Form 10-Q
period 1996-05-05
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1996-06-03
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



   x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934


                   For the quarterly period ended May 5, 1996


                                      OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934



                        Commission file number 0-21296



                     PACIFIC SUNWEAR OF CALIFORNIA, INC.




              CALIFORNIA                                     95-3759463
- - ----------------------------------------             --------------------------
      (State of Incorporation)                            (I.R.S. Employer
                                                         Identification No.)

      5037 EAST HUNTER AVENUE
        ANAHEIM CALIFORNIA                                     92807
- - ----------------------------------------             --------------------------
(Address of principal executive offices)                    (Zip code)



                                 (714) 693-8066
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes  x   No
                                                                    ---     ---

        The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at May 5, 1996 was 5,297,019.

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.


                                   FORM 10-Q

                       For the Quarter Ended May 5, 1996

                                     Index

                                                                                             Page
                                                                                             ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets as of  May 5, 1996 (unaudited)                                      3
             and February 4, 1996

           Statements of Operations (unaudited) for the thirteen weeks
            ended May 5, 1996 and April 30, 1995                                              4

           Statements of Cash Flows (unaudited) for the thirteen weeks
            ended May 5, 1996 and April 30, 1995                                              5

           Notes to Financial Statements                                                      6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                       7 - 9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                  10
Item 2.    Changes in Securities                                                              10
Item 3.    Defaults upon Senior Securities                                                    10
Item 4.    Submission of Matters to a Vote of Security Holders                                10
Item 5.    Other Information                                                                  10
Item 6.    Exhibits and Reports on Form 8-K                                                   10

           SIGNATURE PAGE                                                                     11

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                               May 5,         February 4,
                                                                                1996             1996
                                                                             -----------      -----------
                                                                             (unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                                                 $  5,108,619     $  4,315,842
  Accounts receivable                                                            639,896          323,299
  Income taxes receivable                                                         88,489               --
  Merchandise inventories                                                     18,116,804       15,408,844
  Prepaid expenses, includes $1,641,756 and $1,575,311
    of prepaid rent, respectively                                              2,393,744        2,451,170
  Deferred taxes                                                               1,160,179        1,160,179
                                                                            ------------     ------------
    Total current assets                                                      27,507,731       23,659,334

PROPERTY AND EQUIPMENT:

  Leasehold improvements                                                      22,665,509       22,044,879
  Furniture, fixtures and equipment                                           17,567,897       16,667,276
                                                                            ------------     ------------
                                                                              40,233,406       38,712,155
  Less accumulated depreciation and amortization                             (13,317,139)     (12,088,943)
                                                                            ------------     ------------
    Net property and equipment                                                26,916,267       26,623,212

OTHER ASSETS:

  Goodwill, net of accumulated amortization of
    $272,003 and $265,283, respectively                                          816,740          823,460
  Deposits and other assets                                                      394,658          364,739
                                                                            ------------     ------------
    Total other assets                                                         1,211,398        1,188,199
                                                                            ------------     ------------
      Total assets                                                          $ 55,635,396     $ 51,470,745
                                                                            ============     ============


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term debt                                         $         --     $    375,000
  Accounts payable                                                             9,533,108        5,268,496
  Accrued liabilities, includes $1,729,851 and $1,349,268
     of accrued compensation, respectively                                     3,390,118        2,747,414
  Income taxes payable                                                                --          468,661
                                                                            ------------     ------------
    Total current liabilities                                                 12,923,226        8,859,571

  LONG-TERM DEBT                                                                      --          406,250
  DEFERRED COMPENSATION                                                          242,134          185,348
  DEFERRED RENT                                                                2,856,141        2,724,381
  DEFERRED TAXES                                                                 985,808          985,808

SHAREHOLDERS' EQUITY:

  Common stock, par value $.01; authorized, 15,000,000 shares;
    issued and outstanding, 5,297,019 and 5,300,171 shares,
    respectively                                                                  52,970           53,002
  Additional paid-in capital                                                  29,429,177       28,940,869
  Retained earnings                                                            9,145,940        9,315,516
                                                                            ------------     ------------
    Total shareholders' equity                                                38,628,087       38,309,387
                                                                            ------------     ------------
      Total liabilities and shareholders' equity                            $ 55,635,396     $ 51,470,745
                                                                            ============     ============

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                              For the Thirteen Weeks Ended
                                                                             ------------------------------
                                                                             May 5, 1996     April 30, 1995
                                                                             -----------     --------------
Net Sales                                                                    $27,640,975      $19,477,148

Cost of goods sold, including buying,
  distribution, and occupancy costs                                           20,362,870       14,825,366
                                                                             -----------      -----------
Gross margin                                                                   7,278,105        4,651,782

Selling, general and administrative expenses                                   7,576,340        5,730,411
                                                                             -----------      -----------
Operating loss                                                                  (298,235)      (1,078,629)

Interest income                                                                   29,659           31,104
                                                                             -----------      -----------
Loss before income tax benefit                                                  (268,576)      (1,047,525)

Income tax benefit                                                               (99,000)        (429,000)
                                                                             -----------      -----------
Net loss                                                                     $  (169,576)     $  (618,525)
                                                                             ===========      ===========
Net loss per common and common equivalent share                              $     (0.03)     $     (0.12)
                                                                             ===========      ===========
Weighted average common and common equivalent
  shares outstanding                                                           5,261,540        5,154,918
                                                                             ===========      ===========

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              For the Thirteen Weeks Ended
                                                                             ------------------------------
                                                                             May 5, 1996     April 30, 1995
                                                                             -----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                   $  (169,576)     $  (618,525)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                                                1,234,916          938,163

  Change in:
    Accounts receivable                                                         (316,597)        (502,402)
    Merchandise inventories                                                   (2,707,960)      (1,359,982)
    Prepaid expenses                                                              57,426          (81,602)
    Deposits and other assets                                                    (29,919)            (933)
    Accounts payable                                                           4,264,612          710,753
    Accrued liabilities                                                          642,704         (178,286)
    Income taxes and deferred income taxes                                      (557,150)        (469,900)
    Deferred rent                                                                131,760          164,619
    Deferred compensation                                                         56,786          101,164
                                                                             -----------      -----------
      Net cash provided by (used in) operating activities                      2,607,002       (1,296,931)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Short-term investment maturities                                                    --        1,861,537
  Investment in property and equipment                                        (1,521,251)      (3,384,395)
                                                                             -----------      -----------
     Net cash used in investing activities                                    (1,521,251)      (1,522,858)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments under loan agreement and
    capital lease obligations                                                   (781,250)        (101,024)
  Net principal borrowings under loan agreement                                       --        1,900,000
  Proceeds from exercise of stock options                                        488,276           49,650
                                                                             -----------      -----------
     Net cash (used in) provided by financing activities                        (292,974)       1,848,626
                                                                             -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        792,777         (971,163)

CASH AND CASH EQUIVALENTS, beginning of period                                 4,315,842        1,998,235
                                                                             -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                     $ 5,108,619      $ 1,027,072
                                                                             ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:

   Interest                                                                  $    10,685      $    30,980
   Income taxes                                                              $   458,150      $    40,900

                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

The accompanying financial statements are unaudited except for the February 4, 1996 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's fiscal year is the 52- or 53-week period which ends on the Sunday closest to the end of January. "Fiscal 1996" is a 52-week period which ends on February 2, 1997.

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the thirteen weeks ended May 5, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 1997. For further information, refer to the financial statements and notes thereto as of and for the years ended February 4, 1996, January 29, 1995, and January 30, 1994.


NOTE 2 - Net (Loss) Income per Common and Common Equivalent Share

Net (loss) income per common and common equivalent share are based on the weighted average number of common and common equivalent shares outstanding during the relevant periods. For the thirteen weeks ended May 5, 1996 and April 30, 1995 no effect has been given to options outstanding under the Company's Stock Option Plan as they were not dilutive.


NOTE 3 - Federal and State Income Tax

The combined federal and state income tax benefit were calculated using estimated effective annual statutory tax rates.


NOTE 4 - Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning February 5, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The thirteen weeks ended May 5, 1996 as compared to the thirteen weeks ended April 30, 1995
- - ----------------------------------------------------------------------------

Net sales increased to $27.6 million for the first thirteen weeks of fiscal 1996 from $19.5 million for the first thirteen weeks of fiscal 1995, an increase of $8.1 million, or 41.5%. Of this $8.1 million increase, $2.1 million is attributable to a 10.5% increase in comparable store net sales in the first thirteen weeks of fiscal 1996 compared to the comparable thirteen weeks ended May 7, 1995. Fiscal 1995 was a fifty-three week period ended February 4, 1996 and fiscal 1996 will be a fifty-two week period ending February 2, 1997. The extra week in the prior fiscal year caused a change in the measurement period used in making period to period comparisons. A $.5 million increase in sales is attributable to this one week shift in the fiscal calendar. In addition, $.6 million was attributable to sales generated by nine new stores opened in the first thirteen weeks of fiscal 1996 and $4.9 million was attributable to sales generated by stores not yet qualifying as comparable stores. Stores are deemed comparable stores on the first day of the first fiscal month following the one year anniversary of their opening. In the first thirteen weeks of fiscal 1996, the Company continued to expand the number of stores offering footwear and junior female apparel. Sales of this merchandise represented approximately 6% of total sales for the first thirteen weeks of fiscal 1996. No sales of this merchandise were made in the same period last year. Retail prices of the Company's merchandise remained relatively unchanged in the first thirteen weeks of fiscal 1996 compared to the first thirteen weeks of fiscal 1995, and had no significant impact on the net sales increase for the first thirteen weeks of fiscal 1996.

Gross margin, after buying, distribution and occupancy costs, increased to $7.3 million for the first thirteen weeks of fiscal 1996 from $4.7 million for the first thirteen weeks of fiscal 1995, an increase of $2.6 million, or 55.3%. As a percentage of net sales, gross margin increased to 26.4% from 24.1%. Of this 2.3% increase in gross margin as a percentage of net sales, 2.5% was due to a decrease in occupancy costs as a percentage of net sales. This decrease in occupancy as a percentage of net sales is primarily related to higher comparable store net sales. Merchandise margins were unchanged as a percentage of net sales for the first quarter of fiscal 1996 compared to first quarter of fiscal 1995, while buying costs increased by .1%.

Selling, general and administrative expenses increased to $7.6 million for the first thirteen weeks of fiscal 1996 from $5.7 million for the first thirteen weeks of fiscal 1995, an increase of $1.9 million, or 33.3%. As a percentage of net sales, these expenses decreased to 27.5% from 29.2%. Of this 1.7% decrease as a percentage of net sales, 1.8% was due to a decrease in general and administrative expenses as a percentage of net sales resulting from higher comparable store net sales and higher total net sales. Offsetting this decrease was an increase of .1% in store selling expenses as a percentage of net sales primarily associated with opening nine new stores in the first thirteen weeks of fiscal 1996.

Net interest income was $30,000 for the first thirteen weeks of fiscal 1996 compared to $31,000 for the first thirteen weeks of fiscal 1995.

An income tax benefit of $99,000 was recorded for the first thirteen weeks fiscal 1996 compared to an income tax benefit of $429,000 for the first thirteen weeks of fiscal 1995. The effective income tax rate for the first thirteen weeks of fiscal 1996 was 36.9% compared to 41.0% for the first thirteen weeks of fiscal 1995. The smaller income tax benefit rate in the first quarter of 1996 was primarily attributable to higher non-taxable interest income in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, relocation, and/or expansion of selected stores and financing of inventories.

Net cash provided by (used in) operating activities for the first thirteen weeks of fiscal 1996 was $2.6 million compared to ($1.3) million for the first thirteen weeks of fiscal 1995. Working capital at May 5, 1996 was $14.6 million compared to $14.8 million at February 4, 1996, a decrease of $.2 million. The decrease in working capital was primarily due to capital expenditures for the construction of nine new stores opened in the first thirteen weeks of fiscal 1996, offset by higher operating cash flows. Inventories at May 5, 1996 were $18.1 million compared to $15.4 million at February 4, 1996, an increase of $2.7 million. This increase was related to the increase in the number of open stores from 182 at February 4, 1996 to 191 at May 5, 1996 and the increase in the number of stores offering footwear and junior female apparel. The increase in accounts payable of $4.3 million at May 5, 1996 compared to February 4, 1996 was attributable to the increase in inventories at May 5, 1996, as well as an increase in accounts payable as a percentage of inventories.

Net cash used in investing activities was $1.5 million for the first thirteen weeks of fiscal 1996 and for the first thirteen weeks of fiscal 1995. Net cash invested in property and equipment for the first thirteen weeks of fiscal 1996 was $1.5 million compared to $3.4 million for the first thirteen weeks of fiscal 1995, due to fewer new stores opened in the first quarter of 1996.
These expenditures related primarily to the construction of new stores. In the first thirteen weeks of fiscal 1995, the Company used $1.9 million of the $7.5 million in short-term investments available at the beginning of the year.

Net cash (used in) provided by financing activities for the first thirteen weeks of fiscal 1996 was $(.3) million compared to $1.8 million for the first thirteen weeks of fiscal 1995. During the first thirteen weeks of 1996 the Company paid off a term loan with its bank of $.8 million compared to borrowing $1.9 million in the first thirteen weeks of fiscal 1995. In the first thirteen weeks of fiscal 1996, the Company received proceeds of $.5 million from the exercise of stock options compared to less than $.1 million in the same period last year. At May 5, 1996, the Company had $2.3 million in letters of credit outstanding.

The Company plans to open approximately 16 stores, and remodel or relocate five or six existing stores during the remainder of fiscal 1996. The Company estimates that capital expenditures during the remainder of fiscal 1996 will be approximately $5.0 million.

The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close and records closing costs as stores are closed or identified to be closed.

Management believes that the Company's working capital, bank loan agreement and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements through the end of fiscal 1996.

The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

SEASONALITY AND QUARTERLY RESULTS

The Company's business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company's first quarter historically accounts for the smallest percentage of annual net sales. In fiscal 1995 and 1994, the Christmas and back-to-school periods together accounted for approximately 36% of the Company's annual net sales and a higher percentage of the Company's operating income. In fiscal 1995, approximately 43% of the Company's annual net sales occurred in the first half of the fiscal year and 57% in the second half, excluding net sales generated by new stores. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the amount of revenue contributed by new stores.


CERTAIN RISKS AND UNCERTAINTIES; FORWARD LOOKING STATEMENTS

The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

The preceding Management's Discussion and Analysis contains various "forward looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the planned opening of 16 new stores and remodeling or relocation of five or six existing stores during the remainder of fiscal 1996, and the sufficiency of the Company's working capital, bank loan agreement, and cash flow from operating activities for the Company's future operating and capital requirements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitations, the following: decline in demand for the merchandise offered by the Company; the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train employees; the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand; management's ability to manage the Company's planned expansion; the unavailability of merchandise from the Company's vendors and private label sources; the effect of economic conditions; the effect of severe weather or natural disasters; and the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements.

                         PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - Not Applicable

Item 2 - Changes in Securities - Not Applicable

Item 3 - Defaults Upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5 - Other Information - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

         (a)    Exhibits:

                (27)    Financial Data Schedule.

         (b)    Reports on Form 8-K:

                No reports were filed on form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Pacific Sunwear of California, Inc.
                                             (Registrant)


Date:    May 29, 1996                        /s/ GREG H. WEAVER
                                             ----------------------------------
                                             Greg H. Weaver
                                             President, Chief Operating Officer
                                             and Director


Date:    May 29, 1996                        /s/ CARL W. WOMACK
                                             ----------------------------------
                                             Carl W. Womack
                                             Senior Vice President, Chief
                                             Financial Officer and Secretary