Form 10-Q
period 1996-08-04
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1996-08-22
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


  [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 4, 1996

                                       OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934




                        Commission file number 0-21296

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.




CALIFORNIA                                                            95-3759463
(State of Incorporation)                    (I.R.S. Employer Identification No.)

5037 EAST HUNTER AVENUE
ANAHEIM, CALIFORNIA                                                        92807
(Address of principal executive offices)                              (Zip code)


                                 (714) 693-8066
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes x     No
                                                                   ----     ----

         The number of shares outstanding of the registrant's Common stock, par value $.01 per share, at August 4, 1996 was 5,357,911.

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                   FORM 10-Q

                      For the Quarter Ended August 4, 1996

                                     Index

                                                                            Page
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Balance Sheets as of  August 4, 1996 (unaudited)
                  and February 4, 1996                                         3

                Statements of Operations (unaudited) for the second quarter
                 and first half ended August 4, 1996 and July 30, 1995         4

                Statements of Cash Flows (unaudited) for the first half
                 ended August 4, 1996 and July 30, 1995                        5

                Notes to Financial Statements                              6 - 7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       8 - 11

PART II.        OTHER INFORMATION
Item 1.         Legal Proceedings                                             12
Item 2.         Changes in Securities                                         12
Item 3.         Defaults upon Senior Securities                               12
Item 4.         Submission of Matters to a Vote of Security Holders           12
Item 5.         Other Information                                             12
Item 6.         Exhibits and Reports on Form 8-K                              12

                SIGNATURE PAGE                                                13

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                                                  AUGUST 4,          FEBRUARY 4,
                                                                                    1996                1996
                                                                               ------------         -----------
                                                                                (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                                    $  2,257,160         $ 4,315,842
  Accounts receivable                                                               754,829             323,299
  Merchandise inventories                                                        21,714,530          15,408,844
  Prepaid expenses, includes $1,691,805 and $1,575,311
    of prepaid rent, respectively                                                 2,619,166           2,451,170
  Deferred taxes                                                                  1,160,179           1,160,179
                                                                               ------------         -----------
    Total current assets                                                         28,505,864          23,659,334
PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                         23,377,346          22,044,879
  Furniture, fixtures and equipment                                              18,636,550          16,667,276
                                                                               ------------         -----------
  OTHER ASSETS:                                                                  42,013,896          38,712,155
  Less accumulated depreciation and amortization                                (14,595,446)        (12,088,943)
                                                                               ------------         -----------
    Net property and equipment                                                   27,418,450          26,623,212
OTHER ASSETS:
  Goodwill, net of accumulated  amortization of
    $278,724 and $265,283, respectively                                             810,019             823,460
  Deposits and other assets                                                         443,410             364,739
                                                                               ------------         -----------
    Total other assets                                                            1,253,429           1,188,199
                                                                               ------------         -----------
      Total assets                                                             $ 57,177,743         $51,470,745
                                                                               ============         ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                            $          --         $  375,000
  Accounts payable                                                                8,138,363           5,268,496
  Accrued liabilities, includes $1,637,151 and $1,349,268
     of accrued compensation, respectively                                        3,671,902           2,747,414
  Income taxes payable                                                              397,952             468,661
                                                                               ------------         -----------
    Total current liabilities                                                    12,208,217           8,859,571
  LONG-TERM DEBT                                                                         --             406,250
  DEFERRED COMPENSATION                                                             245,942             185,348
  DEFERRED RENT                                                                   2,996,041           2,724,381
  DEFERRED TAXES                                                                    985,808             985,808
SHAREHOLDERS' EQUITY:
  Common stock, par value $.01; authorized, 15,000,000 shares;
    issued and outstanding, 5,357,911 and 5,300,171 shares, respectively             53,579              53,002
  Additional paid-in capital                                                     30,057,244          28,940,869
  Retained earnings                                                              10,630,912           9,315,516
                                                                               ------------         -----------
    Total shareholders' equity                                                   40,741,735          38,309,387
                                                                               ------------         -----------
      Total liabilities and shareholders' equity                               $ 57,177,743         $51,470,745
                                                                               ============         ===========

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   FOR THE SECOND QUARTER ENDED          FOR THE FIRST HALF ENDED
                                                   ----------------------------          ------------------------
                                                  AUGUST 4, 1996    JULY 30, 1995      AUGUST 4, 1996    JULY 30, 1995
                                                  --------------    -------------      --------------    -------------

Net Sales                                          $34,566,703       $25,671,857        $62,207,678       $45,149,004

Cost of goods sold, including buying,
  distribution, and occupancy costs                 23,748,899        18,481,843         44,111,770        33,307,208
                                                   -----------       -----------        -----------       -----------

Gross margin                                        10,817,804         7,190,014         18,095,908        11,841,796

Selling, general and administrative expenses         8,391,653         6,833,438         15,967,993        12,563,848
                                                   -----------       -----------        -----------       -----------

Operating income (loss)                              2,426,151           356,576          2,127,915          (722,052)

Interest income (expense)                               17,821           (12,171)            47,481            18,932
                                                   -----------       -----------        -----------       -----------

Income (loss) before income tax expense
  (benefit)                                          2,443,972           344,405          2,175,396          (703,120)

Income tax expense (benefit)                           959,000           126,000            860,000          (303,000)
                                                   -----------       -----------        -----------       -----------

Net income (loss)                                  $ 1,484,972       $   218,405        $ 1,315,396        $ (400,120)
                                                   ===========       ===========        ===========        ==========

Net income (loss)  per common and
  common equivalent share                          $      0.27       $      0.04        $      0.24        $    (0.08)
                                                         =====             =====              =====             =====

Weighted average common and
  common equivalent shares outstanding               5,523,668         5,314,024          5,480,744         5,165,930
                                                   ===========       ===========        ===========        ==========

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                             FOR THE FIRST HALF ENDED
                                                             ------------------------
                                                         AUGUST 4, 1996      JULY 30, 1995
                                                         --------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income (loss)                                      $ 1,315,396         $ (400,120)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
  Depreciation and amortization                             2,519,944          1,980,685
  Change in:
    Accounts receivable                                      (431,530)          (554,777)
    Merchandise inventories                                (6,305,686)        (3,061,034)
    Prepaid expenses                                         (167,996)          (354,695)
    Deposits and other assets                                 (78,671)             4,967
    Accounts payable                                        2,869,867          4,477,440
    Accrued liabilities                                       924,488            161,745
    Income taxes and deferred income taxes                    (70,709)          (343,900)
    Deferred rent                                             271,660            342,013
    Deferred compensation                                      60,594            196,092
                                                          -----------         ----------
      Net cash provided by operating activities               907,357          2,448,416
CASH FLOWS FROM INVESTING  ACTIVITIES:
  Short-term investment maturities                                 --          3,718,018
  Investment in property and equipment                     (3,301,741)        (6,879,163)
                                                          -----------         ----------
     Net cash used in investing activities                 (3,301,741)        (3,161,145)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under loan agreement and
    capital lease obligations                                (781,250)          (194,774)
  Net principal borrowings under loan agreement                    --          1,200,000
  Proceeds from exercise of stock options                   1,116,952             82,443
                                                          -----------         ----------
     Net cash provided by financing activities                335,702          1,087,669
                                                          -----------         ----------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                               (2,058,682)           374,940
  CASH AND CASH EQUIVALENTS,  beginning of period           4,315,842          1,998,235
                                                          -----------         ----------
  CASH AND CASH EQUIVALENTS,  end of period               $ 2,257,160         $2,373,175
                                                          ===========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:
  Cash paid during the period for:
   Interest                                               $    10,811         $   88,423
 Income taxes                                             $   626,650         $   40,900
                                                          -----------         ----------

Non-cash transaction: During the first half ended August 4, 1996 and July 30, 1995, the Company recorded an increase to additional paid in capital of $304,059 and $0, respectively, related to the tax benefits associated with the exercise of non-qualified stock options.

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

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the second quarter and first half ended August 4, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 1997. For further information, refer to the financial statements and notes thereto as of and for the years ended February 4, 1996, January 29, 1995, and January 30, 1994.

NOTE 2 - CREDIT AGREEMENT

The Company has a credit facility with a bank which expires in August, 1998. The credit facility provides for an $11,500,000 line of credit, under which no borrowings were outstanding as of August 4, 1996. Interest on advances under the line of credit facility is payable monthly at the bank's prime rate (8.25% at August 4, 1996). The line of credit facility includes sub-limits of $7,500,000 each for cash advances and commercial letters of credit outstanding. At August 4, 1996, the Company had $1.8 million in letters of credit and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payments of dividends on common stock. At August 4, 1996, the Company was in compliance with these covenants.

NOTE 3 - NET INCOME (LOSS) INCOME  PER COMMON AND COMMON EQUIVALENT SHARE

Net income (loss) per common and common equivalent share are based on the weighted average number of common and common equivalent shares outstanding during the relevant periods.

NOTE 4 - FEDERAL AND STATE INCOME TAX

The combined federal and state income tax benefit were calculated using estimated effective annual statutory tax rates.

NOTE 5- STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning February 5, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in financial statements filed with Form 10-K for the fiscal year ended February 2, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The thirteen weeks ended August 4, 1996 (second quarter) as compared to the thirteen weeks ended July 30, 1995 (second quarter)

Net sales increased to $34.6 million for the second quarter of fiscal 1996 from $25.7 million for the second quarter of fiscal 1995, an increase of $8.9 million, or 34.6%. Of this $8.9 million increase, $2.0 million is attributable to a 7.4% increase in comparable store net sales (stores are deemed comparable stores on the first day of the first fiscal month following the one year anniversary of their opening) in the second quarter of fiscal 1996 compared to the comparable thirteen week period ended August 6, 1995. Fiscal 1995 was a fifty-three week period ended February 4, 1996 and fiscal 1996 will be a fifty-two week period ending February 2, 1997. The increase in comparable store net sales is primarily attributable to the addition of footwear and junior apparel merchandise in selected stores. In addition, the extra week in the prior fiscal year caused a change in the measurement period used in making period to period comparisons. $1.1 million of the increase in sales is attributable to this one week shift in the fiscal calendar. An additional $1.9 million was attributable to sales generated by thirteen new stores opened in the first half of fiscal 1996 and $3.9 million was attributable to sales generated by stores not yet qualifying as comparable stores. In fiscal 1996, the Company has significantly expanded the number of stores offering footwear and junior female apparel compared to fiscal 1995. Sales of this merchandise represented approximately 12% of total sales for the second quarter of fiscal 1996 versus approximately 1% of total sales for the second quarter of fiscal 1995. The average retail prices of the Company's merchandise increased approximately 6% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995, as a result of adding footwear, an increase in the sales of jeanswear as a percentage of total net sales, and a decrease in T-shirts as a percentage of total net sales.

Gross margin, after buying, distribution and occupancy costs, increased to $10.8 million for the second quarter of fiscal 1996 from $7.2 million for the second quarter of fiscal 1995, an increase of $3.6 million, or 50.0%. As a percentage of net sales, gross margin increased to 31.2% from 28.0%. Of this 3.2% increase in gross margin as a percentage of net sales, 1.8% was due to a decrease in occupancy costs as a percentage of net sales. This decrease in occupancy as a percentage of net sales is primarily related to higher comparable store net sales. Merchandise margins increased 1.1% as a percentage of net sales for the second quarter of fiscal 1996 compared to first quarter of fiscal 1995, and buying and distribution costs decreased by .3%. The increase in merchandise margins was primarily due to an increase in initial markup.

Selling, general and administrative expenses increased to $8.4 million for the second quarter of fiscal 1996 from $6.8 million for the second quarter of fiscal 1995, an increase of $1.6 million, or 23.5%. As a percentage of net sales, these expenses decreased to 24.3% from 26.5%. This 2.2% decrease as a percentage of net sales was due to a decrease in general and administrative expenses as a percentage of net sales resulting from higher comparable store net sales and higher total net sales.

Net interest income was $18,000 for the second quarter of fiscal 1996 compared to net interest expense of $12,000 for the second quarter of fiscal 1995. This $30,000 difference is primarily attributable to lower average borrowings in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995.

Income tax expense was $959,000 for the second quarter of fiscal 1996 compared to $126,000 for the second quarter of fiscal 1995. The effective income tax rate for the second quarter of fiscal 1996 was 39.2% compared to 36.6% for the second quarter of fiscal 1995. The higher effective income tax rate for the second quarter of 1996 was due to an increase in taxable interest income in the second quarter of 1996. Interest income for the second quarter of 1995 was mostly non-taxable.

The twenty-six weeks ended August 4, 1996 (first half) as compared to the twenty-six weeks ended July 30, 1995 (first half)

Net sales increased to $62.2 million for the first half of fiscal 1996 from $45.1 million for the first half of fiscal 1995, an increase of $17.1 million, or 37.9%. Of this $17.1 million increase, $4.0 million is attributable to a 8.7% increase in comparable store net sales (stores are deemed comparable stores on the first day of the first fiscal month following the one year anniversary of their opening) in the first half of fiscal 1996 compared to the comparable twenty-six week period ended August 6, 1995. Fiscal 1995 was a fifty-three week period ended February 4, 1996 and fiscal 1996 will be a fifty-two week period ending February 2, 1997. The increase in comparable store net sales is primarily attributable to the addition of footwear and junior apparel merchandise in selected stores. In addition, the extra week in the prior fiscal year caused a change in the measurement period used in making period to period comparisons. $1.7 million of the increase in sales is attributable to this one week shift in the fiscal calendar. An additional $2.5 million was attributable to sales generated by thirteen new stores opened in the first half of fiscal 1996 and $8.9 million was attributable to sales generated by stores not yet qualifying as comparable stores. In fiscal 1996, the Company has significantly expanded the number of stores offering footwear and junior female apparel compared to fiscal 1995. Sales of this merchandise represented approximately 9% of total sales for the first half of fiscal 1996 versus approximately 1% of total sales for the first half of fiscal 1995. The average retail prices of the Company's merchandise increased approximately 4% in the first half of fiscal 1996 compared to the first half of fiscal 1995, as a result of adding footwear, an increase in the sales of jeanswear as a percentage of total net sales, and a decrease in T-shirts as a percentage of total net sales.

Gross margin, after buying, distribution and occupancy costs, increased to $18.1 million for the first half of fiscal 1996 from $11.8 million for the first half of fiscal 1995, an increase of $6.3 million, or 53.4%. As a percentage of net sales, gross margin increased to 29.1% from 26.2%. Of this 2.9% increase in gross margin as a percentage of net sales, 2.0% was due to a decrease in occupancy costs as a percentage of net sales. This decrease in occupancy as a percentage of net sales is primarily related to higher comparable store net sales. Merchandise margins increased .6% as a percentage of net sales for the first half of fiscal 1996 compared to first half of fiscal 1995, and buying and distribution costs decreased by .3%. The increase in merchandise margins was primarily due to an increase in initial markup.

Selling, general and administrative expenses increased to $16.0 million for the first half of fiscal 1996 from $12.6 million for the first half of fiscal 1995, an increase of $3.4 million, or 27.0%. As a percentage of net sales, these expenses decreased to 25.7% from 27.9%. This 2.2% decrease as a percentage of net sales was due to a decrease in general and administrative expenses as a percentage of net sales resulting from higher comparable store net sales and higher total net sales.

Net interest income was $47,000 for the first half of fiscal 1996 compared to $19,000 for the first half of fiscal 1995. This $28,000 difference is primarily attributable to lower average borrowings in the first half of fiscal 1996 compared to the first half of fiscal 1995.

Income tax expense was $860,000 for the first half of fiscal 1996 compared to an income tax benefit of $(303,000) for the first half of fiscal 1995. The effective income tax (benefit) rate for the first half of fiscal 1996 was 39.5% compared to (43.1)% for the first half of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from internally generated cash flow, short-term investments, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, relocation, and/or expansion of selected stores and financing of inventories.

Net cash provided by operating activities for the first half of fiscal 1996 was $.9 million compared to $2.4 million for the first half of fiscal 1995. The decrease was primarily attributable to an increase in merchandise inventories and a decrease in cash provided by accounts payable and accrued liabilities, offset by increases in net income and depreciation and amortization. Working capital at August 4, 1996 was $16.3 million compared to $14.8 million at February 4, 1996, an increase of $1.5 million. Inventories at August 4, 1996 were $21.7 million compared to $15.4 million at February 4, 1996, an increase of $6.3 million. This increase was related to opening thirteen new stores, with 50% larger average square footage than existing stores, and the addition of junior female apparel and footwear to 57 and 26 stores, respectively. The increase in accounts payable of $2.9 million at August 4, 1996 compared to February 4, 1996 was attributable to the increase in inventories at August 4, 1996.

Net cash used in investing activities was $3.3 million for the first half of fiscal 1996 compared to $3.2 million for the first half of fiscal 1995. Net cash invested in property and equipment for the first half of fiscal 1996 was $3.3 million compared to $6.9 million for the first half of fiscal 1995, due to fewer new stores opened in the first half of fiscal 1996. These expenditures related primarily to the construction of new stores.

Net cash provided by financing activities for the first half of fiscal 1996 was $.3 million compared to $1.1 million for the first half of fiscal 1995. During the first half of 1996, the Company paid off a term loan with its bank of $.8 million compared to net borrowings of $1.0 million in the first half of fiscal 1995. In the first half of fiscal 1996, the Company received proceeds of $1.1 million from the exercise of stock options compared to $.1 million in the same period last year. At August 4, 1996, the Company had $1.8 million in letters of credit outstanding.

The Company plans to open approximately 17 stores, and expand the size of six existing stores during the remainder of fiscal 1996. The Company estimates that capital expenditures during the remainder of fiscal 1996 will be approximately $4.0 million.

The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close and records store expansion/relocation and closing costs as stores are (or identified to be) expanded, relocated or closed.

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

The preceding Management's Discussion and Analysis contains various "forward looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the planned opening of 17 new stores and expansion of six existing stores during the remainder of fiscal 1996, and the sufficiency of the Company's working capital, bank loan agreement, and cash flow from operating activities for the Company's future operating and capital requirements. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitations, the following: decline in demand for the merchandise offered by the Company; the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train employees; the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand; management's ability to manage the Company's planned expansion; the unavailability of merchandise from the Company's vendors and private label sources; the effect of economic conditions; the effect of severe weather or natural disasters; and the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - Not Applicable

Item 2 - Changes in Securities - Not Applicable

Item 3 - Defaults Upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

a) The 1996 Annual Meeting of the Shareholders of the Company was held on June 4, 1996 (the "1996 Annual Meeting").

(b) At the 1996 Annual Meeting, Jon R. Stone, Peter L. Harris and Scott Young were elected as Directors of the Company for a one year term ending in 1997 and Julius Jensen III, Greg H. Weaver, Pearson C. Cummin III and James B. McCurry were elected as Directors of the Company for a two year term ending in 1998.

(c) In addition to the election of directors, the shareholders also approved an amendment to the Company's 1992 Stock Award Plan to (i) increase the number of shares underlying options to be granted annually to non-employee directors under the Plan and (ii) increase the limit on the number of shares that may be awarded to any employee during any twelve month period from 125,000 to 275,000 shares. Voting at the Annual Meeting for the election of directors was as set forth below. Each of the nominees identified below was elected a director.

                                              Votes Cast      Votes
        Nominees                                 For         Withheld
        --------                              ----------     --------

        Election of Jon R. Stone             4,664,505       414,990
        Election of Peter L. Harris          4,813,756       265,739
        Election of Scott Young              4,813,755       265,740
        Election of Julius Jensen III        4,814,286       265,209
        Election of Greg H. Weaver           4,814,286       265,209
        Election of Pearson C. Cummin III    4,778,560       300,935
        Election of James B. McCurry         4,814,186       265,309


         With respect to the amendment to the 1992 Stock Award Plan, 2,945,163 votes were cast for adoption of the amendment, 1,227,374 votes were cast against, 6,264 votes abstained, and there were 900,694 broker non-votes.

(d)      Not applicable

Item 5 - Other Information - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

        (a)    Exhibits:
               No exhibits filed.
        (b)    Reports on Form 8-K:
               No reports were filed on form 8-K during the quarter for which this report is filed.
        (27)   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Pacific Sunwear of California, Inc.
                                        (Registrant)


Date: August 21, 1996                   /s/ Greg H. Weaver
                                        -----------------------------------
                                        Greg H. Weaver
                                        President, Chief Operating Officer
                                        and Director



Date: August 21, 1996                   /s/ Carl W. Womack
                                        -----------------------------------
                                        Carl W. Womack
                                        Senior Vice President, Chief
                                        Financial Officer and Secretary