Form 10-Q
period 1996-11-03
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1996-12-18
CIK 874841

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 1996

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

                               YES  X      NO____

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, AT DECEMBER 6, 1996 WAS 8,083,777.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                   FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 3, 1996

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements......................................................
           Balance Sheets as of November 3, 1996 (unaudited) and February 4, 1996....       3
           Statements of Operations (unaudited) for the third quarter and nine months       4
           ended November 3, 1996 and October 29, 1995...............................
           Statements of Cash Flows (unaudited) for the first nine months ended             5
           November 3, 1996 and October 29, 1995.....................................
           Notes to Financial Statements.............................................       6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of    7-11
           Operations................................................................
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings.........................................................      12
Item 2.    Changes in Securities.....................................................      12
Item 3.    Defaults upon Senior Securities...........................................      12
Item 4.    Submission of Matters to a Vote of Security Holders.......................      12
Item 5.    Other Information.........................................................      12
Item 6.    Exhibits and Reports on Form 8-K..........................................      12
           SIGNATURE PAGE............................................................      13

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                 BALANCE SHEETS



                                                                    NOVEMBER 3,    FEBRUARY 4,
                                                                        1996           1996
                                                                    ------------   ------------
                                                                    (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.....................................    $  6,006,550   $  4,315,842
  Accounts receivable...........................................       1,044,509        323,299
  Merchandise inventories.......................................      22,684,879     15,408,844
  Prepaid expenses, includes $1,787,939 and $1,575,311 of
     prepaid rent, respectively.................................       2,688,126      2,451,170
  Deferred taxes................................................       1,160,179      1,160,179
                                                                    ------------   ------------
     Total current assets.......................................      33,584,243     23,659,334
Property and Equipment:
  Leasehold improvements........................................      24,436,367     22,044,879
  Furniture, fixtures and equipment.............................      19,782,715     16,667,276
                                                                    ------------   ------------
                                                                      44,219,082     38,712,155
  Less accumulated depreciation and amortization................     (15,649,422)   (12,088,943)
                                                                    ------------   ------------
     Net property and equipment.................................      28,569,660     26,623,212
Other Assets:
  Goodwill, net of accumulated amortization of $285,444 and
     $265,283, respectively.....................................         803,299        823,460
  Deposits and other assets.....................................         485,564        364,739
                                                                    ------------   ------------
     Total other assets.........................................       1,288,863      1,188,199
                                                                    ------------   ------------
          Total assets..........................................    $ 63,442,766   $ 51,470,745
                                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.............................    $         --   $    375,000
  Accounts payable..............................................       9,734,726      5,268,496
  Accrued liabilities, includes $1,781,088 and $1,349,268 of
     accrued compensation, respectively.........................       4,428,340      2,747,414
  Income taxes payable..........................................       1,188,091        468,661
                                                                    ------------   ------------
     Total current liabilities..................................      15,351,157      8,859,571
Long-term debt..................................................              --        406,250
Deferred compensation...........................................         300,580        185,348
Deferred rent...................................................       3,087,670      2,724,381
Deferred taxes..................................................         985,808        985,808
Shareholders' Equity:
  Common stock, par value $.01; authorized, 22,500,000 shares;
     issued and outstanding, 8,060,010 and 7,950,256 shares,
     respectively...............................................          80,600         79,503
  Additional paid-in capital....................................      30,266,961     28,914,368
  Retained earnings.............................................      13,369,990      9,315,516
                                                                    ------------   ------------
     Total shareholders' equity.................................      43,717,551     38,309,387
                                                                    ------------   ------------
          Total liabilities and shareholders' equity............    $ 63,442,766   $ 51,470,745
                                                                    ============   ============

                             See accompanying notes

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          FOR THE THIRD QUARTER ENDED            FOR THE NINE MONTHS ENDED
                                      -----------------------------------   -----------------------------------
                                      NOVEMBER 3, 1996   OCTOBER 29, 1995   NOVEMBER 3, 1996   OCTOBER 29, 1995
                                      ----------------   ----------------   ----------------   ----------------
Net sales...........................    $ 43,247,154       $ 31,367,982       $105,454,832       $ 76,516,986
Cost of goods sold, including
  buying, distribution, and
  occupancy costs...................      28,959,797         21,705,616         73,071,566         55,012,824
                                        ------------       ------------       ------------       ------------
Gross margin........................      14,287,357          9,662,366         32,383,266         21,504,162
Selling, general and administrative
  expenses..........................       9,837,141          7,520,546         25,805,134         20,084,395
                                        ------------       ------------       ------------       ------------
Operating income....................       4,450,216          2,141,820          6,578,132          1,419,767
Interest income.....................          89,862             35,324            137,342             54,257
                                        ------------       ------------       ------------       ------------
Income before income tax expense....       4,540,078          2,177,144          6,715,474          1,474,024
Income tax expense..................       1,801,000            854,000          2,661,000            551,000
                                        ------------       ------------       ------------       ------------
Net income..........................    $  2,739,078       $  1,323,144       $  4,054,474       $    923,024
                                        ============       ============       ============       ============
Net income per common and common
  equivalent share..................    $       0.33       $       0.17       $       0.49       $       0.12
                                        ------------       ------------       ------------       ------------
Weighted average common and common
  equivalent shares outstanding.....       8,342,081          7,975,304          8,268,413          8,001,911
                                        ============       ============       ============       ============

                             See accompanying notes

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      FOR THE NINE MONTHS ENDED
                                                                -------------------------------------
                                                                NOVEMBER 3, 1996     OCTOBER 29, 1995
                                                                ----------------     ----------------
Cash Flows from Operating Activities:
  Net income..................................................    $  4,054,474         $    923,024
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization............................       3,852,948            3,097,775
     Change in:
       Accounts receivable....................................        (721,210)            (506,257)
       Merchandise inventories................................      (7,276,035)          (5,373,203)
       Prepaid expenses.......................................        (236,956)            (422,543)
       Deposits and other assets..............................        (120,825)            (199,679)
       Accounts payable.......................................       4,466,230            2,742,752
       Accrued liabilities....................................       1,680,926              725,223
       Income taxes and deferred income taxes.................       1,163,972              499,230
       Deferred rent..........................................         363,289              671,208
       Deferred compensation..................................         115,232              291,123
                                                                  ------------         ------------
          Net cash provided by operating activities...........       7,342,045            2,448,653
Cash flows from investing activities:
  Short-term investment maturities............................              --            4,512,035
  Investment in property and equipment........................      (5,779,235)          (8,339,310)
                                                                  ------------         ------------
          Net cash used in investing activities...............      (5,779,235)          (3,827,275)
Cash Flows from Financing Activities:
  Principal payments under loan agreement and capital lease
     obligations..............................................        (781,250)            (288,524)
  Net principal borrowings under loan agreement...............              --            1,000,000
  Proceeds from exercise of stock options.....................         909,148              110,103
                                                                  ------------         ------------
          Net cash provided by financing activities...........         127,898              821,579
                                                                  ------------         ------------
Net Increase (Decrease) in Cash and Cash Equivalents..........       1,690,708             (557,043)
Cash and cash equivalents, beginning of period................       4,315,842            1,998,235
                                                                  ------------         ------------
Cash and cash equivalents, end of period......................    $  6,006,550         $  1,441,192
                                                                  ============         ============
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest....................................................    $     10,811         $    106,087
  Income taxes................................................    $  1,497,028         $     51,770

Non-cash transactions: During the nine months ended November 3, 1996 and October 29, 1995, the Company recorded an increase to additional paid-in capital of $444,542 and $0, respectively, related to tax benefits associated with the exercise of non-qualified stock options.

                             See accompanying notes

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

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

     In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the third quarter and nine months ended November 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 1997. For further information, refer to the financial statements and notes thereto as of and for the years ended February 4, 1996, January 29, 1995, and January 30, 1994.

NOTE 2 -- NET INCOME PER SHARE AND STOCK SPLIT

     Stock split -- On October 9, 1996 the Company effected a three-for-two stock split. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock the par value ($26,501) of the additional shares arising from the split.

     Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during the relevant periods after giving effect to the stock split.

NOTE 3 -- FEDERAL AND STATE INCOME TAX

     The combined federal and state income tax expense were calculated using estimated effective annual statutory tax rates.

NOTE 4 -- NEW ACCOUNTING PRONOUNCEMENT

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning February 5, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in financial statements filed with form 10-K for the fiscal year ended February 2, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The thirteen weeks ended November 3, 1996 (third quarter) as compared to the thirteen weeks ended October 29, 1995 (third quarter)

     Net sales increased to $43.2 million for the third quarter of fiscal 1996 from $31.4 million for the third quarter of fiscal 1995, an increase of $11.8 million, or 37.6%. Of this $11.8 million increase, $6.9 million was attributable to a 22.9% increase in comparable store net sales in the third quarter of fiscal 1996 compared to the comparable thirty-nine week period ended November 5, 1995, $3.9 million was attributable to sales generated by 20 new stores opened in the first nine months of fiscal 1996, $1.9 million was attributable to sales generated by stores opened prior to fiscal 1996 and not yet included in the comparable store base and $0.1 million was attributable to the expansion or relocation of 2 existing stores. Offsetting these increases was a $1.0 million decrease in sales attributable to a one week shift in the fiscal calendar, which was caused by a change in the measurement period used for period-to-period comparisons (fiscal 1995 was a 53-week period and fiscal 1996 will be a 52-week period). The increase in comparable store net sales was primarily attributable to the addition of footwear and juniors to certain of the Company's stores, and, to a lesser extent, to increases in sales of young men's merchandise. In fiscal 1996, the Company significantly expanded the number of stores offering footwear and juniors. Sales of this merchandise represented approximately 12% of net sales for the third quarter of fiscal 1996 as compared to approximately 1% of net sales for the third quarter of fiscal 1995. As a result of the addition of footwear, an increase in the sales of pants as a percentage of net sales and a decrease in T-shirt sales as a percentage of net sales, the average retail price per unit sold increased approximately 13% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995.

     Gross margin, after buying, distribution and occupancy costs, increased to $14.3 million for the third quarter of fiscal 1996 from $9.7 million for the third quarter of fiscal 1995, an increase of $4.6 million, or 47.4%. As a percentage of net sales, gross margin increased to 33.0% from 30.9%. Of this 2.1% increase in gross margin as a percentage of net sales, 2.1% was due to a decrease in occupancy costs as a percentage of net sales. This decrease in occupancy as a percentage of net sales was primarily related to higher comparable store net sales. Net merchandise margins increased 0.5% as a percentage of net sales for the third quarter of fiscal 1996 compared to third quarter of fiscal 1995, due to an increase in sales of private brand merchandise as a percentage of net sales and improved sourcing of private brand merchandise, partially offset by an increase in markdowns of both branded and private brand merchandise. Buying and distribution costs as a percentage of net sales increased 0.5% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 due to an increase in freight costs as the Company used air freight to expedite shipments to its stores during the back-to-school period.

     Selling, general and administrative expenses increased to $9.8 million for the third quarter of fiscal 1996 from $7.5 million for the third quarter of fiscal 1995, an increase of $2.3 million, or 30.7%. As a percentage of net sales, these expenses decreased to 22.7% from 23.9%. Of this 1.2% decrease as a percentage of net sales, 1.0% was due to a decrease in general and administrative expenses as a percentage of net sales as a result of leveraging these expenses over higher net sales, and 1.1% was attributable to a decrease in store selling expenses as a percentage of net sales primarily as a result of an increase in comparable store net sales and higher total net sales. Partially offsetting these decreases was an increase of 0.9% ($0.5 million) in store expansion/relocation and closing expenses (primarily for the write-off of store leasehold improvements and furniture and fixtures) as a percentage of net sales.

     Income tax expense was $1.8 million for the third quarter of fiscal 1996 compared to $.9 million for the third quarter of fiscal 1995. The effective income tax rate for the third quarter of fiscal 1996 was 39.7% compared to 39.2% for the third quarter of fiscal 1995. The higher effective income tax rate for the third quarter of fiscal 1996 was primarily due to an increase in taxable interest income in the third quarter of fiscal 1996. Interest income for the third quarter of fiscal 1995 was mostly non-taxable.

  The thirty-nine weeks ended November 3, 1996 (nine months) as compared to the thirty-nine weeks ended October 29, 1995 (nine months)

     Net sales increased to $105.5 million for the first nine months of fiscal 1996 from $76.5 million for the first nine months of fiscal 1995, an increase of $29.0 million, or 37.9%. Of this $29.0 million increase, $10.9 million was attributable to a 14.3% increase in comparable store net sales in the first nine months of fiscal 1996 compared to the comparable thirty-nine week period ended November 5, 1995, $10.9 million was attributable to sales generated by stores opened prior to fiscal 1996 and not yet included in the comparable store base, $6.4 million was attributable to sales generated by 20 new stores opened in the first nine months of fiscal 1996 and $0.1 million was attributable to the expansion or relocation of two existing stores. In addition, there was a $0.7 million increase in sales attributable to a one week shift in the fiscal calendar, which was caused by a change in the measurement period used for period-to-period comparisons (fiscal 1995 was a 53-week period and fiscal 1996 will be a 52-week period). The increase in comparable store net sales was primarily attributable to the addition of footwear and juniors to certain of the Company's stores, and, to a lesser extent, to increases in sales of young men's merchandise. In fiscal 1996, the Company significantly expanded the number of stores offering footwear and juniors. Sales of this merchandise represented approximately 11% of net sales for the first nine months of fiscal 1996 as compared to approximately 1% of net sales for the first nine months of fiscal 1995. As a result of the addition of footwear, an increase in the sales of pants as a percentage of net sales and a decrease in T-shirt sales as a percentage of net sales, the average retail price per unit sold increased approximately 7% in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995.

     Gross margin, after buying, distribution and occupancy costs, increased to $32.4 million for the first nine months of fiscal 1996 from $21.5 million for the first nine months of fiscal 1995, an increase of $10.9 million, or 50.7%. As a percentage of net sales, gross margin increased to 30.7% from 28.1%. Of this 2.6% increase in gross margin as a percentage of net sales, 2.1% was due to a decrease in occupancy costs as a percentage of net sales, which was primarily related to an increase in comparable store net sales. In addition, merchandise margins increased 0.5% as a percentage of net sales for the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995, primarily due to an increase in sales of higher margin private brand merchandise as a percentage of net sales and improved sourcing of private brand merchandise, partially offset by an increase in markdowns of both branded and private brand merchandise.

     Selling, general and administrative expenses increased to $25.8 million for the first nine months of fiscal 1996 from $20.1 million for the first nine months of fiscal 1995, an increase of $5.7 million, or 28.4%. As a percentage of net sales, these expenses decreased to 24.5% from 26.2%. Of this 1.7% decrease as a percentage of net sales, 1.7% was due to a decrease in general and administrative expenses as a percentage of net sales as a result of leveraging these expenses over higher net sales, and 0.5% was attributable to a decrease in store selling expenses as a percentage of net sales primarily as a result of an increase in comparable store net sales. Partially offsetting these decreases was an increase of 0.5% ($0.7 million) in store expansion/relocation and closing expenses (primarily the write-off of store leasehold improvements and furniture and fixtures) as a percentage of net sales.

     Income tax expense was $2.7 million for the first nine months of fiscal 1996 compared to $0.6 million for the first nine months of fiscal 1995. The effective income tax rate for the first nine months of fiscal 1996 was 39.6% compared to 37.4% for the first nine months of fiscal 1995. The higher effective income tax rate for the first nine months of fiscal 1996 was primarily due to an increase in taxable interest income in the first nine months of fiscal 1996. Interest income for the first nine months of fiscal 1995 was mostly non-taxable.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, relocation, or expansion of selected existing stores and financing of inventories.

     Net cash provided by operating activities for the first nine months of fiscal 1996 was $7.3 million compared to $2.4 million for the first nine months of fiscal 1995. This $4.9 million increase is primarily attributable to a $3.1 million increase in net income, a $.8 million increase in depreciation, a $1.6 million increase in accrued expenses and income taxes, offset by decreases of other items of $.6 million. Working capital at November 3, 1996 was $18.2 million compared to $14.8 million at February 4, 1996, an increase of $3.4 million. Inventories at November 3, 1996 were $22.7 million compared to $15.4 million at February 4, 1996, an increase of $7.3 million. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas. The increase in inventories at November 3, 1996 was primarily related to opening new stores with larger average square footage than existing stores, and the addition of juniors and footwear to certain of the Company's existing stores. The increase in accounts payable of $4.5 million at November 3, 1996 compared to February 4, 1996 was attributable to the increase in inventories at November 3, 1996.

     Net cash used in investing activities was $5.8 million for the first nine months of fiscal 1996 compared to $3.8 million for the first nine months of fiscal 1995. Net cash used in investment in property and equipment for the first nine months of fiscal 1996 was $5.8 million compared to $8.3 million for the first nine months of fiscal 1995. These expenditures related primarily to the construction of new stores. The decrease in the first nine months of fiscal 1996 compared to the same period of the prior year was primarily due to having opened only 20 new stores in the fiscal 1996 period as compared to 51 new stores in the prior period. In the first nine months of fiscal 1996, $4.6 million was expended for the 30 new stores to be opened in fiscal 1996, $0.8 million for expansions or relocations of certain existing stores and $0.4 million related to the Company's computer hardware and software and materials handling system.

     Net cash provided by financing activities for the first nine months of fiscal 1996 was $0.1 million compared to $0.8 million for the first nine months of fiscal 1995. In the first nine months of fiscal 1996, the Company paid off a term loan from its bank of $0.8 million compared to net borrowings of $0.7 million in the first nine months of fiscal 1995. In the first nine months of fiscal 1996, the Company received proceeds of $0.9 million from the exercise of stock options compared to $0.1 million in the same period last year.

     The Company has a credit facility with a bank which expires in August 1998. The credit facility provides for an $11.5 million line of credit, which includes sub-limits of $7.5 million each for cash advances and commercial letters of credit. Interest on advances under the line of credit facility is payable monthly at the bank's prime rate (8.25% at November 3, 1996). At November 3, 1996, the Company had $1.2 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At November 3, 1996, the Company was in compliance with all of its covenants.

     The Company has minimum annual rental commitments under existing store leases and the lease for its corporate offices and distribution center of approximately $15.1 million in fiscal 1997 and $15.0 million in fiscal 1998.

     The Company estimates that capital expenditures for the fourth quarter of fiscal 1996 will be approximately $2.5 million in connection with opening 10 new stores, expanding or relocating five existing stores, and commencing construction on approximately 7 to 12 stores that will open during fiscal 1997. In fiscal 1996, the Company's average cost to build a new store, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $190,000. In fiscal 1996, the average cost of expanding or relocating stores was approximately $250,000. The average total cost to build new stores will vary in the future, depending on various factors, including changes in store design, local construction costs and landlord allowances. The Company's average initial inventory for new stores opened in fiscal 1996 was approximately $130,000.

     The Company plans to open approximately 40 stores, and expand or relocate 10 to 15 existing stores, during fiscal 1997. The Company estimates that capital expenditures in fiscal 1997 will total approximately $13 million.

     The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. The Company anticipates expanding or relocating five stores to larger spaces in the fourth quarter of fiscal 1996 and plans to expand or relocate 10 to 15 stores in fiscal 1997. The Company anticipates closing three stores in the fourth quarter of fiscal 1996 and two stores in fiscal 1997.

     Management believes that the Company's working capital, bank loan agreement and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements through the end of fiscal 1997.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning February 5, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in financial statements filed with form 10-K for the fiscal year ended February 2, 1997.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 in the first interim period of fiscal 1996 and such adoption did not impact its financial position or results of operations.

INFLATION

     The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

SEASONALITY AND QUARTERLY RESULTS

     The Company's business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company's first quarter historically accounts for the smallest percentage of annual net sales. In fiscal 1995 and 1994, excluding net sales generated by new stores, the Christmas and back-to-school periods together accounted for approximately 36% of the Company's annual net sales and a higher percentage of the Company's operating income. In fiscal 1995, approximately 43% of the Company's annual net sales occurred in the first half of the fiscal year and 57% in the second half, excluding net sales generated by new stores. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings and the amount of revenue contributed by new stores.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     The preceding Management's Discussion and Analysis contains forward looking statements within the meaning of section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the future economic performance of the Company. The forward-looking statements and associated risks set forth may include or relate to: (i) the planned opening of approximately 40 stores and expansion or relocation of 10 to 15 stores in fiscal 1997; (ii) the increase in average new store size; (iii) the success of the Company's juniors and footwear merchandising initiatives; (iv) statements regarding increased sales per store and sales growth as a consequence of adding new stores; (v) the timely ability of branded and private brand merchandise in sufficient quantities to satisfy customer demand; (vi) the growth in store operating and general and administrative expenses as a result of store expansion; and (vii) the sufficiency of the Company's working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements.

     The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (i) the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand; (ii) a decline in demand for the merchandise offered by the Company; (iii) the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, and hire and train employees; (iv) management's ability to manage the Company's planned expansion; (v) the unavailability of merchandise from the Company's vendors and private brand sources; (vi) the effect of economic conditions; (vii) the effect of severe weather or natural disasters; (viii) the effect of competitive pressures from other retailers, particularly including those in the recently introduced juniors and footwear categories; and (ix) a disruption of trade with the countries in which the Company's private brand contract manufacturers are located. Results actually achieved thus may differ materially from expected results in these statements. In addition, as disclosed above, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause the Company's net income or growth in net income to differ materially from prior results.

                          PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings -- Not Applicable

Item 2 -- Changes in Securities -- Not Applicable

Item 3 -- Defaults Upon Senior Securities -- Not Applicable

Item 4 -- Submission of Matters to a Vote of Security Holders -- Not Applicable

Item 5 -- Other Information -- Not Applicable

Item 6 -- Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          10.1 Employment Agreement, dated as of October 1, 1996, by and between Pacific Sunwear of California, Inc. and Greg H. Weaver.

          (27) Financial Data Schedule

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

                                          Pacific Sunwear of California, Inc.
                                          (Registrant)


Date: December 16, 1996                   /s/ Greg H. Weaver
                                          --------------------------------------
                                          President, Chief Executive Officer
                                          and Director



Date: December 16, 1996                   /s/ Carl W. Womack
                                          --------------------------------------
                                          Senior Vice President, Chief
                                          Financial Officer and Secretary