Form 10-K
period 1997-02-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1997-04-04
CIK 874841

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K
 (MARK ONE)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 2, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO ______________

                         COMMISSION FILE NUMBER 0-21296


                      PACIFIC SUNWEAR OF CALIFORNIA, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ---------------------

               CALIFORNIA                           95-3759463
     (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

  5037 E. HUNTER AVENUE, ANAHEIM, CALIFORNIA           92807
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 693-8066

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 19, 1997 was approximately $242 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

         On March 19, 1997 the registrant had 8,109,188 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

===============================================================================

                                     PART I

ITEM 1.    BUSINESS

         Pacific Sunwear of California, Inc. ("Pacific Sunwear" or "the Company") is a leading mall-based specialty retailer of everyday casual apparel, accessories and footwear designed to meet the lifestyle needs of active teens and young adults. The Company's customers are primarily young men aged 12 to 22, as well as young women of the same age who generally prefer a casual look. The Company believes its stores are differentiated by a carefully edited selection of popular and emerging brands, which are offered together with the Company's own private brands. The Company believes its merchandise selection enhances its image with its customers as a key fashion resource for the casual teen wardrobe. Pacific Sunwear currently operates 209 stores in 33 states nationwide. The Company's stores are primarily concentrated in three regions: the Northeast (24%), California (23%) and the Midwest (22%).

         Since mid-1995, Pacific Sunwear has implemented several strategic merchandising initiatives which it believes have enhanced its ability to serve the fashion needs of its customers. The Company significantly expanded its pant assortment for young men chainwide in order to address the apparel needs of its customers in general and the needs of customers in colder climate regions such as the Northeast and Midwest. In addition, the Company introduced the categories of juniors and footwear on a test basis in a limited number of stores beginning in the summer of 1995. The Company introduced juniors in an effort to broaden its customer base, as well as to provide its existing female customers with a wider array of apparel choices. Footwear was introduced in response to customer demand and allowed the Company to provide its customers with a complete wardrobe for the casual teen lifestyle.

         Based on the initial success of these merchandising initiatives, Pacific Sunwear decided to increase its prototype store size from approximately 2,000 to approximately 3,000 square feet in late 1995. In the fiscal year ended February 2, 1997 ("fiscal 1996"), the Company opened 30 new stores, 26 of which were in the larger format, and plans to open approximately 40 new larger format stores in the fiscal year ending February 1, 1998 ("fiscal 1997"). In fiscal 1996, the Company also began enlarging the size of certain existing stores through expansion or relocation in order to accommodate its new categories of juniors and footwear as well as its expanded assortment of pants. In fiscal 1996, the Company expanded or relocated seven stores and expects to expand or relocate 10 to 15 stores in fiscal 1997, all of which are expected to include juniors and footwear. The Company also plans to continue its rollout of juniors to approximately 39 of its existing smaller stores in the first half of fiscal 1997. The Company currently carries juniors in 131 of its stores, of which 64 also offer footwear, and at the end of fiscal 1997 expects to carry juniors in approximately 225 of its stores, of which approximately 134 will also offer footwear.

STRATEGY

         Pacific Sunwear's goal is to be the dominant nationwide specialty retailer of everyday casual apparel, footwear and accessories catering to the teen market. The Company's target customers are young men and women between the ages of 12 and 22. Pacific Sunwear believes its customers want to stay abreast of fashion trends and continually seek newness in their everyday wear. The Company endeavors to satisfy such demands by offering a complete wardrobe selection, including footwear and accessories, representing fashion trends considered timely by the Company's target customers. The principal aspects of the Company's strategy are as follows:

         Offer a Broad Assortment. Pacific Sunwear offers a complete selection of shirts, shorts, pants, overshirts, sweatshirts, outerwear, footwear and accessories in order to satisfy the casual wardrobe needs of its teen customers. Within each merchandise classification, the Company's stores offer a broad selection, with the goal of being viewed by its customers as the dominant retailer in its niche.

         Create a Pacific Sunwear Brand Image. The Company strives to make the "Pacific Sunwear" name synonymous with distinctive and high quality merchandise for the casual teen lifestyle. The Company projects a strong brand image among its customers by offering a carefully edited selection of popular and "cutting edge" brands, together with the Company's own exclusive brands. Key brands in young men's apparel offered by the Company include Billabong, Quiksilver, Rusty, Redsand and Stussy. Key brands in juniors include Free People, Hang Ten, Generation X and Rusty, and in footwear include Dr. Martens, Airwalk and Vans. The development of Pacific Sunwear's brand image among its target customers has been enhanced by the Company's own private brands, such as its Bullhead and Breakdown labels. Pacific Sunwear believes that offering high quality private brands contributes to its status as a key fashion resource for the casual teen lifestyle and differentiates the Company from its competitors.

         Actively Manage Merchandise Trends. Pacific Sunwear does not attempt to dictate fashion, but instead devotes considerable effort to identifying emerging fashion trends. By using focus groups, listening to its customers and store employees, monitoring sell-through trends, testing small quantities of new merchandise in a limited number of stores, and maintaining domestic and international sourcing relationships, Pacific Sunwear enhances its ability to identify and respond to emerging fashion trends and to develop new private brand styles in order to capitalize on existing fashion trends. The Company believes its proactive strategy helps minimize fashion risk and the potential need for significant markdowns, while permitting a rapid response to changing fashions and the timely rollout of new merchandise.

         Maintain Strong Vendor Relationships. Pacific Sunwear views its vendor relationships as important to its success, and promotes frequent personal interaction with its vendors. The Company believes many of its vendors view Pacific Sunwear as an important distribution channel, not only as one of their largest customers, but also as an enhancement of their own brand image in the eyes of the teen customer.

         Provide Attentive Customer Service. Pacific Sunwear is committed to offering courteous, professional and nonintrusive customer service. The Company strives to give its teen customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Responding to the expressed preferences of its customers, the Company trains its employees to greet each customer, to give prompt and courteous assistance when asked, and to thank customers after purchases are made, but to refrain from giving extensive unsolicited advice to its shoppers. Pacific Sunwear's stores are designed to give a sense of "controlled clutter," with extensive wall displays and a background of popular music. Additionally, the stores provide a friendly and social atmosphere for teens, while also providing a comfortable environment for parents and other adults. The Company believes the combination of its attentive customer service and its unique store environment is integral to its success.

         Growth Strategy. Pacific Sunwear intends to continue to grow through the opening of new stores, the expansion or relocation of selected existing stores and the continued rollout of juniors to certain of its smaller format stores. In fiscal 1997, the Company plans to open approximately 40 larger format stores, and to expand or relocate 10 to 15 existing stores to the larger store format and to add juniors to approximately 39 of its existing smaller stores. The Company believes that the broad appeal of the Pacific Sunwear concept enables it to operate successfully in diverse geographic markets.

MERCHANDISING

Merchandise

         Pacific Sunwear offers a complete selection of shirts, shorts, pants, overshirts, sweatshirts, outerwear, footwear and accessories in order to satisfy the casual wardrobe needs of its teen customers. Within each merchandise classification, the Company's stores offer a broad selection, with the goal of being viewed by its customers as the dominant retailer in its niche. Due to the Company's historical focus, a substantial portion of its merchandise is targeted to a young male customer, although Pacific Sunwear's customers have always included young female customers who choose to purchase young men's apparel to wear themselves.

         Since mid-1995, Pacific Sunwear has implemented several strategic merchandising initiatives which it believes have enhanced its ability to serve the fashion needs of its customers. The Company significantly expanded its pant assortment for young men chainwide in order to address the apparel needs of its customers in general and the needs of customers in colder climate regions such as the Northeast and Midwest. In addition, the Company introduced the categories of juniors and footwear on a test basis in a limited number of stores beginning in the summer of 1995. The Company introduced juniors in an effort to broaden its customer base, as well as to provide its existing female customers with a wider array of apparel choices. Pacific Sunwear's junior merchandise includes shirts, shorts, pants, sweatshirts, outerwear and accessories. Footwear was introduced in response to customer demand and allowed the Company to provide its customers with a complete wardrobe for the casual teen lifestyle. The Company's footwear assortment includes sneakers (non-athletic), shoes, boots and sandals, with approximately 80 to 100 styles currently being offered. The Company's goal with regard to its footwear selection is to offer a carefully edited assortment of the most popular styles within its everyday casual niche. The Company currently carries juniors in 131 of its stores, of which 64 also offer footwear, and at the end of fiscal 1997 expects to carry juniors in approximately 225 of its stores, of which approximately 134 will also offer footwear.

         The following table sets forth the Company's merchandise assortment by classification as a percentage of net sales for the periods shown:


                                                                        FISCAL YEAR ENDED
                                                         ------------------------------------------------
                                                         FEB. 2,             FEB. 4,             JAN. 29,
                                                          1997                1996                 1995
                                                         -------             -------            ---------
 T-shirts, knit and woven tops                              34%                 44%                  46%
 Pants                                                      17                  10                    5
 Accessories (hats, sunglasses and other)                   13                  16                   17
 Bermuda shorts, other shorts and swimwear                  12                  14                   16
 Overshirts, sweatshirts, and outerwear                     12                  15                   16
 Juniors                                                     8                   *                    -
 Footwear                                                    4                   1                    *
                                                           ---                 ---                  ---
                                                           100%                100%                 100%
                                                           ===                 ===                  ===

*  Less than one percent.

         Pacific Sunwear offers many of the brands best known by its target customers, as well as other "cutting edge" brands that reflect fashion trends considered timely by the Company's customers. Key brands in young men's apparel include Billabong, Quiksilver, Rusty, Redsand, Stussy, HIC (Hawaiian Island Creations), JNCO, 26 Red and Fresh Jive. In the Company's new juniors category, many of the brands offered are new lines developed by the Company's existing young men's vendors, such as Rusty, Stussy, JNCO and 26 Red. The Company believes these lines were developed in recognition of a trend towards more fitted and feminine styles for young women. In addition, the Company's junior merchandise includes vendors new to Pacific Sunwear, such as Free People and Generation X. Pacific Sunwear believes that offering merchandise designed specifically for young women broadens its customer base. The Company's footwear brands include Dr. Martens, Airwalk, Vans, Simple and Teva. In fiscal 1996 and fiscal 1995 approximately 62% and 65%, respectively, of Pacific Sunwear's net sales consisted of brand name merchandise. Billabong accounted for approximately 10% of the Company's net sales fiscal 1996 with no other vendor accounting for more than 6% of net sales during that period.

         Pacific Sunwear also offers a wide selection of private brand merchandise under the labels "Bullhead," "Breakdown," "Diversion," "Island Force," "Hoax," and "Rare Brew," each of which is targeted at a specific customer segment. Pacific Sunwear believes that offering high quality private brands contributes to its status as a key fashion resource for the casual teen lifestyle and differentiates the Company from its competitors. First introduced in the late 1980s, the Company's most established private brands are those designed for its young male customer. Beginning in late 1995, Pacific Sunwear introduced private brand merchandise designed for juniors, corresponding by label and brand positioning to the young men's lines. In addition, the Company anticipates introducing new private brands targeted specifically to the junior customer. The Company believes that the development of its brand image among its target customers is enhanced by its private brands. In addition, the private brands provide an opportunity to broaden its customer base by providing merchandise of comparable quality to brand name merchandise at lower prices, to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities and to provide the Company with a greater degree of control over the flow of its merchandise. The Company's private brand merchandise is designed internally by an eight-person product development staff in collaboration with the Company's buying staff. The product development staff also oversees the manufacture and delivery of the private brand merchandise, with manufacturing done on a contract basis domestically and in Asia and Mexico. Private brand sales accounted for 38%, 35%, and 23% of the Company's net sales for fiscal 1996, fiscal 1995 and in the fiscal year ended January 29, 1995 ("fiscal 1994"), respectively.

Vendor and Contract Manufacturer Relationships

         Pacific Sunwear views its vendor relationships as important to its success, and promotes frequent personal interaction with its vendors. The Company believes many of its vendors view Pacific Sunwear as an important distribution channel, not only as one of their largest customers, but also as an enhancement to their own brand image in the eyes of the teen customer. The Company's vendor base currently includes more than 120 vendors. The Company maintains strong and interactive relationships with its vendors, many of whose philosophies of controlled distribution and merchandise development are consistent with the Company's strategy. Pacific Sunwear generally purchases merchandise from vendors who prefer distributing through specialty retailers, small boutiques and, in some cases, better department stores, rather than distributing their merchandise through mass market channels.

         To encourage the design and development of new merchandise, Pacific Sunwear frequently shares ideas regarding fashion trends and merchandise sell-through information with its vendors. Pacific Sunwear also suggests merchandise design and fabrication with certain vendors. The Company encourages the development of new vendor relationships by attending trade shows and through its weekly "Open-house Wednesday" program during which new vendors are encouraged to make presentations of their merchandise to the Company's buying and product development staffs. A number of the Company's key vendors have been introduced to the Company through this program.

         The Company's business is dependent upon its ability to offer current season, brand name apparel at competitive prices and in adequate quantities. Most of the Company's vendors have limited resources, production capacities and operating histories and many have intentionally limited the distribution of their merchandise. The inability or unwillingness of key vendors to expand their sales to the Company to keep pace with Pacific Sunwear's anticipated growth, or the loss of one or more key vendors for any reason, could have a material adverse effect on the Company's business.

         Pacific Sunwear has cultivated its private brand sources with a view towards high quality merchandise, production reliability and consistency of fit. The Company sources its private brand merchandise both domestically and internationally in order to benefit from the lower costs associated with foreign manufacturing and the shorter lead times associated with domestic manufacturing.

         The Company's business is dependant upon its ability to offer current season, brand name apparel at competitive prices and in adequate quantities. Some of the Company's vendors have limited resources, production capacities and operating histories and some have intentionally limited the distribution of their merchandise. The inability or unwillingness on the part of key vendors to expand their operations to keep pace with Pacific Sunwear's anticipated growth, or the loss of one or more key vendors or private brand sources for any reason, could have a material adverse effect on the Company's business.

Purchasing, Allocation and Distribution

         The Company's merchandising department oversees the purchasing and allocation of the Company's merchandise. The Company's buyers are responsible for reviewing branded merchandise lines from new and existing vendors, selecting branded and private brand merchandise styles in quantities, colors and sizes to meet inventory levels established by management, and identifying emerging fashion trends. The Company's planning and allocation department is responsible for management of inventory levels by store and by class, allocation of merchandise to stores and inventory replenishment based upon information generated by the Company's merchandise management information systems. These systems provide the planning department with current inventory levels at each store and for the Company as a whole, as well as current selling history within each store by merchandise classification and by style. See "--Information Systems."

         The Company's corporate offices and distribution center are located in Anaheim, California. The Company believes the distribution center is capable of servicing at least 300 stores. Based on the Company's current expansion plans, the Company intends to relocate its corporate offices and distribution center in mid-1998 in close proximity to their current location. All merchandise is delivered by its vendors to the main facility, where it is inspected, received into the Company's computer system, allocated to stores, ticketed when necessary, and boxed for distribution to the Company's stores. Each Pacific Sunwear store is typically shipped merchandise three to five times a week, providing it with a steady flow of new merchandise. The Company uses national and regional small package carriers to ship merchandise to its stores and occasionally uses air freight during peak selling periods.

STORES

Locations and Store Environment

         Pacific Sunwear has expanded from 11 stores in California at the end of fiscal 1986 to 209 stores in 33 states. The Company's stores are primarily concentrated in three regions: the Northeast (24%), California (23%) and the Midwest (22%). The table below sets forth the number of stores located in each state as of the end of fiscal 1996:


 State                    No. of Stores    State                No of Stores
 -----                    -------------    -----                ------------
                                           North Carolina            2
 Arizona                       8           New Hampshire             2
 California                   49           New Jersey               12
 Colorado                      1           New Mexico                1
 Connecticut                   4           Nevada                    3
 Delaware                      1           New York                 11
 Florida                      18           Ohio                     12
 Georgia                       5           Oklahoma                  1
 Illinois                     11           Oregon                    1
 Indiana                       5           Pennsylvania             10
 Kentucky                      1           South Carolina            1
 Louisiana                     1           Tennessee                 2
 Massachusetts                 6           Texas                     8
 Maryland                      5           Vermont                   4
 Michigan                     10           Washington                5
 Minnesota                     5           Wisconsin                 2
 Mississippi                   1           West Virginia             1


         Pacific Sunwear stores are located in regional shopping malls and through fiscal 1995 averaged approximately 2,000 square feet. Based on the initial success of juniors and footwear in fiscal 1995, the Company increased its prototype store size to approximately 3,000 square feet. Twenty-six of the 30 stores opened in fiscal 1996 were opened in the new larger format. The Company also expanded the size of seven existing stores to the larger format in fiscal 1996 in order to accommodate its new juniors and footwear categories as well as its expanded assortment of pants, bringing the current total number of stores in the larger format to 33.

         Pacific Sunwear stores are densely merchandised by classification, and are designed to give a sense of "controlled clutter," with extensive wall displays and a background of popular music. The stores use eye-catching graphics to promote both brand name and private brand merchandise designed to appeal to customers in the 12 to 22 age group. The store window displays are changed every week and feature the latest fashions. The Company strives to give its teen customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Responding to the expressed preferences of its customers, the Company trains its employees to greet each customer, to give prompt and courteous assistance when asked, and to thank customers after purchases are made, but to refrain from giving extensive unsolicited advice to its shoppers. Additionally, the stores provide a friendly and social atmosphere for teens, while also providing a comfortable environment for parents and other adults. The Company believes the combination of its attentive customer service and its unique store environment is integral to its success.

EXPANSION

         The Company plans to increase its current store base by opening approximately 40 stores in fiscal 1997, all of which are expected to be in the larger store format. The Company also intends to expand or relocate 10 to 15 stores to the larger store format in fiscal 1997. The Company has identified regional malls in major metropolitan areas for potential new store expansion, subject to financial return and site selection criteria. In addition, the Company may open one or two stores in non-mall street locations in metropolitan areas in fiscal 1997. The Company opened one test outlet store in fiscal 1996 in a value-oriented enclosed shopping center in a southern California metropolitan area. The Company has executed a lease on an additional outlet store to be opened in fiscal 1997. In fiscal 1996, the Company opened 30 new stores in the following states: California (1), Colorado (1), Delaware (1), Florida (3), Georgia (1), Illinois (1), Indiana (2), Maryland (1), Massachusetts (2), Michigan (1), Minnesota (1), Nevada (1), New York (2), Ohio
(6), Pennsylvania (4), Tennessee (1), and Texas (1). Of the approximately 40 stores the Company expects to open in fiscal 1997, Pacific Sunwear has executed 11 leases for new stores to be located primarily in the Midwest and Northeast.

         The Company's site selection strategy is to locate its stores in regional malls serving markets which meet its demographic criteria, including average household income and population density. The Company also considers mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. In fiscal 1997, the Company will seek store locations of approximately 3,000 square feet primarily in high traffic locations within a mall. As a result of the increased average new store size in fiscal 1996, the Company's average total cost per store, including leasehold improvements, furniture and fixtures and landlord allowances, increased to approximately $193,000 from approximately $156,500 in fiscal 1995. In fiscal 1996, the average cost of expanding or relocating a store was approximately $239,000. The average total cost to build new stores will vary in the future, depending on various factors, including changes in store design, local construction costs and landlord allowances. The Company's average initial inventory for the new stores opened in fiscal 1995 was $88,000. In fiscal 1996, the average initial inventory for the new larger format stores opened was approximately $130,000.

         The Company's continued growth depends on its ability to open and operate stores on a profitable basis. The Company's ability to expand successfully will be dependent upon a number of factors, including sufficient demand for the Company's merchandise in its existing and new markets, and the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management level and other employees.

STORE OPERATIONS

         Store operations are managed by a Vice President of Stores, three regional managers and 22 district managers, each of whom typically manages from 8 to 10 stores. These managers and individual store managers participate in a bonus program based on achieving predetermined levels of sales and, in the case of the district managers, inventory shrinkage. Each store also has a co-manager, an assistant manager and approximately 4 to 10 sales associates. Pacific Sunwear stores are open during mall shopping hours. The Company has well-established store operating policies and procedures and an extensive four week in-store training program for new store managers and co-managers. The Company places great emphasis on its loss prevention program in order to control inventory shrinkage. This program includes the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention, and monitoring of returns, voids and employee sales. Since fiscal 1991, the Company has achieved an inventory shrinkage rate of less than 1.0% of net sales in each fiscal year, which the Company believes is among the lowest shrinkage rates among national specialty apparel retailers.

INFORMATION SYSTEMS

         Pacific Sunwear's merchandise, financial and store computer systems are fully integrated and operate using IBM equipment. The systems have been in operation since 1986, and the software, which is primarily provided by one of the largest vendors to the retail trade, is regularly upgraded or modified as needs arise or change. Pacific Sunwear's information systems provide management, buyers, and planners comprehensive data which helps them identify emerging trends and manage inventories. The systems include purchase order management, open order reporting, open-to-buy, receiving, distribution, merchandise allocation, basic stock replenishment, inter-store transfers, inventory and price management. Weekly best/worst item sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories and are frequently revised to reflect changes in demand for a particular item or classification.

         All of the Company's stores have a point-of-sale system operating on IBM in-store computer hardware. The system features bar-coded ticket scanning, automatic price look-up, dial-out check and credit authorization, and automatic nightly transmittal of data between the store and the Company's corporate offices. Each of the regional and district managers use a laptop computer and can instantly access Company-wide information, including actual and budgeted sales by store, district and region, transaction information and payroll data. The Company believes its management information systems are adequate to support its planned expansion at least through fiscal 1997.

COMPETITION

         The retail apparel, footwear and accessory business is highly competitive. The Company competes on a national level with certain leading department stores and national chains which offer the same or similar brands and styles of merchandise. Pacific Sunwear also competes with a wide variety of regional and local specialty stores. Many of the Company's competitors are larger and have significantly greater resources than the Company. The Company believes the principal competitive factors in its industry are fashion, merchandise assortment, quality, price, store location and environment, and customer service.

TRADEMARKS AND SERVICE MARKS

         Pacific Sunwear is the owner in the United States of the federally registered service mark "Pacific Sunwear of California" and the federally registered trademarks "Bullhead," "Breakdown," "Diversion," "Island Force," "Hoax," and "Rare Brew." The

Company has applied to register "Pacific Sunwear of California," "Pacific Sunwear," "Betty's Space" and "Tilt" as federally registered trademarks. The Company believes its rights in the "Pacific Sunwear of California," "Bullhead," "Breakdown," "Diversion," "Island Force," "Hoax" "Rare Brew," "Betty's Space" and "Tilt" marks are important to its business. The Company intends to maintain its marks and the related registrations.

EMPLOYEES

         At February 2, 1997, Pacific Sunwear had approximately 2,028 employees of whom 69 were employed in general and administrative functions at the Company's corporate headquarters, 31 were employed in distribution center functions, 24 were employed as regional or district managers and approximately 1,904 were store employees, of whom approximately 1,278 were part-time. A significant number of seasonal employees are hired during peak selling periods. None of the Company's employees is represented by a labor union, and the Company believes that its relationships with its employees are good.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, titles, and present and past positions of persons serving as Executive Officers of the Company as of March 19, 1997.


     NAME                         AGE           POSITION
     ----                         ---           --------
Greg H. Weaver                     43           President and Chief Executive Officer, Director
Timothy M. Harmon                  45           Executive Vice President of Merchandising
Carl W. Womack                     45           Senior Vice President, Chief Financial Officer and Secretary
Ronald L. Ehlers                   45           Vice President of Information Systems
Robert G. Entersz                  51           Vice President of Merchandising, Juniors and Footwear
Larry J. Fesler                    46           Vice President of Stores
Gary C.W. Hunt                     46           Vice President of Product Development
Robert M. Sayre                    41           Vice President of Merchandising, Young Men's and Accessories
Shelley Smith                      38           Vice President of Real Estate



         Greg H. Weaver has served as President and Chief Executive Officer since October 1996, and as a director since February 1996. Mr. Weaver served as President and Chief Operating Officer from February 1996 to October 1996 and as Chief Operating Officer and Executive Vice President from October 1994 to February 1996. He served as Executive Vice President of Store Operations and Real Estate from September 1993 to October 1994. Mr. Weaver served as Senior Vice President of Store Operations and Real Estate from November 1990 to September 1993 and as Vice President of Stores from July 1987 to October 1990. Prior to joining the Company, he was employed for 13 years by Jaeger Sportswear Ltd. in both operational and merchandising capacities for the U.S. and Canadian stores.

         Timothy M. Harmon, who joined the Company in September 1991, has served as Executive Vice President since December 1996. He served as Senior Vice President of Merchandising from October 1994 to November 1996. He served as Vice President of Merchandising from September 1991 to September 1994. Prior to joining the Company, he served as Vice President and General Manager of Wideworld/MTV Sportswear, a domestic apparel manufacturer, from May 1990 until May 1991. From March 1986 until March 1990, Mr. Harmon served as Vice President and General Manager, Women's Division, of Chauvin International, an apparel manufacturer. Prior to that, he served as Divisional Merchandise Manager for Millers Outpost, a young men's apparel retailer, where he was employed for six years.

         Carl W. Womack, who joined the Company in May 1986, has served as Senior Vice President and Chief Financial Officer since October 1994. He served as Vice President of Finance and Chief Financial Officer from May 1986 to September 1994. He has served as Secretary of the Company since November 1992. Prior to joining the Company, Mr. Womack served in several positions in public and private accounting. Mr. Womack is a certified public accountant.

         Ronald L. Ehlers joined the Company in June 1994 as Vice President of Information Systems. Previously, he was Director of Management Information Systems for Woman's World Shops, Inc., a women's specialty apparel retailer, where he was employed for 16 years.

         Robert G. Entersz joined the Company in November 1995 as Vice President of Merchandising, Juniors and Footwear. Prior to joining the Company, he was President of Journey's, a specialty shoe retailer, from May 1993 to February 1995. Previously he was Executive Vice President at Broadway Southwest, a department store, from January 1991 to April 1993. Prior to that, he was Senior Vice President and General Merchandise Manager at Rich's, a division of Federated Department Stores.

         Larry J. Fesler has served as Vice President of Stores since joining the Company in August 1993. Previously, he served for 11 years as Regional Sales Manager with The Limited for its southwest store operations, where he was employed for 15 years.

         Gary C.W. Hunt joined the Company as Vice President of Product Development in October 1993. Prior to joining the Company, he served as Vice President of Merchandising with Pepe Clothing (USA), a jeanswear collection company, from November 1990 to September 1993 and as Vice President of Merchandising with Filippo Enterprises, Inc., a national jeanswear manufacturer, from September 1988 to August 1990. Previously, he served as Vice President of Merchandising for Jordache and for Zena Enterprises, Inc., each of which is a jeanswear manufacturer.

         Robert M. Sayre joined the Company in February of 1997 as Vice President of Merchandising, Young Men's and Accessories. Prior to joining the Company, he was General Merchandising Manager at J. Rigging's, a division of Edison Brothers Stores, Inc., where he was employed from March 1991 to December 1996. Previously, he was Vice President of Menswear at Harold's & Old School Clothing Company, a regional apparel retailer, from May 1990 to October 1990. Prior to that, he was employed at Britches of Georgetown, a regional apparel retailer, from May 1979 to April 1990.

         Shelley Smith joined the Company in October 1994 as Vice President of Real Estate. Previously, she was Director of Real Estate for Gymboree Corporation, a children's apparel retailer, from October 1993 to September 1994. From March 1989 to September 1993, she served as Director of Real Estate for Natural Wonders, Inc., a nature and science gift retailer. Prior to that, she was a Real Estate Representative for WNS, Inc., a specialty retailer with several chains, where she was employed from August 1985 to February 1989.



ITEM 2.    PROPERTIES

PROPERTIES

         The Company's corporate offices and distribution facility occupy an aggregate of approximately 65,000 square feet in Anaheim, California under a lease expiring in December 2003. Based on the Company's current expansion plans, the Company intends to relocate its corporate offices and distribution center in mid-1998 in close proximity to their current location. The Company has the right to terminate the lease agreement for a termination fee of $90,000. All of the Company's stores are leased with initial lease terms ranging from approximately eight to ten years. Substantially all leases for the Company's stores provide for percentage rent, in excess of specified minimums, based upon net sales.

ITEM 3.    LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         The Common Stock trades on the Nasdaq Market under the symbol "PSUN". The following table sets forth for the quarterly periods indicated the high and low prices per share of the Common Stock, adjusted to give retroactive effect to the three-for-two stock split effected in October 1996, as reported by
Nasdaq:

                 FISCAL 1995      HIGH         LOW          FISCAL 1996         HIGH           LOW
                 -----------      ----         ---          -----------         ----           ---
                 1st Quarter      $9.83       $4.83         1st Quarter        $12.67        $ 4.67

                 2nd Quarter       5.67        3.63         2nd Quarter         17.50          8.84

                 3rd Quarter       5.67        3.67         3rd Quarter         25.00         12.50

                 4th Quarter       7.00        4.33         4th Quarter         29.50         20.06


         As of March 19, 1997, the number of holders of record of Common Stock of the Company was approximately 95 and the number of beneficial holders of the Common Stock was estimated to be in excess of 900.

         The Company has never declared or paid any dividends on its Common Stock and does not intend to pay any dividends on its Common Stock in the foreseeable future. In addition, the Company's current line of credit arrangements prohibit the payment of cash dividends on its capital stock.


ITEM 6.    SELECTED FINANCIAL DATA

         The balance sheet and income statement data as of February 2, 1997 and February 4, 1996 and for each of the three fiscal years in the period ended February 2, 1997 are derived from audited financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected operating data below also should be read in conjunction with the "Management Discussion and Analysis of Financial Condition and Results of Operations" included in this report. The balance sheet and income statement data as of January 29, 1995, January 30, 1994 and January 31, 1993 and for each of the two fiscal years in the period ended January 31, 1993 are derived from audited consolidated financial statements of the Company which are not included herein.

                                                                        FISCAL YEAR ENDED (1)
                                                  ------------------------------------------------------------------
                                                   FEB. 2,        FEB. 4,      JAN. 29,        JAN 30,      JAN. 31,
                                                    1997           1996         1995            1994          1993
                                                   -------        -------      --------        -------      --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
 INCOME STATEMENT DATA:
   Net sales                                       $155,261       $112,921     $ 85,316        $ 54,928      $ 45,787
   Cost of goods sold
     (including buying,
     distribution and occupancy costs)              106,126         80,788       59,481          38,240        31,195
                                                   --------       --------     --------        --------      --------
   Gross margin                                      49,135         32,133       25,835          16,688        14,592
   Selling, general and administrative
     expenses                                        37,126         27,996       20,033          12,787        10,650
                                                   --------       --------     --------        --------      --------
   Operating income                                  12,009          4,137        5,802           3,901         3,942
   Interest income (expense), net                       237             63          307             403           (51)
                                                   --------       --------     --------        --------      --------
   Income before income tax expense                  12,246          4,200        6,109           4,304         3,891
   Income tax expense                                 4,834          1,576        2,258           1,593           870
                                                   --------       --------     --------        --------      --------
   Net income                                      $  7,412       $  2,624     $  3,851        $  2,711      $  3,021
                                                   ========       ========     ========        ========      ========
   Net income per share (2)                        $    .89       $   0.33     $   0.48        $   0.35      $   0.60
                                                   ========       ========     ========        ========      ========
   Weighted average common and common
     equivalent shares outstanding(2)                 8,303          8,023        7,977           7,691         5,364

 SELECTED OPERATING DATA:
   Stores open at end of period                         209            182          128              83(3)         60
   Stores opened during period                           30             55           46              24             8
   Stores closed during period                            3              1            1               0             1
   Capital expenditures (000's)                    $  8,126       $  9,761     $ 11,474        $  7,756      $  1,090
   Average net sales per gross square
     foot (4)(5)                                   $    377       $    340     $    378        $    388      $    428
   Average net sales per store (4)(5)              $792,000       $684,000     $761,000        $766,000      $818,000
   Square footage of gross store space at
     end of period                                  455,607        364,069      251,537         168,552       115,410
   Comparable store net sales increase
     (decrease) (5)(6)                                 15.7%          (2.2)%        2.3%           (2.1)%        23.0%

 BALANCE SHEET DATA:
   Working capital                                 $ 21,690       $ 14,800     $ 16,436        $ 19,021      $  4,585
   Total assets                                      65,705         51,471       45,295          36,680        15,870
   Long-term debt                                        --            406          781              15           137
   Shareholder's equity                            $ 47,546       $ 38,309     $ 35,420        $ 31,165      $  1,042

------------------------
(1) Except for the fiscal year ended February 4, 1996, which included 53 weeks, all fiscal years presented included 52 weeks.
(2) Adjusted to give effect to a three-for-two stock split effected as of October 9, 1996.
(3) Three of the Company's stores were closed temporarily due to damage suffered in an earthquake in January 1994 centered in Northridge, California. Two of these stores, which reopened in fiscal 1994, are included in the number of stores open at January 30, 1994. The third store, located in Northridge, was reopened in fiscal 1995 and was treated as a new store opened during that period, but is not included in the number of stores open at January 30, 1994.
(4) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.
(5) These amounts have been adjusted to exclude the fifty-third week in the fiscal year ended February 4, 1996.
(6) For the fiscal years ended on or before January 30, 1994, comparable stores were defined as those stores open at least one year as of the beginning of the applicable fiscal year. Effective January 31, 1994, the Company changed the way comparable store sales are calculated. For the fiscal year ended January 29, 1995 and thereafter, stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening. Commencing in fiscal 1996, in conjunction with the expansion or relocation of certain stores to the larger format, the Company excluded each such store's net sales results from the first day of the month of its expansion or relocation. Each of these stores will be deemed a comparable store on the first day of the first month following the one-year anniversary of its expansion or relocation.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-K. For the fiscal years ended on or before January 30, 1994, comparable stores were defined as those stores open at least one year as of the beginning of the applicable fiscal year. Effective January 31, 1994, the Company changed the way comparable store sales are calculated. For the fiscal year ended January 29, 1995 and thereafter, stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening. Commencing in fiscal 1996, in conjunction with the expansion or relocation of certain stores to the larger format, the Company excluded each such store's net sales results from the first day of the month of its expansion or relocation. Each of these stores will be deemed a comparable store on the first day of the first month following the one-year anniversary of its expansion or relocation. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Forward Looking Statements" in this section.

RESULTS OF OPERATIONS

         The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the fiscal years indicated:

                                                    AS A PERCENTAGE OF NET SALES
                                                          FISCAL YEAR ENDED
                                                   -------------------------------
                                                   FEB. 2,    FEB. 4,     JAN. 29,
                                                    1997       1996         1995
                                                   -------    -------     --------
 Net sales                                            100%       100%         100%
 Cost of goods sold (including buying,
   distribution and occupancy costs)                 68.4       71.5         69.7
                                                     ----       ----         ----
 Gross margin                                        31.6       28.5         30.3
 Selling, general and administrative expenses        23.9       24.8         23.5
                                                     ----       ----         ----
 Operating income                                     7.7        3.7          6.8
 Interest income, net                                  .2         --           .4
                                                     ----       ----         ----
 Income before income tax expense                     7.9        3.7          7.2
 Income tax expense                                   3.1        1.4          2.7
                                                     ----       ----         ----
 Net income                                           4.8%       2.3%         4.5%
                                                     ====       ====         ====

 Number of stores open at end of period               209        182          128


FISCAL 1996 COMPARED TO FISCAL 1995

Net Sales

         Net sales increased to $155.3 million in fiscal 1996 from $112.9 million in fiscal 1995, an increase of $42.4 million, or 37.6%. Of this $42.4 million increase, $17.1 million was attributable to a 15.7% increase in comparable store net sales in fiscal 1996 compared to the comparable fifty-two week period ended February 4, 1996, $11.1 million was attributable to sales generated by stores opened prior to fiscal 1996 and not yet included in the comparable store base, $14.4 million was attributable to sales generated by 30 new stores opened in fiscal 1996 and $.9 million was attributable to the expansion or relocation of 7 existing stores. Offsetting this increase was a $.9 million decrease in sales attributable to a one week shift in the fiscal calendar, which was caused by a change in the measurement period used for period-to- period comparisons (fiscal 1996 was a 52-week period and fiscal 1995 was a 53-week period) and a $.2 million decrease in sales attributable to the closing of three stores. The increase in comparable store net sales was primarily attributable to the addition of footwear and juniors to certain of the Company's stores and to a lesser extent, increases in sales of young men's merchandise. In fiscal 1996, the Company significantly expanded the number of stores offering footwear and juniors. Sales of this merchandise represented approximately 12% of net sales in fiscal 1996 as compared to approximately 1% of net sales in fiscal 1995. As a result of the addition of footwear, an increase in the sales of pants as a percentage of net sales and a decrease in T-shirt sales as a percentage of net sales, the average retail price per unit sold increased approximately 10% in fiscal 1996 compared to fiscal 1995.

Gross  Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $49.1 million in fiscal 1996 from $32.1 million in fiscal 1995, an increase of $17.0 million, or 53.0%. As a percentage of net sales, gross margin increased to 31.6% from 28.5%. Of this 3.1% increase in gross margin as a percentage of net sales, 2.0% was due to a decrease in occupancy costs as a percentage of net sales, which was primarily related to an increase in comparable store net sales. In addition, merchandise margins increased 1.1% as a percentage of net sales in fiscal 1996 compared to fiscal 1995, primarily due to an increase in sales of higher margin private brand merchandise as a percentage of net sales and improved sourcing of private brand merchandise, as well as a slight decrease in the markdown rate.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $37.1 million in fiscal 1996 from $28.0 million in fiscal 1995, an increase of $9.1 million, or 32.5%. As a percentage of net sales, these expenses decreased to 23.9% from 24.8%. Of this .9% decrease as a percentage of net sales, .9% was due to a decrease in general and administrative expenses as a percentage of net sales as a result of leveraging these expenses over higher net sales, .7% was attributable to a decrease in store selling expenses as a percentage of net sales primarily as a result of an increase in comparable store net sales, which decreases were offset by an increase of .7% in store expansion/relocation and closing expenses as a percentage of sales as a result of increased write-offs of store leasehold improvements and furniture and fixtures.

Net Interest Income

         Net interest income was $.2 million in fiscal 1996 compared to $.1 million in fiscal 1995, an increase of $.1 million.

Income Tax Expense

         Income tax expense was $4.8 million in fiscal 1996 compared to $1.6 million in fiscal 1995. The effective income tax rate in fiscal 1996 was 39.5% compared to 37.5% in fiscal 1995. The higher effective income tax rate in fiscal 1996 was primarily due to an increase in taxable interest income in fiscal 1996. Interest income in fiscal 1995 was mostly non-taxable.



FISCAL 1995 COMPARED TO FISCAL 1994

Net Sales

         Net sales increased to $112.9 million in fiscal 1995 from $85.3 million in fiscal 1994, an increase of $27.6 million, or 32.4%. Of this $27.6 million increase, $20.1 million was attributable to sales generated by 55 new stores opened in fiscal 1995, $8.1 million was attributable to sales generated by stores opened prior to fiscal 1995 and not yet included in the comparable store base and $1.2 million was attributable to the fifty-third week in fiscal 1995 (fiscal 1994 had 52 weeks). Offsetting this increase was a decrease of $1.8 million attributable to a 2.2% decrease in comparable store net sales in fiscal 1995. This decrease in comparable store net sales was attributable, in part, to unfavorable weather conditions in the first quarter of fiscal 1995 and a decrease in fiscal 1995 sales of merchandise supplied by one of the Company's key vendors. The average retail price per unit sold of the Company's merchandise remained relatively unchanged in fiscal 1995 compared to fiscal 1994.

Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $32.1 million in fiscal 1995 from $25.8 million in fiscal 1994, an increase of $6.3 million, or 24.4%. As a percentage of net sales, gross margin decreased to 28.5% from 30.3%. Of this 1.8% decrease in gross margin as a percentage of net sales, 1.1% was due to an increase in occupancy costs and 0.7% was due to a decrease in merchandise margins. The increase in occupancy costs was primarily due to opening 55 new stores with lower sales volumes than mature stores and therefore higher occupancy costs as a percentage of net sales. The decrease in merchandise margins was due to higher markdowns partially offset by higher initial mark-up compared to fiscal 1994.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $28.0 million in fiscal 1995 from $20.0 million in fiscal 1994, an increase of $8.0 million, or 40.0%. As a percentage of net sales, these expenses increased to 24.8% from 23.5%. Of this 1.3% increase as a percentage of net sales, 1.7% was due to higher store selling expenses as a percentage of net sales associated with 55 new stores opened in fiscal 1995 and lower comparable store net sales, offset by a decrease of 0.4% in general and administrative expenses. Historically, sales volumes in new stores have generally increased during the first four years of operation, while store selling expenses have generally been fixed.

Net Interest Income

         Net interest income was $0.1 million in fiscal 1995 compared to $0.3 million in fiscal 1994, a decrease of $0.2 million. Interest income decreased due to lower average invested amounts in fiscal 1995 compared to fiscal 1994.

Income Tax Expense

         Income tax expense was $1.6 million for fiscal 1995 compared to income tax expense of $2.3 million in fiscal 1994. The effective income tax rate in fiscal 1995 was 37.5% compared to 37.0% in fiscal 1994. The higher effective income tax rate for fiscal 1995 compared to fiscal 1994 was primarily attributable to lower amounts of non-taxable interest income in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, relocation or expansion of selected existing stores and financing of inventories.

         Net cash provided by operating activities for fiscal 1996, 1995 and 1994 was $13.5 million, $4.7 million and $4.1 million, respectively. Working capital at the end of fiscal 1996, 1995 and 1994 was $21.7 million, $14.8 million and $16.4 million, respectively. Inventories at February 2, 1997 were $19.8 million compared to $15.4 million at February 4, 1996, an increase of $4.4 million. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas. The increase in inventories at February 2, 1997 was primarily related to opening 30 new stores and relocating seven stores with 50% larger average square footage than existing stores and the addition of juniors and footwear to certain of the Company's existing stores. The increase in accounts payable of $1.4 million at February 2, 1997 compared to February 4, 1996 was attributable to the increase in inventories at February 2, 1997.

         Net cash used in investing activities in fiscal 1996, 1995 and 1994 was $8.1 million, $2.3 million and $4.2 million, respectively. Net cash used in investment in property and equipment in 1996, 1995 and 1994 was $8.1 million, $9.8 million and $11.5 million, respectively. These expenditures related primarily to the construction of new stores, and to a lesser extent, remodeling, expansion and relocation costs. In fiscal 1996, $5.3 million was used for the 30 new stores opened in fiscal 1996 and $1.3 million was used for the relocation and expansion of seven existing stores in fiscal 1996. In addition, $1.5 million was used for, remodeling costs, new stores to be opened in fiscal 1997, store expansions/relocations in fiscal 1997, computer hardware and software costs, and leasehold improvements and furniture and fixtures for the Company's corporate offices and distribution center.

         Net cash provided by (used in) financing activities in fiscal 1996, 1995 and 1994 was $.3 million, $(.1) million and $1.4 million, respectively. In fiscal 1996, the Company paid off a term loan from its bank of $.8 million compared to net borrowings of

$0.8 million in fiscal 1995. In fiscal 1996 and 1995, the Company received proceeds of $1.1 million and $.3 million, respectively, from the exercise of stock options.

         The Company has a credit facility with a bank which expires in August 1998. The credit facility provides for an $11.5 million line of credit, which includes sub-limits of $7.5 million each for cash advances and commercial letters of credit. Interest on advances under the line of credit facility is payable monthly at the bank's prime rate (8.25% at February 2, 1997). At February 2, 1997, the Company had $2.0 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At February 2, 1997, the Company was in compliance with all of its covenants.

         The Company has minimum annual rental commitments under existing store leases and the lease for its corporate offices and distribution center of approximately $15.8 million in fiscal 1997 and $16.1 million in fiscal 1998 and similar amounts thereafter.

         In fiscal 1996, the Company's average cost to build a new store, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $193,000. In fiscal 1996, the average cost of expanding or relocating stores was approximately $239,000. The average total cost to build new stores will vary in the future, depending on various factors, including local construction costs, changes in store design and landlord allowances. The Company's average initial inventory for new stores opened in fiscal 1996 was approximately $130,000.

         During fiscal 1997, the Company plans to open approximately 40 stores and expand or relocate 10 to 15 existing stores. The Company estimates that capital expenditures in fiscal 1997 will total approximately $14 million.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. The Company anticipates closing two stores in fiscal 1997.

         Management believes that the Company's working capital, bank loan agreement and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements through the end of fiscal 1997.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the year ended February 2, 1997, the amount reported as net income per common and common equivalent share is not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its financial statements.

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

INFLATION

         The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company's business will not be affected by inflation in the future.

SEASONALITY AND QUARTERLY RESULTS

         The Company's business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company's first quarter historically accounts for the smallest percentage of annual net sales. In fiscal 1996 and fiscal 1995, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 36% of the Company's annual net sales and a higher percentage of the Company's operating income. In fiscal 1996, excluding net sales generated by new and relocated/expanded stores, approximately 43% of the Company's annual net sales occurred in the first half of the fiscal year and 57% in the second half. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, the timing and level of markdowns, the timing of store closings, expansions and relocations, competitive factors and general economic conditions.

SAFE HARBOR STATEMENT

         The preceding "Business" and "Management Discussion and Analysis of Financial Condition and Results of Operations" sections contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the future economic performance of the Company. The forward-looking statements and associated risks set forth herein may include or relate to: (i) the planned opening of approximately 40 stores and expansion or relocation of 10 to 15 stores in fiscal 1997; (ii) the increase in the average new store size; (iii) the success of the Company's juniors and footwear merchandising initiatives;
(iv) statements regarding increased sales per store and sales growth as a consequence of adding new stores; (v) the timely availability of branded and private brand merchandise in sufficient quantities to satisfy customer demand;
(vi) the growth in store operating and general and administrative expenses as a result of store expansion; and (vii) sufficiency of the Company's working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements.

         The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (i) the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand; (ii) the level of demand for the merchandise offered by the Company; (iii) the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, and hire and train employees; (iv) management's ability to manage the Company's planned expansion; (v) the availability of merchandise from the Company's vendors and private brand sources; (vi) the effect of economic conditions;
(vii) the effect of severe weather or natural disasters; (viii) the effect of competitive pressures from other retailers, including those in the recently introduced juniors and footwear categories; and (ix) foreign trade relationships, including any disruptions of trade with the countries in which the Company's private brand contract manufacturers are located. Results actually achieved thus may differ materially from expected results in these statements. In addition, as disclosed above, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause the Company's net income or growth in net income to differ materially from prior results.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information with respect to this item is set forth in "Index to Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION.

         Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information with respect to this item is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the registrant's fiscal year.


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.      The financial statements listed in the "Index to Financial
                 Statements" at page F-1 are filed as a part of this report.

         2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.      Exhibits included or incorporated herein:
                 See Index to Exhibits.

(b)              Reports on Form 8-K.

                 There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 26, 1997 on its behalf by the undersigned, thereunto duly authorized.

                                             PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                             By  /s/ GREG H. WEAVER
                                                --------------------------------
                                                     Greg H. Weaver
                                                     Chief Executive Officer

         Each person whose signature appears below hereby authorizes Greg H. Weaver and Carl W. Womack or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below and to file all amendments and/or supplements to the Annual Report on Form 10-K.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                       TITLE                                    DATE
              ---------                                       -----                                --------------

    /s/ GREG H. WEAVER                        Chief Executive Officer and Director                 March 26, 1997
---------------------------------------       (Principal Executive Officer)
        Greg H. Weaver

    /s/ CARL W. WOMACK                        Sr. Vice President and Chief Financial               March 26, 1997
---------------------------------------       Officer (Principal Financial and
        Carl W. Womack                        Accounting Officer)


    /s/ JULIUS JENSEN III                     Chairman of the Board                                March 26, 1997
--------------------------------------
        Julius Jensen III

    /s/ PEARSON C. CUMMIN III                 Director                                             March 26, 1997
--------------------------------------
        Pearson C. Cummin III

    /s/ PETER L. HARRIS                       Director                                             March 26, 1997
--------------------------------------
        Peter L. Harris

    /s/ JON R. STONE                          Director                                             March 26, 1997
--------------------------------------
        Jon R. Stone

    /s/ JAMES B. MCCURRY                      Director                                             March 26, 1997
--------------------------------------
        James B. McCurry

    /s/ SCOTT YOUNG                           Director                                             March 26, 1997
--------------------------------------
        Scott Young

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                         INDEX TO FINANCIAL STATEMENTS




YEARS ENDED FEBRUARY 2, 1997, FEBRUARY 4, 1996 AND JANUARY 29, 1995:

                                                                       Page
                                                                       ----
FINANCIAL STATEMENTS:

  Independent auditors' report                                          F-2

  Balance sheets as of February 2, 1997 and February 4, 1996            F-3

  Statements of operations for each of the three fiscal years
    in the period ended February 2, 1997                                F-4

  Statements of shareholders' equity for each of three fiscal years
    in the period ended February 2, 1997                                F-5

  Statements of cash flows for each of the three fiscal years
    in the period ended February 2, 1997                                F-6

 Notes to financial statements                                          F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying balance sheets of Pacific Sunwear of California, Inc. as of February 2, 1997 and February 4, 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Pacific Sunwear of California, Inc. as of February 2, 1997 and February 4, 1996 and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Costa Mesa, California
March 11, 1997

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                        FEBRUARY 2,    FEBRUARY 4,
                                                            1997           1996
                                                       ------------    ------------
 CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                  $  9,962,626    $  4,315,842

   Accounts receivable                                      583,811         323,299
   Merchandise inventories                               19,760,412      15,408,844
   Prepaid expenses, includes $1,910,681 and
     $1,575,311 of prepaid rent, respectively             3,216,160       2,451,170

   Deferred taxes (Note 4)                                1,358,733       1,160,179
                                                       ------------    ------------
       Total current assets                              34,881,742      23,659,334

 PROPERTY AND EQUIPMENT:
   Leasehold improvements                                25,210,439      22,044,879
   Furniture, fixtures and equipment                     20,244,954      16,667,276
                                                       ------------    ------------
                                                         45,455,393      38,712,155

   Less accumulated depreciation and amortization       (15,952,174)    (12,088,943)
                                                       ------------    ------------
       Net property and equipment                        29,503,219      26,623,212

 OTHER ASSETS:
   Goodwill, net of accumulated amortization of
     $292,165 and $265,283, respectively                    796,578         823,460
   Deposits and other assets                                523,018         364,739
                                                        -----------    ------------
       Total other assets                                 1,319,596       1,188,199
                                                       ------------    ------------
          Total assets                                 $ 65,704,557    $ 51,470,745
                                                       ============    ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                    $  6,686,561    $  5,268,496
   Accrued liabilities (Note 7)                           6,035,689       2,747,414
   Current portion of long-term debt (Note 2)                    --         375,000
   Income taxes payable                                     469,258         468,661
                                                       ------------    ------------
          Total current liabilities                      13,191,508       8,859,571
 LONG-TERM DEBT (Note 2)                                         --         406,250
 DEFERRED COMPENSATION (Note 6)                             371,057         185,348
 DEFERRED RENT                                            3,139,487       2,724,381
 DEFERRED TAXES (Note 4)                                  1,456,463         985,808
 COMMITMENTS AND CONTINGENCIES (Note 5)

 SHAREHOLDERS' EQUITY (Notes 3 and 6):
 Common stock, par value $.01; authorized
   22,500,000 shares; issued and outstanding,
   8,092,107 and 7,950,257 shares, respectively              80,921          79,503
 Additional paid-in capital                              30,737,782      28,914,368
 Retained earnings                                       16,727,339       9,315,516
                                                       ------------    ------------
       Total shareholders' equity                        47,546,042      38,309,387
                                                       ------------    ------------
          Total liabilities and shareholders' equity   $ 65,704,557    $ 51,470,745
                                                       ============    ============

                       See notes to financial statements

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                            STATEMENTS OF OPERATIONS


                                                                 FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                      February 2,   February 4,   January 29,
                                                          1997          1996          1995
                                                      ------------  ------------  -----------
Net sales                                             $155,261,558  $112,921,005  $85,316,229
Cost of goods sold, including buying,
  distribution and occupancy costs                     106,126,306    80,787,679   59,481,279
                                                      ------------  ------------  -----------
Gross margin                                            49,135,252    32,133,326   25,834,950
Selling, general and administrative expenses            37,126,318    27,996,316   20,032,410
                                                      ------------  ------------  -----------
Operating income                                        12,008,934     4,137,010    5,802,540
Interest income                                            236,889        62,681      307,076
                                                      ------------  ------------  -----------
Income before income tax expense                        12,245,823     4,199,691    6,109,616
Income tax expense (Note 4)                              4,834,000     1,576,000    2,258,350
                                                      ------------  ------------  -----------
Net income                                            $  7,411,823  $  2,623,691  $ 3,851,266
                                                      ============  ============  ===========
Net income per common and common equivalent
  share (Note 1)                                      $        .89  $        .33  $       .48
                                                      ============  ============  ===========
Weighted average common and common equivalent
  shares outstanding (Note 1)                            8,303,078     8,023,007    7,976,769
                                                      ============  ============  ===========





                       See notes to financial statements

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     Common     Common    Additional
                                                     Stock       Stock      Paid-in      Retained
                                                     Shares     Amount      Capital      Earnings       Total
                                                    ---------   -------   -----------   -----------   -----------
BALANCE, JANUARY 30, 1994                           7,430,967   $74,310   $28,249,663   $ 2,840,559   $31,164,532

  Exercise of stock options and restricted            287,298     2,873       222,881            --       225,754
    stock grant (Note 6)
  Tax benefit related to exercise of stock
    options (Note 6)                                       --        --       178,035            --       178,035
  Net income                                               --        --            --     3,851,266     3,851,266
                                                   ----------   -------   -----------   -----------   -----------
BALANCE, JANUARY 29, 1995                           7,718,265    77,183    28,650,579     6,691,825    35,419,587
  Exercise of stock options and restricted
    stock grant (Note 6)                              231,992     2,320       162,125            --       164,445
  Tax benefit related to exercise of stock
    options (Note 6)                                       --        --       101,664            --       101,664
  Net income                                               --        --            --     2,623,691     2,623,691
                                                   ----------   -------   -----------   -----------   -----------
BALANCE, FEBRUARY 4, 1996                           7,950,257    79,503    28,914,368     9,315,516    38,309,387
  Exercise of stock options and restricted
    stock grant (Note 6)                              260,655     2,607     1,075,478            --     1,078,085
  Cancellation of restricted stock surrendered
    (Note 6)                                         (118,757)   (1,188)           --            --        (1,188)
  Cancellation of fractional shares due to
     3 for 2 stock split (Note 1)                         (48)       (1)       (1,692)           --        (1,693)
  Tax benefits related to exercise of stock
    options (Note 6)                                       --        --       749,628            --       749,628
  Net income                                               --        --            --     7,411,823     7,411,823
                                                   ----------   -------   -----------   -----------   -----------
BALANCE, FEBRUARY 2, 1997                           8,092,107   $80,921   $30,737,782   $16,727,339   $47,546,042
                                                   ==========   =======   ===========   ===========   ===========


                       See notes to financial statements

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                           STATEMENTS OF CASH FLOWS

                                                                          FISCAL YEAR ENDED
                                                             ---------------------------------------------
                                                             February 2,      February 4,      January 29,
                                                                1997             1996             1995
                                                             -----------      -----------      -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 7,411,823      $ 2,623,691     $  3,851,266
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                               5,273,060        4,304,693        2,877,923
   Change in:
     Accounts receivable                                        (260,512)         (50,559)        (149,206)
     Merchandise inventories                                  (4,351,568)      (4,292,654)      (4,995,679)
     Prepaid expenses                                           (764,990)        (610,925)        (922,372)
     Deposits and other assets                                  (158,279)        (316,211)         103,188
     Accounts payable                                          1,418,065          625,717        2,305,479
     Accrued liabilities                                       3,288,275          952,836          212,300
     Income taxes and deferred taxes                           1,022,326          598,787         (223,696)
     Deferred rent                                               415,106          866,596          890,595
     Deferred compensation                                       185,709           (8,781)         134,129
                                                             -----------      -----------     ------------
       Net cash provided by operating activities              13,479,015        4,693,190        4,083,927

CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investment purchases                                     --               --       (6,500,000)
  Short-term investment maturities                                    --        7,501,282       13,763,344
  Investment in property and equipment                        (8,126,185)      (9,760,700)     (11,473,674)
                                                             -----------      -----------     ------------
       Net cash used in investing activities                  (8,126,185)      (2,259,418)      (4,210,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under loan agreement and
     capital lease obligations                                  (781,250)        (382,274)        (471,618)
  Principal borrowings under loan agreement                           --               --        1,500,000
  Proceeds from exercise of stock options                      1,075,204          266,109          403,789
                                                             -----------      -----------     ------------
       Net cash provided by (used in) financing activities       293,954         (116,165)       1,432,171
                                                             -----------      -----------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS:                     5,646,784        2,317,607        1,305,768
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR            4,315,842        1,998,235          692,467
                                                             -----------      -----------     ------------
CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR                $ 9,962,626      $ 4,315,842     $  1,998,235
                                                             ===========      ===========     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                 $    11,752      $   145,698     $    106,291
    Income taxes                                             $ 3,811,674      $   875,549     $  2,304,011

-----------------------
Non-cash transaction: During the fiscal years ended February 2, 1997, February 4, 1996 and January 29, 1995, the Company recorded an increase to additional paid-in capital of $749,628, $101,664 and $178,035, respectively, related to tax benefits associated with the exercise of non-qualified stock options.





                       See notes to financial statements

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                         NOTES TO FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997,
                     FEBRUARY 4, 1996 AND JANUARY 29, 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business--Pacific Sunwear of California, Inc. (the "Company") operates a nationwide mall-based retail chain of stores specializing in casual apparel, footwear and related accessories catering to teenagers and young adults.

         The Company's fiscal year is a 52- or 53-week period ending near January 31. Fiscal 1996 was a 52-week period ended February 2, 1997. Fiscal 1995 was a 53-week period ended February 4, 1996. Fiscal 1994 was a 52-week period ended January 29, 1995.

         Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported expenses during the reported period. Actual results could differ from these estimates.

         Fair Value of Financial Instruments -- Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107") requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At February 2, 1997, management believes that the carrying amounts of cash, receivables, and payables approximate fair value because of the short maturity of these financial instruments.

         Merchandise Inventories -- Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market.

         Property and Equipment -- Leasehold improvements and furniture, fixtures and equipment are stated at cost. Amortization of leasehold improvements is computed on the straight-line method over the life of the lease (generally 10 years). Depreciation on furniture, fixtures and equipment is computed on the straight-line method over five years.

         Intangible Asset -- Excess of cost over net assets acquired (goodwill), which arose from the acquisition of four stores in 1986, is being amortized on a straight-line method over 40 years. The Company evaluates the recoverability of its goodwill at each balance sheet date. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Any impairment is recorded at the date of determination.

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 in the first interim period of Fiscal 1996, and such adoption did not impact its financial position or results of operations.

         Income Taxes-- The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes.

         Deferred Rent -- The Company's policy is to average any defined rental escalations over the term of the related lease in order to provide level recognition of rent expense.

         Statements of Cash Flows-- For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments, if any, purchased with a maturity of three months or less to be cash equivalents.

         Stock Split -- On October 9, 1996, the Company effected a
three-for-two stock split.   Shareholders' equity has been restated to give
retroactive recognition to the stock split in prior periods by reclassifying the par value ($26,501) of the additional shares arising from the split from additional paid-in capital to common stock.

         Net Income per Common and Common Equivalent Share -- Net income per common and common equivalent share was computed based on the net income divided by the weighted average number of common and common equivalent shares outstanding during the years presented after giving effect to the stock split. Primary income per share approximates fully diluted income per share in each year presented. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the year ended February 2, 1997, the amount reported as net income per common and common equivalent share is not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

         Stock-Based Compensation -- In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). The Company has determined that it will not change to the fair value method and will continue to use Accounting Principal Board Opinion No. 25 for measurement and recognition of employee stock based transactions. See Note 6 for disclosure of the proforma effect on net income and earnings per share.

         Merchandise Risk -- The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.


2.       CREDIT FACILITY

         The Company has a credit facility with a bank which expires in August 1998. The credit facility provides for an $11.5 million line of credit, which includes sub-limits of $7.5 million each for cash advances and commercial letters of credit. Interest on advances under the line of credit facility is payable monthly at the bank's prime rate (8.25 % at February 2, 1997). At February 2, 1997 the Company had $2.0 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial
ratios and prohibits payment of cash dividends on common stock.   At February
2, 1997 the Company was in compliance with all of its covenants.


3.       COMMON STOCK

         The Company's articles of incorporation provide for the authorization of 22,500,000 shares of common stock at a par value of $.01 per share. At February 2, 1997, there were 8,092,107 shares of common stock outstanding. On March 22, 1993, the Company sold 2,100,000 shares of its Common Stock in an initial public offering. The net proceeds to the Company from the offering were $16.0 million. On March 22, 1993, all outstanding shares of redeemable preferred stock were converted into shares of common stock in conjunction with the Company's initial public offering of its common stock. On October 9, 1996 the Company effected a three-for-two stock split. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying the par value ($26,501) of the additional shares arising from the split from additional paid-in capital to common stock.

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997,
                     FEBRUARY 4, 1996 AND JANUARY 29, 1995


4.      INCOME TAXES

        The components of the income tax expense are as follows:


                                               FISCAL YEAR ENDED
                                 --------------------------------------------
                                  FEBRUARY 2,     FEBRUARY 4,     JANUARY 29,
                                     1997            1996            1995
                                 ------------     -----------    ------------
     Current income taxes:
       Federal                     $3,602,278     $1,323,047     $1,612,616
       State                          959,621        374,676        558,196
                                   ----------     ----------     ----------
                                    4,561,899      1,697,723      2,170,812
     Deferred income taxes:
       Federal                        272,196        (97,707)       138,950
       State                              (95)       (24,016)       (51,412)
                                   ----------     ----------     ----------
                                      272,101       (121,723)        87,538
                                   ----------     ----------     ----------
                                   $4,834,000     $1,576,000     $2,258,350
                                   ==========     ==========     ==========


        A reconciliation of the income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to income before income taxes is as follows:


                                            FISCAL YEAR ENDED
                                -----------------------------------------
                                FEBRUARY 2,    FEBRUARY 4,    JANUARY 29,
                                   1997            1996          1995
                                -----------    -----------    -----------
Provision for income taxes
   at statutory rate            $4,286,000     $1,470,000     $2,138,000
State income taxes, net of
   Federal income tax benefit      624,000        228,000        329,000
Tax-exempt interest income              --        (50,000)      (142,000)
Other                              (76,000)       (72,000)       (66,650)
                                ----------     ----------     ----------
                                $4,834,000     $1,576,000     $2,258,350
                                ==========     ==========     ==========

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                  FOR THE FISCAL YEARS ENDED FEBRUARY 2, 1997,
                     FEBRUARY 4, 1996 AND JANUARY 29, 1995



         At February 2, 1997 and February 4, 1996 the Company's current net deferred tax asset was $1,358,733 and $1,160,179, respectively, and long-term net deferred tax liability was $1,456,463 and $985,808, respectively. The major components of the Company's net deferred tax liability of $(97,730) and net deferred tax assets of $174,371 at February 2, 1997 and February 4, 1996, respectively, are as follows:

                                              FEBRUARY 2,     FEBRUARY 4,
                                                 1997            1996
                                             -------------    ------------
Depreciation                                  $(2,991,412)    $(2,250,759)
Alternative minimum tax carryforwards             147,902         605,371
Deferred rent                                   1,311,678       1,149,689
Reserve for store expansion/relocation
   and closing costs                              595,079         231,041
State income taxes                                113,932          33,078
Inventory cost capitalization                     354,998         265,393
Deferred compensation                             155,028          78,217
Other                                             215,065          62,341
                                              -----------     -----------
                                              $   (97,730)    $   174,371
                                              ===========     ===========

         At February 2, 1997, the Company had, for state franchise tax purposes, alternative minimum tax credit carryforwards of approximately $148,000 which have no expiration date.

5.       COMMITMENTS AND CONTINGENCIES

         Operating Leases -- The Company leases its retail stores, a corporate office and distribution facility and certain equipment under operating lease agreements expiring at various dates through 2008. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes over certain minimum sales levels.

         Minimum future annual rental commitments under noncancelable leases are as follows:

         Fiscal year ending:

                 February 1, 1998                             $ 15,773,589
                 January 31, 1999                               16,067,394
                 January 30, 2000                               15,871,864
                 January 28, 2001                               15,098,714
                 February 2, 2002                               14,497,341
                 Thereafter                                     49,045,847
                                                              ------------
                                                              $126,354,749
                                                              ============

         Rental expense, including common area maintenance, was $20,783,388, $17,010,342 and $11,675,633 of which $280,002, $118,507 and $203,096 was paid as percentage rent based on sales volume for the fiscal years ended February 2, 1997, February 4, 1996 and January 29, 1995, respectively.

         Letters of Credit - The Company was contingently liable for $2.0 million in open letters of credit with foreign suppliers at February 2, 1997.

         Litigation - The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the operations or financial condition of the Company.


6.       STOCK OPTION AND RETIREMENT PLANS

         Under the Company's stock option plans, incentive and non-qualified options have been granted to employees, directors and consultants to purchase common stock at prices equal to the fair value of the Company's shares at the grant dates.

         At February 2, 1997, outstanding incentive and non-qualified options had exercise prices ranging from $.39 to $23.38 per share, with an average exercise price of $9.34, and generally begin vesting one year after the grant date. On the initial vesting date, 25% of the options vest and, thereafter, options generally continue to vest at 2.08% each calendar month. The options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

         At February 2, 1997, incentive and non-qualified options to purchase 812,889 shares were outstanding. At February 2, 1997, 152,375 shares were available for future grants under the Company's stock option plans. During the years ended February 2, 1997, and February 4, 1996, the Company recognized tax benefits of $749,628 and $101,664, respectively, resulting from the exercise of certain non-qualified stock options. Stock option (incentive and non-qualified) activity for the three years ended February 2, 1997 was as follows:

                                             Stock Options
                                 --------------------------------------------
                                 Number of Shares       Price Range Per Share
                                 ----------------       ---------------------
Balance at January 30, 1994           793,695              $0.39 to $10.00
  Options granted                     186,300                5.00 to 11.59
  Options canceled                     (2,866)                0.39 to 1.55
  Options exercised                  (287,298)                0.39 to 1.55
                                     --------
Balance at January 29, 1995           689,831                0.39 to 11.59
  Options granted                      99,750                 4.33 to 9.17
  Options canceled                    (21,940)               1.55 to 10.00
  Options exercised                   (96,992)                0.39 to 5.33
                                     --------
Balance at February 4, 1996           670,649                0.39 to 11.59
  Options granted                     490,500                5.09 to 23.38
  Options canceled                    (87,605)               1.21 to 10.00
  Options exercised                  (260,655)                .39 to 11.17
                                     --------
Balance at February 2, 1997           812,889               $.39 to $23.38
                                     ========

         The following is a summary of the weighted average exercise prices for activity during the year ended February 2, 1997:

                                                                 Weighted
                                                                 Average
                                                 Shares       Exercise Price
                                                --------      -------------
Beginning Outstanding                            670,649         $ 4.67
   Options Granted (Price = Fair Value)          490,500         $12.20
   Options Exercised                            (260,655)        $ 4.11
   Options Canceled                              (87,605)        $ 5.16
                                                --------         ------
Ending Outstanding                               812,889         $ 9.34
Exercisable as of February 2, 1997               189,364         $ 3.97

         Additional information regarding options outstanding as of February 2, 1997 is as follows:

                                    Options Outstanding                      Options Exercisable
                    -------------------------------------------------  ------------------------------
                       Number          Weighted                             Number
                     Outstanding       Average           Weighted        Exercisable     Weighted
   Range of            as of          Remaining           Average           as of         Average
Exercise Prices     Feb. 2, 1997   Contractual Life    Exercise Price   Feb. 2, 1997   Exercise Price
---------------     ------------   ----------------    --------------   ------------   --------------
$  .39 - $ 5.33       165,236            5.59            $3.06             115,544          $2.22
  5.50 -   5.67        65,468            7.09             5.57              38,011           5.59
  5.83 -   5.83       240,000            9.01             5.83                  --             --
  6.00 -  15.42       164,435            8.45             9.84              35,809           7.90
 16.00 -  23.38       177,750            9.76            20.83                  --             --
                      -------            ----           ------             -------          -----
$  .39 - $23.38       812,889            8.21           $ 9.34             189,364          $3.97

         In January 1996, the Company's previous Chief Executive Officer resigned effective March 1996, and surrendered 118,757 unvested shares of restricted stock to the Company which were subsequently canceled.

         As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 years following vesting; stock volatility, 80.3% in 1996 and 92.2% in 1995; risk free interest rates, 6.6% in 1996 and 6.2% in 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  FISCAL          FISCAL
                                                   1996            1995
                                                ----------      ----------
   Net Income                    As reported    $7,411,823      $2,632,691
                                 Pro forma      $7,056,742      $2,592,916
   Net Income Per Common and
   Equivalent Share              As reported    $.89            $.33
                                 Pro forma      $.86            $.32

         The impact of outstanding non-vested stock options granted prior to fiscal 1995 has been excluded from the pro forma calculation; accordingly, the 1995 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all stock options granted after fiscal 1994.

         In fiscal 1995, the Company established the Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan (the "Executive Plan"). The Executive Plan covers officers of the Company, and is funded by participant contributions and periodic discretionary contributions from the Company. For each of the three fiscal years in the period ended February 2, 1997, the Company made contributions of $34,900, $13,545 and $-0-, respectively, to the Executive Plan.

         In 1992, the Company established the Pacific Sunwear of California, Inc. Employee Savings Plan ("the Plan"). The Plan is a defined contribution plan (401(k)) covering substantially all employees who have reached age 21 and have one year of service with the Company. The Plan is funded by employee contributions and periodic discretionary contributions from the Company, which are subject to approval by the Company's Board of Directors. For each of the three fiscal years in the period ended February 2, 1997, the Company made contributions of $66,750, $59,100 and $31,000, respectively, to the Plan.

7.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:


                                                              FEBRUARY 2,          FEBRUARY 4,
                                                                 1997                 1996
                                                              -----------          -----------
Accrued compensation and benefits                             $2,939,217           $1,349,268

Reserve for store expansion/relocation and
  closing costs                                                1,424,315              547,491

Sales tax payable                                                401,181              259,598

Gift certificates and store merchandise credits                  439,994              234,904

Other                                                            830,982              356,153
                                                              ----------           ----------
                                                              $6,035,689           $2,747,414
                                                              ==========           ==========



8.       QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             First         Second          Third           Fourth
                                                            Quarter        Quarter         Quarter         Quarter
                                                          -----------    -----------     -----------     -----------
Fiscal year ended February 2, 1997:

  Net sales                                               $27,641,000    $34,567,000     $43,247,000     $49,807,000
  Gross margin                                              7,278,000     10,818,000      14,287,000      16,752,000
  Operating income (loss)                                    (298,000)     2,426,000       4,450,000       5,431,000
  Net income (loss)                                          (170,000)     1,485,000       2,739,000       3,357,000
                                                          -----------    -----------     -----------     -----------
  Net income (loss) per share                                   $(.02)          $.18            $.33            $.40
  Weighted average common and common
     equivalent shares outstanding (Note 1)                 7,892,310      8,285,502       8,342,081       8,394,821


Fiscal year ended February 4, 1996:
  Net sales                                               $19,477,000    $25,672,000     $31,368,000     $36,404,000
  Gross margin                                              4,652,000      7,190,000       9,662,000      10,629,000
  Operating income (loss)                                  (1,079,000)       357,000       2,142,000       2,717,000
  Net income (loss)                                          (619,000)       218,000       1,323,000       1,701,000
                                                          -----------    -----------     -----------     -----------
  Net income (loss) per share                                   $(.08)          $.03            $.17            $.21
  Weighted average common and common
      equivalent shares outstanding (Note 1)                7,732,377      7,971,036       7,795,304       8,044,598


                               INDEX TO EXHIBITS


Exhibit Number                        Description of  Exhibit
--------------                        -----------------------

    *3.1        Third Amended and Restated Articles of Incorporation of the
                Company

     3.2 Certificate of Amendment of Third Amended and Restated Articles of Incorporation of the Company

    *3.3        Second Amended and Restated Bylaws of the Company

    *4.1        Specimen stock certificate

   *10.1 Form of Indemnity Agreement between the Company and each of its executive officers and directors

   *10.2 1986-87 Stock Option Plan dated as of December 11, 1986, as amended (the "Option Plan")

   *10.3        Form of Incentive Stock Option under the Option Plan

   *10.4        Form of Nonstatutory Stock Option under the Option Plan

 ***10.5 Second Amended and Restated 1992 Stock Award Plan dated June 8, 1994 (the "Award Plan")

  **10.6        Form of Nonqualified Stock Option Agreement under the Award Plan

  **10.7        Form of Incentive Stock Option Agreement under the Award Plan

  **10.8        Form of Restricted Stock Award Agreement under the Award Plan

   *10.9 Registration Rights Agreement dated November 25, 1986, as amended, by and among the Company and certain holders of the Preferred Stock of the Company

****10.11       Standard Industrial Lease-Net, dated June 11,1993 between the
                Company and Fujita Investors of California, a California limited partnership, as amended by the First Lease Amendment dated
                September 16, 1993, the Second Lease Amendment dated December
                21, 1993 and the Third Lease Amendment dated January 16, 1995 for the Company's corporate headquarters located in Anaheim, California.

****10.12       Pacific Sunwear of California, Inc. Executive Deferred
                Compensation Plan and Trust Agreement

    23.1        Consent of Deloitte & Touche LLP

    27          Financial Data Schedule

-------------------------------------
* Incorporated by reference from the Company's Form S-1 Registration Statement (No. 33-57860) as filed with the Securities and Exchange Commission on February 4, 1993.

** Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 1994.

*** Incorporated by reference from the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on September 28, 1995.

**** Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 1995.