Form 10-Q
period 1997-08-03
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1997-09-11
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---    SECURITIES EXCHANGE ACT OF 1934

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

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at September 5, 1997 was 9,103,741.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 3, 1997

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                               PAGE
Item 1.           Financial Statements:
                    Balance Sheets as of August 3, 1997 (unaudited) and February 2, 1997..............   3
                    Statements of Operations (unaudited) for the second quarter and first half
                        ended August 3, 1997 and August 4, 1996.......................................   4
                    Statements of Cash Flows (unaudited) for the first half ended
                        August 3, 1997 and August 4, 1996.............................................   5
                    Notes to Financial Statements..................................................... 6-7

Item 2            Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.........................................................8-11

PART II.          OTHER INFORMATION
Item 1.           Legal Proceedings...................................................................  12
Item 2.           Changes in Securities...............................................................  12
Item 3.           Defaults Upon Senior Securities.....................................................  12
Item 4.           Submission of Matters to a Vote of Security Holders.................................  12
Item 5.           Other Information...................................................................  12
Item 6.           Exhibits and Reports on Form 8-K....................................................  12

                  SIGNATURE PAGE......................................................................  13

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                                                         AUGUST 3,           FEBRUARY 2,
                                                                                           1997                 1997
                                                                                           ----                 ----
                                                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                           $  12,923,832         $   9,962,626
  Short-term investments                                                                 19,718,780                    --
  Accounts receivable                                                                       901,750               583,811
  Merchandise inventories                                                                31,554,197            19,760,412
  Prepaid expenses, includes $2,108,640 and $1,910,681 of prepaid rent,
     respectively                                                                         3,314,202             3,216,160
  Deferred taxes                                                                          1,358,733             1,358,733
                                                                                      -------------         -------------
     Total current assets                                                                69,771,494            34,881,742

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                 29,882,235            25,210,439
  Furniture, fixtures and equipment                                                      23,757,703            20,244,954
                                                                                      -------------         -------------
                                                                                         53,639,938            45,455,393
  Less accumulated depreciation and amortization                                        (18,167,724)          (15,952,174)
                                                                                      -------------         -------------
     Net property and equipment                                                          35,472,214            29,503,219

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $305,606 and $292,165,
      respectively                                                                          783,137               796,578
  Deposits and other assets                                                                 806,869               523,018
                                                                                      -------------         -------------
     Total other assets                                                                   1,590,006             1,319,596
                                                                                      -------------         -------------
       Total assets                                                                   $ 106,833,714         $  65,704,557
                                                                                      =============         =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $  12,398,401         $   6,686,561
  Accrued liabilities (Note 7)                                                            5,957,364             6,035,689
  Income taxes payable                                                                       16,460               469,258
                                                                                      -------------         -------------
     Total current liabilities                                                           18,372,225            13,191,508
  DEFERRED COMPENSATION                                                                     781,322               371,057
  DEFERRED RENT                                                                           3,394,366             3,139,487
  DEFERRED TAXES                                                                          1,456,463             1,456,463

SHAREHOLDERS' EQUITY:
  Preferred Stock, par value $.01; authorized, 5,000,000 shares; none issued and outstanding
  Common Stock, par value $.01; authorized, 22,500,000 shares; issued and
     outstanding, 9,099,653 and 8,092,107 shares, respectively                               90,997                80,921
  Additional paid-in capital                                                             62,007,080            30,737,782
  Retained earnings                                                                      20,731,261            16,727,339
                                                                                      -------------         -------------
     Total shareholders' equity                                                          82,829,338            47,546,042
                                                                                      -------------         -------------
       Total liabilities and shareholders' equity                                     $ 106,833,714         $  65,704,557
                                                                                      =============         =============



                            See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                FOR THE SECOND QUARTER ENDED         FOR THE FIRST HALF ENDED
                                                ----------------------------         ------------------------
                                             AUGUST 3, 1997     AUGUST 4, 1996    AUGUST 3, 1997    AUGUST 4, 1996
                                             --------------     --------------    --------------    --------------
Net sales                                     $ 48,326,141        $34,566,703       $87,258,877      $62,207,678
Cost of goods sold, including buying,
  distribution, and occupancy costs             32,477,214         23,748,899        59,702,842       44,111,770
                                              ------------        -----------       -----------      -----------
Gross margin                                    15,848,927         10,817,804        27,556,035       18,095,908
Selling, general and administrative expenses    11,379,171          8,391,653        21,321,703       15,967,993
                                              ------------        -----------       -----------      -----------
Operating income                                 4,469,756          2,426,151         6,234,332        2,127,915
Interest income                                    293,888             17,821           389,590           47,481
                                              ------------        -----------       -----------      -----------
Income before income tax expense                 4,763,644          2,443,972         6,623,922        2,175,396
Income tax expense                               1,884,000            959,000         2,620,000          860,000
                                              ------------        -----------       -----------      -----------
Net income                                    $  2,879,644        $ 1,484,972       $ 4,003,922      $ 1,315,396
                                              ============        ===========       ===========      ===========
Net income per common and
    common equivalent share                   $       0.32        $      0.18       $      0.46      $      0.16
                                              ------------        -----------       -----------      -----------
Weighted average common and common
    equivalent shares outstanding                8,960,563          8,285,502         8,702,419        8,221,116
                                              ============        ===========       ===========      ===========


                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      FOR THE FIRST HALF ENDED
                                                                      ------------------------
                                                                  AUGUST 3, 1997       AUGUST 4, 1996
                                                                  --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  4,003,922         $  1,315,396
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization                                      3,048,192            2,519,944
   Change in:
     Accounts receivable                                               (317,939)            (431,530)
     Merchandise inventories                                        (11,793,785)          (6,305,686)
     Prepaid expenses                                                   (98,042)            (167,996)
     Deposits and other assets                                         (283,851)             (78,671)
     Accounts payable                                                 5,711,840            2,869,867
     Accrued liabilities                                                (78,325)             924,488
     Income taxes and deferred income taxes                             404,960              (70,709)
     Deferred rent                                                      254,879              271,660
     Deferred compensation                                              410,265               60,594
                                                                   ------------         ------------
        Net cash provided by operating activities                     1,262,116              907,357

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                              (19,718,780)                  --
   Investment in property and equipment                              (9,003,746)          (3,301,741)
                                                                   ------------         ------------
        Net cash used in investing activities                       (28,722,526)          (3,301,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                        30,085,073                   --
   Principal payments under loan agreement                                   --             (781,250)
   Proceeds from exercise of stock options                              336,543            1,116,952
                                                                   ------------         ------------
        Net cash provided by financing activities                    30,421,616              335,702
                                                                   ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:                                                         2,961,206           (2,058,682)
   CASH AND CASH EQUIVALENTS, beginning of period                     9,962,626            4,315,842
                                                                   ------------         ------------
   CASH AND CASH EQUIVALENTS, end of period                        $ 12,923,832         $  2,257,160
                                                                   ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid during the period for:
  Interest                                                         $      2,381         $     10,811
  Income taxes                                                     $  2,215,040         $    626,650

--------------------------
Non-cash transaction: During the first half ended August 3, 1997 and August 4, 1996 , the Company recorded an increase to additional paid-in capital of $857,758 and $304,059, respectively, related to tax benefits associated with the exercise of non-qualified stock options.

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

         In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the second quarter and first half ended August 3, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 1998. For further information, refer to the financial statements and notes thereto as of and for the years ended February 2, 1997, February 4, 1996 and January 29, 1995.

NOTE 2 - CASH AND CASH EQUIVALENTS; SHORT-TERM INVESTMENTS

         Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

         Short-term investments consist of highly liquid investments with original maturities between three and twelve months. Management determines the proper classifications of investments at the time of purchase and reevaluates such designations as of each balance sheet date. At August 3, 1997 all securities are classified as held-to-maturity under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" based on the Company's positive intent and ability to hold the securities to maturity. In accordance with SFAS No. 115, these securities are carried at amortized cost, which approximates fair market value.

NOTE 3 - FOLLOW-ON OFFERING

         On June 16, 1997 the Company issued 840,000 shares of its common stock in a follow-on stock offering and on July 17, 1997 issued an additional 31,500 shares upon the partial exercise of the underwriters' over-allotment option. The Company's net proceeds, after deducting expenses associated with the offering, were $30.1 million.

NOTE 4 - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Net income per common and common equivalent share are based on the weighted average number of common and common equivalent shares outstanding during the relevant periods.

         Stock Split - On October 9, 1996, the Company effected a three-for-two stock split. Earnings per share and share outstanding amounts have been given retroactive effect in these financial statements.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the second quarter, the amount reported as net income per common and common equivalent share is not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128. For the first half ended August 3, 1997 and August 4, 1996, the amount of basic earnings per share would have been $.48 in comparison to $.46 per common and common equivalent share and $.17 in comparison to $.16 per common and common equivalent share, respectively.

NOTE 5 - CREDIT FACILITY

         The Company has a credit facility with a bank which expires in August 1998. The credit facility provides for an $11.5 million line of credit, which includes sub-limits of $7.5 million for cash advances, and $9.0 million (as amended in June 1997) for commercial letters of credit. Interest on advances under the line of credit facility is payable monthly at the bank's prime rate (8.5% at August 3, 1997). At August 3, 1997, the Company had $4.4 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on capital stock. At August 3, 1997, the Company was in compliance with such covenants.

NOTE 6 - FEDERAL AND STATE INCOME TAX EXPENSE

         The combined federal and state income tax expense was calculated using estimated effective annual statutory tax rates.

NOTE 7 - ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                 AUGUST 3,        FEBRUARY 2,
                                                                   1997              1997
                                                                ----------        -----------
Accrued compensation and benefits                               $2,426,486        $2,939,217
Reserve for store expansion/relocation and closing costs         1,207,165         1,424,315
Sales tax payable                                                  927,644           401,181
Other accrued liabilities                                        1,396,069         1,270,976
                                                                ----------        ----------
                                                                $5,957,364        $6,035,689
                                                                ==========        ==========

NOTE 8 - SUBSEQUENT EVENT

         Effective September 4, 1997 the Company completed its acquisition from Good Vibrations, Inc., a Florida corporation, of the store assets and inventory, leasehold improvements and lease rights pertaining to 15 retail stores operated by Good Vibrations. The purchase price for this acquisition was approximately $10.5 million. The stores are located in regional malls in Florida, offering casual young men's apparel, junior apparel, accessories and footwear to teens and young adults.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The thirteen weeks ended August 3, 1997 (second quarter) as compared to the thirteen weeks ended August 4 ,1996 (second quarter)

         Net Sales

         Net sales increased to $48.3 million for the second quarter of fiscal 1997 from $34.6 million for the second quarter of fiscal 1996, an increase of $13.7 million, or 39.6%. Of this $13.7 million increase, $4.9 million was attributable to net sales generated by new stores opened in fiscal 1996 and not yet included in the comparable store base, $4.4 million was attributable to a 13.8% increase in comparable store net sales in the second quarter of fiscal 1997, $3.7 million was attributable to net sales generated by 21 new stores opened in fiscal 1997 and not yet included in the comparable store base and $1.3 million was attributable to 13 stores that have been expanded or relocated to the larger format and not yet included in the comparable store base. Offsetting these increases was a $.6 million decrease due to closing six stores. The increase in comparable store net sales was primarily attributable to the addition of footwear and juniors to certain of the Company's stores and, to a lesser extent, to increases in sales of young men's merchandise. Net sales of footwear and junior female apparel represented approximately 24% of total net sales for the second quarter of fiscal 1997 compared to approximately 12% for the second quarter of fiscal 1996. The average retail price per unit sold increased approximately 8% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996, primarily attributable to a change in the mix of products sold, including the addition of footwear, an increase in sales of pants as a percentage of net sales and a decrease in T-shirt sales as a percentage of net sales.

         Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $15.8 million for the second quarter of fiscal 1997 from $10.8 million for the second quarter of fiscal 1996, an increase of $5.0 million, or 46.3%. As a percentage of net sales, gross margin increased to 32.7% from 31.2%. Of this 1.5% net increase, 1.5% was due to a decrease in occupancy costs as a percentage of net sales which was related to higher comparable store net sales, and .5% was due to an increase in net merchandise margins as a percentage of net sales for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. Partially offsetting these decreases was an increase in buying and distribution cost of .5% as a percentage of net sales.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $11.4 million for the second quarter of fiscal 1997 from $8.4 million for the second quarter of fiscal 1996, an increase of $3.0 million, or 35.7%. As a percentage of net sales, these expenses decreased to 23.6% from 24.3%. Of this .7% net decrease as a percentage of net sales, .8% was attributable to a decrease in store selling expenses as a percentage of net sales, primarily as a result of an increase in comparable store net sales and higher total net sales, and .2% was due to a decrease in store expansion/relocation and closing expenses as a percentage of net sales. Partially offsetting these decreases was a .3% increase in general and administrative expenses as a percentage of net sales compared to fiscal 1996.

         Income Tax Expense

         Income tax expense was $1.9 million for the second quarter of fiscal 1997 compared to $1.0 million for the second quarter of fiscal 1996. The effective income tax rate for the second quarter of fiscal 1997 was 39.5 % compared to 39.2% for the second quarter of fiscal 1996.

The twenty-six weeks ended August 3, 1997 (first half) as compared to the twenty-six weeks ended August 4 ,1996 (first half)

         Net Sales

         Net sales increased to $87.3 million for the first half of fiscal 1997 from $62.2 million for the first half of fiscal 1996, an increase of $25.1 million, or 40.4%. Of this $25.1 million increase, $10.8 million was attributable to net sales generated by new stores opened in fiscal 1996 and not yet included in the comparable store base, $8.8 million was attributable to a 15.5% increase in comparable store net sales in the first half of fiscal 1997, $4.3 million was attributable to 21 new stores opened in fiscal 1997 and not yet included in the comparable store base and $2.0 million was attributable to 13 stores that have been expanded or relocated to the larger format and are not yet included in the comparable store base. Offsetting these increases was a $.8 million decrease due to closing six stores. The increase in comparable store net sales was primarily attributable to the addition of footwear and juniors to certain of the Company's stores and, to a lesser extent, to increases in sales of young men's merchandise. Net sales of footwear and juniors represented approximately 22% of total net sales for the first half of fiscal 1997 compared to approximately 9% for the first half of fiscal 1996. The average retail price per unit sold increased approximately 9% in the first half of fiscal 1997 compared to the first half of fiscal 1996, primarily attributable to a change in the mix of products sold, including the addition of footwear, an increase in sales of pants as a percentage of net sales and a decrease in T-shirt sales as a percentage of net sales.

         Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $27.6 million for the first half of fiscal 1997 from $18.1 million for the first half of fiscal 1996, an increase of $9.5 million, or 52.5%. As a percentage of net sales, gross margin increased to 31.6% from 29.1%. Of this 2.5% net increase, 1.9% was due to a decrease in occupancy costs as a percentage of net sales which was related to higher comparable store net sales. In addition, net merchandise margins increased .7% as a percentage of net sales for the first half of fiscal 1997 compared to the first half of fiscal 1996 due to an increase in initial markup and a decrease in markdowns as a percentage of net sales. Offsetting these improvements was an increase in buying and distribution costs of .1% as a percentage of net sales.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $21.3 million for the second quarter of fiscal 1997 from $16.0 million for the first half of fiscal 1996, an increase of $5.3 million, or 33.1%. As a percentage of net sales, these expenses decreased to 24.4% from 25.7%. This 1.3% decrease as a percentage of net sales was attributable to a decrease in store selling expenses as a percentage of net sales primarily as a result of an increase in comparable store net sales and higher total net sales.

         Income Tax Expense

         Income tax expense was $2.6 million for the first half of fiscal 1997 compared to $.9 million for the first half of fiscal 1996. The effective income tax rate for the first half of fiscal 1997 was 39.6% compared to 39.5% for the first half of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories.

         Net cash provided by operating activities for the first half of fiscal 1997 was $1.3 million compared to $.9 million for the first half of fiscal 1996. The $.4 million increase was primarily attributable to an increase in net income of $2.7 million and net increases of other items of $.3 million, offset by an increase in merchandise inventories net of accounts payable of $2.6 million. Working capital at August 3, 1997 was $51.4 million compared to $21.7 million at February 2, 1997, an increase of $29.7 million. This increase was primarily attributable to the increase in cash and short term investments as a result of a follow-on offering completed in the second quarter of fiscal 1997. Inventories at August 3, 1997 were $31.6 million compared to $19.8 million at February 2, 1997, an increase of $11.8 million. This increase was primarily related to opening 21 new stores and expanding/relocating six stores with 50% larger average square footage than existing stores, the addition of juniors and footwear to certain of the Company's existing stores as well as a seasonal increase in inventories in all stores. The increase in accounts payable of $5.7 million at August 3, 1997 compared to February 2, 1997 was primarily attributable to the increase in inventories at August 3, 1997.

         Net cash used in investing activities was $28.7 million for the first half of fiscal 1997 compared to $3.3 million for the first half of fiscal 1996. Of this $25.4 million increase, $19.7 million is attributable to the purchase of short-term investments in fiscal 1997. Net cash invested in property and equipment for the first half of fiscal 1997 was $9.0 million compared to $3.3 million for the first half of fiscal 1996, due to an increase in the number of new stores opened and, to a lesser extent, an increase in the number of stores expanded/relocated in the first half of fiscal 1997 compared to the first half of fiscal 1996.

         Net cash provided by financing activities for the first half of fiscal 1997 was $30.4 million compared to $.3 million for the first half of fiscal 1996. In the second quarter of fiscal 1997, the company issued 871,500 shares of common stock pursuant to a registered public stock offering. The net proceeds to the Company from the issuance of these shares were $30.1 million. Additionally, the Company made no borrowings or repayments under its loan agreement, compared to the repayment of a term loan of $.8 million in the first half of fiscal 1996. In the first half of fiscal 1997, the Company received proceeds of $.3 million from the exercise of stock options compared to $1.1 million in the first half of fiscal 1996. At August 3, 1997, the Company had $4.4 million in letters of credit outstanding.

         The Company plans to open approximately 31 stores, and expand or relocate approximately 10 existing stores during the remainder of fiscal 1997. The Company estimates that its capital expenditures during the remainder of fiscal 1997 will approximate $7.0 million.

         The Company purchased the store assets, leasehold improvements and lease rights for 15 Good Vibrations stores for approximately $9.2 million in cash and purchased inventories of approximately $1.3 million in cash at the closing, which occurred on September 4, 1997. Of the $10.5 million purchase price, $9.9 million was paid on the closing date and the balance of $.6 million will be payable in two installments in October 1997 and March 1998.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close and records closing costs as stores are closed or identified to be closed. The Company closed three stores in the first half of fiscal 1997 and anticipates closing no additional stores during the remainder of fiscal 1997.

         Management believes that the Company's working capital, bank line of credit and cash flows from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements through the end of fiscal 1998.

INFLATION

         The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the second quarter and first half ended August 3, 1997, the amount reported as net income per common and common equivalent share is not materially different from that which would have been reported for basic and diluted earnings per share in accordance with SFAS No. 128.

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

SAFE HARBOR STATEMENT

         The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the future economic performance of the Company. The forward-looking statements and associated risks set forth herein may include or relate to: (I) the planned opening of approximately 31 stores and expansion or relocation of 10 stores during the remainder of fiscal 1997; (ii) anticipation of closing no additional stores in fiscal 1997 and (iii) sufficiency of the Company's working capital, bank line of credit and cash flows from operating activities for the Company's future operating and capital requirements.

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

Item 1 - Legal Proceedings - Not Applicable

Item 2 - Changes in Securities - Not Applicable

Item 3 - Defaults Upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

a) The 1997 Annual Meeting of the Shareholders of the Company was held on May 22, 1997 (the "1997 Annual Meeting").

b) At the 1997 Annual Meeting , Greg H. Weaver, Pearson C. Cummin III, Peter L. Harris, Julius Jensen III, and James B. McCurry were elected as Directors of the Company for a one year term ending in 1998.

c) In addition to the election of directors, the shareholders also approved an amendment to the Company's 1992 Stock Award Plan to (I) increase the number of shares authorized to be issued under the Plan by 200,000, (ii) amend the vesting schedule for non-employee directors, (iii) permit the grant of certain types of performance-based awards intended to meet the requirements of Section 162 (m) of the Internal Revenue Code and (iv) respond to changes to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended. Voting at the Annual Meeting for the election of directors was as set forth below. Each of the nominees identified below was elected a director.

                                                         VOTES CAST                   VOTES
          NAME                                              FOR                      WITHHELD
          ----                                              ---                      --------
Election of Greg H. Weaver                               5,624,114                   534,247
Election of Pearson C. Cummin III                        5,621,768                   536,593
Election of Peter L. Harris                              5,623,889                   534,472
Election of Julius Jensen III                            5,623,964                   534,397
Election of James B. McCurry                             5,177,492                   980,869

With respect to the amendment to the 1992 Stock Award Plan, 4,078,902 were cast for adoption of the amendment, 1,976,230 votes were cast against, 103,229 votes abstained and there were no broker non-votes.

Item 5 - Other Information - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits:
             (27) Financial Data Schedule

         (b) Reports on Form 8-K:
             On June 18, 1997, the Company filed a Form 8- K which reported that the Company had amended its bylaws as of June 18, 1997 to increase the number of directors from five to six and had elected Sally Frame Kasaks to the board of directors. Biographical information for Ms. Kasaks is included in the press release issued by the Company on June 19, 1997, a copy of which was filed as part of the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Pacific Sunwear of California, Inc.
                                         (Registrant)

Date: September 11, 1997                   \s\   GREG  H. WEAVER
                                          --------------------------------------
                                          Greg H. Weaver
                                          Chief Executive Officer and Director

Date: September 11, 1997                   \s\   CARL W. WOMACK
                                          --------------------------------------
                                          Carl W. Womack
                                          Senior Vice President,
                                          Chief Financial Officer and Secretary