Form 10-Q
period 1997-11-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1997-12-16
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                                              YES [X] NO [ ]

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at November 21, 1997 was 13,725,042.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 2, 1997

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                PAGE
Item 1.           Financial Statements:
                    Balance Sheets as of November 2, 1997 (unaudited) and February 2, 1997...............3
                    Statements of Operations (unaudited) for the third quarter and nine months ended November 2, 1997 and November 3, 1996......................................4
                    Statements of Cash Flows (unaudited) for the nine months ended
                        November 2, 1997 and November 3, 1996............................................5
                    Notes to Financial Statements......................................................6-7

Item 2            Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.........................................................8-12

PART II.          OTHER INFORMATION
Item 1.           Legal Proceedings.....................................................................12
Item 2.           Changes in Securities.................................................................12
Item 3.           Defaults Upon Senior Securities.......................................................12
Item 4.           Submission of Matters to a Vote of Security Holders...................................12
Item 5.           Other Information.....................................................................12
Item 6.           Exhibits and Reports on Form 8-K......................................................12

                  SIGNATURE PAGE........................................................................13

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.
                                 BALANCE SHEETS
                                     ASSETS


                                                                                   NOVEMBER 2,        FEBRUARY 2,
                                                                                      1997               1997
                                                                                  -------------       ------------
                                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                       $   7,467,925       $  9,962,626
  Short-term investments                                                             16,676,534                 --
  Accounts receivable                                                                 1,452,042            583,811
  Merchandise inventories                                                            35,349,278         19,760,412
  Prepaid expenses, includes $2,577,499 and $1,910,681 of prepaid rent,
  respectively                                                                        3,682,482          3,216,160
  of prepaid rent, respectively
  Deferred taxes                                                                      1,358,733          1,358,733
                                                                                  -------------       ------------
     Total current assets                                                            65,986,994         34,881,742
PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                             35,242,433         25,210,439
  Furniture, fixtures and equipment                                                  26,419,537         20,244,954
                                                                                  -------------       ------------
                                                                                     61,661,970         45,455,393
  Less accumulated depreciation and amortization                                    (19,437,598)       (15,952,174)
                                                                                  -------------       ------------
     Net property and equipment                                                      42,224,372         29,503,219
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $360,826  and $292,165,
  respectively                                                                        8,002,917            796,578

  Deposits and other assets                                                           1,234,851            523,018
                                                                                  -------------       ------------
     Total other assets                                                               9,237,768          1,319,596
                                                                                  -------------       ------------
       Total assets                                                               $ 117,449,134       $ 65,704,557
                                                                                  =============       ============


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $  13,534,033       $  6,686,561
  Accrued liabilities (Note 7)                                                        7,638,055          6,035,689
  Income taxes payable                                                                1,464,239            469,258
                                                                                  -------------       ------------
     Total current liabilities                                                       22,636,327         13,191,508
  DEFERRED COMPENSATION                                                                 924,299            371,057
  DEFERRED RENT                                                                       3,588,653          3,139,487
  DEFERRED TAXES                                                                      1,456,463          1,456,463

SHAREHOLDERS' EQUITY:
  Preferred Stock, par value $.01; authorized, 5,000,000 shares; none issued and outstanding
  Common Stock, par value $.01; authorized, 33,750,000 shares; issued and
     outstanding, 13,664,918 and 12,138,161 shares, respectively                        136,649            121,382
  Additional paid-in capital                                                         62,171,469         30,697,321
  Retained earnings                                                                  26,535,274         16,727,339
                                                                                  -------------       ------------
     Total shareholders' equity                                                      88,843,392         47,546,042
                                                                                  -------------       ------------
       Total liabilities and shareholders' equity                                 $ 117,449,134       $ 65,704,557
                                                                                  =============       ============


                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        FOR THE THIRD QUARTER ENDED                 FOR THE NINE MONTHS ENDED
                                                      --------------------------------          ----------------------------------
                                                   NOVEMBER 2, 1997      NOVEMBER 3, 1996     NOVEMBER 2, 1997      NOVEMBER 3, 1996
                                                      -----------          -----------          ------------          ------------
Net sales                                             $65,312,228          $43,247,154          $152,571,105          $105,454,832
Cost of goods sold, including buying,
distribution, and occupancy costs

Cost of goods sold, including buying,
  distribution and occupancy costs                     41,641,155           28,959,797           101,343,997            73,071,566
                                                      -----------          -----------          ------------          ------------

Gross margin                                           23,671,073           14,287,357            51,227,108            32,383,266

Selling, general and administrative expenses           14,536,882            9,837,141            35,858,585            25,805,134
                                                      -----------          -----------          ------------          ------------

Operating income                                        9,134,191            4,450,216            15,368,523             6,578,132

Interest income                                           465,822               89,862               855,412               137,342
                                                      -----------          -----------          ------------          ------------

Income before income tax expense                        9,600,013            4,540,078            16,223,935             6,715,474

Income tax expense                                      3,796,000            1,801,000             6,416,000             2,661,000
                                                      -----------          -----------          ------------          ------------

Net income                                            $ 5,804,013          $ 2,739,078          $  9,807,935          $  4,054,474
                                                      ===========          ===========          ============          ============

Net income per common and
    common equivalent share                           $      0.41          $      0.22          $       0.73          $       0.33
                                                      -----------          -----------          ------------          ------------


Weighted average common and common
    equivalent shares outstanding                      14,156,319           12,513,122            13,421,957            12,402,620
                                                      ===========          ===========          ============          ============


                             See accompanying notes

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   FOR THE NINE MONTHS ENDED
                                                                              ----------------------------------
                                                                             NOVEMBER 2, 1997     NOVEMBER 3, 1996
                                                                              ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  9,807,935           $ 4,054,474
Adjustments to reconcile net income to net cash provided by
     operating activities:
   Depreciation and amortization                                                 4,863,186             3,852,948
   Change in, net of effect of acquisition:
     Accounts receivable                                                          (868,231)             (721,210)
     Merchandise inventories                                                   (14,314,232)           (7,276,035)
     Prepaid expenses                                                             (451,322)             (236,956)
     Deposits and other assets                                                    (470,166)             (120,825)
     Accounts payable                                                            6,847,472             4,466,230
     Accrued liabilities                                                         1,602,366             1,680,926
     Income taxes and deferred income taxes                                      1,993,100             1,163,972
     Deferred rent                                                                 449,166               363,289
     Deferred compensation                                                         553,242               115,232
                                                                              ------------           -----------
        Net cash provided by operating activities                               10,012,516             7,342,045
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                         (24,395,534)                   --
   Short-term investment maturities                                              7,719,000                    --
   Acquisition, net of cash acquired                                           (10,414,634)                   --
   Investment in property and equipment                                        (15,907,345)           (5,779,235)
                                                                              ------------           -----------
        Net cash used in investing activities                                  (42,998,513)           (5,779,235)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                   30,085,073                    --
   Principal payments under loan agreement                                              --              (781,250)
   Cash paid in lieu of fractional shares due to 3-for-2 stock split                (2,187)               (1,692)
   Proceeds from exercise of stock options                                         408,410               910,840
                                                                              ------------           -----------
        Net cash provided by financing activities                               30,491,296               127,898
                                                                              ------------           -----------
NET (DECREASE) INCREASE IN CASH AND CASH
        EQUIVALENTS:                                                            (2,494,701)            1,690,708
  CASH AND CASH EQUIVALENTS, beginning of period                                 9,962,626             4,315,842
                                                                              ------------           -----------
  CASH AND CASH EQUIVALENTS, end of period                                    $  7,467,925           $ 6,006,550
                                                                              ============           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid during the period for:

  Interest                                                                    $      2,381           $    10,811

  Income taxes                                                                $  4,422,900           $ 1,497,028


Non-cash transaction: During the nine months ended November 2, 1997 and November 3, 1996 , the Company recorded an increase to additional paid-in capital of $998,119 and $444,542, respectively, related to tax benefits associated with the exercise of non-qualified stock options.


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

         In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the third quarter and nine months ended November 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 1998. For further information, refer to the financial statements and notes thereto as of and for the years ended February 2, 1997, February 4, 1996 and January 29, 1995.

NOTE 2 - CASH AND CASH EQUIVALENTS; SHORT-TERM INVESTMENTS

         Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

         Short-term investments consist of highly liquid investments with original maturities between three and twelve months. Management determines the proper classifications of investments at the time of purchase and reevaluates such designations as of each balance sheet date. At November 2, 1997, all securities were classified as held-to-maturity under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" based on the Company's positive intent and ability to hold the securities to maturity. In accordance with SFAS No. 115, these securities are carried at amortized cost, which approximates fair market value.

NOTE 3 - FOLLOW-ON  OFFERING

         On June 16, 1997, the Company issued 1,260,000 shares of its common stock in a follow-on stock offering and on July 17, 1997 issued an additional 47,250 shares upon the partial exercise of the underwriters' over-allotment option. The Company's net proceeds, after deducting expenses associated with the offering, were $30.1 million.

NOTE 4 - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Net income per common and common equivalent share are based on the weighted average number of common and common equivalent shares outstanding during the relevant periods.

         Stock Split - On October 9, 1997, the Company effected a three-for-two stock split. Earnings per share and share outstanding amounts have been restated to give retroactive effect to the stock split in these financial statements.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the third quarter of fiscal 1997 and fiscal 1996, the amount of basic earnings per share would have been $.42 in comparison to $.41 per common and common equivalent share and $.23 in comparison to $.22 per common and common equivalent share, respectively. For the nine months ended November 2, 1997 and November 3, 1996, the amount of basic earnings per share would have been $.76 in comparison to $.73 per common and common equivalent share and $.34 in comparison to $.33 per common and common equivalent share, respectively.

NOTE 5 - CREDIT FACILITY

         The Company has a credit facility with a bank which expires in August 1998. The credit facility provides for an $11.5 million line of credit, which includes sub-limits of $7.5 million for cash advances, and $9.0 million (as amended in June 1997) for commercial letters of credit. Interest on advances under the line of credit facility is payable monthly at the bank's prime rate (8.5% at November 2, 1997). At November 2, 1997, the Company had $4.1 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on capital stock. At November 2, 1997, the Company was in compliance with such covenants.

NOTE 6 - FEDERAL AND STATE INCOME TAX EXPENSE

         The combined federal and state income tax expense was calculated using estimated effective annual statutory tax rates.

NOTE 7 - ACCRUED LIABILITIES

         Accrued liabilities consist of the following:


                                                              NOVEMBER 2,     FEBRUARY 2,
                                                                 1997            1997
                                                              ----------      ----------
Accrued compensation and benefits                             $3,055,259      $2,939,217
Reserve for store expansion/relocation and closing costs       1,964,675       1,424,315
Sales tax payable                                                736,104         401,181
Other accrued liabilities                                      1,882,017       1,270,976
                                                              ----------      ----------
                                                              $7,638,055      $6,035,689
                                                              ==========      ==========


NOTE 8 - ACQUISITION

         Effective September 4,1997 the Company acquired from Good Vibrations, Inc., a Florida corporation, the store assets and inventory, leasehold improvements and lease rights pertaining to 15 retail stores operated by Good Vibrations. The purchase price for this acquisition of the assets was $10.4 million, which included $7.3 million of goodwill and $.3 million for non-competition agreements, which will be amortized over 25 years and 5 years, respectively. The stores are located in regional malls in Florida, offering casual young men's apparel, junior apparel, accessories and footwear to teens and young adults.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The thirteen weeks ended November 2, 1997 (third quarter) as compared to the thirteen weeks ended November 3, 1996 (third quarter)

         Net Sales

         Net sales increased to $65.3 million for the third quarter of fiscal 1997 from $43.2 million for the third quarter of fiscal 1996, an increase of $22.1 million, or 51.2%. Of this $22.1 million increase, $8.3 million was attributable to net sales generated by 37 new stores opened in fiscal 1997 and not yet included in the comparable store base, $6.6 million was attributable to a 17.2% increase in comparable store net sales in the third quarter of fiscal 1997, $4.3 million was attributable to net sales generated by new stores opened in fiscal 1996 and not yet included in the comparable store base, $2.0 million was attributable to 15 stores that have been expanded or relocated to the larger format and not yet included in the comparable store base and $1.5 million was attributable to the 15 Good Vibrations stores acquired in September 1997 and not yet included in the comparable store base. Offsetting these increases, was a $.6 million decrease due to closing six stores, three of which were closed in the fourth quarter of fiscal 1996 and three of which were closed during the nine months ended November 2, 1997. The increase in comparable store net sales was primarily attributable to the addition of footwear and juniors to certain of the Company's stores and, to a lesser extent, increases in sales of young men's merchandise. Net sales of footwear and junior female apparel represented approximately 24% of total net sales for the third quarter of fiscal 1997 compared to approximately 12% for the third quarter of fiscal 1996. The average retail price per unit sold increased approximately 5% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, primarily attributable to a change in the mix of products sold, including the addition of footwear, an increase in sales of pants as a percentage of net sales and a decrease in T-shirt sales as a percentage of net sales.

         Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $23.7 million for the third quarter of fiscal 1997 from $14.3 million for the third quarter of fiscal 1996, an increase of $9.4 million, or 65.7%. As a percentage of net sales, gross margin increased to 36.3% from 33.1%. Of this 3.2% increase, 1.4% was due to a decrease in occupancy costs as a percentage of net sales which was related to higher comparable store net sales, 1.3% was due to an increase in net merchandise margins as a percentage of net sales as a result of an increase in initial markup and .5% was due to a decrease in buying and distribution cost as a percentage of net sales.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $14.5 million for the third quarter of fiscal 1997 from $9.8 million for the third quarter of fiscal 1996, an increase of $4.7 million, or 48.0%. As a percentage of net sales, these expenses decreased to 22.2% from 22.7%. Of this .5% decrease, .7% was attributable to a decrease in store selling expenses as a percentage of net sales, primarily as a result of an increase in comparable store net sales and higher total net sales, partially offset by a .2% increase in general and administrative expenses as a percentage of net sales.

         Income Tax Expense

         Income tax expense was $3.8 million for the third quarter of fiscal 1997 compared to $1.8 million for the third quarter of fiscal 1996. The effective income tax rate for the third quarter of fiscal 1997 was 39.6 % compared to 39.7% for the third quarter of fiscal 1996.

The thirty-nine weeks ended November 2, 1997 (nine months) as compared to the thirty-nine weeks ended November 3, 1996 (nine months)

         Net Sales

         Net sales increased to $152.6 million for the first nine months of fiscal 1997 from $105.5 million for the first nine months of fiscal 1996, an increase of $47.1 million, or 44.6%. Of this $47.1 million increase, $15.4 million was attributable to a 16.2% increase in comparable store net sales in the first nine months of fiscal 1997, $15.1 million was attributable to net sales generated by new stores opened in fiscal 1996 and not yet included in the comparable store base, $12.6 million was attributable to 37 new stores opened in fiscal 1997 and not yet included in the comparable store base, $4.0 million was attributable to 15 stores that have been expanded or relocated to the larger format and are not yet included in the comparable store base and $1.5 million was attributable to the 15 Good Vibrations stores acquired in September 1997 and not yet included in the comparable store base. Offsetting these increases was a $1.5 million decrease due to closing six stores, three of which were closed in the fourth quarter of fiscal 1996 and three of which were closed during the nine months ended November 2, 1997. The increase in comparable store net sales was primarily attributable to the addition of footwear and juniors to certain of the Company's stores and, to a lesser extent, increases in sales of young men's merchandise. Net sales of footwear and juniors represented approximately 23% of total net sales for the first nine months of fiscal 1997 compared to approximately 11% for the first nine months of fiscal 1996. The average retail price per unit sold increased approximately 8% in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996, primarily attributable to a change in the mix of products sold, including the addition of footwear, an increase in sales of pants as a percentage of net sales and a decrease in T-shirt sales as a percentage of net sales.

         Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $51.2 million for the first nine months of fiscal 1997 from $32.4 million for the first nine months of fiscal 1996, an increase of $18.8 million, or 58.0%. As a percentage of net sales, gross margin increased to 33.6% from 30.7%. Of this 2.9% increase, 1.8% was due to a decrease in occupancy costs as a percentage of net sales which was related to higher comparable store net sales, 1.0% was due to an increase in net merchandise margins due to an increase in initial markup and a decrease in markdowns as a percentage of net sales and .1% was due to a decrease in buying and distribution costs.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $35.9 million for the nine months of fiscal 1997 from $25.8 million for the nine months of fiscal 1996, an increase of $10.1 million, or 39.1%. As a percentage of net sales, these expenses decreased to 23.5% from 24.5%. Of this 1.0% decrease, 1.2% was attributable to a decrease in store selling expenses as a percentage of net sales primarily as a result of an increase in comparable store net sales and higher total net sales, partially offset by a .2% increase in general and administrative expenses as a percentage of net sales.

         Income Tax Expense

         Income tax expense was $6.4 million for the first nine months of fiscal 1997 compared to $2.7 million for the first nine months of fiscal 1996. The effective income tax rate for the first nine months of fiscal 1997 was 39.5% compared to 39.6% for the first nine months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories.

         Net cash provided by operating activities for the first nine months of fiscal 1997 was $10.0 million compared to $7.3 million for the first nine months of fiscal 1996. The $2.7 million increase was attributable to an increase in net income of $5.7 million, an increase in accrued liabilities and taxes of $.8 million, an increase in depreciation and amortization of $1.0 million, offset by an increase in merchandise inventories net of accounts payable of $4.7 million and net increases of other items of $.1 million. Working capital at November 2, 1997 was $43.4 million compared to $21.7 million at February 2, 1997, an increase of $21.7 million. This increase was primarily attributable to the increase in cash and short term investments as a result of a follow-on offering completed in the second quarter of fiscal 1997, offset by capital expenditures related to the construction of 37 new stores and 10 expansions/relocations, as well as the acquisition of the store assets and leasehold improvements of 15 stores operated by Good Vibrations, Inc., in the third quarter of fiscal 1997 and the goodwill generated thereby. Inventories at November 2, 1997 were $35.3 million compared to $19.8 million at February 2, 1997, an increase of $15.5 million. This increase was related to opening 37 new stores, the acquisition of the 15 Good Vibrations stores, expanding/relocating ten stores with 50% larger average square footage, the addition of juniors and footwear to certain of the Company's existing stores as well as a seasonal increase in inventories in all stores. The increase in accounts payable of $6.8 million at November 2, 1997 compared to February 2, 1997 was primarily attributable to the increase in inventories at November 2, 1997.

         Net cash used in investing activities was $43.0 million for the first nine months of fiscal 1997 compared to $5.8 million for the first nine months of fiscal 1996. Of this $37.2 million increase, $24.4 million is attributable to the purchase of short-term investments in fiscal 1997, offset by $7.7 million in short-term investment maturities. Net cash invested in property and equipment for the first nine months of fiscal 1997 was $15.9 million compared to $5.8 million for the first nine months of fiscal 1996, due to an increase in the number of new stores opened and, to a lesser extent, an increase in the number of stores expanded/relocated in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. The Company purchased the store assets, leasehold improvements and lease rights for 15 Good Vibrations stores for approximately $9.2 million in cash and purchased inventories of approximately $1.2 million in cash at the closing, which occurred on September 4, 1997. Of the $10.4 million purchase price, $9.9 million was paid on the closing date, $.3 million was paid on September 30, 1997 and the balance of $.2 million is payable in March 1998.

         Net cash provided by financing activities for the first nine months of fiscal 1997 was $30.5 million compared to $.1 million for the first nine months of fiscal 1996. In the second quarter of fiscal 1997, the Company issued 1,307,250 shares of common stock in a follow-on stock offering. The net proceeds to the Company from the issuance of these shares were $30.1 million. Additionally, the Company made no borrowings or repayments under its loan agreement, compared to the repayment of a term loan of $.8 million in the first nine months of fiscal 1996. In the first nine months of fiscal 1997, the Company received proceeds of $.4 million from the exercise of stock options compared to $.9 million in the first nine months of fiscal 1996. At November 2, 1997, the Company had $4.1 million in letters of credit outstanding.

         The Company estimates that its capital expenditures during the fourth quarter of 1997 will be approximately $7.0 million in connection with opening 15 new stores, the relocation of the corporate office and distribution center scheduled to occur in the first quarter of fiscal 1998, expanding or relocating six existing stores and commencing construction on approximately 12 new stores opening in fiscal 1998.

         The Company plans to open approximately 60 stores, and expand or relocate 15 existing stores during fiscal 1998. In addition, the Company plans to relocate the corporate office and distribution center to a new location in close proximity to the current facilities in the first quarter of fiscal 1998. The Company estimates that capital expenditures in fiscal 1998 will total approximately $28 million.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close and records closing costs as stores are closed or identified to be closed. The Company closed three stores in the first nine months of fiscal 1997 and anticipates closing one additional store during the remainder of fiscal 1997.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the third quarter of fiscal 1997 and fiscal 1996, the amount of basic earnings per share would have been $.42 in comparison to $.41 per common and common equivalent share and $.23 in comparison to $.22 per common and common equivalent share, respectively. For the first nine months ended November 2, 1997 and November 3, 1996, the amount of basic earnings per share would have been $.76 in comparison to $.73 per common and common equivalent share and $.34 in comparison to $.33 per common and common equivalent share, respectively.

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

SAFE HARBOR STATEMENT

         The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the future economic performance of the Company. The forward-looking statements and associated risks set forth herein may include or relate to: (i) the planned opening of approximately 15 stores and expansion or relocation of six stores during the remainder of fiscal 1997; (ii) the opening of 60 new stores and expansion/relocation of 15 existing stores fiscal year 1998; (iii) the relocation of the corporate office and distribution center to a new location in close proximity to the current facilities in the first quarter of fiscal 1998; (iv) anticipation of closing one additional store in fiscal 1997; (v) the $28 million estimate of fiscal 1998 capital expenditures and (vi) sufficiency of the Company's working capital, bank line of credit and cash flows from operating activities for the Company's future operating and capital requirements.

         The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (i) the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, and hire and train employees; (ii) management's ability to manage the Company's planned expansion; (iii) the availability of merchandise from the Company's vendors and private brand sources; (iv) any unexpected delays in the timing of the availability of the Company's new corporate office and distribution center; (v) the effect of economic conditions; and (vi) the effect of competitive pressures from other retailers, particularly including those in the recently introduced juniors and footwear categories. Results actually achieved thus may differ materially from expected results in these statements.

                            PART II-OTHER INFORMATION

Item 1 - Legal Proceedings - Not Applicable

Item 2 - Changes in Securities - Not Applicable

Item 3 - Defaults Upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5 - Other Information - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

              (a) Exhibits:

                10.1 Employment Agreement, dated November 3, 1997, by
              and between Pacific Sunwear of California, Inc. and Greg H.
              Weaver.

                (27) Financial Data Schedule

              (b) Reports on Form 8-K:

               On September 16, 1997 a form 8-K was filed reporting the acquisition of certain assets of Good Vibrations , Inc. a Florida corporation. The Company purchased the leasehold interests and improvements, store assets, intellectual property, certain contracts and goodwill for a purchase price of approximately $9.2 million in cash and purchased inventories of approximately $1.2 million in cash at the closing date of September 4, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Pacific Sunwear of California, Inc.
                                  (Registrant)


Date: December 10, 1997           \s\   GREG  H. WEAVER
                                  ----------------------
                                  Greg H. Weaver
                                  Chairman of the Board, Chief Executive Officer


Date: December 10, 1997           \s\   CARL W. WOMACK
                                  ---------------------
                                  Carl W. Womack
                                  Senior Vice President,
                                  Chief Financial Officer and Secretary