Form 10-K
period 1998-02-01
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1998-04-09
CIK 874841

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   (MARK ONE)

   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: FEBRUARY 1, 1998

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-21296

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         -------------------------------

               CALIFORNIA                              95-3759463
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

5200 E. LA PALMA AVENUE, ANAHEIM, CALIFORNIA              92807
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

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 19, 1998 was approximately $534 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

         On March 19, 1998 the registrant had 13,785,178 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

================================================================================

                                     PART I

ITEM 1.    BUSINESS

         Pacific Sunwear of California, Inc. ("Pacific Sunwear" or "the Company" or "the Registrant") is a leading mall-based specialty retailer of everyday casual apparel, accessories and footwear designed to meet the lifestyle needs of active teens and young adults. The Company's customers are primarily young men aged 12 to 22, as well as young women of the same age who generally prefer a casual look. The Company believes its stores are differentiated by a carefully edited selection of popular and emerging brands, which are offered together with the Company's own private brands. The Company believes its merchandise selection enhances its image with its customers as a key fashion resource for the casual teen wardrobe. At February 1, 1998, Pacific Sunwear operated 272 stores in 37 states nationwide. The Company's stores are primarily concentrated in the Northeast (26%), the Midwest (22%), the Southeast (21%), and California (18%).

         Since mid-1995, Pacific Sunwear has implemented several strategic merchandising initiatives which it believes have enhanced its ability to serve the fashion needs of its customers. The Company significantly expanded its pants assortment for young men to address the apparel needs of its customers in general and the needs of customers in colder climate regions such as the Northeast and Midwest. In addition, the Company introduced juniors (merchandise for young women) and footwear on a test basis in a limited number of stores beginning in the summer of 1995. The Company introduced juniors in an effort to broaden its customer base, as well as to provide its existing female customers with a wider array of apparel choices. Footwear was introduced in response to customer demand and allowed the Company to provide its customers with a complete wardrobe for the casual teen lifestyle.

         Based on the initial success of these merchandising initiatives, Pacific Sunwear decided to increase its prototype store size from approximately 2,000 to approximately 3,000 square feet in late 1995. In the fiscal year ended February 1, 1998 ("fiscal 1997"), the Company opened 52 new stores in the larger format and in the fiscal year ended February 2, 1997 ("fiscal 1996"), the Company opened 30 new stores, 26 of which were in the larger format. In fiscal 1996, the Company also began enlarging the size of certain existing stores through expansion or relocation in order to accommodate its new categories of juniors and footwear. In fiscal 1997, the Company expanded or relocated 15 stores and in fiscal 1996 the Company expanded or relocated seven stores, all of which included juniors and footwear. In addition, in fiscal 1997 the Company continued its roll out of juniors and footwear to 40 and 29, respectively, of its existing smaller stores. At February 1, 1998, the Company carried juniors in 248 of its stores, of which 176 also offer footwear.

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

         Create a Pacific Sunwear Brand Image. The Company strives to make the "Pacific Sunwear" and "PacSun" names synonymous with distinctive and high-quality merchandise for the casual teen lifestyle. The Company projects a strong brand image among its customers by offering a carefully edited selection of popular and "cutting-edge" brands, together with the Company's own exclusive brands. Key brands in young men's apparel offered by the Company include Billabong, JNCO, Quiksilver, Rusty and Redsand and key brands in juniors include Roxy (Quiksilver), Paris Blues, L.E.I. and JNCO. Key brands in footwear include Dr. Martens, Airwalk, Vans and Simple. Pacific Sunwear also offers a wide selection of private brand merchandise under various labels including "Bullhead" and "Breakdown," which are targeted at specific customer segments. Pacific Sunwear believes that offering high-quality private brands contributes to its status as a key fashion resource for the casual teen lifestyle and differentiates the Company from its competitors.

         Actively Manage Merchandise Trends. Pacific Sunwear does not attempt to dictate fashion, but instead devotes considerable effort to identifying emerging fashion trends. By using focus groups, listening to its customers and store employees, monitoring sell-through trends, testing small quantities of new merchandise in a limited number of stores, and maintaining domestic and international sourcing relationships, Pacific Sunwear enhances its ability to identify and respond to emerging fashion trends and to develop new private brand styles in order to capitalize on existing fashion trends. The Company believes its proactive strategy helps minimize fashion risk and the potential need for significant markdowns, while permitting a rapid response to changing fashions and the timely roll out of new merchandise.

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

         Growth Strategy. Pacific Sunwear intends to continue to grow through the opening of new stores, the expansion or relocation of selected existing stores and the roll out of footwear to 15 of its smaller format stores. The Company believes that the broad appeal of the Pacific Sunwear concept enables it to operate successfully in diverse geographic markets. In addition, in the fiscal year ending January 31, 1999 ("fiscal 1998"), the Company plans to open a second retail concept with the trade name "d.e.m.o."(sm) d.e.m.o. will offer a broad assortment of popular and emerging cross-cultural brands that primarily target young men aged 12 to 29, and, to a lesser extent, young women. The merchandise overlap with Pacific Sunwear stores will be very limited. The Company plans to open approximately 15 d.e.m.o. stores in fiscal 1998. The initial store size will be approximately 2,000 square feet and the stores will be located in regional malls.

         In fiscal 1998, the Company plans to open approximately 60 new stores, including four d.e.m.o. stores, and to expand or relocate 15 existing stores to the larger store format and to add footwear to approximately 15 of its existing smaller stores. See "--Expansion."

MERCHANDISING

   Merchandise

         Pacific Sunwear offers a complete selection of shirts, shorts, t-shirts, pants, overshirts, sweatshirts, outerwear, footwear and accessories in order to satisfy the casual wardrobe needs of its teen customers. Within each merchandise classification, the Company's stores offer a broad selection, with the goal of being viewed by its customers as the dominant retailer in its niche. Based on the Company's historical focus, a substantial portion of its merchandise is targeted to a young male customer, although Pacific Sunwear's customers have always included young female customers who choose to purchase young men's apparel to wear themselves.

         Since mid-1995, Pacific Sunwear has implemented several strategic merchandising initiatives which it believes have enhanced its ability to serve the fashion needs of its customers. The Company significantly expanded its pants assortment for young men to address the apparel needs of its customers in general and the needs of customers in colder climate regions such as the Northeast and Midwest in particular. In addition, the Company introduced the categories of juniors and footwear on a test basis in a limited number of stores beginning in the summer of 1995. The Company introduced juniors in an effort to broaden its customer base, as well as to provide its existing female customers with a wider array of apparel choices. Pacific Sunwear's junior merchandise includes shirts, t-shirts, tanks, shorts, pants, sweatshirts, outerwear and accessories. Footwear was introduced in response to customer demand and allowed the Company to provide its customers with a complete wardrobe for the casual teen lifestyle. The Company's footwear assortment includes non-athletic sneakers, shoes, boots and sandals, with approximately 80 to 100 styles currently being offered. The Company's goal with regard to its footwear selection is to offer a carefully edited assortment of the most popular styles within its everyday casual niche. At February 1, 1998, the Company carried juniors in 248 of its stores, of which 176 also offer footwear, and, at the end of fiscal 1998, expects to carry juniors in approximately 303 of its stores, of which approximately 257 will also offer footwear.

         The following table sets forth the Company's merchandise assortment by classification as a percentage of net sales for the periods shown:

                                                  FISCAL YEAR ENDED
                                             ----------------------------
                                             FEB. 1,    FEB. 2,    FEB. 4,
                                              1998       1997       1996
                                             ------     ------     ------
T-shirts, knit and woven tops                  27%         34%        44%
Pants                                          19          17         10
Juniors                                        16           8          *
Accessories (hats, sunglasses and other)       11          13         16
Bermuda shorts, other shorts and swimwear      10          12         14
Overshirts, sweatshirts, and outerwear         10          12         15
Footwear                                        7           4          1
                                              ---         ---        ---
Total                                         100%        100%       100%
                                              ===         ===        ===

*  Less than one percent.

         Pacific Sunwear offers many of the brands best known by its target customers, as well as other "cutting-edge" brands that reflect fashion trends considered timely by the Company's customers. Key brands in young men's apparel include Billabong, JNCO, Quiksilver, Rusty, Redsand, Stussy, O'Neill and Fresh Jive. In the Company's juniors category, many of the brands offered are new lines developed by the Company's existing young men's vendors, such as Roxy (Quiksilver), JNCO, Rusty, Stussy, and 26 Red. The Company believes these lines were developed in recognition of a trend towards more fitted and feminine styles for young women. In addition, the Company's junior merchandise includes vendors new to Pacific Sunwear, such as Paris Blues, L.E.I. and Generation X. Pacific Sunwear believes that offering merchandise designed specifically for young women broadens its customer base. The Company's footwear brands include Dr. Martens, Airwalk, Vans, Simple, Teva and Skechers. In fiscal 1997, fiscal 1996 and the fiscal year ended February 4, 1996 ("fiscal 1995") approximately 62%, 62% and 65%, respectively, of Pacific Sunwear's net sales consisted of brand name merchandise. No vendor accounted for more than 9% of net sales during fiscal 1997.

         Pacific Sunwear also offers a wide selection of private brand merchandise, most notably under the labels "Bullhead," "Breakdown," "Diversion," "Island Force" and "Tilt," each of which is targeted at a specific customer segment. Pacific Sunwear believes that offering high-quality private brands contributes to its status as a key fashion resource for the casual teen lifestyle and differentiates the Company from its competitors. First introduced in the late 1980s, the Company's most established private brands are those designed for its young male customer. Beginning in late 1995, Pacific Sunwear introduced private brand merchandise designed for juniors, corresponding by label and brand positioning to the young men's lines. In addition, the Company introduced new private brands targeted specifically to the junior customer. The Company believes that the development of its brand image among its target customers is enhanced by its private brands. In addition, the private brands provide an opportunity to broaden its customer base by providing merchandise of comparable quality to brand name merchandise at lower prices, to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities and to provide the Company with a greater degree of control over the flow of its merchandise. The Company's private brand merchandise is designed internally by a 14-person product development staff in collaboration with the Company's buying staff. The product development staff also oversees the manufacture and delivery of the private brand merchandise, with manufacturing done on a contract basis domestically, in Asia and Mexico. Private brand sales accounted for 38%, 38% and 35% of the Company's net sales for fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

   Vendor and Contract Manufacturer Relationships

         Pacific Sunwear views its vendor relationships as important to its success, and promotes frequent personal interaction with its vendors. The Company believes many of its vendors view Pacific Sunwear as an important distribution channel, not only as one of their largest customers, but also as an enhancement to their own brand image in the eyes of the teen customer. The Company's vendor base currently includes more than 140 vendors. The Company maintains strong and interactive relationships with its vendors, many of whose philosophies of controlled distribution and merchandise development are consistent with the Company's strategy. Pacific Sunwear generally purchases merchandise from vendors who prefer distributing through specialty retailers, small boutiques and, in some cases, better department stores, rather than distributing their merchandise through mass market channels.

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

         Pacific Sunwear has cultivated its private brand sources with a view towards high-quality merchandise, production reliability and consistency of fit. The Company sources its private brand merchandise both domestically and internationally in order to benefit from the lower costs associated with foreign manufacturing and the shorter lead times associated with domestic manufacturing.

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

         The Company's corporate offices and distribution center are located in Anaheim, California. The Company relocated its corporate offices in close proximity to the previous location in the first quarter of fiscal 1998. The Company intends to relocate its distribution center to the same building as its new corporate offices late in the first quarter or early in the second quarter of fiscal 1998. The Company believes its new distribution center will be capable of servicing at least 700 stores. All merchandise is delivered by its vendors to the main facility, where it is inspected, received into the Company's computer system, allocated to stores, ticketed when necessary, and boxed for distribution to the Company's stores. Each Pacific Sunwear store is typically shipped merchandise three to five times a week, providing it with a steady flow of new merchandise. The Company uses national and regional small package carriers to ship merchandise to its stores and occasionally uses air freight during peak selling periods

STORES

   Locations and Store Environment

         Pacific Sunwear has expanded from 11 stores in California at the end of fiscal 1986 to 272 stores in 37 states. The Company's stores are primarily concentrated in four regions: the Northeast (26%), the Midwest (22%), the Southeast (21%), and California (18%). The table below sets forth the number of stores located in each state as of the end of fiscal 1997:

State                                                                  No. of Stores
------------------                                                     -------------
Alabama                                                                        1
Arizona                                                                        9
California                                                                    49
Colorado                                                                       1
Connecticut                                                                    8
Delaware                                                                       1
Florida                                                                       36
Georgia                                                                        7
Iowa                                                                           1
Illinois                                                                      12
Indiana                                                                        6
Kansas                                                                         1
Kentucky                                                                       2
Louisiana                                                                      2
Massachusetts                                                                  9
Maryland                                                                       6
Michigan                                                                      13
Minnesota                                                                      5
Nebraska                                                                       2
North Carolina                                                                 3
New Hampshire                                                                  3
New Jersey                                                                    15
New Mexico                                                                     1
Nevada                                                                         3
New York                                                                      13
Ohio                                                                          15
Oklahoma                                                                       1
Oregon                                                                         1
Pennsylvania                                                                  16
South Carolina                                                                 1
South Dakota                                                                   1
Tennessee                                                                      3
Texas                                                                         12
Vermont                                                                        4
Washington                                                                     5
Wisconsin                                                                      3
West Virginia                                                                  1

     Pacific Sunwear stores are primarily located in regional shopping malls and through fiscal 1995 averaged approximately 2,000 square feet. Based on the initial success of juniors and footwear in fiscal 1995, the Company increased its prototype store size to approximately 3,000 square feet. Seventy-eight of the 82 stores opened since the beginning of fiscal 1996 were in the new larger format. In addition, the Company opened a store in a non-mall street location in Manhattan, New York in fiscal 1997. The Company also expanded the size of 15 and 7 existing stores to the larger format in fiscal 1997 and fiscal 1996, respectively, in order to accommodate its new juniors and footwear categories, bringing the current total number of stores in the larger format to 103.

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

   Expansion

     The Company plans to increase its current store base by opening approximately 60 new stores in fiscal 1998. The Company also intends to expand or relocate 15 existing smaller stores to the larger store format in fiscal 1998. The Company has identified regional malls in major metropolitan areas for potential new store expansion, subject to financial return and site selection criteria. The Company may open one or more stores in non-mall street locations and one or more outlet stores in fiscal 1998. The Company opened three outlet stores in fiscal 1997, bringing the total to four outlet stores at the end of fiscal 1997. In fiscal 1997, the Company opened 52 new stores in the following states: Alabama (1), Arizona (1), California (1), Connecticut (4), Florida (4), Georgia (3), Iowa (1), Illinois (1), Indiana (1), Kansas (1), Kentucky (1), Louisiana (1), Maryland (1), Massachusetts (3), Michigan (3), Nebraska (2), New Hampshire (1), New Jersey (3), New York (2), North Carolina
(1), Ohio (3), Pennsylvania (6), South Dakota (1), Tennessee (1), Texas (4) and Wisconsin (1). In addition, in fiscal 1997 the Company acquired from Good Vibrations, Inc., a Florida corporation, the store assets and inventory, leasehold improvements and lease rights pertaining to 15 retail stores operated by Good Vibrations in Florida. In the first quarter of fiscal 1998 the Company converted 7 of the 15 Good Vibrations stores to Pacific Sunwear stores.

     The Company plans to open approximately 15 stores in fiscal 1998 under a new retail concept with the trade name, "d.e.m.o." Of the 15 stores, the Company plans to convert five underperforming, but appropriate, Pacific Sunwear stores and convert the remaining six overlapping Good Vibrations stores to d.e.m.o. In addition, of the approximately 60 stores the Company plans to open in fiscal 1998, 4 will operate as d.e.m.o., bringing the total number of stores operating as d.e.m.o. to 15. Of the approximately 60 stores the Company expects to open in fiscal 1998, Pacific Sunwear has executed 41 leases.

     The Company's site selection strategy is to locate its stores primarily in regional malls serving markets which meet its demographic criteria, including average household income and population density. The Company also considers mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. The Company currently seeks Pacific Sunwear store locations of approximately 3,000 square feet primarily in high-traffic locations within a mall. As a result of the increased average new store size beginning in fiscal 1996 and changes in store design, the Company's average total cost per store, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $241,000, $193,000 and $156,500 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The average cost of expanding or relocating a store was approximately $280,000 and $239,000 in fiscal 1997 and fiscal 1996, respectively. The average total cost to build new stores and relocate or expand stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company's average initial inventory for new stores was approximately $158,000, $130,000 and $88,000 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The Company's initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

     The Company's continued growth depends on its ability to open and operate stores on a profitable basis. The Company's ability to expand successfully will be dependent upon a number of factors, including sufficient demand for the Company's merchandise in its existing and new markets, and the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management-level and other employees.

   Store Operations

     Store operations are managed by a Vice President of Stores, four regional managers and 31 district managers, each of whom typically manages from eight to 10 stores. These managers and individual store managers participate in a bonus program based on achieving predetermined levels of sales and, in the case of the district managers, inventory shrinkage. Each store also has a co-manager, an assistant manager and approximately four to 10 sales associates. Pacific Sunwear stores are open during mall shopping hours. The Company has well-established store operating policies and procedures and an extensive four week in-store training program for new store managers and co-managers. The Company places great emphasis on its loss prevention program in order to control inventory shrinkage. This program includes the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention, and monitoring of returns, voids and employee sales. Since fiscal 1991, the Company has achieved an inventory shrinkage rate of less than 1.0% of net sales in each fiscal year, which the Company believes is among the lowest shrinkage rates among national specialty apparel retailers.

INFORMATION SYSTEMS

     Pacific Sunwear's merchandise, financial and store computer systems are fully integrated and operate using IBM equipment. The systems have been in operation since 1986, and the software, which is primarily provided by one of the largest vendors to the retail trade, is regularly upgraded or modified as needs arise or change. See-- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Date Conversion." Pacific Sunwear's information systems provide management, buyers and planners comprehensive data which helps them identify emerging trends and manage inventories. The systems include purchase order management, open order reporting, open-to-buy, receiving, distribution, merchandise allocation, basic stock replenishment, inter-store transfers, inventory and price management. Weekly best/worst item sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories and are frequently revised to reflect changes in demand for a particular item or classification.

     All of the Company's stores have a point-of-sale system operating on IBM in-store computer hardware. The system features bar-coded ticket scanning, automatic price look-up, dial-out check and credit authorization, and automatic nightly transmittal of data between the store and the Company's corporate offices. Each of the regional and district managers use a laptop computer and can instantly access Company-wide information, including actual and budgeted sales by store, district and region; transaction information; and payroll data. The Company believes its management information systems are adequate to support its planned expansion at least through fiscal 1999.

COMPETITION

     The retail apparel, footwear and accessory business is highly competitive. The Company competes on a national level with certain leading department stores and national chains that offer the same or similar brands and styles of merchandise. Pacific Sunwear also competes with a wide variety of regional and local specialty stores. Many of the Company's competitors are larger and have significantly greater resources than the Company. The Company believes the principal competitive factors in its industry are fashion, merchandise assortment, quality, price, store location and environment, and customer service.

TRADEMARKS AND SERVICE MARKS

     Pacific Sunwear is the owner in the United States of the service marks "Pacific Sunwear of California," "Good Vibrations," "Betty's Space," and the trademarks "Pacific Sunwear," "Pac Sun," "Good Vibrations," "Bullhead," "Breakdown," "Diversion," "Island Force," "Hoax," "Violation," "Rare Brew," "d.e.m.o.," "Betty's Space," "Lulu," "Venus Girl Trap," "Distortion," and "Tilt." The Company believes its rights in its marks are important to its business and the Company intends to maintain its marks and the related registrations.

EMPLOYEES

     At February 1, 1998, Pacific Sunwear had approximately 3,161 employees of whom 103 were employed in general and administrative functions at the Company's corporate headquarters, 35 were employed in distribution center functions, 33 were employed as regional or district managers and approximately 2,990 were store employees, of whom approximately 2,119 were part-time. A significant number of seasonal employees are hired during peak selling periods. None of the Company's employees is represented by a labor union, and the Company believes that its relationships with its employees are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles, and present and past positions of persons serving as executive officers of the Company as of March 19, 1998.

      NAME                AGE      POSITION
      ----                ---      --------
Greg H. Weaver             44      Chairman of the Board and Chief Executive Officer
Timothy M. Harmon          46      President and Chief Merchandising Officer
Carl W. Womack             46      Senior Vice President, Chief Financial Officer and
                                     Secretary
Gary C.W. Hunt             47      Vice President of Product Development
Robert G. Entersz          52      Vice President of Merchandising, Juniors and Footwear
                                     and Outlets
Robert M. Sayre            42      Vice President of Merchandising, Young Men's and
                                     Accessories
Larry J. Fesler            47      Vice President of Stores
Shelley Smith              39      Vice President of Real Estate
Ronald L. Ehlers           46      Vice President of Information Systems
Frank J. Schools           40      Vice President of Finance

         Greg H. Weaver has served as Chairman of the Board and Chief Executive Officer since November 1997. He served as President and Chief Executive Officer from October 1996 to November 1997 and as a director since February 1996. Mr. Weaver served as President and Chief Operating Officer from February 1996 to October 1996 and as Chief Operating Officer and Executive Vice President from October 1994 to February 1996. He served as Executive Vice President of Store Operations and Real Estate from September 1993 to October 1994. Mr. Weaver served as Senior Vice President of Store Operations and Real Estate from November 1990 to September 1993 and as Vice President of Stores from July 1987 to October 1990. Prior to joining the Company, he was employed for 13 years by Jaeger Sportswear Ltd. in both operational and merchandising capacities for the U.S. and Canadian stores.

         Timothy M. Harmon, who joined the Company in September 1991, has served as President and Chief Merchandising Officer from November 1997. He served as Executive Vice President of Merchandising from December 1996 to November 1997 and as Senior Vice President of Merchandising from October 1994 to November 1996. He served as Vice President of Merchandising from September 1991 to September 1994. Prior to joining the Company, he served as Vice President and General Manager of Wideworld/MTV Sportswear, a domestic apparel manufacturer, from May 1990 until May 1991. From March 1986 until March 1990, Mr. Harmon served as Vice President and General Manager, Women's Division, of Chauvin International, an apparel manufacturer. Prior to that, he served as Divisional Merchandise Manager for Millers Outpost, a young men's apparel retailer, where he was employed for six years.

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

         Robert G. Entersz joined the Company in November 1995 as Vice President of Merchandising, Juniors, Footwear and Outlet stores. Prior to joining the Company, he was President of Journey's, a specialty shoe retailer, from May 1993 to February 1995. Previously he was Executive Vice President at Broadway Southwest, a department store, from January 1991 to April 1993. Prior to that, he was Senior Vice President and General Merchandise Manager at Rich's, a division of Federated Department Stores.

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

         Frank J. Schools, who joined the Company in July 1994, has served as Vice President of Finance since November 1997. He served as the Company's Controller from July 1994 to October 1997. Previously he was Assistant Controller at Mac Frugal's Bargains. Close-outs, Inc., a general merchandise close-out retailer, from October 1991 to July 1994. Prior to that, he served in various accounting management positions at HomeClub, a warehouse home improvement chain, from July 1986 to October 1991.

ITEM 2. PROPERTIES

         The Company's corporate offices and distribution center are located in Anaheim, California. The Company relocated its corporate offices in close proximity to the previous location in the first quarter of fiscal 1998. The Company intends to relocate its distribution center to the same building as its new corporate offices late in the first quarter or early in the second quarter of fiscal 1998. The Company's new corporate offices and distribution facility occupy an aggregate of approximately 176,000 square feet of a larger building, under a lease expiring in February 2008. In addition, the Company has leased the remaining portion of the same building of approximately 91,000 square feet under a lease expiring in February 2008. The Company intends to sublease this portion for five years.

         All of the Company's stores are leased with initial lease terms ranging from approximately eight to ten years. Substantially all leases for the Company's stores provide for percentage rent, in excess of specified minimums, based upon net sales.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock trades on the Nasdaq National Market under the symbol "PSUN". The following table sets forth for the quarterly periods indicated the high and low prices per share of the common stock, adjusted to give retroactive effect to the three-for-two stock split effected in October 1997 and October 1996, as reported by Nasdaq:

      FISCAL 1997      HIGH        LOW      FISCAL 1996      HIGH       LOW
      -----------     ------     ------     -----------     ------     ------
      1st Quarter     $24.17     $17.17     1st Quarter     $ 8.45     $ 3.11
      2nd Quarter      26.29      17.17     2nd Quarter      11.67       5.89
      3rd Quarter      30.50      19.33     3rd Quarter      16.67       8.33
      4th Quarter      34.50      24.00     4th Quarter      19.67      13.37

         As of March 19, 1998, the number of holders of record of common stock of the Company was approximately 130 and the number of beneficial holders of the common stock was estimated to be in excess of 900.

         The Company has never declared or paid any dividends on its common stock and does not intend to pay any dividends on its common stock in the foreseeable future. In addition, the Company's current line of credit arrangements prohibit the payment of cash dividends on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA

         The balance sheet and income statement data as of February 1, 1998 and February 2, 1997 and for each of the three fiscal years in the period ended February 1, 1998 are derived from audited financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected operating data below also should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. The balance sheet and income statement data as of February 4, 1996, January 29, 1995 and January 30, 1994 and for each of the two fiscal years in the period ended January 29, 1995 are derived from audited consolidated financial statements of the Company, which are not included herein.

                                                                                    FISCAL YEAR ENDED (1)
                                                            -------------------------------------------------------------------
                                                             FEB. 1,       FEB. 2,       FEB. 4,        JAN. 29,      JAN 30,
                                                               1998          1997          1996           1995          1994
                                                            ----------    ----------    ----------     ----------    ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
INCOME STATEMENT DATA:

Net sales                                                   $  227,130    $  155,261    $  112,921     $   85,316    $   54,928
Cost of goods sold (including buying,
distribution and occupancy costs)                              150,219       106,126        80,788         59,481        38,240
                                                            ----------    ----------    ----------     ----------    ----------
Gross margin                                                    76,911        49,135        32,133         25,835        16,688
Selling, general and administrative expenses                    51,093        37,126        27,996         20,033        12,787

                                                            ----------    ----------    ----------     ----------    ----------
Operating income                                                25,818        12,009         4,137          5,802         3,901
Net interest income                                              1,248           237            63            307           403
                                                            ----------    ----------    ----------     ----------    ----------
Income before income tax expense                                27,066        12,246         4,200          6,109         4,304
Income tax expense                                              10,707         4,834         1,576          2,258         1,593
                                                            ----------    ----------    ----------     ----------    ----------
Net income                                                  $   16,359    $    7,412    $    2,624     $    3,851    $    2,711
                                                            ==========    ==========    ==========     ==========    ==========
Net income per share, diluted(2)                            $     1.20    $     0.59    $     0.22     $     0.32    $     0.23
                                                            ==========    ==========    ==========     ==========    ==========
Weighted average shares outstanding, diluted(2)                 13,620        12,455        12,035         11,966        11,537
SELECTED OPERATING DATA:
Stores open at end of period                                       272           209           182            128            83(3)
Stores opened during period                                         52            30            55             46            24
Stores acquired during period                                       15            --            --             --            --
Stores closed during period                                          4             3             1              1             0
Capital expenditures (000's)                                $   21,020    $    8,126    $    9,761     $   11,474    $    7,756
Average net sales per gross square foot(4)(5)               $      408    $      377    $      340     $      378    $      388

Average net sales per store(4)(5)                           $  959,000    $  792,000    $  684,000     $  761,000    $  766,000
Square footage of gross store space at end of period           679,357       455,607       364,069        251,537       168,552

Comparable store net sales increase (decrease)(5)(6)              15.1%         15.7%         (2.2)%          2.3%         (2.1)%
BALANCE SHEET DATA:
Working capital                                             $   48,119    $   21,690    $   14,800     $   16,436    $   19,021
Total assets                                                   121,666        65,705        51,471         45,295        36,680
Long-term debt                                                      --            --           406            781            15
Shareholders' equity                                        $   96,563    $   47,546    $   38,309     $   35,420    $   31,165

----------

(1) Except for the fiscal year ended February 4, 1996, which included 53 weeks, all fiscal years presented included 52 weeks.

(2) Adjusted to give effect to a three-for-two stock split effected as of October 9, 1997 and a three-for-two stock split effected as of October 9, 1996.

(3) Three of the Company's stores were closed temporarily due to damage suffered in an earthquake in January 1994, centered in Northridge, California. Two of these stores, which reopened in fiscal 1994, are included in the number of stores open at January 30, 1994. The third store, located in Northridge, was reopened in fiscal 1995 and was treated as a new store opened during that period, but is not included in the number of stores open at January 30, 1994.

(4) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.

(5) These amounts have been adjusted to exclude the fifty-third week in the fiscal year ended February 4, 1996.

(6) For the fiscal years ended on or before January 30, 1994, comparable stores were defined as those stores open at least one year as of the beginning of the applicable fiscal year. Effective January 31, 1994, the Company changed the way comparable store sales are calculated. For the fiscal year ended January 29, 1995 and thereafter, stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening. Commencing in fiscal 1996, in conjunction with the expansion or relocation of certain stores to the larger format, the Company excluded each such store's net sales results from the first day of the month of its expansion or relocation. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its expansion or relocation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-K. Commencing in fiscal 1996, in conjunction with the expansion or relocation of certain stores to the larger format, the Company excluded each such store's net sales results from the first day of the month of its expansion or relocation. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its expansion or relocation. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Forward Looking Statements" in this section.

RESULTS OF OPERATIONS

         The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the fiscal years indicated:

                                                         AS A PERCENTAGE OF NET SALES,
                                                                FISCAL YEAR ENDED
                                                        -------------------------------
                                                        FEB. 1,      FEB. 2,     FEB. 4,
                                                         1998         1997        1996
                                                        ------       ------      ------
Net sales                                                100.0%      100.0 %      100.0%
Cost of goods sold (including buying, distribution
 and occupancy costs)                                     66.1         68.4        71.5
                                                        ------       ------      ------
Gross margin                                              33.9         31.6        28.5
Selling, general and administrative expenses              22.5         23.9        24.8
                                                        ------       ------      ------
Operating income                                          11.4          7.7         3.7
Interest income, net                                       0.5          0.2          --
                                                        ------       ------      ------
Income before income tax expense                          11.9          7.9         3.7
Income tax expense                                         4.7          3.1         1.4
                                                        ------       ------      ------
Net income                                                 7.2%       4.8 %         2.3%
                                                        ======       ======      ======
Number of stores open at end of period                     272          209         182

FISCAL 1997 COMPARED TO FISCAL 1996

Net Sales

         Net sales increased to $227.1 million in fiscal 1997 from $155.3 million in fiscal 1996, an increase of $71.8 million, or 46.2%. Of this $71.8 million increase, $21.0 million was attributable to a 15.1% increase in comparable store net sales in fiscal 1997 compared to fiscal 1996, $25.7 million was attributable to net sales generated by 52 new stores opened in fiscal 1997, $15.5 million was attributable to net sales generated by stores opened prior to fiscal 1997 and not yet included in the comparable store base, $6.2 million was attributable to the expansion or relocation of 15 existing stores not yet included in the comparable store base and $5.4 million was attributable to the 15 Good Vibrations stores acquired in fiscal 1997. Partially offsetting this increase was a $2.0 million decrease in net sales attributable to the closing of seven stores, three of which were closed in the fourth quarter of fiscal 1996 and four of which were closed during fiscal 1997. The increase in comparable store net sales was primarily attributable to the addition of footwear and juniors to certain of the Company's stores and, to a lesser extent, increases in sales of young men's merchandise. In fiscal 1997, the Company significantly expanded the number of stores offering footwear and juniors. Sales of this merchandise represented approximately 23% of net sales in fiscal 1997 as compared to approximately 12% of net sales in fiscal 1996. As a result of a change in the mix of products sold, including the addition of footwear, an increase in the sales of pants as a percentage of net sales and a decrease in T-shirt sales as a percentage of net sales, the average retail price per unit sold increased approximately 5% in fiscal 1997 compared to fiscal 1996.

Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $76.9 million in fiscal 1997 from $49.1 million in fiscal 1996, an increase of $27.8 million, or 56.6%. As a percentage of net sales, gross margin increased to 33.9% from 31.6%. Of this 2.3% increase in gross margin as a percentage of net sales, 1.4% was due to a decrease in occupancy costs as a percentage of net sales which was primarily related to an increase in comparable store net sales. In addition, merchandise margins increased .9% as a percentage of net sales in fiscal 1997 compared to fiscal 1996, primarily due to an increase in initial markup in both branded and private brand merchandise.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $51.1 million in fiscal 1997 from $37.1 million in fiscal 1996, an increase of $14.0 million, or 37.7%. As a percentage of net sales, these expenses decreased to 22.5% from 23.9%. Of this 1.4% decrease as a percentage of net sales, .8% was attributable to a decrease in store selling expenses as a percentage of net sales primarily as a result of an increase in comparable store net sales, .5% was due to a decrease in general and administrative expenses as a percentage of net sales as a result of leveraging these expenses over higher net sales and .1% was due to a reduction in store expansion and relocation and closing expenses as a percentage of net sales.

Net Interest Income

         Net interest income was $1.2 million in fiscal 1997 compared to $.2 million in fiscal 1996, an increase of $1.0 million. This was a result of higher cash, cash equivalents and short-term investments in fiscal 1997 compared to fiscal 1996, primarily as a result of the net proceeds received from the issuance of common stock in fiscal 1997.

Income Tax Expense

         Income tax expense was $10.7 million in fiscal 1997 compared to $4.8 million in fiscal 1996. The effective income tax rate in fiscal 1997 was 39.6% compared to 39.5% in fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

Net Sales

         Net sales increased to $155.3 million in fiscal 1996 from $112.9 million in fiscal 1995, an increase of $42.4 million, or 37.6%. Of this $42.4 million increase, $17.1 million was attributable to a 15.7% increase in comparable store net sales in fiscal 1996 compared to the comparable fifty-two week period ended February 4, 1996, $14.4 million was attributable to net sales generated by 30 new stores opened in fiscal 1996, $11.1 million was attributable to net sales generated by stores opened prior to fiscal 1996 and not yet included in the comparable store base, and $.9 million was attributable to the expansion or relocation of seven existing stores not yet included in the comparable store base. Partially offsetting this increase was a $.9 million decrease in net sales attributable to a one-week shift in the fiscal calendar, which was caused by a change in the measurement period used for period-to-period comparisons (fiscal 1996 was a 52-week period and fiscal 1995 was a 53-week period) and a $.2 million decrease in net sales attributable to the closing of three stores. The increase in comparable store net sales was primarily attributable to the addition of footwear and juniors to certain of the Company's stores and to a lesser extent, increases in sales of young men's merchandise. In fiscal 1996, the Company significantly expanded the number of stores offering footwear and juniors. Sales of this merchandise represented approximately 12% of net sales in fiscal 1996 as compared to approximately 1% of net sales in fiscal 1995. As a result of a change in the mix of products sold, including the addition of footwear, an increase in the sales of pants as a percentage of net sales and a decrease in T-shirt sales as a percentage of net sales, the average retail price per unit sold increased approximately 10% in fiscal 1996 compared to fiscal 1995.

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

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $37.1 million in fiscal 1996 from $28.0 million in fiscal 1995, an increase of $9.1 million, or 32.5%. As a percentage of net sales, these expenses decreased to 23.9% from 24.8%. Of this .9% decrease as a percentage of net sales, .9% was due to a decrease in general and administrative expenses as a percentage of net sales as a result of leveraging these expenses over higher net sales and .7% was attributable to a decrease in store selling expenses as a percentage of net sales primarily as a result of an increase in comparable store net sales. Partially offsetting this decrease was an increase of .7% due to increased store expansion and relocation and closing expenses as a percentage of net sales as a result of increased write-offs of store leasehold improvements and furniture and fixtures.

Income Tax Expense

         Income tax expense was $4.8 million in fiscal 1996 compared to $1.6 million in fiscal 1995. The effective income tax rate in fiscal 1996 was 39.5% compared to 37.5% in fiscal 1995. The higher effective income tax rate in fiscal 1996 was primarily due to an increase in taxable interest income in fiscal 1996. Interest income in fiscal 1995 was mostly non-taxable.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, relocation or expansion of selected existing stores and financing of inventories. In fiscal 1997, the Company used funds for the acquisition of the Good Vibrations stores and the relocation of its corporate offices and distribution facility.

         Net cash provided by operating activities for fiscal 1997, fiscal 1996 and fiscal 1995 was $18.2 million, $13.5 million and $4.7 million, respectively. Working capital at the end of fiscal 1997, fiscal 1996 and fiscal 1995 was $48.1 million, $21.7 million and $14.8 million, respectively. Inventories at February 1, 1998 were $32.1 million compared to $19.8 million at February 2, 1997, an increase of $12.3 million. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas. The increase in inventories at February 1, 1998 was primarily related to opening 52 new stores, the acquisition of 15 Good Vibrations stores, relocating 15 stores with 50% larger average square footage than existing stores, as well as the addition of juniors and footwear to certain of the Company's existing stores. The increase in accounts payable of $2.2 million at February 1, 1998 compared to February 2, 1997 was primarily attributable to the increase in inventories at February 1, 1998.

         Net cash used in investing activities in fiscal 1997, fiscal 1996 and fiscal 1995 was $44.2 million, $8.1 million and $2.3 million, respectively. $27.6 million was attributable to the purchase of short-term investments in fiscal 1997, offset by $14.8 million in short-term investment maturities in fiscal 1997. Net cash used for investment in property and equipment in fiscal 1997, fiscal 1996 and fiscal 1995 was $21.0 million, $8.1 million and $9.8 million, respectively. These expenditures related primarily to the construction of new stores, and to a lesser extent, remodeling, expansion and relocation costs, as well as corporate relocation expenditures in fiscal 1997. In fiscal 1997, $11.9 million was used for 52 new stores opened, $2.0 million was used for 20 stores to be opened in fiscal 1998 and $4.1 million was used for the relocation and expansion of 15 existing stores. In addition, $3.0 million was used for: remodeling costs, store expansions/relocations planned for fiscal 1998, computer hardware and software costs, leasehold improvements, furniture and fixtures and material handling equipment for the Company's new corporate offices and distribution center. In fiscal 1997, the Company purchased the store assets, leasehold improvements and lease rights for 15 Good Vibrations stores for approximately $9.2 million in cash and purchased inventories for approximately $1.2 million in cash at the closing. Of the $10.4 million purchase price, $10.2 million was paid in fiscal 1997 and the balance of $.2 million was paid in March 1998.

         Net cash provided by (used in) financing activities in fiscal 1997, fiscal 1996 and fiscal 1995 was $30.8 million, $.3 million and $(.1) million, respectively. In fiscal 1997 the Company received net proceeds of $30.1 million from issuance of common stock. In fiscal 1997 and fiscal 1996, the Company received proceeds of $.7 million and $1.1 million, respectively, from the exercise of stock options.

         The Company has a credit facility with a bank, which expires in August 1999. The credit facility provides for a $15.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (8.50% at February 1, 1998). At February 1, 1998, the Company had $2.8 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At February 1, 1998, the Company was in compliance with all of its covenants.

         The Company has minimum annual rental commitments under existing store leases and the lease for its corporate offices and distribution center of approximately $22.7 million in fiscal 1998 and $24.2 million in fiscal 1999 and similar amounts thereafter.

         In fiscal 1997, the Company's average cost to build a new store, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $241,000. In fiscal 1997, the average cost of expanding or relocating stores was approximately $280,000. The average total cost to build new stores and relocate or expand stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company's average initial inventory for new stores opened in fiscal 1997 was approximately $158,000. The Company's initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

         During fiscal 1998, the Company plans to open approximately 60 stores and expand or relocate 15 existing stores. The Company estimates that capital expenditures in fiscal 1998 will total approximately $28 million.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. The Company closed four stores in fiscal 1997 and anticipates closing three to five stores in fiscal 1998.

         Management believes that the Company's working capital, bank loan agreement and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements through the end of fiscal 1998.

NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," beginning with the Company's fourth quarter of fiscal 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which must be adopted by the Company beginning with fiscal 1998 and will result in an additional statement that reports comprehensive income.

INFLATION

         The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company's business will not be affected by inflation in the future.

SEASONALITY AND QUARTERLY RESULTS

         The Company's business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company's first quarter historically accounts for the smallest percentage of annual net sales. In fiscal 1997 and fiscal 1996, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 35% and 36%, respectively, of the Company's annual net sales and a higher percentage of the Company's operating income. In fiscal 1997, excluding net sales generated by new and relocated/expanded stores, approximately 43% of the Company's annual net sales occurred in the first half of the fiscal year and 57% in the second half. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

YEAR 2000 DATE CONVERSION

         The Company has conducted a review of its computer systems regarding the year 2000 date conversion and has developed a plan and time line to address the year 2000 conversion on a timely basis. The Company expects to complete the year 2000 conversion for all its computer systems by the end of fiscal 1998. The costs of this project are not expected to be material to the Company's financial results.

         None of the Company's vendors accounted for more than 9% of the Company's net sales for fiscal 1997. The Company does not expect any material adverse impact on its business operations by the failure of any of its vendors to complete any required changes related to the year 2000 date conversion.

SAFE HARBOR STATEMENT

         The preceding "Business" and "Management Discussion and Analysis of Financial Condition and Results of Operations" sections contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the future economic performance of the Company. The forward-looking statements and associated risks set forth herein may include or relate to: (i) the planned opening of approximately 60 stores and expansion or relocation of 15 stores in fiscal 1998; (ii) the planned total of 15 stores operating as d.e.m.o.; (iii) statements regarding increased sales per store and sales growth as a consequence of adding new stores; (iv) the timely availability of branded and private brand merchandise in sufficient quantities to satisfy customer demand; (v) the growth in store operating and general and administrative expenses as a result of store expansion; (vi) the relocation of the Company's distribution center in the second quarter of fiscal 1998 and the sublease of the additional space in the Company's new corporate office; (vii) sufficiency of the Company's working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements and (viii) the Company's plans to complete its year 2000 conversion on a timely basis and the ability of the Company's vendors to resolve the year 2000 issues.

         The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (i) the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand; (ii) the level of demand for the merchandise offered by the Company; (iii) the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, and hire and train employees; (iv) management's ability to manage the Company's planned expansion; (v) the availability of merchandise from the Company's vendors and private brand sources; (vi) the effect of economic conditions; (vii) the effect of severe weather or natural disasters; (viii) the effect of competitive pressures from other retailers, including those in the recently introduced juniors and footwear categories, as well as cross-cultural brands offered by d.e.m.o.; and (ix) foreign trade relationships, including any disruptions of trade with the countries in which the Company's private brand contract manufacturers are located. Results actually achieved thus may differ materially from expected results in these statements. In addition, as disclosed above, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause the Company's net income or growth in net income to differ materially from prior results.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 26, 1998 on its behalf by the undersigned, thereunto duly authorized.

                                     PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                     By:   /s/  GREG H. WEAVER
                                           -------------------------------------
                                           Greg H. Weaver
                                           Chairman of the Board and
                                           Chief Executive Officer

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

               SIGNATURE                                      TITLE                                   DATE
               ---------                                      -----                                   ----
         /s/ GREG H. WEAVER                 Chairman of the Board                                April 9, 1998
----------------------------------------    and Chief Executive Officer

         /s/ CARL W. WOMACK                 Sr. Vice President and Chief Financial               April 9, 1998
----------------------------------------    Officer (Principal Financial and Accounting
                                            Officer)

         /s/ JULIUS JENSEN III              Director                                             April 9, 1998
---------------------------------------

         /s/ PEARSON C. CUMMIN III          Director                                             April 9, 1998
---------------------------------------

         /s/ PETER L. HARRIS                Director                                             April 9, 1998
---------------------------------------

         /s/ JAMES B. MCCURRY               Director                                             April 9, 1998
---------------------------------------

         /s/ SALLY FRAME KASAKS             Director                                             April 9, 1998
---------------------------------------

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                          INDEX TO FINANCIAL STATEMENTS


YEARS ENDED FEBRUARY 1, 1998, FEBRUARY 2, 1997 AND FEBRUARY 4, 1996:

FINANCIAL STATEMENTS:


  Independent auditors' report                                                                                  F-2

  Balance sheets as of February 1, 1998 and February 2, 1997                                                    F-3

  Statements of operations for each of the three fiscal years in the period ended February 1, 1998              F-4

  Statements of shareholders' equity for each of three fiscal years in the period ended February 1, 1998        F-5

  Statements of cash flows for each of the three fiscal years in the period ended February 1, 1998              F-6

  Notes to financial statements                                                                                 F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying balance sheets of Pacific Sunwear of California, Inc. as of February 1, 1998 and February 2, 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Pacific Sunwear of California, Inc. as of February 1, 1998 and February 2, 1997 and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 12, 1998

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.
                                 BALANCE SHEETS
                                     ASSETS


                                                                      FEBRUARY 1,        FEBRUARY 2,
CURRENT ASSETS:                                                          1998               1997
                                                                    --------------     --------------
  Cash and cash equivalents (Note 1)                                $   14,781,566     $    9,962,626
  Short-term investments (Note 3)                                       12,742,666                 --
  Accounts receivable                                                    1,009,839            583,811
  Merchandise inventories                                               32,122,341         19,760,412
  Prepaid expenses, includes $2,832,739 and $1,910,681
      of prepaid rent, respectively                                      4,364,537          3,216,160
  Deferred taxes (Note 6)                                                1,916,935          1,358,733
                                                                    --------------     --------------
     Total current assets                                               66,937,884         34,881,742
PROPERTY AND EQUIPMENT (NOTE 1):
  Leasehold improvements                                                36,327,054         25,210,439
  Furniture, fixtures and equipment                                     29,416,189         20,244,954
                                                                    --------------     --------------
                                                                        65,743,243         45,455,393
  Less accumulated depreciation and amortization                       (20,342,749)       (15,952,174)
                                                                    --------------     --------------
     Net property and equipment                                         45,400,494         29,503,219
OTHER ASSETS:
  Goodwill (Note 1), net of accumulated amortization of
      $440,297 and $292,165, respectively                                7,923,446            796,578
  Deposits and other assets                                              1,404,234            523,018
                                                                    --------------     --------------
     Total other assets                                                  9,327,680          1,319,596
                                                                    --------------     --------------
              Total assets                                          $  121,666,058     $   65,704,557
                                                                    ==============     ==============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $    8,916,915     $    6,686,561
  Accrued liabilities (Note 9)                                           8,834,161          6,035,689
  Income taxes payable                                                   1,068,276            469,258
                                                                    --------------     --------------
     Total current liabilities                                          18,819,352         13,191,508
DEFERRED COMPENSATION (Note 8)                                           1,114,374            371,057
DEFERRED RENT                                                            3,746,246          3,139,487
DEFERRED TAXES (Note 6)                                                  1,423,029          1,456,463
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Notes 5 and 8):
Preferred stock, par value $.01; authorized, 5,000,000;
  none issued and outstanding Common stock, par value $.01;
  authorized 33,750,000 shares; issued and
  outstanding, 13,744,891 and 12,138,161 shares, respectively              137,449            121,382
Additional paid-in capital                                              63,339,810         30,697,321
Retained earnings                                                       33,085,798         16,727,339
                                                                    --------------     --------------
     Total shareholders' equity                                         96,563,057         47,546,042
                                                                    --------------     --------------
                   Total liabilities and shareholders' equity       $  121,666,058     $   65,704,557
                                                                    ==============     ==============


                        See notes to financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.
                            STATEMENTS OF OPERATIONS


                                                                             FISCAL YEAR ENDED
                                                                --------------------------------------------
                                                                FEBRUARY 1,     FEBRUARY 2,     FEBRUARY 4,
                                                                   1998            1997            1996
                                                                ------------    ------------    ------------
Net sales                                                       $227,129,848    $155,261,558    $112,921,005
Cost of goods sold, including buying,
  distribution and occupancy costs                               150,219,301     106,126,306      80,787,679
                                                                ------------    ------------    ------------
Gross margin                                                      76,910,547      49,135,252      32,133,326
Selling, general and administrative expenses                      51,093,091      37,126,318      27,996,316
                                                                ------------    ------------    ------------
Operating income                                                  25,817,456      12,008,934       4,137,010
Interest income                                                    1,248,003         236,889          62,681
                                                                ------------    ------------    ------------
Income before income tax expense                                  27,065,459      12,245,823       4,199,691
Income tax expense (Note 6)                                       10,707,000       4,834,000       1,576,000
                                                                ------------    ------------    ------------
Net income                                                      $ 16,358,459    $  7,411,823    $  2,623,691
                                                                ============    ============    ============
Net income per share, basic (Note 1)                            $       1.25    $       0.62    $       0.23
                                                                ============    ============    ============
Net income per share, diluted (Note 1)                          $       1.20    $       0.59    $       0.22
                                                                ============    ============    ============
Weighted average shares outstanding, basic (Note 1)               13,133,068      12,001,781      11,657,538
                                                                ============    ============    ============
Weighted average shares outstanding, diluted (Note 1)             13,619,726      12,454,617      12,034,511
                                                                ============    ============    ============


                        See notes to financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          COMMON          COMMON       ADDITIONAL
                                                          STOCK           STOCK          PAID-IN         RETAINED
                                                          SHARES          AMOUNT         CAPITAL         EARNINGS          TOTAL
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, JANUARY 29, 1995                                11,577,398    $    115,774    $ 28,611,988    $  6,691,825    $ 35,419,587
  Exercise of stock options and restricted stock
    grant (Note 8)                                          347,988           3,480         160,965              --         164,445
  Tax benefits related to exercise of stock
    options (Note 8)                                             --              --         101,664              --         101,664
  Net income                                                     --              --              --       2,623,691       2,623,691
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, FEBRUARY 4, 1996                                11,925,386         119,254      28,874,617       9,315,516      38,309,387
  Exercise of stock options and restricted stock
    grant (Note 8)                                          390,983           3,910       1,074,175              --       1,078,085
  Cancellation of restricted stock
    surrendered (Note 8)                                   (178,136)         (1,781)            593              --          (1,188)
  Cancellation of fractional shares due to                       --
    3-for-2 stock split (Note 1)                                (72)             (1)         (1,692)                         (1,693)
  Tax benefits related to exercise of stock
    options (Note 8)                                             --              --         749,628              --         749,628
  Net income                                                     --              --              --       7,411,823       7,411,823
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, FEBRUARY 2, 1997                                12,138,161         121,382      30,697,321      16,727,339      47,546,042
  Net proceeds from issuance of common
    stock                                                 1,307,250          13,073      30,072,000              --      30,085,073
  Exercise of stock options and restricted stock
    grant (Note 8)                                          299,533           2,995         685,487              --         688,482
  Cancellation of fractional shares due to
    3-for-2 stock split (Note 1)                                (53)             (1)         (2,186)             --          (2,187)
  Tax benefits related to exercise of stock
    options (Note 8)                                             --              --       1,887,188              --       1,887,188
  Net income                                                     --              --              --      16,358,459      16,358,459
                                                       ------------    ------------    ------------    ------------    ------------
BALANCE, FEBRUARY 1, 1998                                13,744,891    $    137,449    $ 63,339,810    $ 33,085,798    $ 96,563,057
                                                       ============    ============    ============    ============    ============


                        See notes to financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                  FISCAL YEAR ENDED
                                                                     ----------------------------------------------
                                                                     FEBRUARY 1,      FEBRUARY 2,      FEBRUARY 4,
                                                                         1998             1997             1996
                                                                     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 16,358,459     $  7,411,823     $  2,623,691
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                       6,891,981        5,273,060        4,304,693
    Change in operating assets and liabilities, net
    of effect of acquisition:
     Accounts receivable                                                 (426,028)        (260,512)         (50,559)
     Merchandise inventories                                          (11,087,295)      (4,351,568)      (4,292,654)
     Prepaid expenses                                                  (1,133,377)        (764,990)        (610,925)
     Deposits and other assets                                           (652,050)        (158,279)        (316,211)
     Accounts payable                                                   2,230,354        1,418,065          625,717
     Accrued liabilities                                                2,798,472        3,288,275          952,836
     Income taxes and deferred taxes                                    1,894,569        1,022,326          598,787
     Deferred rent                                                        606,759          415,106          866,596
     Deferred compensation                                                743,317          185,709           (8,781)
                                                                     ------------     ------------     ------------
       Net cash provided by operating activities                       18,225,161       13,479,015        4,693,190
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                 (27,590,049)              --               --
  Short-term investment maturities                                     14,847,383               --        7,501,282
  Acquisition, net of cash acquired                                   (10,414,634)              --               --
  Investment in property and equipment                                (21,020,289)      (8,126,185)      (9,760,700)
                                                                     ------------     ------------     ------------
       Net cash used in investing activities                          (44,177,589)      (8,126,185)      (2,259,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under loan agreement and
    capital lease obligations                                                  --         (781,250)        (382,274)
  Cash paid in lieu of fractional shares due to
    3-for-2 stock split                                                    (2,187)          (1,693)              --
  Proceeds from exercise of stock options                                 688,482        1,076,897          266,109
  Net proceeds from issuance of common stock                           30,085,073               --               --
                                                                     ------------     ------------     ------------
        Net cash provided by (used in) financing activities            30,771,368          293,954         (116,165)
NET INCREASE IN CASH AND CASH EQUIVALENTS:                              4,818,940        5,646,784        2,317,607
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR                     9,962,626        4,315,842        1,998,235
                                                                     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR                        $ 14,781,566     $  9,962,626     $  4,315,842
                                                                     ============     ============     ============
   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Interest                                                    $      2,381     $     11,752     $    145,698
         Income taxes                                                $  8,812,430     $  3,811,674     $    875,549

--------------------------------------------------------------------------------

Noncash transaction: During the fiscal years ended February 1, 1998, February 2, 1997 and February 4, 1996, the Company recorded an increase to additional paid-in capital of $1,887,188, $749,628 and $101,664, respectively, related to tax benefits associated with the exercise of nonqualified stock options.


                        See notes to financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998,
                     FEBRUARY 2, 1997 AND FEBRUARY 4, 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business --Pacific Sunwear of California, Inc. (the "Company") operates a nationwide mall-based retail chain of stores specializing in casual apparel, footwear and related accessories catering to teenagers and young adults.

     The Company's fiscal year is a 52- or 53-week period ending near January
31. Fiscal 1997 was a 52-week period ended February 1, 1998. Fiscal 1996 was a 52-week period ended February 2, 1997. Fiscal 1995 was a 53-week period ended February 4, 1996.

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

     Fair Value of Financial Instruments -- Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At February 1, 1998, management believes that the carrying amounts of cash, receivables and payables approximate fair value because of the short maturity of these financial instruments.

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

     Intangible Assets -- The intangible assets consist of the excess of cost over net assets acquired (goodwill), of $1.1 million, which arose from the acquisition of four stores in 1986 and is being amortized on a straight-line method over 40 years. In addition, in fiscal 1997 the Company acquired 15 retail stores (see Note 2) which resulted in the recording of $7.3 million of goodwill and $.3 million for non-competition agreements, which are being amortized over 25 years and 5 years, respectively.

     The Company evaluates the recoverability of its goodwill at each balance sheet date. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Any impairment is recorded at the date of determination.

     Income Taxes -- The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes.

     Deferred Rent -- The Company's policy is to average any defined rental escalations over the term of the related lease in order to provide level recognition of rent expense.

     Statements of Cash Flows -- For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments, if any, purchased with a maturity of three months or less to be cash equivalents.

     Stock Split -- On October 9, 1997, the Company effected a three-for-two stock split. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying the par value ($40,461) of the additional shares arising from the split from additional paid-in capital to common stock.

     Net Income per Share - The Company adopted SFAS No. 128, "Earnings Per Share," beginning with the Company's fourth quarter of fiscal 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 486,658, 452,836 and 376,973 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 89,816, 40,515 and 89,945 shares of common stock in fiscal 1997, fiscal 1996 and fiscal 1995, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

     Stock-Based Compensation -- The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No.
25. See Note 8 for disclosure of the proforma effect on net income and earnings per share.

     Comprehensive Income -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which must be adopted by the Company beginning in fiscal 1998 and will result in an additional statement that reports comprehensive income.

     Merchandise Risk -- The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

2.   ACQUISITION

     In September 1997, the Company acquired from Good Vibrations, Inc. the store assets, including inventory, leasehold improvements and lease rights pertaining to 15 retail stores. The purchase price aggregated $10.4 million and resulted in the Company recording goodwill of $7.3 million. The pro forma results of operations, computed as if these stores had been acquired as of February 3, 1997, would not be materially different from actual reported results of operations.

3.   SHORT-TERM INVESTMENTS

     The carrying value and market value of the Company's fixed maturity short-term investments are as follows:


                                                                    Gross               Gross
                                              Carrying            Unrealized          Unrealized             Market
                                               Value                Gains               Losses               Value
                                           --------------      ---------------      ---------------      --------------
February 1, 1998
(State and Municipal Obligations)          $   12,742,666       $      315,324       $            0      $   13,057,990

4.   CREDIT FACILITY

     The Company has a credit facility with a bank, which expires in August 1999. The credit facility provides for a $15.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (8.50 % at February 1, 1998). At February 1, 1998, the Company had $2.8 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At February 1, 1998 the Company was in compliance with all of its covenants.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998,
                     FEBRUARY 2, 1997 AND FEBRUARY 4, 1996

5.   COMMON STOCK

     Sale of Common Stock - During fiscal 1997 the Company issued an aggregate of 1,307,250 shares of its common stock in a follow-on stock offering. The sale of shares yielded net proceeds to the Company, after deducting expenses associated with the offering, of $30.1 million.

     Stock Splits - During each of the fiscal years ended February 2, 1997 and February 1, 1998 the Company effected a three-for-two stock split. Shareholders' equity has been restated to give retroactive recognition to the stock splits in prior periods by reclassifying the par value of the additional shares arising from the split from additional paid-in capital to common stock. Additionally, all share and per share amounts have been restated to give effect to the stock splits.

6.   INCOME TAXES

     The components of the income tax expense are as follows:

                                                                FISCAL YEAR ENDED
                                                  ----------------------------------------------
                                                   FEBRUARY 1,      FEBRUARY 2,     FEBRUARY 4,
                                                      1998             1997             1996
                                                  ------------     ------------     ------------
        Current income taxes:
        Federal                                   $  9,082,864     $  3,602,278     $  1,323,047
        State                                        2,215,772          959,621          374,676
                                                  ------------     ------------     ------------
                                                    11,298,636        4,561,899        1,697,723
        Deferred income taxes:
        Federal                                       (586,544)         272,196          (97,707)
        State                                           (5,092)             (95)         (24,016)
                                                  ------------     ------------     ------------
                                                      (591,636)         272,101         (121,723)
                                                  ------------     ------------     ------------
                                                  $ 10,707,000     $  4,834,000     $  1,576,000
                                                  ============     ============     ============

     A reconciliation of the income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to income before income taxes is as follows:

                                                                                      FISCAL YEAR ENDED
                                                                        ----------------------------------------------
                                                                        FEBRUARY 1,      FEBRUARY 2,      FEBRUARY 4,
                                                                            1998             1997             1996
                                                                        ------------     ------------     ------------
        Provision for income taxes at statutory rate                    $  9,473,000     $  4,286,000     $  1,470,000
        State income taxes, net of federal income tax benefit              1,437,000          624,000          228,000
        Tax-exempt interest income                                                --               --          (50,000)
        Other                                                               (203,000)         (76,000)         (72,000)
                                                                        ------------     ------------     ------------
                                                                        $ 10,707,000     $  4,834,000     $  1,576,000
                                                                        ============     ============     ============

     At February 1, 1998 and February 2, 1997, the Company's current net deferred tax asset was $1,916,935 and $1,358,733, respectively, and long-term net deferred tax liability was $1,423,029 and $1,456,463, respectively. The major components of the Company's net deferred tax asset of $493,906 and net deferred tax liability of $97,730 at February 1, 1998 and February 2, 1997, respectively, are as follows:

                                                                         FEBRUARY 1,     FEBRUARY 2,
                                                                            1998             1997
                                                                        ------------     ------------
        Depreciation                                                    $ (3,623,347)    $ (2,991,412)
        Alternative minimum tax carryforwards                                 49,615          147,902
        Deferred rent                                                      1,616,131        1,311,678
        Reserve for store expansion/relocation and closing costs             931,834          595,079
        State income taxes                                                   196,813          113,932
        Inventory cost capitalization                                        589,329          354,998
        Deferred compensation                                                480,741          155,028
        Other                                                                252,790          215,065
                                                                        ------------     ------------
                                                                        $    493,906     $    (97,730)
                                                                        ============     ============

     At February 1, 1998, the Company had, for state franchise tax purposes, alternative minimum tax credit carryforwards of approximately $50,000, which have no expiration date.

7.   COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The Company leases its retail stores, corporate offices and distribution facilities and certain equipment under operating lease agreements expiring at various dates through 2012. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes over certain minimum sales levels.

   Minimum future annual rental commitments under noncancelable leases are as follows:


 Fiscal year ending:
        January 31. 1999                                    $ 22,736,491
        January 30, 2000                                      24,199,143
        January 28, 2001                                      23,783,125
        February 3, 2002                                      23,262,491
        February 2, 2003                                      22,948,886
        Thereafter                                            91,892,166
                                                            ------------
                                                            $208,822,302
                                                            ============

     Rental expense, including common area maintenance, was $27,533,077, $20,783,388 and $17,010,342 of which $377,895, $280,002 and $118,507 was paid as percentage rent based on sales volume for the fiscal years ended February 1, 1998, February 2, 1997 and February 4, 1996, respectively.

     Letters of Credit - The Company was contingently liable for $2.8 million in open letters of credit with foreign suppliers at February 1, 1998.

     Litigation - The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998,
                     FEBRUARY 2, 1997 AND FEBRUARY 4, 1996


8.   STOCK OPTION AND RETIREMENT PLANS

     Under the Company's stock option plans, incentive and nonqualified options have been granted to employees, directors and consultants to purchase common stock at prices equal to the fair value of the Company's shares at the grant dates.

     At February 1, 1998, outstanding incentive and nonqualified options had exercise prices ranging from $.26 to $32.56 per share, with an average exercise price of $12.84, and generally begin vesting one year after the grant date. On the initial vesting date, 25% of the options vest and, thereafter, options generally continue to vest at 2.08% each calendar month. The options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

     At February 1, 1998, incentive and nonqualified options to purchase 1,416,900 shares were outstanding. At February 1, 1998, 115,816 shares were available for future grant under the Company's stock option plans. During the years ended February 1, 1998 and February 2, 1997, the Company recognized tax benefits of $1,887,188 and $749,628, respectively, resulting from the exercise of certain nonqualified stock options. Stock option (incentive and nonqualified) activity for the three years ended February 1, 1998 was as follows:

                                                             STOCK OPTIONS
                                               --------------------------------------------
                                               NUMBER OF SHARES       PRICE RANGE PER SHARE
                                               ----------------       ---------------------
        Balance at January 29, 1995               1,034,747              $ 0.26 to $ 7.73
          Options Granted                           149,625                2.89 to   6.11
          Options Canceled                          (32,910)               1.03 to   6.67
          Options Exercised                        (145,488)               0.26 to   3.55
                                                 ----------
        Balance at February 4, 1996               1,005,974                0.26 to   7.73
          Options Granted                           735,750                3.39 to  15.59
          Options Canceled                         (131,408)               0.81 to   6.67
          Options Exercised                        (390,983)               0.26 to   7.45
                                                 ----------
        Balance at February 2, 1997               1,219,333                0.26 to  15.59
          Options Granted                           478,498               17.50 to  32.56
          Options Canceled                          (65,764)               2.89 to  30.42
          Options Exercised                        (215,167)               0.26 to  13.92
                                                 ----------
        Balance at February 1, 1998               1,416,900              $ 0.26 to $32.56
                                                 ==========

     The following is a summary of the weighted average exercise prices for activity during the year ended February 1, 1998:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                    SHARES        EXERCISE PRICE
                                                  ----------      --------------
        Beginning Outstanding                      1,219,333         $   6.23
                Options Granted                      478,498            25.12
                Options Exercised                   (215,167)            3.20
                Options Canceled                     (65,764)           11.16
                                                  ----------
        Ending Outstanding                         1,416,900         $  12.84
                                                  ==========
        Exercisable as of February 1, 1998           474,724         $   5.56

     Additional information regarding options outstanding as of February 1, 1998 is as follows:

                                   OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                         ----------------------------------------     ----------------------------------------------------
                              NUMBER                WEIGHTED                                 NUMBER
                           OUTSTANDING              AVERAGE              WEIGHTED         EXERCISABLE          WEIGHTED
      RANGE OF                AS OF                REMAINING             AVERAGE             AS OF              AVERAGE
  EXERCISE PRICES          FEB. 1, 1998         CONTRACTUAL LIFE      EXERCISE PRICE      FEB. 1, 1998      EXERCISE PRICE
--------------------     ----------------     -------------------     --------------      ------------      --------------
    $0.26 - $3.67             158,212                 5.95                $ 2.86              132,334            $ 2.75
     3.78 -  3.89             379,536                 7.91                  3.88              190,942              3.88
     4.00 - 13.92             376,652                 8.21                 10.67              139,776              9.71
    14.17 - 25.83             180,750                 9.16                 20.26               11,672             15.45
    26.38 - 32.56             321,750                 9.74                 26.67                   --                --
                            ---------                 ----                ------              -------            ------
   $ 0.26 -$32.56           1,416,900                 8.35                $12.84              474,724            $ 5.56

     In January 1996, the Company's previous Chief Executive Officer resigned effective March 1996, and surrendered 178,136 unvested shares of restricted stock to the Company which were subsequently canceled.

     During the year ended February 1, 1998, the Company granted a restricted stock award of 84,375 shares with a purchase price of $.01 per share to its Chief Executive Officer. The 84,375 share award begins vesting on March 31, 1999, with 25% of the shares vested, and thereafter will vest at 25% on each of March 31, 2000, 2001 and 2002, if, at the time of the vesting date, certain cumulative earnings per share growth targets have been satisfied. During the year ended February 1, 1998, the Company recorded $160,293 of deferred compensation expense associated with this award.

     The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 5 years following vesting; stock volatility, 60.6% in fiscal 1997, 80.3% in fiscal 1996 and 92.2% in fiscal 1995; risk-free interest rates, 6.1% in fiscal 1997, 6.6% in fiscal 1996 and 6.2% in fiscal 1995; and no dividends during the expected term. The Company's calculations are based on a multiple-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1997, fiscal 1996 and fiscal 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 1998,
                     FEBRUARY 2, 1997 AND FEBRUARY 4, 1996

                                                               FISCAL           FISCAL         FISCAL
                                                                1997             1996          1995
                                                             ------------     ----------     ----------
     Net Income
                                        As reported          $16,358,459      $7,411,823     $2,632,691
                                        Pro forma            $15,320,101      $7,056,742     $2,592,916
     Net Income Per Share, Basic
                                        As reported             $1.25            $0.62          $0.23
                                        Pro forma               $1.17            $0.59          $0.22
     Net Income Per Share, Diluted
                                        As reported             $1.20            $0.59          $0.22
                                        Pro forma               $1.14            $0.58          $0.22

     The impact of outstanding nonvested stock options granted prior to fiscal 1995 has been excluded from the pro forma calculation; accordingly, the fiscal 1995, fiscal 1996 and fiscal 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all stock options granted after fiscal 1994.

     In fiscal 1997, the Company established, subject to shareholder approval, the Pacific Sunwear of California, Inc. Employee Stock Purchase Plan (the "ESPP"), which provides a method for employees of the Company whereby they may voluntarily purchase common stock at a favorable price and upon favorable terms. The ESPP covers substantially all employees, except officers, who have three months of service with the Company. The ESPP is intended to constitute an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company does not recognize compensation expense related to the ESPP. The ESPP will be submitted to a vote of the Company shareholders at the 1998 annual shareholders' meeting.

     In fiscal 1995, the Company established the Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan (the "Executive Plan"). The Executive Plan covers officers of the Company, and is funded by participant contributions and periodic discretionary contributions from the Company. For each of the three fiscal years in the period ended February 1, 1998, the Company made contributions of $58,854, $34,900 and $13,545, respectively, to the Executive Plan.

     In fiscal 1992, the Company established the Pacific Sunwear of California, Inc. Employee Savings Plan ("the 401(k) Plan"). The 401(k) Plan is a defined contribution plan (401(k)) covering substantially all employees who have reached age 21 and have one year of service with the Company. The 401(k) Plan is funded by employee contributions and periodic discretionary contributions from the Company, which are subject to approval by the Company's Board of Directors. For each of the three fiscal years in the period ended February 1, 1998, the Company made contributions, net of forfeitures, of $64,400, $66,750 and $59,100, respectively, to the 401(k) Plan.

9.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                      FEBRUARY 1,     FEBRUARY 2,
                                                                         1998            1997
                                                                      ----------      ----------
        Accrued compensation and benefits                             $4,185,159      $2,939,217
        Reserve for store expansion/relocation and closing costs         954,823       1,424,315
        Accrued costs related to corporate relocation                  1,205,202              --
        Sales tax payable                                                568,931         401,181
        Gift certificates and store merchandise credits                  778,390         439,994
        Other                                                          1,141,656         830,982
                                                                      ----------      ----------
                                                                      $8,834,161      $6,035,689
                                                                      ==========      ==========

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   FIRST            SECOND          THIRD         FOURTH
                                                                   QUARTER          QUARTER        QUARTER        QUARTER
                                                                 ------------     -----------    -----------    -----------
        Fiscal year ended February 1, 1998:
        Net sales                                                $ 38,933,000     $48,326,000    $65,312,000    $74,559,000
        Gross margin                                               11,707,000      15,849,000     23,671,000     25,683,000
        Operating income                                            1,765,000       4,470,000      9,134,000     10,449,000
        Net income                                                  1,124,000       2,880,000      5,804,000      6,551,000
                                                                 ------------     -----------    -----------    -----------
        Net income per share, basic                              $        .09     $       .22    $       .42    $       .48
        Net income per share, diluted                            $        .09     $       .21    $       .41    $       .46
        Weighted average shares outstanding, basic (Note 1)        12,177,375      12,972,081     13,659,989     13,722,531
        Weighted average shares outstanding, diluted (Note 1)      12,664,187      13,440,845     14,156,319     14,226,446

        Fiscal year ended February 2, 1997:
        Net sales                                                $ 27,641,000     $34,567,000    $43,247,000    $49,807,000
        Gross margin                                                7,278,000      10,818,000     14,287,000     16,752,000
        Operating income                                             (298,000)      2,426,000      4,450,000      5,431,000
        Net income                                                   (170,000)      1,485,000      2,739,000      3,357,000
                                                                 ------------     -----------    -----------    -----------
        Net income  per share, basic                             $      (0.01)    $      0.12    $      0.23    $      0.28
        Net income per share, diluted                            $      (0.01)    $      0.12    $      0.22    $      0.27
        Weighted average shares outstanding, basic (Note 1)        11,835,866      11,973,785     12,073,862     12,123,534
        Weighted average shares outstanding, diluted (Note 1)      11,835,866      12,428,253     12,513,122     12,592,232

Earnings per basic and diluted shares outstanding are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

                                INDEX TO EXHIBITS

Exhibit
 Number                            Description of Exhibit
--------      ------------------------------------------------------------------
(1) 3.1       Third Amended and Restated Articles of Incorporation of the
              Company

(5) 3.2       Certificate of Amendment of Third Amended and Restated Articles of
              Incorporation of the Company

    3.2       Certificate of Amendment of Third Amended and Restated Articles of
              Incorporation of the Company

(1) 3.4       Second Amended and Restated Bylaws of the Company

(1) 4.1       Specimen stock certificate

(1)10.1 Form of Indemnity Agreement between the Company and each of its executive officers and directors

(1)10.2 1986-87 Stock Option Plan dated as of December 11, 1986, as amended (the "Option Plan")

(1)10.3       Form of Incentive Stock Option under the Option Plan

(1)10.4       Form of Nonstatutory Stock Option under the Option Plan

(3)10.5       Second Amended and Restated 1992 Stock Award Plan dated June 8,
              1994 (the "Award Plan")

(2)10.6       Form of Nonqualified Stock Option Agreement under the Award Plan

(2)10.7       Form of Incentive Stock Option Agreement under the Award Plan

(2)10.8       Form of Restricted Stock Award Agreement under the Award Plan

(1)10.9 Registration Rights Agreement dated November 25, 1986, as amended, by and among the Company and certain holders of the Preferred
              Stock of the Company

   10.11 Standard Industrial Lease - Net, dated September 30, 1997 between the Company and Bank of America National Trust and Savings
              Association, as amended, and Standard Industrial Lease - Net, dated January 12, 1998 between the Company and The Realty
              Associates Fund IV, L.P., a Delaware limited partnership, as amended for the Company's corporate headquarters and distribution center located in Anaheim, California

(4)10.12      Pacific Sunwear of California, Inc. Executive Deferred
              Compensation Plan and Trust Agreement

(6)10.13      Pacific Sunwear of California, Inc. Employee Stock Purchase Plan

(7)10.14      Employment Agreement, dated November 3, 1997, by and between
              Pacific Sunwear of California, Inc. and Greg H. Weaver

   10.15 Severance Agreements, dated October 27, 1997 and November 6, 1996, by and between Pacific Sunwear of California, Inc. and Timothy M.
              Harmon and Carl W. Womack, respectively

(8)10.16      Asset Purchase Agreement dated August 4, 1997 by and among the
              Company, Good Vibrations Inc. and certain other parties

   23.1       Consent of Deloitte & Touche LLP

   27         Financial Data Schedule

-------------------

(1) Incorporated by reference from the Company's Form S-1 Registration Statement (No. 33-57860) as filed with the Securities and Exchange Commission on February 4, 1993.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 1994.

(3) Incorporated by reference from the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on September 28, 1995.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 1995.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 4, 1997.

(6) Incorporated by reference from the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on November 20, 1997.

(7) Incorporated by reference from the Company's Annual Report on Form 10-Q as filed with the Securities and Exchange Commission on December 16, 1997.

(8) Incorporated by reference from the Company's Annual Report on Form 8-K as Filed with the Securities and Exchange Commission on September 16, 1997.