Form 10-Q
period 1998-05-03
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1998-06-09
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MAY 3, 1998

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

      5200 EAST LA PALMA AVENUE
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

        The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at May 29, 1998 was 13,838,862.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q
                        FOR THE QUARTER ENDED MAY 3, 1998

                                      INDEX

PART I.        FINANCIAL INFORMATION                                                PAGE
Item 1.        Financial Statements:
                 Balance Sheets as of May 3, 1998 (unaudited) and February 1,
                 1998.................................................................3
               Statements of Operations (unaudited) for the thirteen weeks ended May 3, 1998 and May 4, 1997.................................4
                 Statements of Cash Flows (unaudited) for the thirteen weeks ended May 3, 1998 and May 4, 1997.................................5
                 Notes to Financial Statements......................................6-7

Item 2         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.........................................8-10

PART II.       OTHER INFORMATION
Item 1.        Legal Proceedings.....................................................11
Item 2.        Changes in Securities.................................................11
Item 3.        Defaults Upon Senior Securities.......................................11
Item 4.        Submission of Matters to a Vote of Security Holders...................11
Item 5.        Other Information.....................................................11
Item 6.        Exhibits and Reports on Form 8-K......................................11

               SIGNATURE PAGE........................................................12

                              PACIFIC SUNWEAR OF CALIFORNIA, INC.
                                        BALANCE SHEETS
                                            ASSETS


                                                                                                  MAY 3,            FEBRUARY 1,
CURRENT ASSETS:                                                                                    1998                1998
                                                                                                   ----                ----
                                                                                                (Unaudited)
  Cash and cash equivalents (Note 2)                                                          $  18,520,729       $  14,781,566
  Short-term investments (Note 2)                                                                 2,885,488          12,742,666
                                                                                                  1,249,488           1,009,839
  Accounts receivable                                                                             1,295,381           1,009,839
  Merchandise inventories                                                                        33,837,257          32,122,341
  Prepaid expenses, includes $2,930,239 and $2,832,739 of prepaid rent, respectively              4,327,576           4,364,537
  Deferred taxes                                                                                  1,916,935           1,916,935
                                                                                              -------------       -------------
    Total current assets                                                                         62,783,366          66,937,884
PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                         39,055,113          36,327,054
  Furniture, fixtures and equipment                                                              34,833,479          29,416,189
                                                                                              -------------       -------------
                                                                                                 73,888,592          65,743,243
  Less accumulated depreciation and amortization                                                (21,081,359)        (20,342,749)
                                                                                              -------------       -------------
    Net property and equipment                                                                   52,807,233          45,400,494
OTHER ASSETS:
  Goodwill ,net of accumulated amortization of $519,768 and $440,297, respectively                7,843,975           7,923,446
  Deposits and other assets                                                                       1,467,733           1,404,234
                                                                                              -------------       -------------
    Total other assets                                                                            9,311,708           9,327,680
                                                                                              -------------       -------------
              Total assets                                                                    $ 124,902,307       $ 121,666,058
                                                                                              =============       =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                            $  10,680,645       $   8,916,915
  Accrued liabilities (Note 6)                                                                    6,341,326           8,834,161
  Income taxes payable                                                                               32,815           1,068,276
                                                                                              -------------       -------------
    Total current liabilities                                                                    17,054,786          18,819,352
DEFERRED COMPENSATION                                                                             1,693,198           1,114,374
DEFERRED RENT                                                                                     4,133,007           3,746,246
DEFERRED TAXES                                                                                    1,423,029           1,423,029


SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01; authorized, 5,000,000; none issued and outstanding
Common stock, par value $.01; authorized 33,750,000 shares; issued and
outstanding, 13,819,289 and 13,744,891 shares, respectively                                         138,193             137,449
Additional paid-in capital                                                                       64,487,382          63,339,810
Retained earnings                                                                                35,972,712          33,085,798
                                                                                              -------------       -------------
    Total shareholders' equity                                                                  100,598,287          96,563,057
                                                                                              -------------       -------------
                  Total liabilities and shareholders' equity                                  $ 124,902,307       $ 121,666,058
                                                                                              =============       =============



                                    See accompanying notes

                   PACIFIC SUNWEAR OF CALIFORNIA, INC

                        STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                  FOR THE THIRTEEN WEEKS ENDED
                                                  -----------------------------
                                                  MAY 3, 1998      MAY 4, 1997
                                                  -----------      -----------
Net sales                                         $61,162,250      $38,932,736

Cost of goods sold, including buying,
  distribution, and occupancy costs                41,555,214       27,225,628
                                                  -----------      -----------
Gross margin                                       19,607,036       11,707,108
Selling, general and administrative expenses       15,147,526        9,942,532
                                                  -----------      -----------
Operating income                                    4,459,510        1,764,576
Interest income                                       320,404           95,702
                                                  -----------      -----------
Income before income tax expense                    4,779,914        1,860,278
Income tax expense (Note 5)                         1,893,000          736,000
                                                  -----------      -----------
Net income                                        $ 2,886,914      $ 1,124,278
                                                  ===========      ===========

Net income per share, basic (Note 4)              $      0.21      $      0.09
                                                  -----------      -----------

Net income per share, diluted (Note 4)            $      0.20      $      0.09
                                                  -----------      -----------
Weighted average shares outstanding,
  basic (Note 4)                                   13,783,570       12,177,375
                                                  ===========      ===========
Weighted average shares outstanding,
  diluted (Note 4)                                 14,330,603       12,664,187
                                                  ===========      ===========
PRO-FORMA STOCK SPLIT:  (NOTE 8)
Net income per share, basic                       $      0.14      $      0.06
                                                  -----------      -----------
Net income per share, diluted                     $      0.13      $      0.06
                                                  -----------      -----------
Weighted average shares outstanding,
  basic                                            20,675,355       18,266,063
                                                  ===========      ===========
Weighted average shares outstanding,
  diluted                                          21,495,905       18,996,281
                                                  ===========      ===========


                         See accompanying notes

                             PACIFIC SUNWEAR OF CALIFORNIA, INC

                                  STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                               FOR THE THIRTEEN WEEKS ENDED
                                                               -------------------------------
                                                               MAY 3, 1998        MAY 4, 1997
                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  2,886,914       $  1,124,278

Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                 2,133,131          1,474,235
   Change in:

     Accounts receivable                                          (285,542)          (219,556)
     Merchandise inventories                                    (1,714,916)        (2,701,512)
     Prepaid expenses                                               36,961            180,113
     Deposits and other assets                                     (75,999)          (171,340)
     Accounts payable                                            1,763,730          1,815,534
     Accrued liabilities                                        (2,492,835)          (790,400)
     Income taxes and deferred income taxes                       (154,105)          (324,350)
     Deferred rent                                                 386,761            115,267
     Deferred compensation                                         578,824            283,940
                                                              ------------       ------------
        Net cash provided by operating activities                3,062,924            786,209
CASH FLOWS FROM INVESTING ACTIVITIES:
   Short term investment maturities                              9,857,178                 --
   Investment in property and equipment                         (9,447,899)        (3,656,932)
                                                              ------------       ------------
        Net cash provided by (used in) investing
          activities                                               409,279         (3,656,932)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                         266,960            105,053
                                                              ------------       ------------
        Net cash provided by financing activities                  266,960            105,053
                                                              ------------       ------------
NET INCREASE(DECREASE) IN CASH AND CASH
  EQUIVALENTS:                                                   3,739,163         (2,765,670)
  CASH AND CASH EQUIVALENTS, beginning of period                14,781,566          9,962,626
                                                              ------------       ------------
  CASH AND CASH EQUIVALENTS, end of period                    $ 18,520,729       $  7,196,956
                                                              ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid during the period for:
  Interest                                                    $         --       $        478
  Income taxes                                                $  2,047,105       $  1,060,350

----------------------------------------------------------------------------

Non-cash transaction: During the thirteen weeks ended May 3, 1998 and May 4, 1997, the Company recorded an increase to additional paid-in capital of $881,356 and $449,448, respectively, related to tax benefits associated with the exercise of non-qualified stock options.



                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        The accompanying financial statements are unaudited except for the February 1, 1998 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        The Company's fiscal year is the 52- or 53-week period which ends on the Sunday closest to the end of January. "Fiscal 1998" is a 52-week period which ends January 31, 1999.

        In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the first quarter ended May 3, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999. For further information, refer to the financial statements and notes thereto as of and for the years ended February 1, 1998, February 2, 1997 and February 4, 1996.

NOTE 2 - CASH AND CASH EQUIVALENTS; SHORT-TERM INVESTMENTS

        Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

        Short-term investments consist of highly liquid investments with original maturities between three and twelve months. Management determines the proper classifications of investments at the time of purchase and reevaluates such designations as of each balance sheet date. At May 3, 1998, all securities were classified as held- to-maturity under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" based on the Company's positive intent and ability to hold the securities to maturity. In accordance with SFAS No. 115, these securities are carried at amortized cost, which approximates fair market value.

NOTE 3 - FOLLOW-ON  OFFERING

        During fiscal 1997 the Company issued an aggregate of 1,307,250 shares of its common stock in a follow-on stock offering. The sale of shares yielded net proceeds to the Company, after deducting expenses associated with the offering, of $30.1 million.

NOTE 4 - NET INCOME PER SHARE, BASIC AND DILUTED

        The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), in the fourth quarter of fiscal 1997. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Earnings per share for the three months ended May 4, 1997 have been restated in accordance with SFAS 128.

The following table summarizes the computation of EPS:


THIRTEEN WEEKS ENDED:                    MAY 3, 1998                                 MAY 4, 1997
                            -------------------------------------       -------------------------------------
                                NET                    PER SHARE            NET                     PER SHARE
                               INCOME       SHARES      AMOUNT             INCOME       SHARES         AMOUNT
                               ------       ------     ---------           ------       ------      ----------
BASIC EPS:
Net Income                    $2,886,914   13,783,570       $0.21         $1,124,278   12,177,375       $0.09
DILUTED EPS:
Effect of dilutive stock
  options                                     547,033                                     486,812
Net Income                    $2,886,914   14,330,603       $0.20         $1,124,278   12,664,187       $0.09

        Options to purchase 2,808 and 1,363 shares of common stock in the first thirteen weeks of fiscal 1998 and the first thirteen weeks of fiscal 1997, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

        Stock Split - On October 9, 1997, the Company effected a three-for-two stock split. Earnings per share and share outstanding amounts have been restated to give retroactive effect to the stock split in these financial statements.

NOTE 5 - FEDERAL AND STATE INCOME TAX EXPENSE

        The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 6 - ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

                                                            MAY 3,            FEBRUARY 1,
                                                             1998               1998
                                                          ----------          -----------
Accrued compensation and benefits                         $2,132,073          $4,185,159
Reserve for store expansion/relocation and closing costs     893,941             954,823
Accrued costs related to corporate relocation                296,319           1,205,202
Sales tax payable                                          1,166,031             568,931
Gift certificates and store merchandise credits              542,353             778,390
Other accrued liabilities                                  1,310,609           1,141,656
                                                          ----------          ----------
                                                          $6,341,326          $8,834,161
                                                          ==========          ==========

NOTE 7 - ACQUISITION

        In September 1997, the Company acquired from Good Vibrations, Inc. the store assets, including inventory, leasehold improvements and lease rights pertaining to 15 retail stores. The purchase price aggregated $10.4 million and resulted in the Company recording goodwill of $7.3 million. Details of the transaction and the accounting effects were disclosed in the Company's Form 10-K for the year ended February 1, 1998. The first thirteen weeks of 1998 includes sales results from these 15 retail stores.

NOTE 8 - SUBSEQUENT EVENT

        On May 21, 1998 the Company announced a three-for-two stock split. The record date for the split is June 8, 1998. Shareholders of record as of that date will receive one new share of Common Stock for every two shares they owned on the record date. The additional shares will be mailed on June 19, 1998. Cash will be paid in lieu of issuing fractional shares based on the closing price of the Company's Common Stock on June 8, 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The thirteen weeks ended May 3, 1998 as compared to the thirteen weeks ended May 4, 1997

        Net Sales

        Net sales increased to $61.2 million for the first thirteen weeks of fiscal 1998 from $38.9 million for the first thirteen weeks of fiscal 1997, an increase of $22.3 million, or 57.3%. Of this $22.3 million increase, $10.5 million was attributable to net sales generated by new stores opened in fiscal 1997 not yet included in the comparable store base, $5.1 million was attributable to a 14.8% increase in comparable store net sales in the first thirteen weeks of fiscal 1998, $3.4 million was attributable to the 15 Good Vibrations stores acquired in fiscal 1997 not yet included in the comparable store base, $2.1 million was attributable to 22 stores that have been expanded or relocated to the larger format and not yet included in the comparable store base and $1.4 million was attributable to net sales generated by 19 new stores opened in fiscal 1998 not yet included in the comparable store base. Partially offsetting this increase was a $.2 million decrease in net sales attributable to the closing of four stores during fiscal 1997. The increase in comparable store net sales was primarily attributable to the addition of footwear and juniors to certain of the Company's stores and, to a lesser extent, increases in sales of young men's merchandise. Net sales of footwear and junior female apparel represented approximately 29% of total net sales for the first thirteen weeks of fiscal 1998 compared to 19% for the first thirteen weeks of fiscal 1997. Retail prices of the Company's merchandise remained relatively unchanged in the first thirteen weeks of fiscal 1998 compared to the first thirteen weeks of fiscal 1997 and had no significant impact on the net sales increase for the first thirteen weeks of fiscal 1998.

        Gross Margin

        Gross margin, after buying, distribution and occupancy costs, increased to $19.6 million for the first thirteen weeks of fiscal 1998 from $11.7 million for the first thirteen weeks of fiscal 1997, an increase of $7.9 million, or 67.5%. As a percentage of net sales, gross margin increased to 32.1% from 30.1%. Of this 2.0% increase, net merchandise margins increased 1.1% as a percentage of net sales for the first thirteen weeks of fiscal 1998 compared to the first thirteen weeks of fiscal 1997 due to an increase in initial markup and a decrease in markdowns as a percentage of net sales and .9% was due to a decrease in occupancy costs as a percentage of net sales which was related to higher comparable store net sales.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $15.1 million for the first thirteen weeks of fiscal 1998 from $9.9 million for the first thirteen weeks of fiscal 1997, an increase of $5.2 million, or 52.5%. As a percentage of net sales, these expenses decreased to 24.8% from 25.5%. This .7% decrease as a percentage of net sales was primarily attributable to a decrease in store selling expenses as a percentage of net sales primarily as a result of an increase in comparable store net sales and higher total net sales.

        Income Tax Expense

        Income tax expense was $1.9 million in the first thirteen weeks of fiscal 1998 compared to $.7 million for the first thirteen weeks of fiscal 1997. The effective income tax rate was 39.6% for both the first thirteen weeks of fiscal 1998 and fiscal 1997.

 LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories. During the first thirteen weeks of fiscal 1998, the Company also used funds for the relocation of its corporate offices and distribution facility.

        Net cash provided by operating activities for the first thirteen weeks of fiscal 1998 was $3.1 million compared to $.8 million for the first thirteen weeks of fiscal 1997. This $2.3 million increase was attributable to an increase in net income of $1.8 million, an increase in accounts payable net of merchandise inventories of $.9 million, an increase in depreciation and amortization of $.6 million, net increases of other items of $.5 million, offset by a decrease in accrued liabilities and taxes of $1.5 million. Working capital at May 3, 1998 was $45.7 million compared to $48.1 million at February 1, 1998, a decrease of $2.4 million. The decrease in working capital was primarily due to capital expenditures for the new corporate offices and distribution facilities, as well as the construction of 19 new stores and eight expansions/relocations opened in the first thirteen weeks of fiscal 1998, offset by higher operating cash flows. Inventories at May 3, 1998 were $33.8 million compared to $32.1 million at February 1, 1998, an increase of $1.7 million. This increase was primarily related to opening 19 new stores and relocating eight stores with 50% larger average square footage than existing stores. The increase in accounts payable of $1.8 million at May 3, 1998 compared to February 1, 1998 was primarily attributable to the increase in inventories at May 3, 1998.

        Net cash provided by (used in) investing activities was $.4 million for the first thirteen weeks of fiscal 1998 compared to ($3.7) million for the first thirteen weeks of fiscal 1997. Of this $4.1 million increase, $9.9 million was provided by short term investment maturities, offset by net cash invested in property and equipment of $9.4 million for the first thirteen weeks of fiscal 1998 compared to $3.7 million for the first thirteen weeks of fiscal 1997. The increase in capital expenditures was due to an increase in the number of new stores opened and, to a lesser extent, an increase in the number of stores expanded/relocated in the first thirteen weeks of fiscal 1998 compared to the first thirteen weeks of fiscal 1997, as well as capital expenditures for the new corporate offices and distribution facilities in the first thirteen weeks of fiscal 1998.

        Net cash provided by financing activities for the first thirteen weeks of fiscal 1998 was $.3 million compared to $.1 million for the first thirteen weeks of fiscal 1997. In the first thirteen weeks of fiscal 1998, the Company received proceeds of $.3 million from the exercise of stock options compared to $.1 million in the first thirteen weeks of fiscal 1997. At May 3, 1998, the Company had $3.5 million in letters of credit outstanding.

        The Company plans to open approximately 51 stores and expand or relocate approximately seven existing stores during the remainder of fiscal 1998. The Company estimates that capital expenditures during the remainder of fiscal 1998 will be approximately $22 million.

        The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close and records closing costs as stores are closed or identified to be closed. The Company closed no stores in the first quarter of fiscal 1998. The Company anticipates closing one store in the second quarter of fiscal 1998 and one store in the fourth quarter of fiscal 1998.

        Management believes that the Company's working capital, bank line of credit and cash flows from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements through the end of fiscal 1999.

INFLATION

        The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

NEW ACCOUNTING PRONOUNCEMENTS

        Comprehensive Income --The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), in the first quarter 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), and foreign currency translation adjustments. The adoption of SFAS 130 required no additional disclosure for the Company and did not have a material effect on the Company's financial position or results of operations.

SEASONALITY AND QUARTERLY RESULTS

        The Company's business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company's first quarter historically accounts for the smallest percentage of annual net sales. In fiscal 1997 and fiscal 1996, excluding net sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 35% and 36%, respectively, of the Company's annual net sales and a higher percentage of the Company's operating income. In fiscal 1997, excluding net sales generated by new and relocated/expanded stores, approximately 43% of the Company's annual net sales occurred in the first half of the fiscal year and 57% in the second half. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

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

SAFE HARBOR STATEMENT

        The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the future economic performance of the Company. The forward-looking statements and associated risks set forth herein may include or relate to: (i) the planned opening of approximately 51 stores and expansion or relocation of seven stores during the remainder of fiscal 1998; (ii) the anticipated closing of two stores in fiscal 1998; (iii) the $22 million estimate of capital expenditures for the remainder of fiscal 1998, (iv) sufficiency of the Company's working capital, bank line of credit and cash flows from operating activities for the Company's future operating and capital requirements and (v) the Company's plans to complete its year 2000 conversion on a timely basis and the ability of the Company's vendors to resolve the year 2000 issues.
 .
        The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (i) the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, and hire and train employees; (ii) management's ability to manage the Company's planned expansion; (iii) the availability of merchandise from the Company's vendors and private brand sources; (iv) any unexpected delays in the timing of the availability of the Company's distribution center; (v) the effect of economic conditions; and (vi) the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements.

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

                                            Pacific Sunwear of California, Inc.
                                            (Registrant)


Date: June 8, 1998                           \s\   GREG H. WEAVER
                                            ---------------------
                                            Greg H. Weaver
                                            Chairman of the Board
                                            and Chief Executive Officer


Date: June 8, 1998                           \s\   CARL W. WOMACK
                                            ---------------------
                                            Carl W. Womack
                                            Senior Vice President, Chief
                                            Financial Officer and Secretary