Form 10-Q
period 1998-08-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1998-09-03
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

        The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at August 20, 1998 was 21,048,866.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 2, 1998

                                      INDEX



PART I.   FINANCIAL INFORMATION                                                PAGE
Item 1.   Financial Statements:
            Balance Sheets as of August 2, 1998 (unaudited) and
              February 1, 1998.............................................      3
            Statements of Operations (unaudited) for the second
              quarter and first half ended August 2, 1998 and
              August 3, 1997...............................................      4
            Statements of Cash Flows (unaudited) for the first half
              ended August 2, 1998 and August 3, 1997......................      5
            Notes to Financial Statements..................................    6-8

Item 2      Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   8-11

PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings..............................................     12
Item 2.     Changes in Securities and Use of Proceeds......................     12
Item 3.     Defaults Upon Senior Securities................................     12
Item 4.     Submission of Matters to a Vote of Security Holders............     12
Item 5.     Other Information..............................................     13
Item 6.     Exhibits and Reports on Form 8-K...............................     13

            SIGNATURE PAGE.................................................     14


                       PACIFIC SUNWEAR OF CALIFORNIA, INC.
                                 BALANCE SHEETS

                                     ASSETS



                                                                           AUGUST 2,     FEBRUARY 1,
                                                                             1998           1998
                                                                             ----           ----
                                                                          (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents (Note 2)                                      $ 12,961,692  $ 14,781,566
  Short-term investments (Note 2)                                                   --    12,742,666
  Accounts receivable                                                        1,607,251     1,009,839
  Merchandise inventories                                                   47,843,515    32,122,341
  Prepaid expenses, includes $3,156,263 and $2,832,739 of
    prepaid rent, respectively                                               4,960,956     4,364,537
  Prepaid income tax                                                         1,216,213            --
  Deferred taxes                                                             1,916,935     1,916,935
                                                                          ------------  ------------
    Total current assets                                                    70,506,562    66,937,884

PROPERTY AND EQUIPMENT:

  Leasehold improvements                                                    42,117,225    36,327,054
  Furniture, fixtures and equipment                                         39,186,686    29,416,189
                                                                          ------------  ------------
                                                                            81,303,911    65,743,243
  Less accumulated depreciation and amortization                           (22,554,994)  (20,342,749)
                                                                          ------------  ------------
    Net property and equipment                                              58,748,917    45,400,494

OTHER ASSETS:

  Goodwill, net of accumulated amortization of $599,239
    and $440,297, respectively                                               7,764,504     7,923,446
  Deposits and other assets                                                  1,535,168     1,404,234
                                                                          ------------  ------------
    Total other assets                                                       9,299,672     9,327,680
                                                                          ------------  ------------
              Total assets                                                $138,555,151  $121,666,058
                                                                          ============  ============
                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                        $ 16,657,739  $  8,916,915
  Accrued liabilities (Note 6)                                               7,450,190     8,834,161
  Income taxes payable                                                              --     1,068,276
                                                                          ------------  ------------
    Total current liabilities                                               24,107,929    18,819,352

DEFERRED COMPENSATION                                                        1,912,075     1,114,374
DEFERRED RENT                                                                4,316,826     3,746,246
DEFERRED TAXES                                                               1,423,029     1,423,029

SHAREHOLDERS' EQUITY:

  Preferred stock, par value $.01; authorized, 5,000,000; none issued and outstanding
  Common stock, par value $.01; authorized 50,625,000 shares; issued
    and outstanding, 20,808,554 and 20,617,337 shares, respectively            208,086       206,173

  Additional paid-in capital                                                65,647,847    63,271,086
  Retained earnings                                                         40,939,359    33,085,798
                                                                          ------------  ------------
    Total shareholders' equity                                             106,795,292    96,563,057
                                                                          ------------  ------------
                  Total liabilities and shareholders' equity              $138,555,151  $121,666,058
                                                                          ============  ============





                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                 FOR THE SECOND QUARTER ENDED      FOR THE FIRST HALF ENDED
                                 ----------------------------   ----------------------------
                                   AUGUST 2,        AUGUST 3,     AUGUST 2,       AUGUST 3,
                                     1998             1997          1998            1997
                                   ---------        ---------     ---------       ---------
Net sales                         $73,203,194     $48,326,141   $134,365,444     $87,258,877

Cost of goods sold, including
  buying, distribution and
  occupancy costs                  48,627,331      32,477,214     90,182,545      59,702,842
                                  -----------     -----------   ------------     -----------
Gross margin                       24,575,863      15,848,927     44,182,899      27,556,035

Selling, general and
administrative expenses            16,594,562      11,379,171     31,742,087      21,321,703
                                  -----------     -----------   ------------     -----------
Operating income                    7,981,301       4,469,756     12,440,812       6,234,332

Interest income                       219,346         293,888        539,749         389,590
                                  -----------     -----------   ------------     -----------
Income before income tax            8,200,647       4,763,644     12,980,561       6,623,922
expense

Income tax expense (Note 5)         3,234,000       1,884,000      5,127,000       2,620,000
                                  -----------     -----------   ------------     -----------
Net income                        $ 4,966,647     $ 2,879,644   $  7,853,561     $ 4,003,922
                                  ===========     ===========   ============     ===========

Net income per share, basic
(Note 4)                          $      0.24     $      0.15   $       0.38     $      0.21
                                  -----------     -----------   ------------     -----------
Net income per share, diluted
(Note 4)                          $      0.23     $      0.14   $       0.36     $      0.20
                                  -----------     -----------   ------------     -----------
Weighted average shares
outstanding, basic (Note 4)        20,763,818      19,458,122     20,719,587      18,862,090
                                  ===========     ===========   ============     ===========
Weighted average shares
outstanding, diluted (Note 4)      21,626,768      20,161,268     21,567,493      19,580,443
                                  ===========     ===========   ============     ===========




                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                FOR THE FIRST HALF ENDED
                                                                ------------------------
                                                                AUGUST 2,       AUGUST 3,
                                                                  1998            1997
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $   7,853,561   $  4,003,922

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                 4,649,891      3,048,192

   Change in:
     Accounts receivable                                          (597,412)      (317,939)
     Merchandise inventories                                   (15,721,174)   (11,793,785)
     Prepaid expenses                                             (596,419)       (98,042)
     Deposits and other assets                                    (155,934)      (283,851)
     Accounts payable                                            7,740,824      5,711,840
     Accrued liabilities                                        (1,383,971)       (78,325)
     Income taxes and deferred income taxes                       (588,437)       404,960
     Deferred rent                                                 570,580        254,879
     Deferred compensation                                         797,701        410,265
                                                             -------------   ------------
        Net cash provided by operating activities                2,569,210      1,262,116

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short term investments                                  --    (19,718,780)
   Short term investment maturities                             12,742,666             --
   Investment in property and equipment                        (17,814,372)    (9,003,746)
                                                             -------------   ------------
        Net cash used in investing activities                   (5,071,706)   (28,722,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                           --     30,085,073

   Cash paid in lieu of fractional shares due to 3-for-2
     stock split                                                   (28,929)            --

   Proceeds from exercise of stock options                         711,551        336,543
                                                             -------------   ------------
        Net cash provided by financing activities                  682,622     30,421,616
                                                             -------------   ------------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS:                                               (1,819,874)     2,961,206

  CASH AND CASH EQUIVALENTS, beginning of period                14,781,566      9,962,626
                                                             -------------   ------------
  CASH AND CASH EQUIVALENTS, end of period                   $  12,961,692   $ 12,923,832
                                                             =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid during the period for:

  Interest                                                   $          --   $      2,381

  Income taxes                                               $   5,715,437   $  2,215,040


-------------------------------------------------------------------------------
Non-cash transaction: During the first half ended August 2, 1998 and August 3, 1997, the Company recorded an increase to additional paid-in capital of $1,696,052 and $857,758, respectively, related to tax benefits associated with the exercise of non-qualified stock options.





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

        In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the second quarter and first half ended August 2, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999. For further information, refer to the financial statements and notes thereto as of and for the years ended February 1, 1998, February 2, 1997 and February 4, 1996.

NOTE 2 - CASH AND CASH EQUIVALENTS; SHORT-TERM INVESTMENTS

        Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

        Short-term investments consist of highly liquid investments with original maturities between three and twelve months. Management determines the proper classifications of investments at the time of purchase and reevaluates such designations as of each balance sheet date. At August 2, 1998, all securities were classified as held-to-maturity under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" based on the Company's positive intent and ability to hold the securities to maturity. In accordance with SFAS No. 115, these securities are carried at amortized cost, which approximates fair market value.

NOTE 3 - FOLLOW-ON OFFERING

        During fiscal 1997 the Company issued an aggregate of 1,960,875 shares of its common stock in a follow-on stock offering. The sale of shares yielded net proceeds to the Company, after deducting expenses associated with the offering, of $30.1 million.

NOTE 4 - NET INCOME PER SHARE, BASIC AND DILUTED

        The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), in the fourth quarter of fiscal 1997. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Earnings per share for the second quarter and first half ended August 3, 1997 have been restated in accordance with SFAS 128.

The following table summarizes the computation of EPS:


SECOND QUARTER ENDED:          August 2, 1998                        August 3, 1997
                         ------------------------------      ------------------------------
                                              Per Share                           Per Share
                         Net Income   Shares    Amount       Net Income   Shares    Amount
                         ----------   ------  ---------      ----------   ------  ---------
BASIC EPS:

Net Income              $4,966,647  20,763,818  $0.24       $2,879,644  19,458,122  $0.15

DILUTED EPS:

Effect of dilutive stock options       862,950                             703,146

Net Income              $4,966,647  21,626,768  $0.23       $2,879,644  20,161,268  $0.14



FIRST HALF ENDED:              August 2, 1998                        August 3, 1997
                         ------------------------------      ------------------------------
                                              Per Share                           Per Share
                         Net Income   Shares    Amount       Net Income   Shares    Amount
                         ----------   ------  ---------      ----------   ------  ---------
BASIC EPS:

Net Income              $7,853,561  20,719,587  $0.38       $4,003,922  18,862,090  $0.21

DILUTED EPS:

Effect of dilutive stock options       847,906                             718,353

Net Income              $7,853,561  21,567,493  $0.36       $4,003,922  19,580,443  $0.20

        Options to purchase 519 and 104,069 shares of common stock in the second quarter of fiscal 1998 and the second quarter of fiscal 1997, respectively, and 36,832 and 56,016 in the first half of fiscal 1998 and the first half of fiscal 1997, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

        Stock Split - On both October 9, 1997 and June 8, 1998, the Company effected a three-for-two stock split. Earnings per share and share outstanding amounts have been restated to give retroactive effect to the stock splits in these financial statements.

NOTE 5 - FEDERAL AND STATE INCOME TAX EXPENSE

        The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 6 - ACCRUED LIABILITIES

        Accrued liabilities consist of the following:


                                                            August 2,     February 1,
                                                              1998           1998
                                                           ----------     -----------
Accrued compensation and benefits                          $3,300,908      $4,185,159
Sales tax payable                                           1,402,500         568,931
Other accrued liabilities                                     932,535         901,719
Accrued employee medical plan expense                         530,591         239,937
Gift certificates and store merchandise credits               513,967         778,390
Reserve for store expansion/relocation and closing costs      498,091         954,823
Accrued costs related to corporate relocation                 271,598       1,205,202
                                                           ----------      ----------
                                                           $7,450,190      $8,834,161
                                                           ==========      ==========


NOTE 7 - ACQUISITION

        In September 1997, the Company acquired from Good Vibrations, Inc. the store assets, including inventory, leasehold improvements and lease rights pertaining to 15 retail stores. The purchase price aggregated $10.4 million and resulted in the Company recording goodwill of $7.3 million. Details of the transaction and the accounting effects were disclosed in the Company's Form 10-K for the year ended February 1, 1998. The first half of 1998 includes sales results from these 15 retail stores.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The second quarter ended August 2, 1998 as compared to the second quarter ended August 3, 1997

        Net Sales

        Net sales increased to $73.2 million for the second quarter of fiscal 1998 from $48.3 million for the second quarter of fiscal 1997, an increase of $24.9 million, or 51.6%. Of this $24.9 million increase, $8.0 million was attributable to net sales generated by new stores opened in fiscal 1997 not yet included in the comparable store base, $6.4 million was attributable to net sales generated by 38 new stores opened in fiscal 1998 not yet included in the comparable store base, $5.3 million was attributable to a 12.6% increase in comparable store net sales in the second quarter of fiscal 1998, $3.4 million was attributable to the 15 Good Vibrations stores acquired in fiscal 1997 not yet included in the comparable store base and $2.2 million was attributable to 20 stores that have been expanded or relocated to the larger format and not yet included in the comparable store base. Partially offsetting this increase was a $.4 million decrease in net sales attributable to the closing of four stores during fiscal 1997. The increase in comparable store net sales was primarily attributable to increases in comparable store net sales of juniors, shoes, accessories merchandise and, to a lesser extent, increases in comparable store net sales of young men's merchandise. Net sales of footwear and junior female apparel represented approximately 29% of total net sales for the second quarter of fiscal 1998 compared to 24% for the second quarter of fiscal 1997. Retail prices of the Company's merchandise remained relatively unchanged in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 and had no significant impact on the net sales increase for the second quarter of fiscal 1998.

        Gross Margin

        Gross margin, after buying, distribution and occupancy costs, increased to $24.6 million for the second quarter of fiscal 1998 from $15.8 million for the second quarter of fiscal 1997, an increase of $8.8 million, or 55.7%. As a percentage of net sales, gross margin increased to 33.6% from 32.7%. Of this .9% increase, net merchandise margins increased 1.2% as a percentage of net sales for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 due to an increase in initial markup and, to a lesser extent, a decrease in markdowns as a percentage of net sales and .5% was due to a decrease in occupancy costs as a percentage of net sales which was related to higher comparable store net sales and higher total net sales. These increases were offset by higher distribution costs of .8% as a percentage of net sales for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997, which were due to startup costs and higher occupancy costs related to the new distribution center facility.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $16.6 million for the second quarter of fiscal 1998 from $11.4 million for the second quarter of fiscal 1997, an increase of $5.2 million, or 45.6%. As a percentage of net sales, these expenses decreased to 22.7% from 23.6%. Of this .9% net decrease as a percentage of net sales, .5% was due to a decrease in general and administrative expenses as a percentage of net sales, .2% was attributable to a decrease in store selling expenses as a percentage of net sales and .2% was due to a decrease in store expansion/relocation and closing expenses as a percentage of net sales. These decreases as a percentage of net sales were primarily a result of leveraging these expenses over higher total net sales.

        Income Tax Expense

        Income tax expense was $3.2 million in the second quarter of fiscal 1998 compared to $1.9 million for the second quarter of fiscal 1997. The effective income tax rate was 39.4% for the second quarter of fiscal 1998 as compared to 39.5% for the second quarter of fiscal 1997.

The twenty-six weeks ended August 2, 1998 as compared to the twenty-six weeks ended August 3, 1997

        Net Sales

        Net sales increased to $134.4 million for the first half of fiscal 1998 from $87.3 million for the first half of fiscal 1997, an increase of $47.1 million, or 54.0%. Of this $47.1 million increase, $18.5 million was attributable to net sales generated by new stores opened in fiscal 1997 not yet included in the comparable store base, $10.3 million was attributable to a 13.6% increase in comparable store net sales in the first half of fiscal 1998, $7.9 million was attributable to net sales generated by 38 new stores opened in fiscal 1998 not yet included in the comparable store base, $6.8 million was attributable to the 15 Good Vibrations stores acquired in fiscal 1997 not yet included in the comparable store base and $4.3 million was attributable to 20 stores that have been expanded or relocated to the larger format and not yet included in the comparable store base. Partially offsetting this increase was a $.7 million decrease in net sales attributable to the closing of four stores during fiscal 1997. The increase in comparable store net sales was primarily attributable to increases in comparable store net sales of juniors, shoes, accessories merchandise and, to a lesser extent, increases in comparable store net sales of young men's merchandise. Net sales of footwear and junior female apparel represented approximately 29% of total net sales for the first half of fiscal 1998 compared to 22% for the first half of fiscal 1997. Retail prices of the Company's merchandise remained relatively unchanged in the first half of fiscal 1998 compared to the first half of fiscal 1997 and had no significant impact on the net sales increase for the first half of fiscal 1998.

        Gross Margin

        Gross margin, after buying, distribution and occupancy costs, increased to $44.2 million for the first half of fiscal 1998 from $27.6 million for the first half of fiscal 1997, an increase of $16.6 million, or 60.1%. As a percentage of net sales, gross margin increased to 32.9% from 31.6%. Of this 1.3% increase, net merchandise margins increased 1.1% as a percentage of net sales for the first half of fiscal 1998 compared to the first half of fiscal 1997 due to an increase in initial markup and, to a lesser extent, a decrease in markdowns as a percentage of net sales and .7% was due to a decrease in occupancy costs as a percentage of net sales which was related to higher comparable store net sales and higher total net sales. These increases were offset by higher distribution costs of .5% as a percentage of net sales for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997, which were due to startup costs and higher occupancy costs related to the new distribution center facility.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $31.7 million for the first half of fiscal 1998 from $21.3 million for the first half of fiscal 1997, an increase of $10.4 million, or 48.8%. As a percentage of net sales, these expenses decreased to 23.6% from 24.4%. Of this .8% net decrease as a percentage of net sales, .4% was attributable to a decrease in store selling expenses as a percentage of net sales, .3% was due to a decrease in general and administrative expenses as a percentage of net sales and .1% was due to a decrease in store expansion/relocation and closing expenses as a percentage of net sales. These decreases as a percentage of net sales were primarily a result of leveraging these expenses over higher total net sales.

        Income Tax Expense

        Income tax expense was $5.1 million in the first half of fiscal 1998 compared to $2.6 million for the first half of fiscal 1997. The effective income tax rate was 39.5% for first half of fiscal 1998 compared to 39.6% for the first half of fiscal 1997.

 LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories. During the first half of fiscal 1998, the Company also used funds for the relocation of and capital improvements to its new corporate offices and distribution facility.

        Net cash provided by operating activities for the first half of fiscal 1998 was $2.6 million compared to $1.3 million for the first half of fiscal 1997. This $1.3 million increase was primarily attributable to an increase in net income of $3.9 million and an increase in depreciation and amortization of $1.6 million, offset by a decrease in accounts payable net of merchandise inventories of $1.9 million and a decrease in accrued liabilities and taxes of $2.3 million. Working capital at August 2, 1998 was $46.4 million compared to $48.1 million at February 1, 1998, a decrease of $1.7 million. The decrease in working capital was primarily due to capital expenditures for the construction of 38 new stores and nine expansions/relocations opened in the first half of fiscal 1998, offset by higher operating cash flows. Inventories at August 2, 1998 were $47.8 million compared to $32.1 million at February 1, 1998, an increase of $15.7 million. This increase was primarily related to opening 38 new stores and relocating nine stores with in excess of 50% larger average square footage than their previous locations. The increase in accounts payable of $7.7 million at August 2, 1998 compared to February 1, 1998 was primarily attributable to the increase in inventories at August 2, 1998.

        Net cash used in investing activities was $5.1 million for the first half of fiscal 1998 compared to $28.7 million for the first half of fiscal 1997. Net cash invested in property and equipment was $17.8 million for the first half of fiscal 1998 compared to $9.0 million for the first half of fiscal 1997. The increase in capital expenditures was due to an increase in the number of new stores opened and, to a lesser extent, an increase in the number of stores expanded/relocated in the first half of fiscal 1998 compared to the first half of fiscal 1997, as well as capital expenditures for the new corporate offices and distribution facilities in the first half of fiscal 1998. There were $12.4 million in short-term investment maturities in the first half of fiscal 1998 compared to $19.7 in purchases of short term investments in the first half of fiscal 1997.

        Net cash provided by financing activities for the first half of fiscal 1998 was $.7 million compared to $30.4 million for the first half of fiscal 1997. In the second quarter of fiscal 1997, the Company received $30.1 million for 1,960,875 shares of common stock issued pursuant to a registered public stock offering. In the first half of fiscal 1998, the Company received proceeds of $.7 million from the exercise of stock options compared to $.3 million in the first half of fiscal 1997. At August 2, 1998, the Company had $5.7 million in letters of credit outstanding.

        The Company has a credit facility with a bank, which expires in August 1999. The credit facility provides for a $15.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (8.50% at August 2, 1998). At August 2, 1998, the Company had $5.7 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At August 2, 1998, the Company was in compliance with all of its covenants.

        The Company plans to open approximately 35 stores and expand or relocate approximately six existing stores during the remainder of fiscal 1998. The Company estimates that capital expenditures during the remainder of fiscal 1998 will be approximately $14 million.

        The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close and records closing costs as stores are closed or identified to be closed. The Company closed no stores in the first half of fiscal 1998. The Company anticipates closing one store in the third quarter of fiscal 1998 and two in the fourth quarter of fiscal 1998.

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

NEW ACCOUNTING PRONOUNCEMENTS

        Comprehensive Income -- The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), in the first quarter 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), foreign currency translation adjustments and gains/losses associated with investments available for sales. The adoption of SFAS 130 required no additional disclosure for the Company and did not have a material effect on the Company's financial position or results of operations.

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

YEAR 2000 COMPLIANCE

        The Company has completed a Year 2000 review of its computer and information systems in preparation for the year 2000.

        The Company's material merchandise, financial and store computer software systems are provided by third-party vendors and are used with minor modifications by the Company. Many of these software vendors have provided, and the Company believes that others will provide, updated software versions as part of the normal periodic software upgrade process that address the year 2000 issue. Generally, this upgrade process is expected to be completed by the end of fiscal 1998 and does not cost the Company additional amounts beyond normal recurring annual software maintenance fees paid by it. While the Company will incur internal staff costs as well as certain outside consulting and other expenditures related to its year 2000 compliance efforts, the total incremental expenses incurred are not expected to have a material impact on the Company's financial condition or results of operations.

        The Company's most significant software system includes purchase order management, open order reporting, open-to-buy, receiving, distribution, basic stock replenishment, inter-store transfers, inventory and price management, general ledger and accounts payable functions. This system has been upgraded and has been certified by the software vendor as year 2000 compliant. In addition, the Company uses a recently installed materials handling system at its new distribution center and the vendor of this system has advised the Company that the system is year 2000 compliant.

        With regard to vendors, the Company is currently contacting its significant merchandise vendors regarding their state of year 2000 readiness. None of such vendors accounted for more than 9% of the Company's net sales for fiscal 1997. The Company also uses numerous third-party vendors to provide other goods and services, as well as office, distribution center and other supplies to the Company and its stores. There is no assurance that the systems of the vendors from whom the Company receives merchandise, goods and services will be timely converted or that any failure on their part to convert would not have an adverse impact on the Company if a number of such vendors fail to address the year 2000 issue on a timely basis.

SAFE HARBOR STATEMENT

        The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the future economic performance of the Company. The forward-looking statements and associated risks set forth herein may include or relate to: (i) the planned opening of approximately 35 stores and expansion or relocation of six stores during the remainder of fiscal 1998; (ii) the anticipated closing of three stores in the second half of fiscal 1998; (iii) the $14.0 million estimate of capital expenditures for the remainder of fiscal 1998,
(iv) sufficiency of the Company's working capital, bank line of credit and cash flows from operating activities for the Company's future operating and capital requirements and (v) the Company's plans to complete its Year 2000 conversion on a timely basis and the ability of the Company's vendors to resolve their Year 2000 issues.

        The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (i) the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, and hire and train employees; (ii) management's ability to manage the Company's planned expansion; (iii) the availability of merchandise from the Company's vendors and private brand sources; (iv) the effect of economic conditions; (v) the effect of competitive pressures from other retailers; and (vi) any unanticipated problems or delays in the completion by the Company of Year 2000 conversions or the failure of vendors to do so. Results actually achieved thus may differ materially from expected results in these statements.

                            PART II-OTHER INFORMATION

Item 1 - Legal Proceedings - Not Applicable

Item 2 - Changes in Securities and Use of Proceeds - Not Applicable

Item 3 - Defaults Upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders
a) The 1998 Annual Meeting of the Shareholders of the Company was held on May 21, 1998 and adjourned and reconvened on June 1, 1998 and June 18, 1998 (the "1998 Annual Meeting").

b) At the 1998 Annual Meeting , Greg H. Weaver, Pearson C. Cummin III, Peter L. Harris, Julius Jensen III and Sally Frame Kasaks were elected as Directors of the Company until the Company's next annual meeting of shareholders and until their successors are elected and qualified.

c) In addition to the election of directors, the shareholders voted on and approved the following matters at the 1998 Annual Meeting convened on May 21,1998: the Pacific Sunwear of California, Inc. Incentive Compensation Plan and the Pacific Sunwear of California, Inc. Employee Stock Purchase Plan. The 1998 Annual Meeting was adjourned and reconvened on June 1, 1998 and June 18, 1998 to vote on an amendment to the Company's 1992 Stock Award Plan increasing the number of shares authorized under such plan by 400,000 shares. The shareholders voted on and approved this amendment to the Company's 1992 Stock Award Plan at the Annual Meeting reconvened on June 18, 1998.

Voting at the 1998 Annual Meeting for the election of directors was as set forth below. Each of the nominees identified below was elected a director.


NAME                       VOTES CAST FOR           VOTES WITHHELD
----                       --------------           --------------
Greg H. Weaver               10,918,311                 153,626

Pearson C. Cummin III        10,918,312                 153,625

Peter L. Harris              10,918,312                 153,625

Julius Jensen III            10,918,311                 153,626

Sally Frame Kasaks           10,918,312                 153,625



With respect to the approval of the Pacific Sunwear of California, Inc. Employee Stock Purchase Plan, 10,910,235 votes were cast for approval, 159,674 votes were cast against, 2,028 votes abstained and there were no broker non- votes.

With respect to the approval of the Pacific Sunwear of California, Inc. Incentive Compensation Plan, 10,988,715 votes were cast for approval, 80,001 votes were cast against, 3,221 votes abstained and there were no broker non-votes.

With respect to the approval of the amendment to the Company's 1992 Stock Award Plan, 6,620,790 votes were cast for approval, 6,182,693 votes were cast against, 4,573 votes abstained and there were no broker non-votes.

Item 5 - Other Information - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

          (a) Exhibits:

              (10) The Pacific Sunwear of California, Inc. Amended and
                   Restated 1992 Stock Award Plan

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

                                       Pacific Sunwear of California, Inc.
                                       (Registrant)


Date: September 2, 1998                /s/   GREG H. WEAVER
                                       ----------------------------------------
                                       Greg H. Weaver
                                       Chairman of the Board
                                       and Chief Executive Officer


Date: September 2, 1998                /s/   CARL W. WOMACK
                                       ----------------------------------------
                                       Carl W. Womack
                                       Senior Vice President, Chief
                                       Financial Officer and Secretary

                                 EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------

  10 The Pacific Sunwear of California, Inc. Amended and Restated 1992 Stock Award Plan

  27               Financial Data Schedule