Form 10-Q
period 1998-11-01
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1998-12-09
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1998

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

        The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at December 4, 1998 was 20,463,055.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 1, 1998

                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements:
            Consolidated Balance Sheets as of November 1, 1998 (unaudited)
              and February 1, 1998.............................................    3
            Consolidated Statements of Operations (unaudited) for the third quarter and nine months ended November 1, 1998 and
              November 2, 1997.................................................    4
            Consolidated Statements of Cash Flows (unaudited) for the nine
              months ended November 1, 1998 and November 2, 1997...............    5
            Notes to Consolidated Financial Statements.........................  6-8

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................... 8-12

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings....................................................   13
Item 2.   Changes in Securities and Use of Proceeds............................   13
Item 3.   Defaults Upon Senior Securities......................................   13
Item 4.   Submission of Matters to a Vote of Security Holders..................   13
Item 5.   Other Information....................................................   13
Item 6.   Exhibits and Reports on Form 8-K.....................................   13

          SIGNATURE PAGE.......................................................   14

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                   NOVEMBER 1,           FEBRUARY 1,
                                                                      1998                   1998
                                                                  -------------         -------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                              $  10,885,055         $  14,781,566
  Short-term investments (Note 2)                                            --            12,742,666
  Accounts receivable                                                 1,661,913             1,009,839
  Merchandise inventories                                            49,487,931            32,122,341
  Prepaid expenses, includes $3,377,194 and $2,832,739
    of prepaid rent, respectively                                     5,067,568             4,364,537
  Prepaid income tax                                                    458,700                    --
  Deferred taxes                                                      1,916,935             1,916,935
                                                                  -------------         -------------
    Total current assets                                             69,478,102            66,937,884

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                             46,363,858            36,327,054
  Furniture, fixtures and equipment                                  42,902,097            29,416,189
                                                                  -------------         -------------
                                                                     89,265,955            65,743,243
  Less accumulated depreciation and amortization                    (24,585,673)          (20,342,749)
                                                                  -------------         -------------
    Net property and equipment                                       64,680,282            45,400,494

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $678,709
    and $440,297, respectively                                        7,685,034             7,923,446
  Other assets                                                        2,725,807             1,404,234
                                                                  -------------         -------------
    Total other assets                                               10,410,841             9,327,680
                                                                  -------------         -------------
              Total assets                                        $ 144,569,225         $ 121,666,058
                                                                  =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $  10,929,179         $   8,916,915
  Accrued liabilities (Note 5)                                        7,785,632             8,834,161
  Income taxes payable                                                       --             1,068,276
                                                                  -------------         -------------
    Total current liabilities                                        18,714,811            18,819,352
DEFERRED COMPENSATION                                                 2,139,078             1,114,374
DEFERRED RENT                                                         4,553,396             3,746,246
DEFERRED TAXES                                                        1,423,029             1,423,029

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01; authorized, 5,000,000;
    none issued and outstanding
  Common stock, par value $.01; authorized 50,625,000
    shares; issued and outstanding, 21,070,374 and
    20,617,337 shares, respectively                                     210,704               206,173
  Additional paid-in capital                                         68,451,201            63,271,086
  Retained earnings                                                  49,077,006            33,085,798
                                                                  -------------         -------------
    Total shareholders' equity                                      117,738,911            96,563,057
                                                                  -------------         -------------
       Total liabilities and shareholders' equity                 $ 144,569,225         $ 121,666,058
                                                                  =============         =============

                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      FOR THE THIRD QUARTER ENDED               FOR THE NINE MONTHS ENDED
                                                  ------------------------------------    ------------------------------------
                                                  NOVEMBER 1, 1998    NOVEMBER 2, 1997    NOVEMBER 1, 1998    NOVEMBER 2, 1997
                                                  ----------------    ----------------    ----------------    ----------------
Net sales                                           $ 91,778,786        $ 65,312,228        $226,144,231        $152,571,105
Cost of goods sold, including buying,
  distribution and occupancy costs                    59,142,689          41,641,155         149,325,239         101,343,997
                                                    ------------        ------------        ------------        ------------
Gross margin                                          32,636,097          23,671,073          76,818,992          51,227,108
Selling, general and administrative expenses          19,422,592          14,536,882          51,164,679          35,858,585
                                                    ------------        ------------        ------------        ------------
Operating income                                      13,213,505           9,134,191          25,654,313          15,368,523
Interest income                                          237,146             465,822             776,895             855,412
                                                    ------------        ------------        ------------        ------------
Income before income tax expense                      13,450,651           9,600,013          26,431,208          16,223,935
Income tax expense (Note 4)                            5,313,000           3,796,000          10,440,000           6,416,000
                                                    ------------        ------------        ------------        ------------
Net income                                          $  8,137,651        $  5,804,013        $ 15,991,208        $  9,807,935
                                                    ============        ============        ============        ============
Net income per share, basic (Note 3)                $       0.39        $       0.28        $       0.77        $       0.51
                                                    ------------        ------------        ------------        ------------
Net income per share, diluted (Note 3)              $       0.38        $       0.27        $       0.74        $       0.49
                                                    ------------        ------------        ------------        ------------
Weighted average shares outstanding, basic
  (Note 3)                                            21,015,525          20,489,984          20,818,233          19,404,720
                                                    ============        ============        ============        ============
Weighted average shares outstanding,
 diluted (Note 3)                                     21,637,763          21,234,479          21,596,864          20,132,936
                                                    ============        ============        ============        ============

                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   FOR THE NINE MONTHS ENDED
                                                              --------------------------------------
                                                              NOVEMBER 1, 1998      NOVEMBER 2, 1997
                                                              ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 15,991,208         $  9,807,935

Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                   7,453,229            4,863,186

   Change in:
     Accounts receivable                                            (652,074)            (868,231)
     Merchandise inventories                                     (17,365,590)         (14,314,232)
     Prepaid expenses                                               (703,031)            (451,322)
     Deposits and other assets                                    (1,359,074)            (470,166)
     Accounts payable                                              2,012,264            6,847,472
     Accrued liabilities                                          (1,048,529)           1,602,366
     Income taxes and deferred income taxes                        2,226,303            1,993,100
     Deferred rent                                                   807,150              449,166
     Deferred compensation                                         1,024,704              553,242
                                                                ------------         ------------
        Net cash provided by operating activities                  8,386,560           10,012,516

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short  term investments                                   --          (24,395,534)
   Short term investment maturities                               12,742,666            7,719,000
   Acquisition, net of cash acquired                                      --          (10,414,634)
   Investment in property and equipment                          (26,457,104)         (15,907,345)
                                                                ------------         ------------
        Net cash used in investing activities                    (13,714,438)         (42,998,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                             --           30,085,073
   Cash paid in lieu of fractional shares due to 3-for-2
     stock split                                                     (28,929)              (2,187)
   Proceeds from exercise of stock options                         1,460,296              408,410
                                                                ------------         ------------
        Net cash provided by financing activities                  1,431,367           30,491,296
                                                                ------------         ------------
NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS:                                                 (3,896,511)          (2,494,701)
  CASH AND CASH EQUIVALENTS, beginning of period                  14,781,566            9,962,626
                                                                ------------         ------------
  CASH AND CASH EQUIVALENTS, end of period                      $ 10,885,055         $  7,467,925
                                                                ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                      $         --         $      2,381
  Income taxes                                                  $  8,213,697         $  4,422,900

--------------------------------------------------------------------------------
Non-cash transaction: During the nine months ended November 1, 1998 and November 2, 1997, the Company recorded an increase to additional paid-in capital of $3,753,279 and $998,119, respectively, related to tax benefits associated with the exercise of non-qualified stock options.

                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited except for the February 1, 1998 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its wholly-owned subsidiary (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

         The Company's fiscal year is the 52- or 53-week period which ends on the Sunday closest to the end of January. "Fiscal 1998" is a 52-week period which ends January 31, 1999.

         In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the third quarter and nine months ended November 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1999. For further information, refer to the financial statements and notes thereto as of and for the years ended February 1, 1998, February 2, 1997 and February 4, 1996.

NOTE 2 - CASH AND CASH EQUIVALENTS; SHORT-TERM INVESTMENTS

         Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

         Short-term investments consist of highly liquid investments with original maturities between three and twelve months. Management determines the proper classifications of investments at the time of purchase and reevaluates such designations as of each balance sheet date. At November 1, 1998, all securities were classified as held-to-maturity under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" based on the Company's positive intent and ability to hold the securities to maturity. In accordance with SFAS No. 115, these securities are carried at amortized cost, which approximates fair market value.

NOTE 3 - NET INCOME PER SHARE, BASIC AND DILUTED

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), in the fourth quarter of fiscal 1997. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Earnings per share for the third quarter and nine months ended November 2, 1997 have been restated in accordance with SFAS 128.

The following table summarizes the computation of EPS:


THIRD QUARTER ENDED:                             NOVEMBER 1, 1998                                  NOVEMBER 2, 1997
                                    ------------------------------------------       ------------------------------------------
                                        NET                          PER SHARE          NET                           PER SHARE
                                      INCOME           SHARES         AMOUNT           INCOME         SHARES           AMOUNT
                                    ----------       ----------      ---------       ----------      ----------       ---------
BASIC EPS:
Net Income                          $8,137,651       21,015,525        $0.39         $5,804,013      20,489,984         $0.28

DILUTED EPS:
Effect of dilutive stock options                        622,238                                         744,495
Net Income                          $8,137,651       21,637,763        $0.38         $5,804,013      21,234,479         $0.27


NINE MONTHS ENDED:                             NOVEMBER 1, 1998                                  NOVEMBER 2, 1997
                                    ------------------------------------------       ------------------------------------------
                                        NET                          PER SHARE          NET                           PER SHARE
                                      INCOME           SHARES         AMOUNT           INCOME         SHARES           AMOUNT
                                    ----------       ----------      ---------       ----------      ----------       ---------
BASIC EPS:
Net Income                          $15,991,208      20,818,233         $0.77        $9,807,935      19,404,720          $0.51

DILUTED EPS:
Effect of dilutive stock options                        778,631                                         728,216
Net Income                          $15,991,208      21,596,864         $0.74        $9,807,935      20,132,936          $0.49

         Options to purchase 124,970 and 27,404 shares of common stock in the third quarter of fiscal 1998 and the third quarter of fiscal 1997, respectively, and 67,709 and 57,407 in the first nine months of fiscal 1998 and the first nine months of fiscal 1997, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

         Stock Split - On June 8, 1998, the Company effected a three-for-two stock split. Earnings per share and share outstanding amounts have been restated to give retroactive effect to the stock split in these financial statements.

NOTE 4 - FEDERAL AND STATE INCOME TAX EXPENSE

         The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 5 - ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                NOVEMBER 1,       FEBRUARY 1,
                                                                   1998              1998
                                                                -----------       ----------
Accrued compensation and benefits                               $3,231,671        $4,185,159
Reserve for store expansion/relocation and closing costs         1,344,565           954,823
Other accrued liabilities                                          988,225           901,719
Sales tax payable                                                  954,956           568,931
Accrued employee medical plan benefits payable                     685,521           239,937
Gift certificates and store merchandise credits                    544,159           778,390
Accrued costs related to corporate relocation                       36,535         1,205,202
                                                                ----------        ----------
                                                                $7,785,632        $8,834,161
                                                                ==========        ==========

NOTE 6 - SUBSEQUENT EVENT

         The Company's Board of Directors has authorized a stock repurchase program. This repurchase program allows the purchase of up to a total of 1.0 million shares of the Company's Common Stock. As of December 4, 1998, the Company had repurchased 617,500 shares for an aggregate purchase price of $8.3 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The thirteen weeks ended November 1, 1998 (third quarter) as compared to the thirteen weeks ended November 2, 1997 (third quarter)

         Net Sales

         Net sales increased to $91.8 million for the third quarter of fiscal 1998 from $65.3 million for the third quarter of fiscal 1997, an increase of $26.5 million, or 40.6%. Of this $26.5 million increase, $12.4 million was attributable to net sales generated by 65 new stores opened in fiscal 1998 not yet included in the comparable store base, $7.3 million was attributable to net sales generated by new stores opened or acquired in fiscal 1997, as well as Pacific Sunwear stores converted to "d.e.m.o." stores, and not yet included in the comparable store base, $4.6 million was attributable to an 8.2% increase in comparable store net sales in the third quarter of fiscal 1998 and $2.3 million was attributable to 20 stores that have been expanded or relocated to the larger format and not yet included in the comparable store base. d.e.m.o. is a retail concept the Company has introduced and to date, the Company has opened 15 d.e.m.o. stores. Partially offsetting this increase was a $.1 million decrease in net sales attributable to the closing of one store during fiscal 1997 and one store during fiscal 1998. The increase in comparable store net sales was primarily attributable to increases in comparable store net sales of juniors, shoes and accessories merchandise. Net sales of footwear and junior female apparel represented approximately 28% of total net sales for the third quarter of fiscal 1998 compared to 24% for the third quarter of fiscal 1997. Retail prices of the Company's merchandise remained relatively unchanged in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 and had no significant impact on the net sales increase for the third quarter of fiscal 1998.

         Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $32.6 million for the third quarter of fiscal 1998 from $23.7 million for the third quarter of fiscal 1997, an increase of $8.9 million, or 37.6%. As a percentage of net sales, gross margin decreased to 35.6% from 36.2%. Of this .6% decrease, net merchandise margins decreased .3% as a percentage of net sales for the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 due to an increase in markdowns as a percentage of net sales, .1% was due to an increase in occupancy costs as a percentage of net sales which were related to more new store openings in the third quarter of fiscal 1998 than the third quarter of fiscal 1997 and .2% was due to higher distribution costs as a percentage of net sales for the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997, related to higher occupancy costs of the Company's new distribution center facility.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $19.4 million for the third quarter of fiscal 1998 from $14.5 million for the third quarter of fiscal 1997, an increase of $4.9 million, or 33.8%. As a percentage of net sales, these expenses decreased to 21.2% from 22.3%. Of this 1.1% net decrease as a percentage of net sales, 1.2% was due to a decrease in general and administrative expenses as a percentage of net sales and .4% was due to a decrease in store expansion/relocation and closing expenses as a percentage of net sales. These decreases as a percentage of net sales were primarily a result of leveraging these expenses over higher total net sales. Offsetting these decreases was a .5% increase in store selling expenses as a percentage of net sales due to more new store openings in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997.

         Income Tax Expense

         Income tax expense was $5.3 million in the third quarter of fiscal 1998 compared to $3.8 million for the third quarter of fiscal 1997. The effective income tax rate was 39.5% for the third quarter of fiscal 1998 and the third quarter of fiscal 1997.

         November 1998 Comparable Store Sales

         While the Company had an 8.2% increase in comparable store net sales in the third quarter of fiscal 1998, comparable store net sales decreased 1.6% during the month of November. The Company's junior and accessory business experienced same store sales growth in November but November same store sales were adversely affected by a decrease during the month in young men's apparel sales, particularly in young men's wide leg pant sales. The Company anticipates that its young men's apparel business, which represents approximately 60% of total sales, may continue to be adversely affected for several more months after which pants seasonally decrease in importance. The Company plans to refocus its spring (February and March) pant assortments to include cleaner looks and narrower leg openings in response to the decrease in demand for wide leg pants. Any continued weakness in the young men's apparel business will adversely affect the Company's comparable store net sales, gross margins and results of operations.

The thirty-nine weeks ended November 1, 1998 ( nine months) as compared to the thirty-nine weeks ended November 2, 1997 (nine months)

         Net Sales

         Net sales increased to $226.1 million for the first nine months of fiscal 1998 from $152.6 million for the first nine months of fiscal 1998, an increase of $73.5 million, or 48.2%. Of this $73.5 million increase, $32.4 million was attributable to net sales generated by new stores opened or acquired in fiscal 1997, as well as Pacific Sunwear to d.e.m.o. format conversions, and not yet included in the comparable store base, $20.3 million was attributable to net sales generated by 65 new stores opened in fiscal 1998 not yet included in the comparable store base, $14.9 million was attributable to an 11.3% increase in comparable store net sales in the first nine months of fiscal 1998 and $6.7 million was attributable to 20 stores that have been expanded or relocated to the larger format and not yet included in the comparable store base. Partially offsetting this increase was a $.8 million decrease in net sales attributable to the closing of four stores during fiscal 1997 and one store during fiscal 1998. The increase in comparable store net sales was primarily attributable to increases in comparable store net sales of juniors, shoes, accessory merchandise and, to a lesser extent, increases in comparable store net sales of young men's merchandise. Net sales of footwear and junior female apparel represented approximately 29% of total net sales for the first nine months of fiscal 1998 compared to 23% for the first nine months of fiscal 1997. Retail prices of the Company's merchandise remained relatively unchanged in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 and had no significant impact on the net sales increase for the first nine months of fiscal 1998.

         Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $76.8 million for the first nine months of fiscal 1998 from $51.2 million for the first nine months of fiscal 1997, an increase of $25.6 million, or 50.0%. As a percentage of net sales, gross margin increased to 34.0% from 33.6%. Of this
 .4% increase, net merchandise margins increased .5% as a percentage of net sales for the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 due to an increase in initial markup and, to a lesser extent, a decrease in markdowns as a percentage of net sales and .3% was due to a decrease in occupancy costs as a percentage of net sales which related to higher comparable store net sales and higher total net sales. These increases were offset by higher distribution costs of .4% as a percentage of net sales for the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997, was related to startup costs and higher occupancy costs of the Company's new distribution center facility.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $51.2 million for the first nine months of fiscal 1998 from $35.9 million for the first nine months of fiscal 1997, an increase of $15.3 million, or 42.6%. As a percentage of net sales, these expenses decreased to 22.6% from 23.5%. Of this .9% decrease as a percentage of net sales, .6% was due to a decrease in general and administrative expenses as a percentage of net sales, .1% was attributable to a decrease in store selling expenses as a percentage of net sales, and .2% was due to a decrease in store expansion/relocation and closing expenses as a percentage of net sales. These decreases as a percentage of net sales were primarily a result of leveraging these expenses over higher total net sales.

         Income Tax Expense

         Income tax expense was $10.4 million in the first nine months of fiscal 1998 compared to $6.4 million for the first nine months of fiscal 1997. The effective income tax rate was 39.5% for first nine months of fiscal 1998 and for the first nine months of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories. During the first nine months of fiscal 1998, the Company also used funds for the relocation of and capital improvements to its new corporate offices and distribution facility.

         Net cash provided by operating activities for the first nine months of fiscal 1998 was $8.4 million compared to $10.0 million for the first nine months of fiscal 1997. This $1.6 million decrease was primarily attributable to an increase in merchandise inventories net of accounts payable of $7.9 million and a decrease in accrued liabilities and taxes of $2.4 million, offset by an increase in net income of $6.2 million and an increase in depreciation and amortization of $2.5 million. Working capital at November 1, 1998 was $50.8 million compared to $48.1 million at February 1, 1998, an increase of $2.7 million. The increase in working capital was primarily due to increases in merchandise inventories, prepaid income taxes, and accounts receivable offset by an increase in capital expenditures for the construction of 65 new stores and 14 expansions/relocations completed in the first nine months of fiscal 1998. Inventories at November 1, 1998 were $49.5 million compared to $32.1 million at February 1, 1998, an increase of $17.4 million. This increase was primarily related to opening 65 new stores and expanding/relocating 14 stores with in excess of 50% larger average square footage than their previous locations. The increase in accounts payable of $2.0 million at November 1, 1998 compared to February 1, 1998 was attributable to the increase in inventories at November 1, 1998.

         Net cash used in investing activities was $13.7 million for the first nine months of fiscal 1998 compared to $43.0 million for the first nine months of fiscal 1997. Net cash invested in property and equipment was $26.5 million for the first nine months of fiscal 1998 compared to $15.9 million for the first nine months of fiscal 1997. The increase in capital expenditures was due to an increase in the number of new stores opened and, to a lesser extent, an increase in the number of stores expanded/relocated in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997, as well as capital expenditures for the new corporate office and distribution facilities in the first nine months of fiscal 1998. There were $12.7 million in short-term investment maturities in the first nine months of fiscal 1998 compared to $24.4 million in purchases of short term investments and $7.7 million in short-term investment maturities in the first nine months of fiscal 1997.

         Net cash provided by financing activities for the first nine months of fiscal 1998 was $1.4 million compared to $30.5 million for the first nine months of fiscal 1997. In the second quarter of fiscal 1997, the Company received $30.1 million for 1,960,875 shares of common stock issued pursuant to a registered public stock offering. In the first nine months of fiscal 1998, the Company received proceeds of $1.5 million from the exercise of stock options compared to $.4 million in the first nine months of fiscal 1997. At November 1, 1998, the Company had $4.5 million in letters of credit outstanding.

         The Company has a credit facility with a bank, which expires in August 1999. The credit facility provides for a $15.0 million line of credit, which can be used for cash advances, commercial letters of credit and ship side bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (8.0% at November 1, 1998). At November 1, 1998, the Company had $4.5 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios. At November 1, 1998, the Company was in compliance with all of its covenants.

         The Company plans to open approximately ten stores (all of which will be Pacific Sunwear stores) and expand or relocate one existing store during the remainder of fiscal 1998. The Company estimates that capital expenditures during the remainder of fiscal 1998 will be approximately $3.7 million.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close and records closing costs as stores are closed or identified to be closed. The Company closed one store in the first nine months of fiscal 1998. The Company anticipates closing three stores in the fourth quarter of fiscal 1998.

         The Company's Board of Directors has authorized a stock repurchase program. This repurchase program allows the purchase of up to a total of 1.0 million shares of the Company's Common Stock. As of December 4, 1998, the Company had repurchased 617,500 shares for an aggregate purchase price of $8.3 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

         Comprehensive Income -- The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), in the first quarter 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale. The adoption of SFAS 130 required no additional disclosure for the Company and did not have a material effect on the Company's financial position or results of operations.

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

YEAR 2000 READINESS

         The Company has completed a year 2000 review of its information technology and non-information technology systems in preparation for the year 2000.

         The Company's material merchandise, financial and store computer software systems are provided by third-party vendors and are used with minor modifications by the Company. Many of these software vendors have provided, and the Company believes that others will provide, updated software versions as part of the normal periodic software upgrade process that address, or will address, the year 2000 issue. Generally, this upgrade process is expected to be completed by the end of fiscal 1998 and does not cost the Company additional amounts beyond normal recurring annual software maintenance fees paid by it. While the Company will incur internal staff costs as well as certain outside consulting and other expenditures related to its year 2000 readiness efforts, the total incremental expenses are not expected to have a material impact on the Company's financial condition or results of operations. As of November 1, 1998, the Company had incurred less than $100,000 in expenses relating to its year 2000 readiness efforts. The source of funds for these expenses has been the Company's working capital, and the Company anticipates that it will fund its additional year 2000 expenses from its working capital.

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

         With regard to the Company's vendors, the Company is currently contacting its significant merchandise vendors regarding their state of year 2000 readiness. Management plans to complete the Company's assessment of the year 2000 readiness of its significant vendors by the end of the first quarter of fiscal 1999. None of such vendors accounted for more than 9% of the Company's net sales for fiscal 1997. The Company also uses numerous third-party vendors to provide other goods and services, as well as office, distribution center and other supplies to the Company and its stores. There is no assurance that the systems of the vendors from whom the Company receives merchandise, goods and services will be year 2000 ready or that any failure on their part to be year 2000 ready would not have an adverse impact on the Company if a number of such vendors fail to be year 2000 ready on a timely basis.

         The year 2000 issue presents a number of risks and uncertainties that could impact the Company, from the failure of one or several of the Company's significant vendors to timely fill the Company's merchandise orders to public utility failures affecting the company's retail stores. The Company is currently analyzing these risks and uncertainties and plans to develop contingency plans to address certain of the material risks and uncertainties. While the Company continues to believe the year 2000 issues described above will not materially affect its financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

SAFE HARBOR STATEMENT

         The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the future economic performance of the Company. The forward-looking statements and associated risks set forth herein may include or relate to: (i) the planned opening of approximately ten stores and expansion or relocation of one store during the remainder of fiscal 1998; (ii) the anticipated closing of three stores in the fourth quarter of fiscal 1998; (iii) the statement that the young men's apparel business may continue to be adversely affected for several months; (iv) the $3.7 million estimate of capital expenditures for the remainder of fiscal 1998; (v) sufficiency of the Company's working capital, bank line of credit and cash flows from operating activities for the Company's future operating and capital requirements and (vi) the Company's plans to complete its year 2000 readiness efforts on a timely basis, the ability of the Company's vendors to resolve their year 2000 issues and the Company's intention to fund its year 2000 readiness efforts from the Company's working capital.

         The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (i) the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, and hire and train employees; (ii) management's ability to manage the Company's planned expansion; (iii) the availability of merchandise from the Company's vendors and private brand sources; (iv) the Company's inability at any time to anticipate, identify or react timely and appropriately to changes in fashion trends; (v) the effect of economic conditions, including adverse changes in levels of consumer spending or decreases in the amount of discretionary income of the Company's target customers; (vi) the effect of competitive pressures from other retailers and (vii) any unanticipated problems or delays in the completion by the Company of year 2000 conversions or the failure of vendors to do so. Results actually achieved thus may differ materially from expected results in these statements. These factors may also at any time affect the Company's results of operations and its financial condition.

                            PART II-OTHER INFORMATION

Item 1 - Legal Proceedings - Not Applicable

Item 2 - Changes in Securities and Use of Proceeds - Not Applicable

Item 3 - Defaults Upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5 - Other Information - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits:

             (3.1) Amendment, dated August 18, 1998, to the Second Amended and Restated Bylaws of Pacific Sunwear of California, Inc.

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


                                        Pacific Sunwear of California, Inc.
                                        (Registrant)


Date: December 7, 1998                  /s/ GREG H. WEAVER
                                        ----------------------------------------
                                        Greg H. Weaver
                                        Chairman of the Board
                                        and Chief Executive Officer


Date: December 7, 1998                  /s/ CARL W. WOMACK
                                        ----------------------------------------
                                        Carl W. Womack
                                        Senior Vice President, Chief
                                        Financial Officer and Secretary

                                 EXHIBIT INDEX

            EXHIBIT
            NUMBER                       DESCRIPTION
            -------                      -----------

             (3.1) Amendment, dated August 18, 1998, to the Second Amended and Restated Bylaws of Pacific Sunwear of California, Inc.

             (27)    Financial Data Schedule