Form 10-K
period 1999-01-31
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1999-04-13
CIK 874841

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

                   For the fiscal year ended: January 31, 1999

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from_____________ to__________

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

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 19, 1999 was approximately $650 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

         On March 19, 1999 the registrant had 20,463,242 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

         Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries ("the Company" or "the Registrant") is a leading specialty retailer of primarily mall-based stores selling everyday casual apparel, accessories and footwear designed to meet the lifestyle needs of active teens and young adults. The Company's customers are primarily young men aged 12 to 24, as well as young women of the same age, who generally prefer a casual look. The Company believes its stores are differentiated by a carefully edited selection of popular and emerging brands, which are offered together with the Company's own private brands. The Company believes its merchandise selection enhances its image with its customers as a key fashion resource for the casual teen wardrobe. As of the year ended January 31, 1999 ("fiscal 1998"), Pacific Sunwear operated 342 stores in 43 states nationwide in the following regions: 92 stores in the Northeast (27% of the Company's stores), 79 stores in the Midwest (23% of the Company's stores), 70 stores in the Southeast (20% of the Company's stores), 50 stores in California (15% of the Company's stores) and 51 stores in the Western/Middle region (15% of the Company's stores).

         The Company operates under the following store formats:

         Pacific Sunwear stores - The Company's original and primary store format, also referred to as "PacSun," offers a complete selection of shirts, shorts, pants, overshirts, sweatshirts, outerwear, footwear and accessories in order to satisfy the casual wardrobe needs of its customers. Within each merchandise classification, Pacific Sunwear stores offer a broad selection, with the goal of being viewed by its customers as the dominant retailer in its niche. At the end of fiscal 1998, the Company operated 318 Pacific Sunwear stores primarily in enclosed regional shopping malls.

         Until 1995 Pacific Sunwear stores averaged approximately 2,000 square feet. In late 1995, the Company increased its average new store size to approximately 3,000 square feet. Beginning in the year ended February 2, 1997 ("fiscal 1996"), the Company has also enlarged the size of certain existing smaller Pacific Sunwear stores through expansion or relocation. The Company expanded or relocated 15 Pacific Sunwear stores in fiscal 1998 and expanded or relocated 15 Pacific Sunwear stores in the year ended February 1, 1998 ("fiscal 1997"). At the end of fiscal 1998, the Company operated 188 Pacific Sunwear stores in its larger format and 129 in its smaller format. In addition, the Company operates one larger format Pacific Sunwear store in a non-mall street location in Manhattan, New York.

         Pacific Sunwear Outlet - These stores average approximately 4,000 square feet and are located in value-oriented outlet malls, both open-air and enclosed. This format carries a selection similar to the Pacific Sunwear mall stores, with an emphasis on value pricing. The merchandise offerings at Pacific Sunwear Outlets consist primarily of off-price brand merchandise, private-brand merchandise and a smaller selection of full-priced branded merchandise. At the end of fiscal 1998, the Company operated nine Pacific Sunwear Outlet stores.

         d.e.m.o. - In fiscal 1998, the Company introduced a new store concept named "d.e.m.o." The Company opened 15 d.e.m.o. stores during fiscal 1998, of which five were new stores and ten were existing Pacific Sunwear stores converted to the d.e.m.o. format. d.e.m.o. stores offer a broad assortment of popular and emerging cross-cultural brands that primarily target young men aged 16 to 24, and, to a lesser extent, young women. There is no merchandise overlap with Pacific Sunwear stores or Pacific Sunwear Outlet stores.

STRATEGY

         The Company's goal is to be the dominant nationwide specialty retailer of everyday casual apparel, footwear and accessories catering primarily to the teen market through multiple retail formats and channels. The Company's target customers are young men and women between the ages of 12 and 24. The Company believes its customers want to stay abreast of fashion trends and continually seek newness in their everyday wear. The Company endeavors to satisfy such demands by offering a complete wardrobe selection representing fashion trends considered timely by the Company's target customers. The principal aspects of the Company's strategy are as follows:

         Offer a Broad Assortment. Pacific Sunwear stores and Pacific Sunwear Outlets offer a complete selection of shirts, shorts, pants, overshirts, sweatshirts, outerwear, footwear and accessories in order to satisfy the casual wardrobe needs of its customers. d.e.m.o. stores offer a complete selection of cross-cultural brands in T-shirts, shirts, shorts, pants, overshirts, sweatshirts, outerwear and accessories. Within each merchandise classification, the Company's stores offer a broad selection, with the goal of being viewed by its customers as the dominant retailer in its niche.

         Create a Pacific Sunwear Brand Image. The Company strives to make the "Pacific Sunwear" and "PacSun" names synonymous with distinctive and high-quality merchandise for the casual teen lifestyle. In recent years Pacific Sunwear customers and employees have adopted the nickname "PacSun" and the Company uses "PacSun" in some of its in-store signage and marketing. Pacific Sunwear stores and Pacific Sunwear Outlets project a strong brand image by offering a carefully edited selection of popular and "cutting-edge" brands, together with the Company's own exclusive brands. Key brands in young men's apparel offered by Pacific Sunwear stores and Pacific Sunwear Outlets include Billabong, Quiksilver, O'Neill, Rusty and Redsand. Key brands in juniors include Roxy (Quiksilver), O'Neill, Billabong, 26 Red Sugar and Mudd. Key brands in footwear include Vans, Soaps, Etnies and DC shoes. Pacific Sunwear stores and Pacific Sunwear Outlets also offer a wide selection of private brand merchandise under various labels including "Bullhead," "Breakdown" and "Venus Girl Trap," which are targeted at specific customer segments. The Company believes that offering high-quality private brands contributes to its status as a key fashion resource for the casual teen lifestyle and differentiates Pacific Sunwear stores and Pacific Sunwear Outlets from its competitors.

         To further strengthen the Pacific Sunwear brand image, the Company initiated a national print advertising campaign for the year ending January 30, 2000 ("fiscal 1999"). The ads have appeared and will appear in major magazines that target teens and young adults. The Company is also sponsoring lifestyle events consistent with the Pacific Sunwear brand image, including the 1999 Vans Warped Tour.

         Create a d.e.m.o. Brand Image. The Company strives to make the "d.e.m.o." name synonymous with distinctive and high-quality cross-cultural merchandise. The Company seeks to project a strong brand image among its customers by offering a carefully edited selection of popular brands. Key brands in d.e.m.o. include Fubu, Tommy Hilfiger, Mecca, Polo, Enyce and Wu Wear. Initially, d.e.m.o. offers a limited selection of private brand merchandise but the Company expects to increase the percentage of private brand sales in d.e.m.o. stores.

         Actively Manage Merchandise Trends. The Company does not attempt to dictate fashion, but instead devotes considerable effort to identifying emerging fashion trends. By using focus groups, listening to its customers and store employees, monitoring sell-through trends, testing small quantities of new merchandise in a limited number of stores, and maintaining domestic and international sourcing relationships, the Company enhances its ability to identify and respond to emerging fashion trends and to develop new private brand styles in order to maximize existing fashion trends. The Company believes its proactive strategy helps minimize fashion risk and the potential need for significant markdowns, while permitting a rapid response to changing fashions and the timely roll out of new merchandise.

         Maintain Strong Vendor Relationships. The Company views its vendor relationships as important to its success, and promotes frequent personal interaction with its vendors. The Company believes many of its vendors view Pacific Sunwear stores, Pacific Sunwear Outlets and d.e.m.o. stores as important distribution channels, in many cases as one of their largest customers, which enhance their own brand image in the eyes of the customer.

         Provide Attentive Customer Service. The Company is committed to offering courteous, professional and nonintrusive customer service. The Company strives to give its customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Responding to the expressed preferences of its customers, the Company trains its employees to greet each customer, to give prompt and courteous assistance when asked, and to thank customers after purchases are made, but to refrain from giving extensive unsolicited advice to its shoppers. Pacific Sunwear stores and Pacific Sunwear Outlets are designed to give a sense of "controlled clutter," with extensive wall displays and a background of popular music. Additionally, the stores provide a friendly and social atmosphere for teens, while also providing a comfortable environment for parents and other adults. d.e.m.o. offers a similar format, with attractive and brand-focused merchandise displays and a background of hip-hop music. The Company believes the combination of its attentive customer service and its unique store environments is integral to its success.

         Store Growth Strategy. The Company intends to continue its store growth through the opening of new stores under its three formats. During fiscal 1999, the Company plans to open approximately 108 new stores of which 67 will be Pacific Sunwear stores, 16 will be Pacific Sunwear Outlet stores and 25 will be d.e.m.o. stores. The Company also plans to expand or relocate 15 existing smaller Pacific Sunwear stores during fiscal 1999. See "--Expansion."

         Internet Strategy. The Company launched its website in June 1998 at www.pacificsunwear.com. This website includes information about store locations, branded vendors, promotions, store events, surveys, employment opportunities and investor relations. The Company anticipates that it will begin selling merchandise over the internet in the summer of 1999.

The Company intends to offer a limited selection of current season branded and private brand merchandise on the site. All of Pacific Sunwear stores key brands are expected to participate. The Company will also allow online customers to return merchandise to Pacific Sunwear stores. Recently the Company acquired the rights to the name "pacsun.com" and intends to primarily market its website under this name. Pacsun.com will be initially marketed in Pacific Sunwear stores. In the future the Company intends to expand its community and content sections and also expects to launch additional marketing efforts.

MERCHANDISING

   Merchandise

         Pacific Sunwear stores and Pacific Sunwear Outlet stores offer a complete selection of t-shirts, shirts, shorts, pants, overshirts, sweatshirts, outerwear, footwear and accessories in order to satisfy the casual wardrobe needs of their teen customers. d.e.m.o. stores pursue a similar merchandising strategy with a completely separate group of brands. Within each merchandise classification, the Company's stores offer a broad selection, with the goal of being viewed by its customers as the dominant retailer in its niche.


         The following table sets forth the Company's merchandise assortment by classification as a percentage of net sales for the periods shown:


                                                               FISCAL YEAR ENDED
                                                           --------------------------
                                                           JAN. 31,  FEB. 1,   FEB. 2,
                                                            1999      1998      1997
                                                           -------   ------    ------
Young men's t-shirts, knit and woven tops                    25 %      27 %      34 %
Juniors                                                      22        16         8
Young men's pants                                            16        19        17
Accessories (hats, sunglasses and other)                     12        11        13
Young men's bermuda shorts, board shorts and swimwear         9        10        12
Young men's sweatshirts, outerwear and overshirts             8        10        12
Footwear                                                      8         7         4
                                                             --        --        --
Total                                                        100%     100%      100%
                                                             ===      ===       ===

         Pacific Sunwear stores and Pacific Sunwear Outlet stores offer many of the brands best known by their target customers, as well as other "cutting-edge" brands that reflect fashion trends considered timely by their customers. Key brands in young men's apparel include Billabong, Quiksilver, O'Neill, Rusty, Redsand, HIC, Stussy and Kikwear. In the juniors category, many of the brands offered are lines offered by existing young men's vendors, such as Roxy (Quiksilver), Rusty, O'Neill and 26 Red Sugar. In addition, Pacific Sunwear stores and Pacific Sunwear Outlets offer junior-focused vendors, such as Paris Blues, Mudd and Dawls. The Company believes that offering merchandise designed specifically for young women broadens its customer base. Prominent footwear brands offered by Pacific Sunwear stores include Vans, Soaps, Etnies, DC shoes and Skechers. Key brands in d.e.m.o. include Fubu, Tommy Hilfiger, Mecca, Polo, Enyce and Wu Wear. In fiscal 1998 and fiscal 1997 approximately 64% and 62%, respectively, of the Company's net sales consisted of brand name merchandise. No vendor accounted for more than 9% of net sales during fiscal 1998.

         Pacific Sunwear stores and Pacific Sunwear Outlets also offer a wide selection of private brand merchandise, most notably under the labels "Bullhead," "Breakdown," "Trans 9," "Venus Girl Trap," "Tilt" and "Good Vibes," each of which is targeted at a specific customer segment. d.e.m.o. stores currently offer a limited selection of private brand merchandise under the labels "Proto 23" and "Factor". The Company expects to increase the percentage of private brand sales in d.e.m.o. stores, which accounted for only 5% of d.e.m.o. net sales in fiscal 1999. The Company believes that offering high-quality private brands contributes to its status as a key fashion resource for the casual lifestyle and differentiates the Company from its competitors. First introduced in the late 1980s, the Company's most established private brands are those designed for its young male customer. Beginning in late 1995, Pacific Sunwear introduced private brand merchandise designed for juniors, which corresponds by label and brand positioning to the young men's lines. In addition, the Company introduced new private brands targeted specifically to the junior customer. The Company believes that the development of its brand image among its target customers is enhanced by its private brands. In addition, the private brands provide an opportunity to broaden its customer base by providing merchandise of comparable quality to brand name merchandise at lower prices, to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to provide the Company with a greater degree of control over the flow of its merchandise. The Company's private brand merchandise is designed and sourced internally by an 18-person product development group in collaboration with the Company's buying staff. The product development staff also oversees the manufacture and delivery of the private brand merchandise, with manufacturing done on a contract basis domestically, in Asia and in Mexico. Private brand sales accounted for 36% and 38% of the Company's net sales for fiscal 1998 and fiscal 1997, respectively.

   Vendor and Contract Manufacturer Relationships

         The Company views its vendor relationships as important to its success and promotes frequent personal interaction with its vendors. The Company believes many of its vendors view Pacific Sunwear stores, Pacific Sunwear Outlets and d.e.m.o. stores as important distribution channels, in many cases as one of their largest customers, which enhance their own brand image in the eyes of the customer. The Company's vendor base currently includes more than 250 vendors. The Company maintains strong and interactive relationships with its vendors, many of whose philosophies of controlled distribution and merchandise development are consistent with the Company's strategy. The Company generally purchases merchandise from vendors who prefer distributing through specialty retailers, small boutiques and, in some cases, better department stores, rather than distributing their merchandise through mass market channels.

         To encourage the design and development of new merchandise, the Company frequently shares ideas regarding fashion trends and merchandise sell-through information with its vendors. The Company also suggests merchandise design and fabrication with certain vendors. The Company encourages the development of new vendor relationships by attending trade shows and through its weekly "Open-house Wednesday" program, during which new vendors are encouraged to make presentations of their merchandise to the Company's buying and product development staffs. A number of the Company's key vendors have been introduced to the Company through this program.

         The Company has cultivated its private brand sources with a view towards high-quality merchandise, production reliability and consistency of fit. The Company sources its private brand merchandise both domestically and internationally in order to benefit from the lower costs associated with foreign manufacturing and the shorter lead times associated with domestic manufacturing.

         The Company's business is dependant upon its ability to offer current season, brand name apparel at competitive prices and in adequate quantities. Some of the Company's vendors have limited resources, production capacities and operating histories and some have intentionally limited the distribution of their merchandise. The inability or unwillingness on the part of key vendors to expand their operations to keep pace with the anticipated growth of Pacific Sunwear stores, Pacific Sunwear Outlets and d.e.m.o. stores, or the loss of one or more key vendors or private brand sources for any reason, could have a material adverse effect on the Company's business.

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

         The Company's corporate offices and distribution center are located in Anaheim, California. The Company relocated its distribution center and corporate offices in close proximity to the previous location in fiscal 1998. The Company believes its new distribution center is capable of servicing at least 700 stores. All merchandise is delivered by its vendors to the main facility, where it is inspected, received into the Company's computer system, allocated to stores, ticketed when necessary, and boxed for distribution to the Company's stores. Each store is typically shipped merchandise three to five times a week, providing it with a steady flow of new merchandise. The Company uses a national and a regional small package carrier to ship merchandise to its stores and occasionally uses air freight during peak selling periods.

STORES

   Locations

         The Company has expanded from 11 stores in California at the end of fiscal 1986 to 342 stores in 43 states at the end of fiscal 1998. The regional breakdown of the Company's stores is as follows: 92 stores in the Northeast (27% of the Company's stores), 79 stores in the Midwest (23% of the Company's stores), 70 stores in the Southeast (20% of the Company's stores), 50 stores in California (15% of the Company's stores) and 51 stores in the Western/Middle region (15% of the Company's stores).

         The table below sets forth the number of stores located in each state as of the end of fiscal 1998:

         TABLE OF STORES BY STATE:

         State                   No. of Stores      State                   No of Stores
         -----                   -------------      -----                   ------------
         Alabama                      1             Montana                       1
         Arizona                      8             Nebraska                      2
         California                  50             North Carolina                4
         Colorado                     5             New Hampshire                 3
         Connecticut                  8             New Jersey                   18
         Delaware                     2             New Mexico                    1
         Florida                     43             Nevada                        3
         Georgia                      7             New York                     20
         Idaho                        1             Ohio                         16
         Iowa                         3             Oklahoma                      2
         Illinois                    15             Oregon                        2
         Indiana                      7             Pennsylvania                 18
         Kansas                       3             South Carolina                1
         Kentucky                     2             South Dakota                  1
         Louisiana                    4             Tennessee                     4
         Massachusetts               11             Texas                        17
         Maryland                     9             Utah                          2
         Maine                        2             Virginia                      9
         Michigan                    14             Vermont                       1
         Minnesota                    7             Washington                    5
         Missouri                     5             Wisconsin                     4
                                                    West Virginia                 1


   Store Expansion

     During fiscal 1999, the Company plans to increase its current store base by opening approximately 108 new stores, of which 67 will be Pacific Sunwear stores, 16 will be Pacific Sunwear Outlet stores and 25 will be d.e.m.o. stores. The Company also plans to expand or relocate 15 existing smaller Pacific Sunwear stores. The Company has identified regional malls in major metropolitan areas for potential new store expansion, subject to financial return and site selection criteria. The Company also intends to open two Pacific Sunwear stores in non-mall street locations in fiscal 1999. Of the approximately 108 stores the Company expects to open in fiscal 1999, leases have been executed for 67 stores.

     In fiscal 1998, the Company opened 64 new Pacific Sunwear stores in the following states: California (1), Colorado (4), Delaware (1), Florida (7), Iowa
(2), Idaho (1), Illinois (2), Indiana (1), Kansas (2), Louisiana (1), Massachusetts (2), Maryland (3), Maine (2), Minnesota (2), Missouri (5), Montana
(1), North Carolina (1), New Jersey (2), New York (4), Ohio (1), Oklahoma (1), Oregon (1), Pennsylvania (2), Tennessee (1), Texas (6), Utah (2), Virginia (4), Vermont (1) and Wisconsin (1). The Company opened five Pacific Sunwear Outlet stores in fiscal 1998 in the following states: Illinois (1), Michigan (1), New York (2) and Virginia (1) bringing the total to nine Pacific Sunwear Outlet stores at the end of fiscal 1998. The Company opened 15 d.e.m.o. stores in fiscal 1998, of which five were new stores and ten were existing Pacific Sunwear stores converted to the d.e.m.o. format, in the following states: California
(2), Florida (7), Illinois (1), Louisiana (1), Michigan (1), New Jersey (2) and New York (1).

     The Company's site selection strategy is to locate its stores primarily in regional malls serving markets which meet its demographic criteria, including average household income and population density. The Company also considers mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. The Company currently seeks Pacific Sunwear store locations of approximately 3,000-3,500 square feet primarily in high-traffic locations within a mall. The Company currently seeks d.e.m.o. store locations of approximately 2,000 square feet primarily in high-traffic locations within regional malls with similar selection and demographic criteria. The Company currently seeks Pacific Sunwear Outlet store locations of approximately 4,000 square feet primarily in high- traffic value-oriented outlet malls, both open-air and enclosed.

      The Company's average cost per store across all formats, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $222,000 and $241,000 in fiscal 1998 and fiscal 1997, respectively. The average cost of expanding or relocating a store was approximately $309,000 and $280,000 in fiscal 1998 and fiscal 1997, respectively. The average total cost to build new stores and relocate or expand stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company's average initial inventory for new stores opened in fiscal 1998 was as follows: approximately $126,000 for Pacific Sunwear stores, approximately $220,000 for Pacific Sunwear Outlet stores and approximately $96,000 for d.e.m.o. stores. The Company's initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

     The Company's continued growth depends on its ability to open and operate stores on a profitable basis. The Company's ability to expand successfully will be dependent upon a number of factors, including sufficient demand for the Company's merchandise in its existing and new markets, customer acceptance of its new store formats, and the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management-level and other employees.

   Store Operations

     Store operations are managed by a Vice President of Stores, five regional managers and 37 district managers, each of whom typically manages from eight to 10 stores. These managers and individual store managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. Each store also has a co-manager, an assistant manager and approximately four to 10 sales associates. Company stores are open during mall shopping hours. The Company has well-established store operating policies and procedures and an extensive four week in-store training program for new store managers and co-managers. The Company places great emphasis on its loss prevention program in order to control inventory shrinkage. This program includes the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention, and monitoring of returns, voids and employee sales. Since fiscal 1991, the Company has achieved an inventory shrinkage rate of less than 1.0% of net sales in each fiscal year, which the Company believes is among the lowest shrinkage rates among national specialty apparel retailers.

INFORMATION SYSTEMS

     The Company's merchandise, financial and store computer systems are fully integrated and operate using IBM equipment. The systems have been in operation since 1986, and the software, which is primarily provided by one of the largest vendors to the retail trade, is regularly upgraded or modified as needs arise or change. See-- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness." The Company's information systems provide management, buyers and planners comprehensive data which helps them identify emerging trends and manage inventories. The systems include purchase order management, open order reporting, open-to-buy, receiving, distribution, merchandise allocation, basic stock replenishment, inter-store transfers, inventory and price management. Weekly best/worst item sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories and are frequently revised to reflect changes in demand for a particular item or classification.

     All of the Company's stores have a point-of-sale system operating on IBM in-store computer hardware. The system features bar-coded ticket scanning, automatic price look-up, dial-out check and credit authorization and automatic nightly transmittal of data between the store and the Company's corporate offices. Each of the regional and district managers use a laptop computer and can instantly access Company-wide information, including actual and budgeted sales by store, district and region; transaction information; and payroll data. The Company believes its management information systems are adequate to support its planned expansion at least through fiscal 2000.

COMPETITION

     The retail apparel, footwear and accessory business is highly competitive. Pacific Sunwear stores, Pacific Sunwear Outlets and d.e.m.o. stores compete on a national level with certain leading department stores and national chains that offer the same or similar brands and styles of merchandise. The Company's stores also compete with a wide variety of regional and local specialty stores, such as Abercrombie and Fitch, American Eagle Outfitters, The Buckle, Gadzooks, The Gap and Wet Seal. Many of the Company's competitors are larger and have significantly greater resources than the Company. The Company believes the principal competitive factors in its industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.



TRADEMARKS AND SERVICE MARKS

     Pacific Sunwear is the owner in the United States of the service marks "Pacific Sunwear of California," "Good Vibrations," "Betty's Space," and the trademarks "Pacific Sunwear," "Pac Sun," "Good Vibrations," "Good Vibes," "Bullhead," "Breakdown," "Diversion," "Trans 9," "Proto 23," "Factor," "Island Force," "Hoax," "Violation," "Rare Brew," "d.e.m.o.," "Betty's Space," "Lulu," "Venus Girl Trap," "Distortion" and "Tilt." The Company has also registered many of its marks outside of the United States. The Company believes its rights in its marks are important to its business and the Company intends to maintain its marks and the related registrations.

EMPLOYEES

     At January 31, 1999, Pacific Sunwear had approximately 4,058 employees of whom 130 were employed in general and administrative functions at the Company's corporate headquarters, 60 were employed in distribution center functions, 46 were employed as regional or district managers and approximately 3,822 were store employees, of whom approximately 2,700 were part-time. A significant number of seasonal employees are hired during peak selling periods. None of the Company's employees is represented by a labor union, and the Company believes that its relationships with its employees are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles, present and past positions of persons serving as executive officers or key employees of the Company as of March 18, 1999.

EXECUTIVE OFFICERS:               AGE            POSITION
-------------------               ---            --------
Greg H. Weaver                     45            Chairman of the Board and Chief Executive Officer
Timothy M. Harmon                  47            President and Chief Merchandising Officer
Carl W. Womack                     47            Senior Vice President, Chief Financial Officer and
                                                 Secretary
KEY EMPLOYEES:
Gary C.W. Hunt                     48            Vice President of Product Development
Robert G. Entersz                  53            Vice President of Merchandising, Juniors, Footwear
                                                    and Accessories
Robert M. Sayre                    43            Vice President of Merchandising, Young Men's
                                                    and Outlets
Larry J. Fesler                    48            Vice President of Stores
Shelley Smith                      40            Vice President of Real Estate
Ronald L. Ehlers                   47            Vice President of Information Systems
Frank J. Schools                   41            Vice President of Finance
Mark A. Kibler                     40            Vice President of Distribution

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

         Robert G. Entersz joined the Company in November 1995 as Vice President of Merchandising and currently oversees Juniors, Footwear and Accessories. Prior to joining the Company, he was President of Journey's, a specialty shoe retailer, from May 1993 to February 1995. Previously he was Executive Vice President at Broadway Southwest, a department store, from January 1991 to April 1993. Prior to that, he was Senior Vice President and General Merchandise Manager at Rich's, a division of Federated Department Stores.

         Robert M. Sayre joined the Company in February of 1997 as Vice President of Merchandising and currently oversees Young Men's and Outlets. Prior to joining the Company, he was General Merchandising Manager at J. Rigging's, a division of Edison Brothers Stores, Inc., where he was employed from March 1991 to December 1996. Previously, he was Vice President of Menswear at Harold's & Old School Clothing Company, a regional apparel retailer, from May 1990 to October 1990. Prior to that, he was employed at Britches of Georgetown, a regional apparel retailer, from May 1979 to April 1990.

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

         Mark A. Kibler joined the Company in August 1998 as Vice President of Distribution. Previously, he was Vice President of Distribution for L.A. Gear Inc., a footwear and apparel wholesaler, from March 1988 to July 1998. Prior to that, he served as Division Distribution Manager for Mervyns, a department store, from February 1980 to March 1988.

ITEM 2. PROPERTIES

         The Company's corporate offices and distribution center are located in Anaheim, California. The Company relocated its distribution center and corporate offices in close proximity to the previous location in fiscal 1998. The Company's new corporate offices and distribution facility occupy an aggregate of approximately 197,000 square feet of a larger building, under a lease expiring in February 2008. In addition, the Company has leased the remaining portion of the same building (approximately 70,000 square feet) under a lease expiring in February 2008. The Company has subleased this portion of the building with an option to terminate the sublease at the Company's discretion after five years.

         The majority of the Company's stores are leased with initial lease terms ranging from approximately eight to ten years. Substantially all leases for the Company's stores provide for percentage rent, in excess of specified minimums, based upon net sales.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock trades on the Nasdaq National Market under the symbol "PSUN". The following table sets forth for the quarterly periods indicated the high and low bid prices per share of the common stock, adjusted to give retroactive effect to the three-for-two stock splits effected in June 1998 and October 1997, as reported by Nasdaq:

FISCAL 1998       HIGH             LOW           FISCAL 1997           HIGH           LOW
-----------       ----             ---           -----------           ----           ---
1st Quarter      $30.67           $18.17         1st Quarter          $16.11        $11.45
2nd Quarter       39.38            28.00         2nd Quarter           17.53         11.45
3rd Quarter       34.56            17.50         3rd Quarter           20.33         12.89
4th Quarter       26.06            12.00         4th Quarter           23.00         16.00

         As of March 19, 1999, the number of holders of record of common stock of the Company was approximately 250 and the number of beneficial holders of the common stock is in excess of 3,000.

         The Company has never declared or paid any dividends on its common stock and does not intend to pay any dividends on its common stock in the foreseeable future. In addition, the Company's current line of credit arrangements prohibit the payment of cash dividends on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA

         The balance sheet and income statement data as of January 31, 1999 and February 1, 1998 and for each of the three fiscal years in the period ended January 31, 1999 are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected operating data below also should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. The balance sheet and income statement data as of February 2, 1997, February 4, 1996, and January 29, 1995 and for each of the two fiscal years in the period ended February 4, 1996 are derived from audited consolidated financial statements of the Company, which are not included herein.

                                                                                 FISCAL YEAR ENDED (1)
                                                    ---------------------------------------------------------------------------
                                                     JAN. 31,        FEB. 1,          FEB. 2,         FEB. 4,          JAN 29,
                                                       1999            1998            1997            1996             1995
                                                    ----------      ----------      ----------      ----------       ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
CONSOLIDATED INCOME STATEMENT DATA:
Net sales                                           $  321,125      $  227,130      $  155,261      $  112,921       $   85,316
Cost of goods sold (including buying,
distribution and occupancy costs)                      212,859         150,219         106,126          80,788           59,481
                                                    ----------      ----------      ----------      ----------       ----------
Gross margin                                           108,266          76,911          49,135          32,133           25,835
Selling, general and administrative expenses            70,369          51,093          37,126          27,996           20,033
                                                    ----------      ----------      ----------      ----------       ----------
Operating income                                        37,897          25,818          12,009           4,137            5,802
Net interest income                                        977           1,248             237              63              307
                                                    ----------      ----------      ----------      ----------       ----------
Income before income tax expense                        38,874          27,066          12,246           4,200            6,109
Income tax expense                                      15,369          10,707           4,834           1,576            2,258
                                                    ----------      ----------      ----------      ----------       ----------
Net income                                          $   23,505      $   16,359      $    7,412      $    2,624       $    3,851
                                                    ==========      ==========      ==========      ==========       ==========
Net income per share, diluted (2)                   $     1.09      $     0.80      $     0.40      $     0.15       $     0.21
                                                    ==========      ==========      ==========      ==========       ==========
Weighted average shares outstanding,
  diluted (2)                                           21,489          20,430          18,682          18,053           17,949
                                                    ==========      ==========      ==========      ==========       ==========
SELECTED CONSOLIDATED OPERATING DATA:
Stores open at end of period                               342             272             209             182              128
Stores opened during period                                 74              52              30              55               46
Stores acquired during period                               --              15              --              --               --
Stores closed during period                                  4               4               3               1                1
Capital expenditures (000's)                        $   31,603      $   21,020      $    8,126      $    9,761       $   11,474
Average net sales per gross square foot (3) (4)     $      403      $      408      $      377      $      340       $      378

Average net sales per store (3) (4)                 $1,034,000      $  959,000      $  792,000      $  684,000       $  761,000
Square footage of gross store space at end of
  period                                               888,507         679,357         455,607         364,069          251,537

Comparable store net sales increase
 (decrease) (4) (5)                                        8.6%           15.1%           15.7%           (2.2)%            2.3%
CONSOLIDATED BALANCE SHEET DATA:
Working capital                                     $   47,545      $   48,119      $   21,690      $   14,800       $   16,436
Total assets                                           147,775         121,666          65,705          51,471           45,295
Long-term debt                                              --              --              --             406              781
Shareholders' equity                                $  116,697      $   96,563      $   47,546      $   38,309       $   35,420

----------
(1) Except for the fiscal year ended February 4, 1996, which included 53 weeks, all fiscal years presented included 52 weeks.

(2) Adjusted to give effect to the three-for-two stock splits effected as of June 8, 1998, October 9, 1997 and October 9, 1996.

(3) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.

(4) These amounts have been adjusted to exclude the fifty-third week in the fiscal year ended February 4, 1996.

(5) Stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening. Commencing in fiscal 1996, in conjunction with the expansion or relocation of certain stores to the larger format, the Company excluded each such store's net sales results from the first day of the month of its expansion or relocation. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its expansion or relocation. Commencing in fiscal 1998, in conjunction with the conversion of certain stores to the d.e.m.o. format, the Company excluded each such store's net sales results from the first day of the month of its conversion. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its conversion to the d.e.m.o. format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-K. Commencing in fiscal 1996, in conjunction with the expansion or relocation of certain stores to the larger format, the Company excluded each such store's net sales results from the first day of the month of its expansion or relocation. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its expansion or relocation. Commencing in fiscal 1998, in conjunction with the conversion of certain stores to the d.e.m.o. format, the Company excluded each such store's net sales results from the first day of the month of its conversion. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its conversion to the d.e.m.o. format. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Cautionary Note Regarding Forward-Looking Statements and Risk Factors" in this section.

RESULTS OF OPERATIONS

         The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the fiscal years indicated:


                                                        AS A PERCENTAGE OF NET SALES,
                                                        FISCAL YEAR ENDED YEAR ENDED
                                                        ----------------------------
                                                         JAN.31,   FEB. 1,  FEB. 2,
                                                          1999      1998     1997
                                                         -----     -----     -----
Net sales                                                100.0%    100.0%    100.0%
Cost of goods sold (including buying, distribution
 and occupancy costs)                                     66.3      66.1      68.4
                                                         -----     -----     -----
Gross margin                                              33.7      33.9      31.6
Selling, general and administrative expenses              21.9      22.5      23.9
                                                         -----     -----     -----
Operating income                                          11.8      11.4       7.7
Interest income, net                                       0.3       0.5       0.2
                                                         -----     -----     -----
Income before income tax expense                          12.1      11.9       7.9
Income tax expense                                         4.8       4.7       3.1
                                                         -----     -----     -----
Net income                                                 7.3%      7.2%      4.8%
                                                         =====     =====     =====

Number of stores open at end of period                     342       272       209

FISCAL 1998 COMPARED TO FISCAL 1997

Net Sales

         Net sales increased to $321.1 million in fiscal 1998 from $227.1 million in fiscal 1997, an increase of $94.0 million, or 41.4%. Of this $94.0 million increase, $36.8 million was attributable to net sales generated by 74 new stores opened in fiscal 1998 and not yet included in the comparable store base, $33.3 million was attributable to net sales generated by new stores opened or acquired in fiscal 1997, as well as Pacific Sunwear stores converted to the d.e.m.o. format, and not yet included in the comparable store base, $17.0 million was attributable to an 8.6% increase in comparable store net sales in fiscal 1998 compared to fiscal 1997 and $7.9 million was attributable to 30 stores that have been expanded or relocated to the larger format and not yet included in the comparable store base. Partially offsetting this increase was a $1.0 million decrease in net sales attributable to the closing of eight stores, four of which were closed during fiscal 1997 and four of which were closed during fiscal 1998. The increase in comparable store net sales was primarily attributable to increases in comparable store net sales of juniors, shoes, accessory merchandise and, to a lesser extent, increases in comparable store net sales of young men's merchandise. Net sales of junior female apparel represented approximately 22% of total net sales in fiscal 1998 compared to 16% of net sales in fiscal 1997. Retail prices of the Company's merchandise remained relatively unchanged in fiscal 1998 compared to fiscal 1997 and had no significant impact on the net sales increase for fiscal 1998.

Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $108.3 million in fiscal 1998 from $76.9 million in fiscal 1997, an increase of $31.4 million, or 40.8%. As a percentage of net sales, gross margin decreased to 33.7% from 33.9%. Of this .2% decrease, .4% was due to higher distribution costs as a percentage of net sales for fiscal 1998 compared to fiscal 1997, which was related to startup costs and higher occupancy costs of the Company's new distribution center facility and .1% was due to an increase in occupancy costs as a percentage of net sales. The increase in occupancy costs was primarily due to opening 74 new stores with lower sales volumes than mature stores and therefore higher occupancy costs as a percentage of net sales. These increases were offset by an increase in net merchandise margins of .3% as a percentage of net sales for fiscal 1998 compared to fiscal 1997 due to an increase in initial markup.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $70.4 million in fiscal 1998 from $51.1 million in fiscal 1997, an increase of $19.3 million, or 37.8%. As a percentage of net sales, these expenses decreased to 21.9% from 22.5%. Of this .6% decrease as a percentage of net sales, .5% was due to a decrease in store expansion/relocation and closing expenses as a percentage of net sales and .3% was due to a decrease in general and administrative expenses as a percentage of net sales. These decreases as a percentage of net sales were primarily a result of leveraging these expenses over higher total net sales. Offsetting these decreases was an increase in store selling expenses as a percentage of net sales of .2% due to higher store selling expenses as a percentage of net sales associated with 74 new stores. Sales volumes in new stores generally increase during the first four years of operation, while store selling expenses are generally fixed.

Net Interest Income

         Net interest income was $1.0 million in fiscal 1998 compared to $1.2 million in fiscal 1997, a decrease of $.2 million. This decrease was a result of lower average cash balances during fiscal 1998 as compared to fiscal 1997.

Income Tax Expense

         Income tax expense was $15.4 million in fiscal 1998 compared to $10.7 million in fiscal 1997. The effective income tax rate in fiscal 1998 was 39.5% compared to 39.6% in fiscal 1997.

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

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $51.1 million in fiscal 1997 from $37.1 million in fiscal 1996, an increase of $14.0 million, or 37.7%. As a percentage of net sales, these expenses decreased to 22.5% from 23.9%. Of this 1.4% decrease as a percentage of net sales, .8% was attributable to a decrease in store selling expenses as a percentage of net sales primarily as a result of an increase in comparable store net sales, .5% was due to a decrease in general and administrative expenses as a percentage of net sales as a result of leveraging these expenses over higher net sales and .1% was due to a reduction in store expansion/relocation and closing expenses as a percentage of net sales.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, relocation or expansion of selected existing stores and financing of inventories. In fiscal 1998, the Company used funds for the relocation of and capital improvements to its new corporate offices and distribution facility.

         Net cash provided by operating activities for fiscal 1998, fiscal 1997 and fiscal 1996 was $30.3 million, $18.2 million and $13.5 million, respectively. Working capital at the end of fiscal 1998, fiscal 1997 and fiscal 1996 was $47.5 million, $48.1 million and $21.7 million, respectively. Inventories at January 31, 1999 were $42.5 million compared to $32.1 million at February 1, 1998, an increase of $10.4 million or 32.4%. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas. The increase in inventories at January 31, 1999 was primarily related to opening 74 new stores and expanding/relocating 15 stores with in excess of 50% larger average square footage than their previous locations. The increase in accounts payable of $5.0 million at January 31, 1999 compared to February 1, 1998 was primarily attributable to the increase in inventories at January 31, 1999.

         Net cash used in investing activities in fiscal 1998, fiscal 1997 and fiscal 1996 was $27.7 million, $44.2 million and $8.1 million, respectively. Net cash used for investment in property and equipment in fiscal 1998, fiscal 1997 and fiscal 1996 was $31.6 million, $21.0 million and $8.1 million, respectively. Of the $31.6 million of net cash used for investment in property and equipment in fiscal 1998, $16.1 million was used for 74 new stores opened, $5.4 million was used for material handling equipment for the Company's new distribution center, $2.0 million was used for leasehold improvements, furniture and fixtures for the Company's new corporate offices as well as computer hardware and software, $4.0 million was used for the relocation and expansion of 15 existing stores and $3.0 million was used for the initial construction costs of 65 of the 108 stores to be opened in fiscal 1999. In addition, $1.0 million was used for: remodeling costs, store expansions/relocations planned for fiscal 1999 and costs of converting eleven Pacific Sunwear stores to d.e.m.o. stores. In fiscal 1998, $12.7 million of net cash was provided by short-term investment maturities. In a series of open market transactions during the fourth quarter of fiscal 1998, the Company purchased and retired 667,500 shares of its common stock at an average cost of $13.31 per share for a total cost of $8.9 million. These purchases were made pursuant to a resolution adopted by the Board of Directors in December 1998 which authorized the Company to purchase up to 1.0 million shares of its common stock.

         Net cash provided by financing activities in fiscal 1998, fiscal 1997 and fiscal 1996 was $1.7 million, $30.8 million and $.3 million, respectively. In fiscal 1998 and fiscal 1997, the Company received proceeds of $1.7 million and $.7 million, respectively, from the exercise of stock options. In fiscal 1997 the Company received net proceeds of $30.1 million from the issuance of common stock.

         The Company has a credit facility with a bank, which expires in August 2000. The credit facility provides for a $25.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (7.75 % at January 31, 1999). At January 31, 1999, the Company had $3.0 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At January 31, 1999, the Company was in compliance with all of the covenants.

         The Company has minimum annual rental commitments under existing store leases and the lease for its corporate offices and distribution center of approximately $30.0 million in fiscal 1999 and $31.1 million in fiscal 2000 and similar amounts thereafter.

         In fiscal 1998, the Company's average cost to build a new store across all formats, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $222,000. In fiscal 1998, the average cost of expanding or relocating stores was approximately $309,000. The average total cost to build new stores and relocate or expand stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company's average initial inventory for new stores opened in fiscal 1998 was as follows: approximately $126,000 for Pacific Sunwear stores, approximately $220,000 for Pacific Sunwear Outlet stores and approximately $96,000 for d.e.m.o. stores. The Company's initial inventory for new stores will vary in the future depending on various factors, including store concept, square footage and timing of store openings.

         During fiscal 1999, the Company plans to open approximately 108 new stores, of which 67 will be Pacific Sunwear stores, 16 will be Pacific Sunwear Outlet stores and 25 will be d.e.m.o. stores. The Company also plans to expand or relocate 15 existing smaller Pacific Sunwear stores. The Company estimates that capital expenditures in fiscal 1999 will total approximately $34 million.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. The Company closed four stores in fiscal 1998 and anticipates closing three to five stores in fiscal 1999.

         Management believes that the Company's working capital, bank loan agreement and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements through the end of fiscal 1999.

RECENT DEVELOPMENT

         In March 1999, the Company announced an agreement with Vans, Inc. ("Vans"), whereby a new limited liability company named Van Pac, LLC (the "LLC") was created in order to produce and distribute Vans apparel. The apparel line created by the LLC will initially be for sale in Pacific Sunwear and Vans stores only. The Company will provide product development, design, sourcing, quality control and inventory planning services to the LLC, while Vans will contribute design services and license the VANS and TRIPLE CROWN trademarks and logos to the LLC. Vans will own 51% of the LLC and the Company will own 49%. The Company anticipates launching the new line in the summer of 1999.

NEW ACCOUNTING PRONOUNCEMENTS

         Accounting for Derivatives and Hedging Activities -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS 133). SFAS 133 must be implemented by the Company in fiscal 2000. SFAS 133 is not expected to have a significant impact on the Company's consolidated financial statements.

INFLATION

         The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company's business will not be affected by inflation in the future.

SEASONALITY AND QUARTERLY RESULTS

         The Company's business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company's first quarter historically accounts for the smallest percentage of annual net sales. In fiscal 1998 and fiscal 1997, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 34% and 35%, respectively, of the Company's annual net sales and a higher percentage of the Company's operating income. In fiscal 1998, excluding net sales generated by new and relocated/expanded stores, approximately 45% of the Company's annual net sales occurred in the first half of the fiscal year and 55% in the second half. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

YEAR 2000 READINESS

         The Company has completed a year 2000 review of its information technology and non-information technology systems in preparation for the year 2000.

         The Company's material merchandise, financial and store computer software systems are provided by third-party vendors and are used with minor modifications by the Company. The software vendors have provided updated software versions as part of the normal periodic software upgrade process that address the year 2000 issue. This upgrade process has been substantially completed as of the end of fiscal 1998 and did not cost the Company additional amounts beyond normal recurring annual software maintenance fees paid by the Company. While the Company will incur internal staff costs as well as certain outside consulting and other expenditures related to its year 2000 readiness efforts, the total incremental expenses are not expected to have a material impact on the Company's financial condition or results of operations. As of January 31, 1999, the Company had incurred less than $150,000 in expenses relating to its year 2000 readiness efforts. The source of funds for these expenses has been the Company's working capital, and the Company anticipates that it will fund its additional year 2000 expenses from its working capital.

         The Company's most significant software system includes purchase order management, open order reporting, open-to- buy, receiving, distribution, basic stock replenishment, inter-store transfers, inventory and price management, general ledger and accounts payable functions. This system has been upgraded and has been certified by the software vendor as year 2000 compliant. In addition, the Company uses a recently installed materials handling system at its new distribution center and the vendor of this system has advised the Company that the system is year 2000 compliant.

         With regard to the Company's vendors, the Company has contacted its significant merchandise vendors regarding their state of year 2000 readiness and these vendors have advised the Company that they expect to be ready for the year 2000. None of these vendors accounted for more than 9% of the Company's net sales in fiscal 1998. The Company also uses numerous third-party vendors to provide other goods and services, as well as office, distribution center and other supplies to the Company and its stores. The Company has contacted its significant goods and services vendors regarding their state of year 2000 readiness and these vendors have advised the Company that they expect to be ready for the year 2000. There is no assurance that the systems of the vendors from whom the Company receives merchandise, goods and services will be year 2000 ready or that any failure on their part to be year 2000 ready would not have an adverse impact on the Company if a number of such vendors fail to be year 2000 ready on a timely basis.

         The year 2000 issue presents a number of risks and uncertainties that could impact the Company, from the failure of one or several of the Company's significant vendors to timely fill the Company's merchandise orders to public utility failures affecting the company's retail stores. The Company is currently analyzing these risks and uncertainties and has begun to develop contingency plans to address material risks related to the year 2000 issues. These contingency plans include the following:

           January 1, 2000 falls on a Saturday, when the Company's distribution center and corporate offices are normally closed. The contingency plans include operating the distribution center and corporate office systems on January 1 in order to quickly address any year 2000 issues that may arise.

         The Company's shipment of merchandise to its stores is traditionally at a low point during the time frame surrounding the immediate beginning of the new year due to the fact that the stores are primarily engaged in the promotional selldown of inventories after the holiday season. The Company plans to monitor merchandise shipments from vendors during the weeks immediately following January 1, 2000, and survey its vendors to determine if they are encountering year 2000 issues that may prevent them from delivering future shipments of merchandise on a timely basis. Contingency plans include processing substitute orders with vendors who do not have year 2000 issues.

         The Company's stores will be open for business on January 1, 2000. Contingency plans for the Company's stores include: (i) all stores will report to the corporate office during the morning of January 1, 2000 whether they are open and operating normally, or if they have encountered problems, (ii) a procedure to rank year 2000 issues reported by stores in order of importance, using the ability of the store to conduct business and process sales as the primary criteria, (iii) the Company's staff of information systems personnel will be on hand and available to work on any year 2000 issues on January 1, 2000 and (iv) the use of existing manual sales processing procedures in any affected stores until such time as any year 2000 issues are fixed.

         While the Company continues to believe the year 2000 issues described above will not materially affect its financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         This report on Form 10-K contains "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as "will result" "expects to" "will continue" "anticipates" "plans" "intends" "estimated" "projects" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors:

         FLUCTUATIONS IN COMPARABLE STORE NET SALES RESULTS. The Company's comparable store net sales results have fluctuated significantly in the past, on a monthly, quarterly and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect the Company's comparable store net sales results, including changes in fashion trends, changes in the Company's merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. The Company's comparable store net sales results for any particular fiscal month, fiscal quarter or fiscal year in the future may decrease. As a result of these or other factors the Company's future comparable store net sales results are likely to have a significant effect on the market price of the Company's common stock.

         RISKS OF NEW SPECIALTY STORE CONCEPT NAMED "d.e.m.o.". The Company's ability to expand into new concepts has not been fully tested. The Company opened the first d.e.m.o. store in April of fiscal 1998, and at the end of fiscal 1998 operated 15 d.e.m.o. stores. Accordingly, the operation of its d.e.m.o. stores is subject to numerous risks, including unanticipated operating problems, lack of experience, lack of customer acceptance, new vendor relationships and competition from existing and new retailers. There can be no assurance that the Company's d.e.m.o. stores will achieve sales and profitability levels that justify the Company's investment in this new retail format. Expansion of the d.e.m.o. format also involves other risks that could have a material adverse effect on the Company, including (i) the diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel for the d.e.m.o. stores,
(iii) risks associated with new vendors and (iv) difficulties with locating and obtaining favorable store sites and negotiating acceptable lease terms.

         INTERNET SALES. The Company intends to begin selling merchandise over the internet in the summer of 1999. The internet operations involve, among other things, internet web site design activities, investment in new systems, distribution center enhancements, training of personnel and hiring of additional personnel to handle new functions. The Company's internet operations will be subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, higher than expected volumes of traffic on the web site that could lead to system failures and the need to invest in additional computer systems to support the traffic, lack of experience in managing the new internet business, lack of customer acceptance and lack of experience in the fulfillment and shipping of individual orders to customers. There can be no assurance that the internet operations will achieve sales and profitability levels that justify the Company's investment therein. The internet operations also involve other risks that could have a material adverse effect on the Company, including (i) the diversion of management's attention from the Company's core business, (ii) the failure to reach profitability within the foreseeable future, (iii) difficulties with hiring, retention and training of key personnel to conduct the Company's internet operations, (iv) diversion of sales from Pacific Sunwear stores, (v) rapid technological change, (vi) liability for online content and (vii) risks related to the failure of the computer systems that operate the web site and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, the internet operations involves risks which are beyond the Company's control that could have a material adverse effect on the Company, including (i) price competition involving the items the Company intends to sell, (ii) the entry of the Company's vendors into the internet business, in direct competition with the Company,
(iii) the level of merchandise returns experienced by the Company, (iv) governmental regulation, (v) online security breaches, (vi) credit card fraud,
(vii) general economic conditions and economic conditions specific to the internet, online commerce and the apparel industry and (viii) competition from other internet web sites that may have significantly more capital resources and experience in internet sales than the Company.

         EXPANSION AND MANAGEMENT OF GROWTH. Pacific Sunwear's continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management's ability to manage the Company's planned expansion. During fiscal 1999, the Company plans to open approximately 108 new stores, of which 67 will be Pacific Sunwear stores, 16 will be Pacific Sunwear Outlet stores and 25 will be d.e.m.o. stores. The Company's planned expansion is dependant upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management level and other employees. Factors beyond the Company's control may also affect the Company's ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company's operations continue to grow, there could be increasing strain on the Company's resources, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

         MERCHANDISING/FASHION SENSITIVITY. The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company's failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on the Company's business, financial condition and results of operations. Misjudgements or unanticipated fashion misjudgements could have a material adverse effect on the Company's image with its customers. See Item 1. "Business - Merchandising."

         PRIVATE BRAND MERCHANDISE. Sales from private brand merchandise accounted for approximately 36% and 38% of net sales in fiscal 1998 and fiscal 1997, respectively. The Company intends to increase the percentage of net sales in private brands in the future, although there can be no assurance that the Company will be able to achieve increases in private brand sales as a percentage of net sales. Because the Company's private brand merchandise generally carries higher merchandise margins than its other merchandise, the Company's failure to anticipate, identify and react in a timely manner to fashion trends with its private brand merchandise, particularly if the percentage of net sales derived from private brand merchandise increases, may have a material adverse affect on the Company's business, financial condition and results of operations. See Item
1. "Business - Merchandising."

         RELIANCE ON KEY PERSONNEL. The continued success of the Company is dependant to a significant degree upon the services of its key personnel, particularly its executive officers. The loss of the services of any member of senior management could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's success in the future will also be dependent upon the Company's ability to attract and retain qualified personnel. The Company's inability to attract and retain qualified personnel in the future could have a material adverse effect on the Company's business, financial condition and results of operations. See "Executive Officers of the Registrant."

         DEPENDENCE ON SINGLE DISTRIBUTION FACILITY. The Company's distribution functions for all of its stores are handled from a single facility in Anaheim, California. In addition, the Company intends initially to process shipments related to sales of merchandise over the internet from the same facility. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures arising from the year 2000 issue or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

         YEAR 2000 READINESS AND CONTINGENCY PLAN. There can be no assurance that a failure in the Company's information and non-information technology systems due to the year 2000 will not occur. Any significant failure due to the year 2000 could have a material adverse effect on the Company's business, financial condition and results of operations. Examples of failures due to the year 2000 include, among others: (i) failures of one or several of the Company's significant vendors to timely fill the Company's merchandise orders, (ii) public utility failures that prevent some of the Company's stores from opening for normal business hours, the Company's distribution center from handling distribution functions, and/or the Company's corporate office from conducting normal business, (iii) failures in the banking system, including the processing of charge card, check and debit card transactions and (iv) other unforeseen failures in the national infrastructure that the Company depends upon to conduct its business.

         VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has fluctuated substantially in the past and there can be no assurance that the market price of the Common Stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, internet sales results, d.e.m.o. sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. For example, in December 1998 the Company's stock price decreased dramatically after a decrease in the Company's comparable store net sales for the month of November 1998 was reported. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many small public companies for reason frequently unrelated to the operating performance of the specific companies. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters."


                                  *************

         The Company cautions that the risk factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk related to changes in interest rates. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies and Nature of Business in the Notes to Consolidated Financial Statements. The Company monitors the risks associated with interest rates and financial instrument positions.

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

         (b)           Reports on Form 8-K.
                  1. On December 24, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company adopted a Shareholders' Rights Plan.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 8, 1999 on its behalf by the undersigned, thereunto duly authorized.

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

               SIGNATURE                                TITLE                                        DATE
               ---------                                -----                                        ----
          /s/ GREG H. WEAVER                Chairman of the Board                           April 8, 1999
--------------------------------------      and Chief Executive Officer
              Greg H. Weaver

         /s/ CARL W. WOMACK                 Sr. Vice President and Chief Financial          April 8, 1999
--------------------------------------      Officer (Principal Financial and Accounting
             Carl W. Womack                 Officer)


         /s/ JULIUS JENSEN III              Director                                        April 8, 1999
--------------------------------------
             Julius Jensen III

        /s/ PEARSON C. CUMMIN III           Director                                        April 8, 1999
--------------------------------------
            Pearson C. Cummin III

        /s/ PETER L. HARRIS                 Director                                        April 8, 1999
--------------------------------------
            Peter L. Harris

        /s/ SALLY FRAME KASAKS              Director                                        April 8, 1999
--------------------------------------
            Sally Frame Kasaks

        /s/ RICHARD LYONS                   Director                                        April 8, 1999
---------------------------------------
            Richard Lyons

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED JANUARY 31, 1999, FEBRUARY 1, 1998 AND FEBRUARY 2, 1997:

CONSOLIDATED FINANCIAL STATEMENTS:


  Independent auditors' report                                                        F-2

  Consolidated Balance sheets as of January 31, 1999 and February 1, 1998             F-3

  Consolidated Statements of income and Comprehensive income for each of the
     three fiscal years in the period ended January 31, 1999                          F-4

  Consolidated Statements of shareholders' equity for each of three fiscal years
     in the period ended January 31, 1999                                             F-5

  Consolidated Statements of cash flows for each of the three fiscal years
     in the period ended January 31, 1999                                             F-6

  Notes to consolidated financial statements                                          F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries as of January 31, 1999 and February 1, 1998, and the related statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Pacific Sunwear of California, Inc. as of January 31, 1999 and February 1, 1998, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 12, 1999

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                JANUARY 31,          FEBRUARY 1,
                                                                                    1999                 1998
                                                                               -------------        -------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                                           $  19,031,738        $  14,781,566
  Short-term investments (Note 1)                                                         --           12,742,666
  Accounts receivable                                                                899,179            1,009,839
  Merchandise inventories                                                         42,469,829           32,122,341
  Prepaid expenses, includes $3,620,435 and $2,832,739 of prepaid
    rent, respectively                                                             5,044,941            4,364,537
  Prepaid income tax (Note 4)                                                        713,402                   --
  Deferred taxes (Note 4)                                                          1,944,275            1,916,935
                                                                               -------------        -------------
     Total current assets                                                         70,103,364           66,937,884
PROPERTY AND EQUIPMENT (NOTE 1):
  Leasehold improvements                                                          47,877,157           36,327,054
  Furniture, fixtures and equipment                                               45,819,759           29,416,189
                                                                               -------------        -------------
                                                                                  93,696,916           65,743,243
  Less accumulated depreciation and amortization                                 (26,773,496)         (20,342,749)
                                                                               -------------        -------------
     Net property and equipment                                                   66,923,420           45,400,494
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $758,180 and $440,297,
     respectively (Note 1)                                                         7,605,563            7,923,446
  Deferred compensation and other assets (Notes 6 and 8)                           3,142,504            1,404,234
                                                                               -------------        -------------
     Total other assets                                                           10,748,067            9,327,680
                                                                               -------------        -------------
              Total assets                                                     $ 147,774,851        $ 121,666,058
                                                                               =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $  13,867,906        $   8,916,915
  Accrued liabilities (Note 7)                                                     8,690,783            8,834,161
  Income taxes payable (Note 4)                                                           --            1,068,276
                                                                               -------------        -------------
     Total current liabilities                                                    22,558,689           18,819,352
DEFERRED COMPENSATION (Note 6)                                                     2,826,531            1,114,374
OTHER LONG-TERM LIABILITIES                                                           28,316                   --
DEFERRED RENT                                                                      4,689,772            3,746,246
DEFERRED TAXES (Note 4)                                                              974,522            1,423,029
COMMITMENTS AND CONTINGENCIES (Note 5)


SHAREHOLDERS' EQUITY (Notes 3 and 6):
 Preferred stock, par value $.01; authorized, 5,000,000; none issued and outstanding
 Common stock, par value $.01; authorized 50,625,000 shares;
   issued and outstanding, 20,433,852 and 20,617,337 shares,
   respectively (Note 1)                                                             204,339              206,174
 Additional paid-in capital                                                       59,902,375           63,271,085
 Retained earnings                                                                56,590,307           33,085,798
                                                                               -------------        -------------
     Total shareholders' equity                                                  116,697,021           96,563,057
                                                                               -------------        -------------
                   Total liabilities and shareholders' equity                  $ 147,774,851        $ 121,666,058
                                                                               =============        =============



                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                          FISCAL YEAR ENDED
                                                            --------------------------------------------------
                                                             JANUARY 31,        FEBRUARY 1,        FEBRUARY 2,
                                                                1999               1998               1997
                                                            ------------       ------------       ------------
Net sales                                                   $321,125,009       $227,129,848       $155,261,558
Cost of goods sold, including buying, distribution
  and occupancy costs                                        212,859,474        150,219,301        106,126,306
                                                            ------------       ------------       ------------
Gross margin                                                 108,265,535         76,910,547         49,135,252
Selling, general and administrative expenses                  70,369,424         51,093,091         37,126,318
                                                            ------------       ------------       ------------
Operating income                                              37,896,111         25,817,456         12,008,934
Interest income                                                  977,398          1,248,003            236,889
                                                            ------------       ------------       ------------
Income before income tax expense                              38,873,509         27,065,459         12,245,823
Income tax expense (Note 4)                                   15,369,000         10,707,000          4,834,000
                                                            ------------       ------------       ------------
Net income                                                  $ 23,504,509       $ 16,358,459       $  7,411,823
                                                            ============       ============       ============
Comprehensive income (Note 1)                               $ 23,504,509       $ 16,358,459       $  7,411,823
                                                            ============       ============       ============
Net income per share, basic (Note 1)                        $       1.13       $       0.83       $       0.41
                                                            ============       ============       ============
Net income per share, diluted (Note 1)                      $       1.09       $       0.80       $       0.40
                                                            ============       ============       ============
Weighted average shares outstanding, basic (Note 1)           20,775,610         19,699,602         18,002,672
                                                            ============       ============       ============
Weighted average shares outstanding, diluted (Note 1)         21,488,659         20,429,589         18,681,926
                                                            ============       ============       ============



                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                       COMMON        COMMON        ADDITIONAL
                                                       STOCK         STOCK          PAID-IN          RETAINED
                                                       SHARES        AMOUNT         CAPITAL          EARNINGS         TOTAL
                                                     -----------    ---------     ------------     -----------    -------------
BALANCE, FEBRUARY 4, 1996                            17,888,079     $ 178,881     $ 28,814,990     $ 9,315,516    $  38,309,387
  Exercise of stock options and restricted stock
    grant (Note 6)                                      586,475         5,865        1,072,220              --        1,078,085
  Cancellation of restricted stock
    surrendered (Note 6)                               (267,204)       (2,672)           1,484              --           (1,188)
  Cancellation of fractional shares due to
    3-for-2 stock split (Note 1)                           (108)           (1)          (1,692)             --           (1,693)
  Tax benefits related to exercise of stock
    options (Note 6)                                         --            --          749,628              --          749,628
  Net income                                                 --            --               --       7,411,823        7,411,823
                                                    -----------     ---------     ------------     -----------    -------------
BALANCE, FEBRUARY 2, 1997                            18,207,242       182,073       30,636,630      16,727,339       47,546,042
  Net proceeds from issuance of common
    stock                                             1,960,875        19,609       30,065,464              --       30,085,073
  Exercise of stock options and restricted stock
    grant (Note 6)                                      449,300         4,493          683,989              --          688,482
  Cancellation of fractional shares due to
    3-for-2 stock split (Note 1)                            (80)           (1)          (2,186)             --           (2,187)
  Tax benefits related to exercise of stock
    options (Note 6)                                         --            --        1,887,188              --        1,887,188
  Net income                                                 --            --               --      16,358,459       16,358,459
                                                    -----------     ---------     ------------     -----------    -------------
BALANCE, FEBRUARY 1, 1998                            20,617,337       206,174       63,271,085      33,085,798       96,563,057
  Exercise of stock options and shares sold
    under employee stock purchase plan
    (Note 6)                                            484,968         4,850        1,729,354              --        1,734,204
  Cancellation of fractional shares due to
    3-for-2 stock split (Note 1)                           (953)          (10)         (28,918)             --          (28,928)
  Repurchase and retirement of common stock
    (Note 3)                                           (667,500)       (6,675)      (8,877,743)             --       (8,884,418)
  Tax benefits related to exercise of stock
    options (Note 6)                                         --            --        3,808,597              --        3,808,597
  Net income                                                 --            --               --      23,504,509       23,504,509
                                                    -----------     ---------     ------------     -----------    -------------
BALANCE, JANUARY 31, 1999                            20,433,852     $ 204,339     $ 59,902,375     $56,590,307    $ 116,697,021
                                                    ===========     =========     ============     ===========    =============



                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  FISCAL YEAR ENDED
                                                                  ------------------------------------------------
                                                                   JANUARY 31,       FEBRUARY 1,      FEBRUARY 2,
                                                                      1999              1998              1997
                                                                  ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 23,504,509      $ 16,358,459      $  7,411,823
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                   10,448,317         6,891,981         5,273,060
    Change in operating assets and liabilities, net of effect
      of acquisition:
     Accounts receivable                                               110,660          (426,028)         (260,512)
     Merchandise inventories                                       (10,347,488)      (11,087,295)       (4,351,568)
     Prepaid expenses                                                 (680,404)       (1,133,377)         (764,990)
     Deferred compensation and other assets                         (1,788,273)         (652,050)         (158,279)
     Accounts payable                                                4,950,991         2,230,354         1,418,065
     Accrued liabilities                                              (143,378)        2,798,472         3,288,275
     Income taxes and deferred taxes                                 1,551,072         1,894,569         1,022,326
     Other liabilities                                                  28,316                --                --
     Deferred rent                                                     943,526           606,759           415,106
     Deferred compensation                                           1,712,157           743,317           185,709
                                                                  ------------      ------------      ------------
       Net cash provided by operating activities                    30,290,005        18,225,161        13,479,015

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                       --       (27,590,049)               --
  Short-term investment maturities                                  12,742,666        14,847,383                --
  Acquisition, net of cash acquired                                         --       (10,414,634)               --
  Repurchase and retirement of common stock                         (8,884,418)               --                --
  Investment in property and equipment                             (31,603,357)      (21,020,289)       (8,126,185)
                                                                  ------------      ------------      ------------
       Net cash used in investing activities                       (27,745,109)      (44,177,589)       (8,126,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under loan agreement and capital lease
     obligations                                                            --                --          (781,250)
  Cash paid in lieu of fractional shares due to 3-for-2
     stock split                                                       (28,928)           (2,187)           (1,693)
  Proceeds from exercise of stock options                            1,734,204           688,482         1,076,897
  Net proceeds from issuance of common stock                                --        30,085,073                --
                                                                  ------------      ------------      ------------
        Net cash provided by financing activities                    1,705,276        30,771,368           293,954
NET INCREASE IN CASH AND CASH EQUIVALENTS:                           4,250,172         4,818,940         5,646,784
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR                 14,781,566         9,962,626         4,315,842
                                                                  ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, end of fiscal year                     $ 19,031,738      $ 14,781,566      $  9,962,626
                                                                  ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                      $         --      $      2,381      $     11,752
    Income taxes                                                  $ 13,817,928      $  8,812,430      $  3,811,674
------------------------------------------------------------------------------------------------------------------


Noncash transaction: During the fiscal years ended January 31, 1999, February 1, 1998 and February 2, 1997, the Company recorded an increase to additional paid-in capital of $3,808,597, $1,887,188 and $749,628, respectively, related to tax benefits associated with the exercise of nonqualified stock options.



                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE FISCAL YEARS ENDED JANUARY 31, 1999, FEBRUARY 1, 1998
                              AND FEBRUARY 2, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

     Nature of Business -- Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (the "Company") operate a nationwide, primarily mall-based, chain of retail stores specializing in casual apparel, footwear and related accessories catering to teenagers and young adults.

     The Company's fiscal year is a 52- or 53-week period ending near January
31. Fiscal 1998 was a 52-week period ended January 31, 1999. Fiscal 1997 was a 52-week period ended February 1, 1998. Fiscal 1996 was a 52-week period ended February 2, 1997.

     Principles of Consolidation -- The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corp., its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

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

     Fair Value of Financial Instruments -- Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At January 31, 1999, management believes that the carrying amounts of cash, receivables and payables approximate fair value because of the short maturity of these financial instruments.

     Short-term Investments -- The Company accounts for investments pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At February 1, 1998, the Company's investments had been categorized as "held to maturity" and, as a result, are stated at cost. Short-term investments consisted principally of state and municipal obligations.
There were no short-term investments as of January 31, 1999.

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

     Intangible Assets -- The intangible assets consist of the excess of cost over net assets acquired (goodwill), of $1.1 million, which arose from the acquisition of four stores in 1986 and is being amortized on a straight-line method over 40 years. In addition, in fiscal 1997 the Company acquired 15 retail stores which resulted in the recording of $7.3 million of goodwill and $.3 million for non-competition agreements, which are being amortized over 25 years and 5 years, respectively.

     The Company evaluates the recoverability of its goodwill at each balance sheet date. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Any impairment is recorded at the date of determination.

     Income Taxes -- The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes.

     Deferred Rent -- The Company's policy is to average any defined rental escalations over the term of the related lease in order to provide level recognition of rent expense.

     Statements of Cash Flows -- For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments, if any, purchased with a maturity of three months or less to be cash equivalents.

     Stock Split -- On June 8, 1998, the Company effected a three-for-two stock split. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying the par value ($68,725) of the additional shares arising from the split from additional paid-in capital to common stock.

     Net Income per Share -- The Company adopted SFAS No. 128, "Earnings Per Share," beginning with the Company's fourth quarter of fiscal 1997. All prior period earnings per common share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 713,049, 729,987 and 679,254 in fiscal 1998, fiscal 1997 and fiscal 1996, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 87,046, 134,724 and 60,773 shares of common stock in fiscal 1998, fiscal 1997 and fiscal 1996, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

     Stock-Based Compensation -- The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No.
25. See Note 6 for the pro-forma disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation."

     Comprehensive Income -- The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in the first quarter 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale. The adoption of SFAS No. 130 required no additional disclosure for the Company and did not have any effect on the Company's financial position or results of operations.

     Accounting for Derivatives and Hedging Activities -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133 must be implemented by the Company in fiscal 1999. SFAS No. 133 is not expected to have a significant impact on the Company's consolidated financial statements.

     Segment Information -- The Company operates in one principal business segment domestically.

     Merchandise Risk -- The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

2. CREDIT FACILITY

     The Company has a credit facility with a bank, which expires in August 2000. The credit facility provides for a $25.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (7.75 % at January 31, 1999). At January 31, 1999, the Company had $3.0 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At January 31, 1999, the Company was in compliance with all of its covenants.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

          FOR THE FISCAL YEARS ENDED JANUARY 31, 1999, FEBRUARY 1, 1998
                              AND FEBRUARY 2, 1997

3. COMMON STOCK

     Common Stock Purchase and Retirement -- In a series of open market transactions during the fourth quarter of fiscal 1998, the Company repurchased 667,500 shares of its common stock at an average cost of $13.31 per share. These purchases, aggregating $8,884,418, were made pursuant to a resolution adopted by the Board of Directors in December 1998 which authorized the Company to purchase up to 1.0 million shares of common stock.

     Stock Splits -- During each of the fiscal years ended February 2, 1997, February 1, 1998 and January 31, 1999 the Company effected a three-for-two stock split. Shareholders' equity has been restated to give retroactive recognition to the stock splits in prior periods by reclassifying the par value of the additional shares arising from the split from additional paid-in capital to common stock. Additionally, all share and per share amounts have been restated to give effect to the stock splits.

     Sale of Common Stock -- During fiscal 1997 the Company issued an aggregate of 1,960,875 shares of its common stock in a follow-on stock offering. The sale of shares yielded net proceeds to the Company, after deducting expenses associated with the offering, of $30.1 million.

     Shareholder Rights Plan -- In December 1998, the Board of Directors approved the adoption of a Shareholder Rights Plan ("the Rights Plan.") The Rights Plan provides for the distribution to the Company's shareholders of one preferred stock purchase "Right" for each outstanding share of the Company's common stock. The Rights have an exercise price of $75 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the Company's common stock, and will not be exercisable until the occurrence of certain takeover-related events, as defined. The Rights Plan provides that if a person or group acquires more than 15% of the Company's stock without prior approval of the Board of Directors, holders of the Rights will be entitled to purchase the Company's stock at half of market value. The Rights Plan also provides that if the Company is acquired in a merger or other business combination after a person or group acquires more than 15% of the Company's stock without prior approval of the Board of Directors, holders of the Rights will be entitled to purchase the acquirer's stock at half of market value. The Rights were distributed to holders of the Company's common stock of record on December 29, 1998, as a dividend, and will expire, unless earlier redeemed, on December 29, 2008.

4. INCOME TAXES

     The components of the income tax expense are as follows:


                                           FISCAL YEAR ENDED
                           -----------------------------------------------
                            JANUARY 31,        FEBRUARY 1,      FEBRUARY 2,
                              1999               1998              1997
                           ------------      ------------      -----------
Current income taxes:
Federal                    $ 13,485,816      $  9,082,864      $ 3,602,278
State                         2,359,031         2,215,772          959,621
                           ------------      ------------      -----------
                             15,844,847        11,298,636        4,561,899
Deferred income taxes:
Federal                        (453,831)         (586,544)         272,196
State                           (22,016)           (5,092)             (95)
                           ------------      ------------      -----------
                               (475,847)         (591,636)         272,101
                           ------------      ------------      -----------
                           $ 15,369,000      $ 10,707,000      $ 4,834,000
                           ============      ============      ===========

                 See notes to consolidated financial statements

     A reconciliation of the income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to income before income taxes is as follows:

                                                               FISCAL YEAR ENDED
                                                 ---------------------------------------------
                                                  JANUARY 31,     FEBRUARY 1,      February 2,
                                                    1999             1998             1997
                                                 -----------     ------------      -----------
Provision for income taxes at statutory rate     $13,606,000     $  9,473,000      $ 4,286,000
State income taxes, net of federal income
  tax benefit                                      1,519,000        1,437,000          624,000
Other                                                244,000         (203,000)         (76,000)
                                                 -----------     ------------      -----------
                                                 $15,369,000     $ 10,707,000      $ 4,834,000
                                                 ===========     ============      ===========

     At January 31, 1999 and February 1, 1998, the Company's current net deferred tax asset was $1,944,275 and $1,916,935, respectively, and long-term net deferred tax liability was $974,522 and $1,423,029, respectively. The major components of the Company's net deferred tax asset of $969,753 and $493,906 at January 31, 1999 and February 1, 1998, respectively, are as follows:


                                                              JANUARY 31,      FEBRUARY 1,
                                                                 1999            1998
                                                             -----------      -----------
Depreciation                                                 $(4,015,178)     $(3,623,347)
Alternative minimum tax carryforwards                                 --           49,615
Deferred rent                                                  1,922,807        1,616,131
Reserve for store expansion/relocation and closing costs         556,757          931,834
State income taxes                                               115,541          196,813
Inventory cost capitalization                                  1,024,097          589,329
Deferred compensation                                          1,158,878          480,741
Other                                                            206,851          252,790
                                                             -----------      -----------
                                                             $   969,753      $   493,906
                                                             ===========      ===========

5. COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The Company leases its retail stores, corporate offices and distribution facilities and certain equipment under operating lease agreements expiring at various dates through 2014. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes over certain minimum sales levels.

   Minimum future annual rental commitments under noncancellable leases are as follows:

 Fiscal year ending:

         January 30, 2000                                  $ 30,002,910
         January 28, 2001                                    31,147,155
         February 3, 2002                                    30,841,337
         February 2, 2003                                    30,666,106
         February 1, 2004                                    29,878,628
         Thereafter                                         123,136,631
                                                           ------------
                                                           $275,672,767
                                                           ============

     Rental expense, including common area maintenance, was $39,094,115, $27,533,077 and $20,783,388 of which $759,224, $377,895 and $280,002 was paid as percentage rent based on sales volume for the fiscal years ended January 31, 1999, February 1, 1998 and February 2, 1997, respectively.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

          FOR THE FISCAL YEARS ENDED JANUARY 31, 1999, FEBRUARY 1, 1998
                              AND FEBRUARY 2, 1997

     Letters of Credit - The Company was contingently liable for $3.0 million in open letters of credit with foreign suppliers at January 31, 1999.

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

     At January 31, 1999, outstanding incentive and nonqualified options had exercise prices ranging from $.17 to $37.88 per share, with an average exercise price of $13.44, and generally begin vesting one year after the grant date. On the initial vesting date, 25% of the options vest and, thereafter, options generally continue to vest at 2.08% each calendar month. The options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

     At January 31, 1999, incentive and nonqualified options to purchase 2,132,074 shares were outstanding. At January 31, 1999, 299,578 shares were available for future grant under the Company's stock option plans. During the years ended January 31, 1999 and February 1, 1998, the Company recognized tax benefits of $3,808,597 and $1,887,188, respectively, resulting from the exercise of certain nonqualified stock options. Stock option (incentive and nonqualified) activity for the three years ended January 31, 1999 was as follows:


                                                                              STOCK OPTIONS
                                                              ---------------------------------------------
                                                              NUMBER OF SHARES        PRICE RANGE PER SHARE
                                                              ----------------        ---------------------
Balance at February 4, 1996                                      1,508,961             $0.17 to $ 5.15
  Options granted (weighted average fair
       value of $3.75)                                           1,103,625              2.26 to  10.39
  Options canceled                                                (197,112)             0.54 to   4.45
  Options exercised                                               (586,475)             0.17 to   4.97
                                                                 ---------
Balance at February 2, 1997                                      1,828,999              0.17 to  10.39
  Options granted (weighted average fair
       value of $9.65)                                             717,747             11.67 to  21.71
  Options canceled                                                 (98,646)             1.93 to  20.28
  Options exercised                                               (322,749)             0.17 to   9.28
                                                                 ---------
Balance at February 1, 1998                                      2,125,351              0.17 to  21.71
  Options granted (weighted average fair
       value of $17.61)                                            543,750             13.69 to  37.88
  Options canceled                                                 (69,652)             2.24 to  32.13
  Options exercised                                               (467,375)             0.17 to  18.71
                                                                 ---------
Balance at January 31, 1999                                       2,132,074            $0.17 to $37.88
                                                                 ==========


     The following is a summary of the weighted average exercise prices for activity during the year ended January 31, 1999:

                                                                  Weighted
                                                                  Average
                                                    Shares      Exercise Price
                                                  ---------      ----------
         Beginning Outstanding                    2,125,351      $     8.56
            Options granted                         543,750           24.01
            Options exercised                      (467,375)           3.11
            Options canceled                        (69,652)          16.29
                                                  ---------
         Ending Outstanding                       2,132,074      $    13.44
                                                  =========
         Exercisable as of January 31, 1999         801,483      $     8.17

     Additional information regarding options outstanding as of January 31, 1999 is as follows:


                                        Options Outstanding                                  Options Exercisable
                       ---------------------------------------------------------       --------------------------------
                          Number            Weighted                                     Number
   Range of            Outstanding           Average                Weighted           Exercisable           Weighted
   Exercise               as of              Remaining               Average              as of              Average
    Prices             Jan 31, 1999      Contractual Life         Exercise Price       Jan 31, 1999      Exercise Price
-------------          ------------      -----------------        --------------       ------------      --------------
$0.17 - $2.59            445,480               6.62                   $ 2.48              288,257             $2.43
2.67 - 9.28              449,600               7.34                     7.57              263,036              7.22
9.44 - 15.78             233,932               8.22                    13.14               98,899             12.88
15.89 - 17.58            453,375               8.73                    17.55              142,731             17.55
18.25 - 37.88            549,687               9.50                    23.86                8,560             20.13
                       ---------                                                          -------
$0.17 - $37.88         2,132,074               8.14                   $13.44              801,483             $8.17

     During the year ended February 1, 1998, the Company granted a restricted stock award of 126,562 shares with a purchase price of $.01 per share to its Chief Executive Officer. The 126,562 share award begins vesting on March 31, 1999, with 25% of the shares vested at such time, and thereafter will vest at 25% on each of March 31, 2000, 2001 and 2002, if, in each instance, at the time of the vesting date, certain cumulative earnings per share growth targets have been satisfied. The Company's Compensation Committee has determined that the cumulative earnings per share growth targets for the first vesting period have been satisfied, and, accordingly 25% of the shares will vest on March 31, 1999. During the year ended January 31, 1999, the Company recorded $240,440 of deferred compensation expense associated with this award.

     The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 5 years following vesting; stock volatility, 87.0% in fiscal 1998, 60.6% in fiscal 1997 and 80.3% in fiscal 1996; risk-free interest rates, 4.7% in fiscal 1998, 6.1% in fiscal 1997 and 6.6% in fiscal 1996; and no dividends during the expected term. The Company's calculations are based on a multiple-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1998, fiscal 1997 and fiscal 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

          FOR THE FISCAL YEARS ENDED JANUARY 31, 1999, FEBRUARY 1, 1998
                              AND FEBRUARY 2, 1997


                                                              FISCAL           FISCAL              FISCAL
                                                               1998              1997               1996
                                                            -----------      -----------         -----------
     Net Income
                                        As reported         $23,504,509      $16,358,459         $7,411,823
                                        Pro forma           $21,289,248      $15,320,101         $7,056,742
     Net Income Per Share, Basic
                                        As reported            $1.13            $.83                $0.41
                                        Pro forma              $1.02            $.78                $0.39
     Net Income Per Share, Diluted
                                        As reported            $1.09            $.80                $0.40
                                        Pro forma              $1.01            $.76                $0.38

     The impact of outstanding nonvested stock options granted prior to fiscal 1995 has been excluded from the pro forma calculation; accordingly, the fiscal 1996, fiscal 1997 and fiscal 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all stock options granted after fiscal 1994.

     In fiscal 1997, the Company established the Pacific Sunwear of California, Inc. Employee Stock Purchase Plan (the "ESPP"), which provides a method for employees of the Company whereby they may voluntarily purchase common stock at a 10% discount from fair market value as of the beginning or the end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all employees, except officers, who have three months of service with the Company. The ESPP is intended to constitute an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company does not recognize compensation expense related to the ESPP. In fiscal 1998, 17,593 shares were issued at an average price of $15.89 under the ESPP.

     In fiscal 1995, the Company established the Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan (the "Executive Plan"). The Executive Plan covers officers of the Company, and is funded by participant contributions and periodic discretionary contributions from the Company (Note 8). For each of the three fiscal years in the period ended January 31, 1999, the Company made contributions of $82,236, $58,854 and $34,900, respectively, to the Executive Plan.

     In fiscal 1992, the Company established the Pacific Sunwear of California, Inc. Employee Savings Plan ("the 401(k) Plan"). The 401(k) Plan is a defined contribution plan (401(k)) covering substantially all employees who have reached age 21 and have one year of service with the Company. The 401(k) Plan is funded by employee contributions and periodic discretionary contributions from the Company, which are subject to approval by the Company's Board of Directors. For each of the three fiscal years in the period ended January 31, 1999, the Company made contributions, net of forfeitures, of $144,468, $64,400 and $66,750, respectively, to the 401(k) Plan.

7. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

                                                                         JANUARY 31,       FEBRUARY 1,
                                                                            1999              1998
                                                                         ----------        ----------
         Accrued compensation and benefits                               $4,546,415        $4,185,159
         Reserve for store expansion/relocation and closing costs         1,322,077           954,823
         Accrued costs related to corporate relocation                       35,866         1,205,202
         Sales tax payable                                                  738,910           568,931
         Gift certificates and store merchandise credits                    969,378           778,390
         Other                                                            1,078,137         1,141,656
                                                                         ----------        ----------
                                                                         $8,690,783        $8,834,161
                                                                         ==========        ==========


8.  DEFERRED COMPENSATION AND OTHER ASSETS

     Deferred compensation and other assets consist of the following:


                                         JANUARY 31,       FEBRUARY 1,
                                           1999              1998
                                        ----------        ----------
         Deferred compensation          $2,807,694        $1,025,953
         Covenant not-to-compete           179,167           229,167
         Security deposits                 155,643           149,114
                                        ----------        ----------
                                        $3,142,504        $1,404,234
                                        ==========        ==========

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

          FOR THE FISCAL YEARS ENDED JANUARY 31, 1999, FEBRUARY 1, 1998
                              AND FEBRUARY 2, 1997

9.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               FIRST            SECOND              THIRD               FOURTH
                                                              QUARTER          QUARTER             QUARTER             QUARTER
                                                              -------          -------             -------             -------
Fiscal year ended January 31, 1999:
Net sales                                                    $61,162,000        $73,203,000        $91,779,000        $94,981,000
Gross margin                                                  19,607,000         24,576,000         32,636,000         31,447,000
Operating income                                               4,460,000          7,981,000         13,214,000         12,242,000
Net income                                                     2,887,000          4,967,000          8,138,000          7,513,000
                                                             -----------        -----------        -----------        -----------
Net income per share, basic                                  $       .14        $       .24        $       .39        $       .36
Net income per share, diluted                                $       .13        $       .23        $       .38        $       .36
Weighted average shares outstanding, basic (Note 1)           20,675,355         20,763,818         21,015,525         20,647,740
Weighted average shares outstanding, diluted (Note 1)         21,495,905         21,626,768         21,637,763         21,115,663

Fiscal year ended February 1, 1998:
Net sales                                                    $38,933,000        $48,326,000        $65,312,000        $74,559,000
Gross margin                                                  11,707,000         15,849,000         23,671,000         25,683,000
Operating income                                               1,765,000          4,470,000          9,134,000         10,449,000
Net income                                                     1,124,000          2,880,000          5,804,000          6,551,000
                                                             -----------        -----------        -----------        -----------
Net income per share, basic                                  $       .06        $       .15        $       .28        $       .32
Net income per share, diluted                                $       .06        $       .14        $       .27        $       .31
Weighted average shares outstanding, basic (Note 1)           18,266,063         19,458,122         20,489,984         20,583,797
Weighted average shares outstanding, diluted (Note 1)         18,996,281         20,161,268         21,234,479         21,339,669


Earnings per basic and diluted shares outstanding are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

10.  SUBSEQUENT EVENTS

     In March 1999, the Company formed Pacific Sunwear.com Corp, a wholly-owned subsidiary, in order to sell merchandise over the internet. The Company anticipates that it will begin selling merchandise over the internet in the summer of 1999.

     In March 1999, the Company announced an agreement with Vans, Inc. ("Vans"), whereby a new limited liability company named Van Pac, LLC (the "LLC") was created in order to produce and distribute Vans apparel. The apparel line created by the LLC will initially be for sale in Pacific Sunwear and Vans stores only. The Company will provide product development, design, sourcing, quality control and inventory planning services to the LLC, while Vans will contribute design services and license the VANS and TRIPLE CROWN trademarks and logos to the LLC. Vans will own 51% of the LLC and the Company will own 49%. The LLC anticipates launching the new line in the summer of 1999.

                                INDEX TO EXHIBITS


Exhibit Number                        Description of Exhibit
--------------                        ----------------------
 (1) 3.1  Third Amended and Restated Articles of Incorporation of the Company

 (5) 3.2  Certificate of Amendment of Third Amended and Restated Articles of
          Incorporation of the Company

 (9) 3.3  Certificate of Determination of Preferences of Series A Junior
          Participating Preferred Stock of the Company

 (1) 3.4  Second Amended and Restated Bylaws of the Company

 (10)3.5  Amendment, dated August 18, 1998, to the Second Amended and
          Restated Bylaws of the Company

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

(11)10.11 Standard Industrial Lease - Net, dated September 30, 1997 between the Company and Bank of America National Trust and Savings
          Association, as amended, and Standard Industrial Lease - Net, dated
          January 12, 1998 between the Company and The Realty Associates Fund
          IV, L.P., a Delaware limited partnership, as amended for the Company's corporate headquarters and distribution center located in Anaheim, California

 (4)10.12 Pacific Sunwear of California, Inc. Executive Deferred Compensation
          Plan and Trust Agreement

 (6)10.13 Pacific Sunwear of California, Inc. Employee Stock Purchase Plan

 (7)10.14 Employment Agreement, dated November 3, 1997, by and between
          Pacific Sunwear of California, Inc. and Greg H. Weaver

(11)10.15 Severance Agreements, dated October 27, 1997 and November 6,
          1996, by and between Pacific Sunwear of California, Inc. and Timothy
          M. Harmon and Carl W. Womack, respectively

(12)10.17 Rights Agreement, dated as of December 16, 1998, between the
          Company and U.S. Stock Transfer Corporation

 (8)10.16 Asset Purchase Agreement dated August 4,1997 by and among the
          Company, Good Vibrations Inc. and certain other parties

10.18 Amendment No.1 to Amended and Restated Employment Agreement, dated as of January 31, 1999, between the Company and Greg H. Weaver.

10.19     Standard Sublease - dated December 22, 1998 between the Company and
          Bekins Moving and Storage Company, LLC.

23.1      Consent of Deloitte & Touche LLP

27        Financial Data Schedule

----------

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

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on December 16, 1997.

(8)         Incorporated by reference from the Company's Current Report on Form
            8-K as filed with the Securities and Exchange Commission on September 16, 1997.

(9)         Incorporated by reference from the Company's Current Report on Form
            8-K as filed with the Securities and Exchange Commission on December
            24, 1998.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on December 9, 1998.

(11)        Incorporated by reference from the Company's Annual Report on Form
            10-K as filed with the Securities and Exchange Commission on April
            9, 1998.

(12)        Incorporated by reference from the Company's Form 8-A Registration
            Statement as filed with the Securities and Exchange Commission on December 24, 1998.