Form 10-Q
period 1999-05-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1999-05-24
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 2, 1999

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

                                                                YES [X]   NO [ ]

        The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at May 18, 1999 was 20,583,899.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q
                        FOR THE QUARTER ENDED MAY 2, 1999

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                              PAGE
Item 1.    Consolidated Financial Statements:
           Consolidated Balance Sheets as of May 2, 1999 (unaudited)
             and January 31, 1999................................................................................3
           Consolidated Statements of Income and Comprehensive Income  (unaudited)
             for the thirteen weeks ended May 2, 1999 and May 3, 1998............................................4
           Consolidated Statements of Cash Flows (unaudited) for the thirteen weeks ended May 2, 1999 and May 3, 1998...................................................................5
           Notes to Consolidated Financial Statements..........................................................6-7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................................................8-13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................................13

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings....................................................................................14
Item 2.    Changes in Securities and Use of Proceeds............................................................14
Item 3.    Defaults Upon Senior Securities......................................................................14
Item 4.    Submission of Matters to a Vote of Security Holders..................................................14
Item 5.    Other Information....................................................................................14
Item 6.    Exhibits and Reports on Form 8-K.....................................................................14

           SIGNATURE PAGE.......................................................................................15

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                               MAY 2,                JANUARY 31,
                                                                                                1999                    1999
                                                                                            -------------           -------------
CURRENT ASSETS:                                                                              (Unaudited)
  Cash and cash equivalents (Note 2)                                                        $  11,253,028           $  19,031,738
  Accounts receivable                                                                           2,415,226                 899,179
  Merchandise inventories                                                                      46,444,821              42,469,829
  Prepaid expenses, includes $3,775,556 and $3,620,435 of prepaid rent, respectively            5,889,245               5,044,941
  Prepaid income tax                                                                                   --                 713,402
  Deferred taxes                                                                                1,944,275               1,944,275
                                                                                            -------------           -------------
    Total current assets                                                                       67,946,595              70,103,364
PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                       53,409,402              47,877,157
  Furniture, fixtures and equipment                                                            50,112,807              45,819,759
                                                                                            -------------           -------------
                                                                                              103,522,209              93,696,916
  Less accumulated depreciation and amortization                                              (28,857,495)            (26,773,496)
                                                                                            -------------           -------------
    Net property and equipment                                                                 74,664,714              66,923,420
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $837,651 and $758,180, respectively              7,526,092               7,605,563
  Deferred compensation and other assets (Note 6)                                               3,698,592               3,142,504
                                                                                            -------------           -------------
    Total other assets                                                                         11,224,684              10,748,067
                                                                                            -------------           -------------
              Total assets                                                                  $ 153,835,993           $ 147,774,851
                                                                                            =============           =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                          $  13,303,326           $  13,867,906
  Accrued liabilities (Note 5)                                                                  7,720,482               8,690,783
  Income taxes payable                                                                            446,092                      --
                                                                                            -------------           -------------
    Total current liabilities                                                                  21,469,900              22,558,689
DEFERRED COMPENSATION                                                                           3,112,838               2,826,531
OTHER LONG-TERM LIABILITIES                                                                        28,316                  28,316
DEFERRED RENT                                                                                   4,900,803               4,689,772
DEFERRED TAXES                                                                                    974,522                 974,522


SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01; authorized, 5,000,000; none issued and outstanding
  Common stock, par value $.01; authorized 50,625,000 shares; issued and
     outstanding, 20,569,947 and 20,433,852 shares, respectively                                  205,699                 204,339
  Additional paid-in capital                                                                   62,510,539              59,902,375
  Retained earnings                                                                            60,633,376              56,590,307
                                                                                            -------------           -------------
    Total shareholders' equity                                                                123,349,614             116,697,021
                                                                                            -------------           -------------
                  Total liabilities and shareholders' equity                                $ 153,835,993           $ 147,774,851
                                                                                            =============           =============


                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                   (Unaudited)


                                                        FOR THE THIRTEEN WEEKS ENDED
                                                      --------------------------------
                                                      MAY 2, 1999          MAY 3, 1998
                                                      -----------          -----------
Net sales                                             $81,442,910          $61,162,250
Cost of goods sold, including buying,
  distribution and occupancy costs                     55,297,787           41,555,214
                                                      -----------          -----------
Gross margin                                           26,145,123           19,607,036
Selling, general and administrative expenses           19,681,292           15,147,526
                                                      -----------          -----------
Operating income                                        6,463,831            4,459,510
Interest income                                           112,238              320,404
                                                      -----------          -----------
Income before income tax expense                        6,576,069            4,779,914
Income tax expense (Note 4)                             2,533,000            1,893,000
                                                      -----------          -----------
Net income                                            $ 4,043,069          $ 2,886,914
                                                      ===========          ===========
Comprehensive income (Note 1)                         $ 4,043,069          $ 2,886,914
                                                      ===========          ===========

Net income per share, basic (Note 3)                  $      0.20          $      0.14
                                                      -----------          -----------

Net income per share, diluted (Note 3)                $      0.19          $      0.13
                                                      -----------          -----------
Weighted average shares outstanding, basic
(Note 3)                                               20,488,049           20,675,355
                                                      ===========          ===========
Weighted average shares outstanding,
diluted (Note 3)                                       21,239,207           21,495,905
                                                      ===========          ===========


                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         FOR THE THIRTEEN WEEKS ENDED
                                                                     -----------------------------------
                                                                      MAY 2, 1999            MAY 3, 1998
                                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  4,043,069           $  2,886,914

Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                        3,095,081              2,133,131
   Change in:
     Accounts receivable                                               (1,516,047)              (285,542)
     Merchandise inventories                                           (3,974,992)            (1,714,916)
     Prepaid expenses                                                    (844,304)                36,961
     Deferred compensation and other assets                              (282,282)               502,825
     Accounts payable                                                    (564,580)             1,763,730
     Accrued liabilities                                                 (970,301)            (2,492,835)
     Income taxes and deferred income taxes                             2,472,982               (154,105)
     Deferred rent                                                        211,031                386,761
                                                                     ------------           ------------
        Net cash provided by operating activities                       1,669,657              3,062,924
CASH FLOWS FROM INVESTING ACTIVITIES:
   Short term investment maturities                                            --              9,857,178
   Investment in property and equipment                               (10,744,403)            (9,447,899)
                                                                     ------------           ------------
        Net cash (used in) provided by investing activities           (10,744,403)               409,279
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                              1,296,036                266,960
                                                                     ------------           ------------
        Net cash provided by financing activities                       1,296,036                266,960
                                                                     ------------           ------------
NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS:                                                      (7,778,710)             3,739,163
  CASH AND CASH EQUIVALENTS, beginning of period                       19,031,738             14,781,566
                                                                     ------------           ------------
  CASH AND CASH EQUIVALENTS, end of period                           $ 11,253,028           $ 18,520,729
                                                                     ============           ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid during the period for:
  Interest                                                           $         --           $         --
  Income taxes                                                       $     60,018           $  2,047,105


Non-cash transaction: During the three months ended May 2, 1999 and May 3, 1998, the Company recorded an increase to additional paid-in capital of $1,313,488 and $881,356, respectively, related to tax benefits associated with the exercise of non-qualified stock options.


                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        The accompanying consolidated financial statements are unaudited except for the January 31, 1999 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

        The Company's fiscal year is the 52- or 53-week period which ends on the Sunday closest to the end of January. "Fiscal 1999" is a 52-week period which ends January 30, 2000.

        In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the first quarter ended May 2, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2000. For further information, refer to the financial statements and notes thereto as of and for the years ended January 31, 1999, February 1, 1998 and February 2, 1997.

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

NOTE 2 - CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

NOTE 3 - NET INCOME PER SHARE, BASIC AND DILUTED

        The following table summarizes the computation of EPS:


THIRTEEN WEEKS ENDED:                                MAY 2, 1999                                MAY 3, 1998
                                      ---------------------------------------    --------------------------------------
                                          NET                       PER SHARE        NET                      PER SHARE
                                        INCOME          SHARES       AMOUNT        INCOME          SHARES       AMOUNT
                                      ----------      ----------    ---------    ----------      ----------   ---------
BASIC EPS:
Net Income                            $4,043,069      20,488,049      $0.20      $2,886,914      20,675,355      $0.14
DILUTED EPS:
Effect of dilutive stock options                         751,158                                    820,550
Net Income                            $4,043,069      21,239,207      $0.19      $2,886,914      21,495,905      $0.13
                                      ----------      ----------      -----      ----------      ----------      -----

        Options to purchase 9,904 and 4,212 shares of common stock in the first thirteen weeks of fiscal 1999 and the first thirteen weeks of fiscal 1998, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

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

NOTE 5 - ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

                                                                 MAY 2,        JANUARY 31,
                                                                  1999            1999
                                                              ------------    ------------
Accrued compensation and benefits                             $  2,897,412    $  4,546,415
Sales tax payable                                                1,619,459         738,910
Reserve for store expansion/relocation and closing costs         1,238,089       1,322,077
Gift certificates and store merchandise credits                    631,715         969,378
Other accrued liabilities                                        1,333,807       1,114,003
                                                              ------------    ------------
                                                              $  7,720,482    $  8,690,783
                                                              ============    ============

NOTE 6 - DEFERRED COMPENSATION AND OTHER ASSETS

        Deferred compensation and other assets consist of the following:


                                 MAY 2,       JANUARY 31,
                                 1999            1999
                             ------------    ------------
Deferred compensation        $  3,364,694    $  2,807,694
Covenant not-to-compete           166,666         179,167
Security deposits                 167,232         155,643
                             ------------    ------------
                             $  3,698,592    $  3,142,504
                             ============    ============

NOTE 7 - NEW SUBSIDIARY; LIMITED LIABILITY COMPANY

        In March 1999, the Company formed Pacific Sunwear.com Corp, a wholly-owned subsidiary, in order to sell merchandise over the internet. The Company anticipates that it will begin selling merchandise over the internet in the summer of 1999.

        In March 1999, the Company announced an agreement with Vans, Inc. ("Vans"), whereby a new limited liability company named Van Pac, LLC (the "LLC") was created in order to produce and distribute Vans apparel. The apparel line created by the LLC will initially be for sale in Pacific Sunwear and Vans stores only. The Company will provide product development, design, sourcing, quality control and inventory planning services to the LLC, while Vans will contribute design services and license the VANS and TRIPLE CROWN trademarks and logos to the LLC. Vans owns 51% of the LLC and the Company owns 49%. The LLC anticipates launching the new line in the summer of 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF OPERATIONS

Thirteen weeks ended May 2, 1999 (first quarter) as compared to thirteen weeks ended May 3, 1998 (first quarter)

        Net Sales

        Net sales increased to $81.4 million for the first thirteen weeks of fiscal 1999 from $61.2 million for the first thirteen weeks of fiscal 1998, an increase of $20.2 million, or 33.0%. Of this $20.2 million increase, $13.4 million was attributable to net sales generated by new stores opened in fiscal 1998, as well as Pacific Sunwear stores converted to "d.e.m.o." stores, and not yet included in the comparable store base, $3.9 million was attributable to a 7.2% increase in comparable store net sales in the first thirteen weeks of fiscal 1999, $2.1 million was attributable to net sales generated by 29 new stores opened in fiscal 1999 not yet included in the comparable store base, and $1.2 million was attributable to 17 Pacific Sunwear stores that have been expanded or relocated to the larger format and not yet included in the comparable store base. Partially offsetting this increase was a $.4 million decrease in net sales attributable to the closing of four stores during fiscal 1998 and one store during fiscal 1999. The increase in comparable store net sales was primarily attributable to increases in comparable store net sales of junior apparel, footwear, accessories and, to a lesser extent, increases in comparable store net sales of young men's merchandise. Retail prices of the Company's merchandise remained relatively unchanged in the first thirteen weeks of fiscal 1999 compared to the first thirteen weeks of fiscal 1998 and had no significant impact on the net sales increase for the first thirteen weeks of fiscal 1999.

        Gross Margin

        Gross margin, after buying, distribution and occupancy costs, increased to $26.1 million for the first thirteen weeks of fiscal 1999 from $19.6 million for the first thirteen weeks of fiscal 1998, an increase of $6.5 million, or 33.2%. As a percentage of net sales, gross margin was 32.1% for both the first thirteen weeks of fiscal 1999 and the first thirteen weeks of fiscal 1998. Occupancy costs for the first thirteen weeks of fiscal 1999 decreased .2% as a percentage of net sales compared to the first thirteen weeks of fiscal 1998, which was related to higher comparable store net sales. Offsetting this decrease was a .2% increase in distribution costs as a percentage of net sales during the first thirteen weeks of fiscal 1999 as compared to the first thirteen weeks of fiscal 1998 primarily due to depreciation expense of the Company's new distribution facility. The Company's new distribution facility was placed into service and the Company began recording the related depreciation expense in the second quarter of fiscal 1998.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $19.7 million for the first thirteen weeks of fiscal 1999 from $15.1 million for the first thirteen weeks of fiscal 1998, an increase of $4.6 million, or 30.5%. As a percentage of net sales, these expenses decreased to 24.2% from 24.8%. Of this
 .6% net decrease as a percentage of net sales, .6% was due to a decrease in general and administrative expenses as a percentage of net sales and .4% was due to a decrease in store expansion/relocation and closing expenses as a percentage of net sales. These decreases as a percentage of net sales were primarily a result of leveraging these expenses over higher total net sales. Offsetting these decreases was a .4% increase in store selling expenses as a percentage of net sales, primarily due to an increase in advertising expense during the first thirteen weeks of fiscal 1999 as compared to the first thirteen weeks of fiscal 1998. The Company initiated its first ever national print advertising campaign in the first thirteen weeks of fiscal 1999.

        Income Tax Expense

        Income tax expense was $2.5 million for the first thirteen weeks of fiscal 1999 compared to $1.9 million for the first thirteen weeks of fiscal 1998. The effective income tax rate was 38.5% for the first thirteen weeks of fiscal 1999 as compared to 39.6% for the first thirteen weeks of fiscal 1998. The lower effective income tax rate for the first thirteen weeks of fiscal 1999 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate of the Company will vary depending on a variety of factors, such as varying income tax rates by state and changes in the weighting formulas caused by the Company's growth by state, as well as other factors.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories. In fiscal 1998, the Company used funds for the relocation of and capital improvements to its new corporate offices and distribution facility. In addition, during the fourth quarter of fiscal 1998, the Company purchased and retired 667,500 shares of its common stock at an average cost of $13.31 per share for a total cost of $8.9 million. These purchases were made pursuant to a resolution adopted by the Board of Directors in December 1998 which authorized the Company to purchase up to 1.0 million shares of its common stock.

        Net cash provided by operating activities for the first thirteen weeks of fiscal 1999 was $1.7 million compared to $3.1 million for the first thirteen weeks of fiscal 1998. This $1.4 million decrease was primarily attributable to an increase in merchandise inventories net of accounts payable of $4.6 million, an increase in accounts receivable of $1.2 million, an increase in prepaid expenses of $.9 million and net increases in other items netting to $1.0 million, offset by an increase in accrued income taxes and deferred income taxes of $2.6 million, an increase in accrued liabilities of $1.5 million, an increase in net income of $1.2 million and an increase in depreciation and amortization of $1.0 million. Inventories at May 2, 1999 were $46.4 million compared to $42.5 million at January 31, 1999, an increase of $3.9 million. This increase was primarily related to opening 29 new stores and expanding/relocating five stores with in excess of 50% larger average square footage than their previous locations.

        Net cash used in investing activities was $10.7 million for the first thirteen weeks of fiscal 1999 compared to net cash provided by investing activities of $.4 million for the first thirteen weeks fiscal 1998. Net cash invested in property and equipment was $10.7 million for the first thirteen weeks of fiscal 1999 compared to $9.5 million for the first thirteen weeks of fiscal 1998. The increase in capital expenditures was primarily due to an increase in the number of new stores opened. As of the first thirteen weeks of fiscal 1998, the Company had short term investment maturities of $9.9 million.

        Net cash provided by financing activities for the thirteen weeks of fiscal 1999 was $1.3 million compared to $.3 million for the first thirteen weeks of fiscal 1998. In the first thirteen weeks of fiscal 1999, the Company received proceeds of $1.3 million from the exercise of stock options compared to $.3 million in the first thirteen weeks of fiscal 1998.

        The Company has a credit facility with a bank, which expires in August 2000. The credit facility provides for a $25.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (7.75 % at May 2, 1999). At May 2, 1999, the Company had $6.2 million in letters of credit outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At May 2, 1999, the Company was in compliance with all of the covenants.

        The Company plans to open approximately 83 new stores, of which 52 will be Pacific Sunwear stores, 13 will be Pacific Sunwear Outlet stores and 18 will be d.e.m.o. stores during the remainder of fiscal 1999. The Company also plans to expand or relocate 10 existing smaller Pacific Sunwear stores during the remainder of fiscal 1999. The Company estimates that capital expenditures during the remainder of fiscal 1999 will be approximately $24 million.

        The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close and records closing costs as stores are closed or identified to be closed. The Company closed one store in the first thirteen weeks of fiscal 1999. The Company anticipates closing two additional stores in fiscal 1999.

        Management believes that the Company's working capital, bank line of credit and cash flows from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements through the end of fiscal 2000.

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

        The Company's material merchandise, financial and store computer software systems are provided by third-party vendors and are used with minor modifications by the Company. The software vendors have provided updated software versions as part of the normal periodic software upgrade process that address the year 2000 issue. This upgrade process has been substantially completed as of the end of fiscal 1998 and did not cost the Company additional amounts beyond normal recurring annual software maintenance fees paid by the Company. While the Company will incur internal staff costs as well as certain outside consulting and other expenditures related to its year 2000 readiness efforts, the total incremental expenses are not expected to have a material impact on the Company's financial condition or results of operations. As of May 2, 1999, the Company had incurred less than $150,000 in expenses relating to its year 2000 readiness efforts. The source of funds for these expenses has been the Company's working capital, and the Company anticipates that it will fund its additional year 2000 expenses from its working capital.

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

        The Company's shipment of merchandise to its stores is traditionally at a low point during the time frame surrounding the immediate beginning of the new year due to the fact that the stores are primarily engaged in the promotional selldown of inventories after the holiday season. The Company plans to monitor merchandise shipments from vendors during the weeks immediately following January 1, 2000, and survey its vendors to determine if they are encountering year 2000 issues that may prevent them from delivering future shipments of merchandise on a timely basis. Contingency plans include processing substitute orders with vendors that do not have year 2000 issues.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

        This report on Form 10-Q contains "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as "will result" "expects to" "will continue" "anticipates" "plans" "intends" "estimated" "projects" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors:

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

        RISKS OF NEW SPECIALTY STORE CONCEPT NAMED "D.E.M.O.". The Company's ability to expand into new concepts has not been fully tested. The Company opened the first d.e.m.o. store in April of fiscal 1998, and at the end of the first thirteen weeks of fiscal 1999 operated 22 d.e.m.o. stores. Accordingly, the operation of its d.e.m.o. stores is subject to numerous risks, including unanticipated operating problems, lack of experience, lack of customer acceptance, new vendor relationships and competition from existing and new retailers. There can be no assurance that the Company's d.e.m.o. stores will achieve sales and profitability levels that justify the Company's investment in this new retail format. Expansion of the d.e.m.o. format also involves other risks that could have a material adverse effect on the Company, including (i) the diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel for the d.e.m.o. stores, (iii) risks associated with new vendors and (iv) difficulties with locating and obtaining favorable store sites and negotiating acceptable lease terms.

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

        EXPANSION AND MANAGEMENT OF GROWTH. Pacific Sunwear's continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management's ability to manage the Company's planned expansion. During the remainder of fiscal 1999, the Company plans to open approximately 83 new stores, of which 52 will be Pacific Sunwear stores, 13 will be Pacific Sunwear Outlet stores and 18 will be d.e.m.o. stores. The Company also plans to expand or relocate 10 existing smaller Pacific Sunwear stores during the remainder of fiscal 1999. The Company's planned expansion is dependant upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management level and other employees. Factors beyond the Company's control may also affect the Company's ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company's operations continue to grow, there could be increasing strain on the Company's resources, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        DEPENDANCE ON SINGLE DISTRIBUTION FACILITY. The Company's distribution functions for all of its stores are handled from a single facility in Anaheim, California. In addition, the Company intends initially to process shipments related to sales of merchandise over the internet from the same facility. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures arising from the year 2000 issue or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has fluctuated substantially in the past and there can be no assurance that the market price of the Common Stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, internet sales results, d.e.m.o. sales and profitability results, variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. For example, in December 1998 the Company's stock price decreased dramatically after a decrease in the Company's comparable store net sales for the month of November 1998 was reported. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many small public companies for reason frequently unrelated to the operating performance of the specific companies.

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

        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk related to changes in interest rates. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies and Nature of Business in the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended January 31, 1999. The Company monitors the risks associated with interest rates and financial instrument positions.

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

                                     Pacific Sunwear of California, Inc.
                                     (Registrant)


Date: May 21, 1999                    /s/   GREG H. WEAVER
                                     -------------------------------------------
                                     Greg H. Weaver
                                     Chairman of the Board
                                     and Chief Executive Officer


Date: May 21, 1999                    /s/   CARL W. WOMACK
                                     -------------------------------------------
                                     Carl W. Womack
                                     Senior Vice President, Chief
                                     Financial Officer and Secretary

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  (27)      Financial Data Schedule