Form 10-Q
period 1999-08-01
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1999-09-07
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1999

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

                              YES [X]       NO [ ]

        The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at August 30, 1999 was 31,151,602.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 1, 1999

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
PART I.           FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements:
                    Consolidated Balance Sheets as of August 1, 1999 (unaudited)
                      and January 31, 1999.................................................................3
                    Consolidated Statements of Income and Comprehensive Income  (unaudited)
                      for the second quarter and first half ended August 1, 1999 and August 2, 1998...................................................................4
                    Consolidated Statements of Cash Flows (unaudited)
                      for the first half ended August 1, 1999 and August 2, 1998...........................5
                    Notes to Consolidated Financial Statements...........................................6-7

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...........................................................8-14

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..............................14

PART II.          OTHER INFORMATION
Item 1.           Legal Proceedings.......................................................................15
Item 2.           Changes in Securities and Use of Proceeds...............................................15
Item 3.           Defaults Upon Senior Securities.........................................................15
Item 4.           Submission of Matters to a Vote of Security Holders.....................................15
Item 5.           Other Information.......................................................................15
Item 6.           Exhibits and Reports on Form 8-K........................................................15

                  SIGNATURE PAGE..........................................................................16

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      AUGUST 1,            JANUARY 31,
                                                                        1999                  1999
                                                                    -------------         -------------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                $  12,142,073         $  19,031,738
  Accounts receivable                                                   3,903,571               899,179
  Merchandise inventories                                              64,895,312            42,469,829
  Prepaid expenses, includes $4,165,073 and
     $3,620,435 of prepaid rent, respectively                           6,344,107             5,044,941
  Prepaid income tax                                                           --               713,402
  Deferred taxes                                                        1,944,275             1,944,275
                                                                    -------------         -------------
    Total current assets                                               89,229,338            70,103,364
PROPERTY AND EQUIPMENT:

  Leasehold improvements                                               57,262,899            47,877,157
  Furniture, fixtures and equipment                                    55,892,201            45,819,759
                                                                    -------------         -------------
                                                                      113,155,100            93,696,916
  Less accumulated depreciation and amortization                      (31,291,472)          (26,773,496)
                                                                    -------------         -------------
    Net property and equipment                                         81,863,628            66,923,420

OTHER ASSETS:
  Goodwill, net of accumulated amortization of
     $917,121 and $758,180, respectively                                7,446,622             7,605,563
  Deferred compensation and other assets (Note 6)                       4,574,745             3,142,504
                                                                    -------------         -------------
    Total other assets                                                 12,021,367            10,748,067
                                                                    -------------         -------------
              Total assets                                          $ 183,114,333         $ 147,774,851
                                                                    =============         =============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  30,198,966         $  13,867,906
  Accrued liabilities (Note 5)                                         10,027,599             8,690,783
  Income taxes payable                                                    710,032                    --
                                                                    -------------         -------------
    Total current liabilities                                          40,936,597            22,558,689
DEFERRED COMPENSATION                                                   3,399,078             2,826,531
OTHER LONG-TERM LIABILITIES                                                28,316                28,316
DEFERRED RENT                                                           5,165,458             4,689,772
DEFERRED TAXES                                                            974,522               974,522

SHAREHOLDERS' EQUITY:

  Preferred stock, par value $.01; authorized,
      5,000,000; none issued and outstanding
  Common stock, par value $.01; authorized, 75,937,500
      shares; issued and outstanding, 31,031,203
      and 30,650,778 shares, respectively                                 310,312               306,508
  Additional paid-in capital                                           64,366,770            59,800,206
  Retained earnings                                                    67,933,280            56,590,307
                                                                    -------------         -------------
    Total shareholders' equity                                        132,610,362           116,697,021
                                                                    -------------         -------------
                  Total liabilities and shareholders' equity        $ 183,114,333         $ 147,774,851
                                                                    =============         =============



                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME

                                   (Unaudited)

                                                           FOR THE SECOND QUARTER ENDED          FOR THE FIRST HALF ENDED
                                                          -------------------------------    --------------------------------
                                                          AUGUST 1, 1999   AUGUST 2, 1998    AUGUST 1, 1999    AUGUST 2, 1998
                                                          --------------   --------------    --------------    --------------
Net sales                                                  $100,454,111      $73,203,194      $181,897,021      $134,365,444
Cost of goods sold, including buying,
  distribution and occupancy costs                           65,655,399       48,627,331       120,953,186        90,182,545
                                                           ------------      -----------      ------------      ------------
Gross margin                                                 34,798,712       24,575,863        60,943,835        44,182,899
Selling, general and administrative expenses                 23,050,993       16,594,562        42,732,285        31,742,087
                                                           ------------      -----------      ------------      ------------
Operating income                                             11,747,719        7,981,301        18,211,550        12,440,812
Interest income                                                 126,185          219,346           238,423           539,749
                                                           ------------      -----------      ------------      ------------
Income before income tax expense                             11,873,904        8,200,647        18,449,973        12,980,561
Income tax expense (Note 4)                                   4,574,000        3,234,000         7,107,000         5,127,000
                                                           ------------      -----------      ------------      ------------
Net income                                                 $  7,299,904      $ 4,966,647      $ 11,342,973      $  7,853,561
                                                           ============      ===========      ============      ============
Comprehensive income (Note 1)                              $  7,299,904      $ 4,966,647      $ 11,342,973      $  7,853,561
                                                           ============      ===========      ============      ============

Net income per share, basic (Note 3)                       $       0.24      $      0.16      $       0.37      $       0.25
                                                           ------------      -----------      ------------      ------------

Net income per share, diluted (Note 3)                     $       0.23      $      0.15      $       0.36      $       0.24
                                                           ------------      -----------      ------------      ------------
Weighted average shares outstanding, basic (Note 3)          30,926,234       31,145,727        30,829,159        31,079,381
                                                           ============      ===========      ============      ============
Weighted average shares outstanding, diluted (Note 3)        32,048,185       32,440,152        31,954,600        32,351,240
                                                           ============      ===========      ============      ============


                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE FIRST HALF ENDED
                                                                            ---------------------------------
                                                                           AUGUST 1, 1999       AUGUST 2, 1998
                                                                           --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $ 11,342,973         $  7,853,561
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                               6,486,908            4,649,891
   Change in:
     Accounts receivable                                                      (3,004,392)            (597,412)
     Merchandise inventories                                                 (22,425,483)         (15,721,174)
     Prepaid expenses                                                         (1,299,166)            (596,419)
     Deferred compensation and other assets                                     (884,696)             641,767
     Accounts payable                                                         16,331,060            7,740,824
     Accrued liabilities                                                       1,627,170           (1,383,971)
     Income taxes and deferred income taxes                                    3,872,858             (588,437)
     Deferred rent                                                               475,686              570,580
                                                                            ------------         ------------
        Net cash provided by operating activities                             12,522,918            2,569,210
CASH FLOWS FROM INVESTING ACTIVITIES:
   Short term investment maturities                                                   --           12,742,666
   Investment in property and equipment                                      (21,243,173)         (17,814,372)
                                                                            ------------         ------------
        Net cash used in investing activities                                (21,243,173)          (5,071,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash paid in lieu of fractional shares due to 3-for-2 stock split             (10,598)             (28,929)
   Proceeds from exercise of stock options                                     1,841,188              711,551
                                                                            ------------         ------------
        Net cash provided by financing activities                              1,830,590              682,622
                                                                            ------------         ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS:
                                                                              (6,889,665)          (1,819,874)
  CASH AND CASH EQUIVALENTS, beginning of period                              19,031,738           14,781,566
                                                                            ------------         ------------
  CASH AND CASH EQUIVALENTS, end of period                                  $ 12,142,073         $ 12,961,692
                                                                            ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                  $         --         $         --
  Income taxes                                                              $  3,234,142         $  5,715,437

-------------------------------------------------------------------------------

Non-cash transaction: During the first half ended August 1, 1999 and August 2, 1998, the Company recorded an increase to additional paid-in capital of $2,449,424 and $1,696,052, respectively, related to tax benefits associated with the exercise of non-qualified stock options. In addition, during the first half ended August 1, 1999 and August 2, 1998, the Company recorded an increase to additional paid-in capital of $290,354 and $0, respectively, related to the issuance of stock to satisfy certain deferred compensation liabilities.

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

        In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the second quarter and first half ended August 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2000. For further information, refer to the financial statements and notes thereto as of and for the years ended January 31, 1999, February 1, 1998 and February 2, 1997.

        Comprehensive Income -- The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in the first quarter 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale. The adoption of SFAS No. 130 required no additional disclosure for the Company and did not have any effect on the Company's financial position or results of operations.

NOTE 2 - CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

NOTE 3 - NET INCOME PER SHARE, BASIC AND DILUTED

        The following table summarizes the computation of EPS:

SECOND QUARTER ENDED:

                                                    AUGUST 1, 1999                                AUGUST 2, 1998
                                      -----------------------------------------      -----------------------------------------
                                                                      PER SHARE                                      PER SHARE
                                      NET INCOME        SHARES         AMOUNT        NET INCOME        SHARES          AMOUNT
                                      ----------      ----------      ---------      ----------      ----------      ---------
BASIC EPS:

Net Income                            $7,299,904      30,926,234      $    0.24      $4,966,647      31,145,727      $    0.16

DILUTED EPS:

Effect of dilutive stock options                       1,121,951                                      1,294,425

Net Income                            $7,299,904      32,048,185      $    0.23      $4,966,647      32,440,152      $    0.15

FIRST HALF ENDED:

                                                     AUGUST 1, 1999                          AUGUST 2, 1998
                                      -----------------------------------------   ----------------------------------------
                                                                         PER                                        PER
                                                                        SHARE                                      SHARE
                                      NET INCOME         SHARES         AMOUNT    NET INCOME        SHARES         AMOUNT
                                      -----------      ----------      --------   ----------      ----------      --------
BASIC EPS:

Net Income                            $11,342,973      30,829,159      $   0.37   $7,853,561      31,079,381      $   0.25

DILUTED EPS:

Effect of dilutive stock options                        1,125,441                                  1,271,859          0.00

Net Income                            $11,342,973      31,954,600      $   0.36   $7,853,561      32,351,240      $   0.24

        Options to purchase 72,696 and 779 shares of common stock in the second quarter of fiscal 1999 and the second quarter of fiscal 1998, respectively, and 71,271 and 55,248 in the first half of fiscal 1999 and the first half of fiscal 1997, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

        Stock Split - On June 8, 1999, the Company effected a three-for-two stock split. Earnings per share and share outstanding amounts have been restated to give retroactive effect to the stock split in these financial statements.

NOTE 4 - FEDERAL AND STATE INCOME TAX EXPENSE

        The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 5 - ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

                                                               AUGUST 1,       JANUARY 31,
                                                                 1999             1999
                                                              -----------      ----------
Accrued compensation and benefits                             $ 4,894,754      $4,546,415
Sales tax payable                                               1,846,079         738,910
Reserve for store expansion/relocation and closing costs        1,149,188       1,322,077
Gift certificates and store merchandise credits                   589,233         969,378
Other accrued liabilities                                       1,548,345       1,114,003
                                                              -----------      ----------
                                                              $10,027,599      $8,690,783
                                                              ===========      ==========

NOTE 6 - DEFERRED COMPENSATION AND OTHER ASSETS

        Deferred compensation and other assets consist of the following:

                              AUGUST 1,        JANUARY 31,
                                1999              1999
                             ----------        ----------
Deferred compensation        $4,230,386        $2,807,694
Other assets                    344,359           334,810
                             ----------        ----------
                             $4,574,745        $3,142,504
                             ==========        ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF OPERATIONS

The thirteen weeks ended August 1, 1999 (second quarter) as compared to the thirteen weeks ended August 2, 1998 (second quarter)

        Net Sales

        Net sales increased to $100.5 million for the second quarter of fiscal 1999 from $73.2 million for the second quarter of fiscal 1998, an increase of $27.3 million, or 37.3%. Of this $27.3 million increase, $10.9 million was attributable to net sales generated by new stores opened in fiscal 1998 not yet included in the comparable store base, $10.5 million was attributable to net sales generated by 64 new stores opened in fiscal 1999 not yet included in the comparable store base, $4.8 million was attributable to a 7.1% increase in comparable store net sales in the second quarter of fiscal 1999 and $1.7 million was attributable to other non-comparable store sales. Offsetting these increases was a $.6 million decrease in net sales attributable to the closing of four stores during fiscal 1998 and one store during fiscal 1999. Other non-comparable store sales consist of: sales from Pacific Sunwear stores that have been expanded or relocated and not yet included in the comparable store base, Pacific Sunwear stores converted to "d.e.m.o." stores and not yet included in the comparable store base, as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening or expansion/relocation or conversion from Pacific Sunwear to the d.e.m.o. format. Retail prices of the Company's merchandise remained relatively unchanged in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 and had no significant impact on the net sales increase for the second quarter of fiscal 1999.

        Gross Margin

        Gross margin, after buying, distribution and occupancy costs, increased to $34.8 million for the second quarter of fiscal 1999 from $24.6 million for the second quarter of fiscal 1998, an increase of $10.2 million, or 41.5%. As a percentage of net sales, gross margin was 34.6% for the second quarter of fiscal 1999 compared to 33.6% for the second quarter of fiscal 1998. Of this 1.0% increase, net merchandise margins increased .1% as a percentage of net sales for the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 and occupancy costs for the second quarter of fiscal 1999 decreased .4% as a percentage of net sales compared to the second quarter of fiscal 1998, which was related to higher comparable store net sales and higher total net sales. In addition, distribution costs decreased .5% as a percentage of net sales compared to the second quarter of fiscal 1998 as a result of leveraging these expenses over higher total net sales.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $23.1 million for the second quarter of fiscal 1999 from $16.6 million for the second quarter of fiscal 1998, an increase of $6.5 million, or 39.2%. As a percentage of net sales, these expenses increased to 22.9% from 22.7%. Of this .2% net increase as a percentage of net sales, .3% was due to an increase in advertising as a percentage of net sales, offset by a decrease in general and administrative expenses of .1% as a percentage of net sales primarily as a result of leveraging these expenses over higher total net sales. The Company initiated its first national print advertising campaign in the first half of fiscal 1999.

        Income Tax Expense

        Income tax expense was $4.6 million for the second quarter of fiscal 1999 compared to $3.2 million for the second quarter of fiscal 1998. The effective income tax rate was 38.5% for the second quarter of fiscal 1999 as compared to 39.4% for the second quarter of fiscal 1998. The lower effective income tax rate for the second quarter of fiscal 1999 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate of the Company will vary depending on a number of factors, such as differing income tax rates by state and changes in the weighting formulas primarily caused by the Company's growth by state.

The twenty-six weeks ended August 1, 1999 (first half) as compared to the twenty-six weeks ended August 2, 1998 (first half)

        Net Sales

        Net sales increased to $181.9 million for the first half of fiscal 1999 from $134.4 million for the first half of fiscal 1998, an increase of $47.5 million, or 35.3%. Of this $47.5 million increase, $24.5 million was attributable to net sales generated by new stores opened in fiscal 1998 not yet included in the comparable store base, $12.6 million was attributable to net sales generated by 64 new stores opened in fiscal 1999 not yet included in the comparable store base, $8.7 million was attributable to a 7.2% increase in comparable store net sales in the first half of fiscal 1999 and $2.6 million was attributable to other non-comparable store sales. Offsetting these increases was a $.9 million decrease in net sales attributable to the closing of four stores during fiscal 1998 and one store during fiscal 1999. Other non-comparable sales consist of: sales from Pacific Sunwear stores that have been expanded or relocated and not yet included in the comparable store base, Pacific Sunwear stores converted to "d.e.m.o." stores and not yet included in the comparable store base, as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening or expansion/relocation or conversion from Pacific Sunwear to the d.e.m.o. format. Retail prices of the Company's merchandise remained relatively unchanged in the first half of fiscal 1999 compared to the first half of fiscal 1998 and had no significant impact on the net sales increase for the first half of fiscal 1999.

        Gross Margin

        Gross margin, after buying, distribution and occupancy costs, increased to $60.9 million for the first half of fiscal 1999 from $44.2 million for the first half of fiscal 1998, an increase of $16.7 million, or 37.8%. As a percentage of net sales, gross margin was 33.5% for the first half of fiscal 1999 compared to 32.9% for the first half of fiscal 1998. Of this .6% increase, net merchandise margins increased .1% as a percentage of net sales for the first half of fiscal 1999 compared to the first half of fiscal 1998 and occupancy costs for the first half of fiscal 1999 decreased .3% as a percentage of net sales compared to the first half of fiscal 1998, which was related to higher comparable store net sales and higher total net sales. In addition, distribution costs decreased .2% as a percentage of net sales compared to the first half of fiscal 1998 as a result of leveraging these expenses over higher total net sales.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $42.7 million for the first half of fiscal 1999 from $31.7 million for the first half of fiscal 1998, an increase of $11.0 million, or 34.7%. As a percentage of net sales, these expenses decreased to 23.5% from 23.6%. Of this .1% net decrease as a percentage of net sales, general and administrative expenses decreased by .3% as a percentage of net sales and store expansion/relocation and closing expenses decreased by .2% as a percentage of net sales. These decreases as a percentage of net sales were primarily a result of leveraging these expenses over higher total net sales. These decreases were offset by an increase in advertising of
 .4% as a percentage of net sales as a result of the Company launching its first national print advertising campaign in the first half of fiscal 1999.

        Income Tax Expense

        Income tax expense was $7.1 million for the first half of fiscal 1999 compared to $5.1 million for the first half of fiscal 1998. The effective income tax rate was 38.5% for the first half of fiscal 1999 as compared to 39.5% for the first half of fiscal 1998. The lower effective income tax rate for the first half of fiscal 1999 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate of the Company will vary depending on a number of factors, such as differing income tax rates by state and changes in the weighting formulas primarily caused by the Company's growth by state.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories.

        Net cash provided by operating activities for the first half of fiscal 1999 was $12.2 million compared to $2.6 million for the first half of fiscal 1998. This $9.6 million increase was attributable to an increase in liabilities for income taxes and deferred income taxes of $4.5 million, an increase in net income of $3.4 million, an increase in accrued liabilities of $2.7 million, an increase in depreciation and amortization of $1.9 million and an increase in accounts payable net of merchandise inventories of $1.9 million. These were offset by increases in accounts receivable of $2.4 million, an increase in deferred compensation and other assets of $1.5 million and net increases in other items netting to $.9 million. Working capital at August 1, 1999 was $48.3 million compared to $47.5 million at January 31, 1999, an increase of $.8 million. Inventories at August 1, 1999 were $64.9 million compared to $42.5 million at January 31, 1999 an increase of $22.4 million. This increase was primarily related to opening 64 new stores and expanding/relocating nine stores with in excess of 50% larger average square footage than their previous locations, as well as a seasonal increase in inventories in all stores. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

        Net cash used in investing activities was $21.2 million for the first half of fiscal 1999 compared to $5.1 million used for the first half of fiscal 1998. Net cash invested in property and equipment was $21.2 million for the first half of fiscal 1999 compared to $17.8 million for the first half of fiscal 1998. The increase in capital expenditures was primarily due to an increase in the number of new stores opened in the first half of fiscal 1999 versus the first half of fiscal 1998. For the first half of fiscal 1998, the Company had short term investment maturities of $12.7 million.

        Net cash provided by financing activities for the first half of fiscal 1999 was $2.1 million compared to $.7 million for the first half of fiscal 1998 due to proceeds received from the exercise of stock options.

        The Company has a credit facility with a bank, which expires in August 2000. The credit facility provides for a $25.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (8.0 % at August 1, 1999). At August 1, 1999, the Company had $5.3 million in letters of credit outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At August 1, 1999, the Company was in compliance with all of the covenants.

        The Company plans to open approximately 48 new stores, of which 30 will be Pacific Sunwear stores, 11 will be Pacific Sunwear Outlet stores and seven will be d.e.m.o. stores during the remainder of fiscal 1999. The Company also plans to expand or relocate six existing smaller Pacific Sunwear stores during the remainder of fiscal 1999. The Company estimates that capital expenditures during the remainder of fiscal 1999 will be approximately $14 million. The Company plans to open 125 new stores in the year 2000, of which 40 will be d.e.m.o. stores.

        The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close and records closing costs as stores are closed or identified to be closed. The Company closed one store in the first half of fiscal 1999. The Company anticipates closing two additional stores in the second half of fiscal 1999.

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

        The Company's material merchandise, financial and store computer software systems are provided by third-party vendors and are used with minor modifications by the Company. The software vendors have provided updated software versions as part of the normal periodic software upgrade process that address the year 2000 issue. This upgrade process has been substantially completed as of the end of fiscal 1998 and did not cost the Company additional amounts beyond normal recurring annual software maintenance fees paid by the Company. While the Company will incur internal staff costs as well as certain outside consulting and other expenditures related to its year 2000 readiness efforts, the total incremental expenses are not expected to have a material impact on the Company's financial condition or results of operations. As of August 1, 1999, the Company had incurred less than $200,000 in expenses relating to its year 2000 readiness efforts. The source of funds for these expenses has been the Company's working capital, and the Company anticipates that it will fund its additional year 2000 expenses from its working capital.

        The Company's most significant software system includes purchase order management, open order reporting, open-to-buy, receiving, distribution, basic stock replenishment, inter-store transfers, inventory and price management, general ledger and accounts payable functions. This system has been upgraded and has been certified by the software vendor as year 2000 compliant. In addition, the Company successfully completed a fully-integrated year 2000 readiness test of this system at an off-site recovery computer center in August of fiscal
1999. At its new distribution center, the Company uses a recently installed materials handling system and the vendor of this system has advised the Company that the system is year 2000 compliant.

        With regard to the Company's vendors, the Company has contacted its significant merchandise vendors regarding their state of year 2000 readiness and these vendors have advised the Company that they expect to be ready for the year 2000. None of these vendors accounted for more than 9% of the Company's net sales in fiscal 1998 or during the first half of fiscal 1999. The Company also uses numerous third-party vendors to provide other goods and services, as well as office, distribution center and other supplies to the Company and its stores. The Company has contacted its significant goods and services vendors regarding their state of year 2000 readiness and these vendors have advised the Company that they expect to be ready for the year 2000. There is no assurance that the systems of the vendors from whom the Company receives merchandise, goods and services will be year 2000 ready or that any failure on their part to be year 2000 ready would not have an adverse impact on the Company if a number of such vendors fail to be year 2000 ready on a timely basis.

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

        The Company intends to open its stores for business on January 1, 2000. Contingency plans for the Company's stores include: (i) all stores will report to the corporate office during the morning of January 1, 2000 whether they are open and operating normally, or if they have encountered problems, (ii) a procedure to rank year 2000 issues reported by stores in order of importance, using the ability of the store to conduct business and process sales as the primary criteria, (iii) the Company's staff of information systems personnel will be on hand and available to work on any year 2000 issues on January 1, 2000 and (iv) the use of existing manual sales processing procedures in any affected stores until such time as any year 2000 issues are fixed.

        While the Company continues to believe the year 2000 issues described above will not materially affect its financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

        This report on Form 10-Q contains "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as "will result," "expects to," "will continue," "anticipates," "plans," "intends," "estimated," "projects" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors:

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

        RISKS OF NEW SPECIALTY STORE CONCEPT NAMED "d.e.m.o.". The Company's ability to expand into new concepts has not been fully tested. The Company opened the first d.e.m.o. store in April of fiscal 1998, and at the end of the first half of fiscal 1999 operated 33 d.e.m.o. stores. Accordingly, the operation of its d.e.m.o. stores is subject to numerous risks, including unanticipated operating problems, lack of experience, lack of customer acceptance, new vendor relationships and competition from existing and new retailers. There can be no assurance that the Company's d.e.m.o. stores will achieve sales and profitability levels that justify the Company's investment in this new retail format. Expansion of the d.e.m.o. format also involves other risks that could have a material adverse effect on the Company, including (i) the diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel for the d.e.m.o. stores, (iii) risks associated with new vendors and (iv) difficulties with locating and obtaining favorable store sites and negotiating acceptable lease terms.

        INTERNET SALES. The Company began selling merchandise over the internet in June 1999. The Company's internet operations involve, among other things, internet web site design activities, investment in new systems, distribution center enhancements, training of personnel and hiring of additional personnel to handle new functions. The Company's internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, higher than expected volumes of traffic on the web site that could lead to system failures and the need to invest in additional computer systems to support the traffic, lack of experience in managing the new internet business, lack of customer acceptance and lack of experience in the fulfillment and shipping of individual orders to customers. There can be no assurance that the Company's internet operations will achieve sales and profitability levels that justify the Company's investment therein. The Company's internet operations also involve other risks that could have a material adverse effect on the Company, including (i) the diversion of management's attention from the Company's core business, (ii) the failure to reach profitability within the foreseeable future, (iii) difficulties with hiring, retention and training of key personnel to conduct the Company's internet operations, (iv) diversion of sales from Pacific Sunwear stores, (v) rapid technological change, (vi) liability for online content and (vii) risks related to the failure of the computer systems that operate the web site and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, the Company's internet operations involves risks which are beyond the Company's control that could have a material adverse effect on the Company, including (i) price competition involving the items the Company intends to sell, (ii) the entry of the Company's vendors into the internet business, in direct competition with the Company, (iii) the level of merchandise returns experienced by the Company, (iv) governmental regulation, (v) online security breaches, (vi) credit card fraud,
(vii) general economic conditions and economic conditions specific to the internet, online commerce and the apparel industry and (viii) competition from other internet web sites that may have significantly more capital resources and experience in internet sales than the Company.

        EXPANSION AND MANAGEMENT OF GROWTH. Pacific Sunwear's continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management's ability to manage the Company's planned expansion. During the remainder of fiscal 1999, the Company plans to open approximately 48 new stores, of which 30 will be Pacific Sunwear stores, eleven will be Pacific Sunwear Outlet stores and seven will be d.e.m.o. stores. The Company also plans to expand or relocate six existing smaller Pacific Sunwear stores during the remainder of fiscal 1999. The Company plans to open 125 new stores in the year 2000, of which 40 will be d.e.m.o. stores. The Company's planned expansion is dependant upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management level and other employees. Factors beyond the Company's control may also affect the Company's ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company's operations continue to grow, there could be increasing strain on the Company's resources, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        DEPENDANCE ON SINGLE DISTRIBUTION FACILITY. The Company's distribution functions for all of its stores are handled from a single facility in Anaheim, California. In addition, the Company processes shipments related to sales of merchandise over the internet from the same facility. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures arising from the year 2000 issue or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 1 - Legal Proceedings - Not Applicable

Item 2 - Changes in Securities and Use of Proceeds - Not Applicable

Item 3 - Defaults Upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

a) The 1999 Annual Meeting of the Shareholders of the Company was held on May 26, 1999.

b) At the 1999 Annual Meeting, Peter L. Harris, Sally Frame Kasaks and Richard Lyons were elected as Directors of the Company for a one year term ending in 2000 and Greg H. Weaver, Julius Jensen III and Pearson C. Cummin III were elected as Directors of the Company for a two year term ending in 2001.

c) In addition to the election of directors, the shareholders voted on and approved the Pacific Sunwear of California, Inc. 1999 Stock Award Plan.

Voting at the 1999 Annual Meeting for the election of directors was as set forth below. Each of the nominees identified below was elected a director.

---------------------------------------------------------------
                                VOTES CAST              VOTES
        NAME                       FOR                 WITHHELD
---------------------------------------------------------------
Peter L. Harris                 14,818,751              75,333
Sally Frame Kasaks              14,818,751              75,333
Richard Lyons                   14,818,751              75,333
Greg H. Weaver                  14,818,751              75,333
Julius Jensen III               14,818,751              75,333
Pearson C. Cummin III           14,818,751              75,333
---------------------------------------------------------------

With respect to the approval of the Pacific Sunwear of California, Inc. 1999 Stock Award Plan, 11,846,592 votes were cast for approval, 815,908 votes were cast against, 18,304 votes abstained and there were 2,213,280 broker non-votes.

Item 5 - Other Information - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                (27)    Financial Data Schedule

                (10.20) Severance Agreement, dated June 21, 1999, by and between
                        Pacific Sunwear of California Inc. and Mark A. Hoffman

                (10.21) Severance Agreement, dated August 2, 1999, by and
                        between Pacific Sunwear of California Inc. and Michael Scandiffio

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

                                        Pacific Sunwear of California, Inc.
                                        (Registrant)

Date: September 3, 1999                 \s\ GREG H. WEAVER
                                        ----------------------------------------
                                        Greg H. Weaver
                                        Chairman of the Board
                                        and Chief Executive Officer

Date: September 3, 1999                 \s\CARL W. WOMACK
                                        ----------------------------------------
                                        Carl W. Womack
                                        Senior Vice President, Chief
                                        Financial Officer and Secretary

                                 EXHIBIT INDEX

  Exhibit
     No.                          Description
  -------                         -----------
  (27)        Financial Data Schedule

  (10.20)     Severance Agreement, dated June 21, 1999, by and between
              Pacific Sunwear of California Inc. and Mark A. Hoffman

  (10.21) Severance Agreement, dated August 2, 1999, by and between Pacific Sunwear of California Inc. and Michael
              Scandiffio