Form 10-Q
period 1999-10-31
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 1999-12-06
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

                                                               YES [X]    NO [ ]

        The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at December 2, 1999 was 31,346,101.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1999

                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements:
            Consolidated Balance Sheets as of October 31, 1999 (unaudited)
              and January 31, 1999............................................................    3
            Consolidated Statements of Income and Comprehensive Income (unaudited) for the
              third quarter and nine months ended October 31, 1999 and November 1, 1998.......    4
            Consolidated Statements of Cash Flows (unaudited) for the nine months ended
              October 31, 1999 and November 1, 1998...........................................    5
            Notes to Consolidated Financial Statements........................................  6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................................... 8-14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................   14

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...................................................................   15
Item 2.   Changes in Securities and Use of Proceeds...........................................   15
Item 3.   Defaults Upon Senior Securities.....................................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.................................   15
Item 5.   Other Information...................................................................   15
Item 6.   Exhibits and Reports on Form 8-K....................................................   15

          SIGNATURE PAGE......................................................................   16

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             OCTOBER 31,           JANUARY 31,
                                                                                                1999                  1999
                                  -                                                         -------------         -------------
CURRENT ASSETS:                                                                              (Unaudited)
  Cash and cash equivalents (Note 2)                                                        $  12,122,777         $  19,031,738
  Accounts receivable                                                                           3,632,903               899,179
  Merchandise inventories                                                                      66,630,894            42,469,829
  Prepaid expenses, includes $4,627,470 and $3,620,435 of prepaid rent, respectively            6,533,246             5,044,941
  Prepaid income tax                                                                                   --               713,402
  Deferred taxes                                                                                1,944,275             1,944,275
                                                                                            -------------         -------------
    Total current assets                                                                       90,864,095            70,103,364
PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                       62,371,981            47,877,157
  Furniture, fixtures and equipment                                                            58,683,338            45,819,759
                                                                                            -------------         -------------
                                                                                              121,055,319            93,696,916
  Less accumulated depreciation and amortization                                              (34,423,751)          (26,773,496)
                                                                                            -------------         -------------
    Net property and equipment                                                                 86,631,568            66,923,420
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $907,119 and $758,180, respectively              7,192,646             7,605,563
  Deferred compensation and other assets (Note 6)                                               4,564,079             3,142,504
                                                                                            -------------         -------------
    Total other assets                                                                         11,756,725            10,748,067
                                                                                            -------------         -------------
              Total assets                                                                  $ 189,252,388         $ 147,774,851
                                                                                            =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                           $ 17,473,998          $ 13,867,906
  Accrued liabilities (Note 5)                                                                 10,858,127             8,690,783
  Income taxes payable                                                                          3,304,955                    --
                                                                                             ------------          ------------
    Total current liabilities                                                                  31,637,080            22,558,689
DEFERRED COMPENSATION                                                                           3,720,590             2,826,531
OTHER LONG-TERM LIABILITIES                                                                        28,316                28,316
DEFERRED RENT                                                                                   5,499,304             4,689,772
DEFERRED TAXES                                                                                    974,522               974,522

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01; authorized, 5,000,000; none issued and outstanding
  Common stock, par value $.01; authorized, 75,937,500 shares; issued and
    outstanding, 31,269,917 and 30,650,778 shares, respectively                                   312,699               306,508
  Additional paid-in capital                                                                   66,881,959            59,800,206
  Retained earnings                                                                            80,197,918            56,590,307
                                                                                             ------------          ------------
    Total shareholders' equity                                                                147,392,576           116,697,021
                                                                                             ------------          ------------
              Total liabilities and shareholders' equity                                     $189,252,388          $147,774,851
                                                                                             ============          ============

                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                       FOR THE THIRD QUARTER ENDED             FOR THE NINE MONTHS ENDED
                                                  ------------------------------------   ------------------------------------
                                                  OCTOBER 31, 1999    NOVEMBER 1, 1998   OCTOBER 31, 1999    NOVEMBER 1, 1998
                                                  ----------------    ----------------   ----------------    ----------------
Net sales                                           $124,043,858        $ 91,778,786        $305,940,879        $226,144,231
Cost of goods sold, including buying,
  distribution and occupancy costs                    78,507,789          59,142,689         199,460,975         149,325,239
                                                    ------------        ------------        ------------        ------------
Gross margin                                          45,536,069          32,636,097         106,479,904          76,818,992
Selling, general and administrative expenses          25,873,696          19,422,592          68,605,981          51,164,679
                                                    ------------        ------------        ------------        ------------
Operating income                                      19,662,373          13,213,505          37,873,923          25,654,313
Interest income                                          291,265             237,146             529,688             776,895
                                                    ------------        ------------        ------------        ------------
Income before income tax expense                      19,953,638          13,450,651          38,403,611          26,431,208
Income tax expense (Note 4)                            7,689,000           5,313,000          14,796,000          10,440,000
                                                    ------------        ------------        ------------        ------------
Net income                                          $ 12,264,638        $  8,137,651        $ 23,607,611        $ 15,991,208
                                                    ============        ============        ============        ============
Comprehensive income (Note 1)                       $ 12,264,638        $  8,137,651        $ 23,607,611        $ 15,991,208
                                                    ============        ============        ============        ============
Net income per share, basic (Note 3)                $       0.39        $       0.26        $       0.76        $       0.51
                                                    ------------        ------------        ------------        ------------
Net income per share, diluted (Note 3)              $       0.38        $       0.25        $       0.74        $       0.49
                                                    ------------        ------------        ------------        ------------
Weighted average shares outstanding, basic
(Note 3)                                              31,181,415          31,523,288          30,946,578          31,227,350
                                                    ============        ============        ============        ============
Weighted average shares outstanding,
diluted (Note 3)                                      32,303,781          32,456,645          32,069,043          32,395,296
                                                    ============        ============        ============        ============

                             See accompanying notes

                      PACIFIC SUNWEAR OF CALIFORNIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                           -------------------------------------
                                                                           OCTOBER 31, 1999     NOVEMBER 1, 1998
                                                                           ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $ 23,607,611         $ 15,991,208

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                               10,234,678            7,453,229
   Change in:
     Accounts receivable                                                         (2,733,724)            (652,074)
     Merchandise inventories                                                  (24,161,065)         (17,365,590)
     Prepaid expenses                                                          (1,488,305)            (703,031)
     Deferred compensation and other assets                                      (565,019)            (334,370)
     Accounts payable                                                           3,606,092            2,012,264
     Accrued liabilities                                                        2,634,184           (1,048,529)
     Income taxes and deferred income taxes                                     8,020,811            2,226,303
     Deferred rent                                                                809,532              807,150
                                                                             ------------         ------------
        Net cash provided by operating activities                              19,964,795            8,386,560

CASH FLOWS FROM INVESTING ACTIVITIES:
   Short term investment maturities                                                    --           12,742,666
   Investment in property and equipment                                       (29,668,391)         (26,457,104)
                                                                             ------------         ------------
        Net cash used in investing activities                                 (29,668,391)         (13,714,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash paid in lieu of fractional shares due to 3-for-2 stock split              (10,598)             (28,929)
   Proceeds from exercise of stock options                                      2,805,233            1,460,296
                                                                             ------------         ------------
        Net cash provided by financing activities                               2,794,635            1,431,367
                                                                             ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS:                                     (6,908,961)          (3,896,511)
  CASH AND CASH EQUIVALENTS, beginning of period                               19,031,738           14,781,566
                                                                             ------------         ------------
  CASH AND CASH EQUIVALENTS, end of period                                   $ 12,122,777         $ 10,885,055
                                                                             ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                   $         --         $         --
  Income taxes                                                               $  6,775,189         $  8,213,697

-------------------------------------------------------------------------------

Non-cash transaction: During the nine months ended October 31, 1999 and November 1, 1998, the Company recorded an increase to additional paid-in capital of $4,002,454 and $3,753,279, respectively, related to tax benefits associated with the exercise of non-qualified stock options. In addition, during the nine months ended October 31, 1999 and November 1, 1998, the Company recorded an increase to additional paid-in capital of $290,354 and $0, respectively, related to the issuance of stock to satisfy certain deferred compensation liabilities.

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

        In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the third quarter and nine months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2000. For further information, refer to the financial statements and notes thereto as of and for the years ended January 31, 1999, February 1, 1998 and February 2, 1997.

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

NOTE 3 - NET INCOME PER SHARE, BASIC AND DILUTED

        The following table summarizes the computation of EPS:

THIRD QUARTER ENDED:                            OCTOBER 31, 1999                            NOVEMBER 1, 1998
                                      ------------------------------------       --------------------------------------
                                                                 PER SHARE                                    PER SHARE
                                      NET INCOME      SHARES       AMOUNT        NET INCOME        SHARES       AMOUNT
                                      -----------   ----------   ---------       -----------     ----------    --------
BASIC EPS:
                                      $12,264,638   31,181,415   $    0.39       $ 8,137,651     31,523,288    $   0.26
DILUTED EPS:
Effect of dilutive stock options                     1,122,366                                      933,357
                                      $12,264,638   32,303,781   $    0.38       $ 8,137,651     32,456,645    $   0.25

NINE MONTHS ENDED:                                OCTOBER 31, 1999                           NOVEMBER 1, 1998
                                      -------------------------------------      ---------------------------------------
                                                                  PER SHARE                                    PER SHARE
                                      NET INCOME      SHARES        AMOUNT       NET INCOME        SHARES        AMOUNT
                                      -----------   ----------    ---------      -----------     ----------    ---------
BASIC EPS:
                                      $23,607,611   30,946,578    $   0.76       $15,991,208     31,227,350    $   0.51
DILUTED EPS:
Effect of dilutive stock options                     1,122,465                                    1,167,946
                                      $23,607,611   32,069,043    $   0.74       $15,991,208     32,395,296    $   0.49

        Options to purchase 3,253 and 187,455 shares of common stock in the third quarter of fiscal 1999 and the third quarter of fiscal 1998, respectively, and 153,097 and 101,563 in the first nine months of fiscal 1999 and the first nine months of fiscal 1998, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

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

NOTE 5 - ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

                                                                OCTOBER 31,        JANUARY 31,
                                                                   1999               1999
                                                                -----------        -----------
Accrued compensation and benefits                               $ 5,206,881        $ 4,546,415
Sales tax payable                                                 1,437,653            738,910
Reserve for store expansion/relocation and closing costs          1,002,720          1,322,077
Gift certificates and store merchandise credits                     695,897            969,378
Other accrued liabilities                                         2,515,476          1,114,003
                                                                -----------        -----------
                                                                $10,858,627        $ 8,690,783
                                                                ===========        ===========

NOTE 6 - DEFERRED COMPENSATION AND OTHER ASSETS

        Deferred compensation and other assets consist of the following:

                             OCTOBER 31,       JANUARY 31,
                                1999              1999
                             ----------        ----------
Deferred compensation        $4,230,386        $2,807,694
Other assets                    323,693           334,810
                             ----------        ----------
                             $4,554,079        $3,142,504
                             ==========        ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF OPERATIONS

The thirteen weeks ended October 31, 1999 (third quarter) as compared to the thirteen weeks ended November 1, 1998 (third quarter)

        Net Sales

        Net sales increased to $124.0 million for the third quarter of fiscal 1999 from $91.8 million for the third quarter of fiscal 1998, an increase of $32.2 million, or 35.1%. Of this $32.2 million increase, $18.7 million was attributable to net sales generated by 101 new stores opened in fiscal 1999 not yet included in the comparable store base, $6.8 million was attributable to net sales generated by new stores opened in fiscal 1998 not yet included in the comparable store base, $5.8 million was attributable to a 6.8% increase in comparable store net sales in the third quarter of fiscal 1999 and $1.5 million was attributable to other non-comparable store sales. Offsetting these increases was a $.6 million decrease in net sales attributable to the closing of four stores during fiscal 1998 and two stores during fiscal 1999. Other non-comparable store sales consist of: sales from Pacific Sunwear stores that have been expanded or relocated and not yet included in the comparable store base, Pacific Sunwear stores converted to "d.e.m.o." stores and not yet included in the comparable store base, as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening or expansion/relocation or conversion from Pacific Sunwear to the d.e.m.o. format. Retail prices of the Company's merchandise remained relatively unchanged in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 and had no significant impact on the net sales increase for the third quarter of fiscal 1999.

        Gross Margin

        Gross margin, after buying, distribution and occupancy costs, increased to $45.5 million for the third quarter of fiscal 1999 from $32.6 million for the third quarter of fiscal 1998, an increase of $12.9 million, or 39.6%. As a percentage of net sales, gross margin was 36.7% for the third quarter of fiscal 1999 compared to 35.6% for the third quarter of fiscal 1998. Of this 1.1% increase, net merchandise margins increased 1.0% as a percentage of net sales for the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 and occupancy costs for the third quarter of fiscal 1999 decreased .1% as a percentage of net sales compared to the third quarter of fiscal 1998, which was related to higher comparable store net sales and higher total net sales.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $25.9 million for the third quarter of fiscal 1999 from $19.4 million for the third quarter of fiscal 1998, an increase of $6.5 million, or 33.5%. As a percentage of net sales, these expenses decreased to 20.9% from 21.2%. Of this .3% net decrease as a percentage of net sales, .9% was due to a decrease in store expansion/relocation and closing expenses as a percentage of sales, offset by a
 .3% increase in advertising as a percentage of net sales, a .2% increase in general and administrative expenses and a .1% increase in store payroll as a percentage of total net sales. The Company initiated its first ever national print advertising campaign in February 1999.

        Income Tax Expense

        Income tax expense was $7.7 million for the third quarter of fiscal 1999 compared to $5.3 million for the third quarter of fiscal 1998. The effective income tax rate was 38.5% for the third quarter of fiscal 1999 as compared to 39.5% for the third quarter of fiscal 1998. The lower effective income tax rate for the third quarter of fiscal 1999 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate of the Company will vary depending on a number of factors, such as differing income tax rates by state and changes in the weighting formulas primarily caused by the Company's growth by state.

The thirty-nine weeks ended October 31, 1999 (nine months) as compared to the thirty-nine weeks ended November 1, 1998 (nine months)

        Net Sales

        Net sales increased to $305.9 million for the first nine months of fiscal 1999 from $226.1 million for the nine months of fiscal 1998, an increase of $79.8 million, or 35.3%. Of this $79.8 million increase, $31.4 million was attributable to net sales generated by 101 new stores opened in fiscal 1999 not yet included in the comparable store base, $29.8 million was attributable to net sales generated by new stores opened in fiscal 1998 not yet included in the comparable store base, $14.5 million was attributable to a 7.0% increase in comparable store net sales in the first nine months of fiscal 1999 and $4.9 million was attributable to other non-comparable store sales. Offsetting these increases was a $.8 million decrease in net sales attributable to the closing of four stores during fiscal 1998 and two stores during fiscal 1999. Other non-comparable sales consist of: sales from Pacific Sunwear stores that have been expanded or relocated and not yet included in the comparable store base, Pacific Sunwear stores converted to "d.e.m.o." stores and not yet included in the comparable store base, as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening or expansion/relocation or conversion from Pacific Sunwear to the d.e.m.o. format. Retail prices of the Company's merchandise remained relatively unchanged in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 and had no significant impact on the net sales increase for the first nine months of fiscal 1999.

        Gross Margin

        Gross margin, after buying, distribution and occupancy costs, increased to $106.5 million for the first nine months of fiscal 1999 from $76.8 million for the first nine months of fiscal 1998, an increase of $29.7 million, or 38.7%. As a percentage of net sales, gross margin was 34.8% for the first nine months of fiscal 1999 compared to 34.0% for the first nine months of fiscal 1998. Of this .8% increase, net merchandise margins increased .5% as a percentage of net sales for the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 and occupancy costs for the first nine months of fiscal 1999 decreased .2% as a percentage of net sales compared to the first nine months of fiscal 1998, which was related to higher comparable store net sales and higher total net sales. In addition, distribution costs decreased .1% as a percentage of net sales compared to the first nine months of fiscal 1998 as a result of leveraging these expenses over higher total net sales.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $68.6 million for the first nine months of fiscal 1999 from $51.2 million for the first nine months of fiscal 1998, an increase of $17.4 million, or 34.0%. As a percentage of net sales, these expenses decreased to 22.4% from 22.6%. Of this .2% net decrease as a percentage of net sales, store expansion/relocation and closing expenses decreased by .5% as a percentage of net sales and general and administrative expenses decreased by .1% as a percentage of net sales . These decreases as a percentage of net sales were primarily a result of leveraging these expenses over higher total net sales. These decreases were offset by an increase in advertising of .4% as a percentage of net sales as a result of the Company launching its first ever national print advertising campaign in February 1999.

        Income Tax Expense

        Income tax expense was $14.8 million for the first nine months of fiscal 1999 compared to $10.4 million for the first nine months of fiscal 1998. The effective income tax rate was 38.5% for the first nine months of fiscal 1999 as compared to 39.5% for the first nine months of fiscal 1998. The lower effective income tax rate for the first nine months of fiscal 1999 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate of the Company will vary depending on a number of factors, such as differing income tax rates by state and changes in the weighting formulas primarily caused by the Company's growth by state.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories.

        Net cash provided by operating activities for the first nine months of fiscal 1999 was $20.0 million compared to $8.4 million for the first nine months of fiscal 1998. This $11.6 million increase was attributable to an increase in net income of $7.6 million, an increase in liabilities for income taxes and deferred income taxes of $5.8 million, an increase in accrued liabilities of $3.7 million and an increase in depreciation and amortization of $2.8 million. These were offset by increases in accounts receivable of $2.1 million, an increase in inventories net of accounts payable of $5.2 million and net increases in other items netting to $1.0 million. Working capital at October 31, 1999 was $59.2 million compared to $47.5 million at January 31, 1999, an increase of $11.7 million. Inventories at October 31, 1999 were $66.6 million compared to $42.5 million at January 31, 1999, an increase of $24.1 million. This increase was primarily related to opening 101 new stores and expanding/relocating twelve stores with in excess of 50% larger average square footage than their previous locations. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

        Net cash used in investing activities was $29.7 million for the first nine months of fiscal 1999 compared to $13.7 million used for the first nine months of fiscal 1998. Net cash invested in property and equipment was $29.7 million for the first nine months of fiscal 1999 compared to $26.5 million for the first nine months of fiscal 1998. The increase in capital expenditures was primarily due to an increase in the number of new stores opened in the first nine months of fiscal 1999 versus the first nine months of fiscal 1998. For the first nine months of fiscal 1998, the Company had short term investment maturities of $12.7 million.

        Net cash provided by financing activities for the first nine months of fiscal 1999 was $2.8 million compared to $1.4 million for the first nine months of fiscal 1998 primarily due to proceeds received from the exercise of stock options.

        The Company has a credit facility with a bank, which expires in August 2000. The credit facility provides for a $25.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (8.25% at October 31, 1999). At October 31, 1999, the Company had $5.5 million in letters of credit outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At October 31, 1999, the Company was in compliance with all of the covenants.

        The Company plans to open approximately ten new stores, of which five will be Pacific Sunwear stores, two will be Pacific Sunwear Outlet stores and three will be d.e.m.o. stores during the fourth quarter of fiscal 1999. The Company also plans to expand or relocate three existing smaller Pacific Sunwear stores during the fourth quarter of fiscal 1999. The Company estimates that capital expenditures during the remainder of fiscal 1999 will be approximately $6 million. The Company plans to open approximately 125 new stores in the year 2000, of which 40 will be d.e.m.o. stores. Capital expenditures are expected to be approximately $47 million in the year 2000.

        The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close and records closing costs as stores are closed or identified to be closed. The Company closed two stores in the first nine months of fiscal 1999. The Company plans to close one additional store in the fourth quarter of fiscal 1999.

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

        The Company's material merchandise, financial and store computer software systems are provided by third-party vendors and are used with minor modifications by the Company. The software vendors have provided updated software versions as part of the normal periodic software upgrade process that address the year 2000 issue. This upgrade process has been substantially completed as of the end of fiscal 1998 and did not cost the Company additional amounts beyond normal recurring annual software maintenance fees paid by the Company. While the Company will incur internal staff costs as well as certain outside consulting and other expenditures related to its year 2000 readiness efforts, the total incremental expenses are not expected to have a material impact on the Company's financial condition or results of operations. As of October 31, 1999, the Company had incurred less than $250,000 in expenses relating to its year 2000 readiness efforts. The source of funds for these expenses has been the Company's working capital, and the Company anticipates that it will fund its additional year 2000 expenses from its working capital.

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

        With regard to the Company's vendors, the Company has contacted its significant merchandise vendors regarding their state of year 2000 readiness and these vendors have advised the Company that they expect to be ready for the year 2000. None of these vendors accounted for more than 9% of the Company's net sales in fiscal 1998 or during the first nine months of fiscal 1999. The Company also uses numerous third-party vendors to provide other goods and services, as well as office, distribution center and other supplies to the Company and its stores. The Company has contacted its significant goods and services vendors regarding their state of year 2000 readiness and these vendors have advised the Company that they expect to be ready for the year 2000. There is no assurance that the systems of the vendors from whom the Company receives merchandise, goods and services will be year 2000 ready or that any failure on their part to be year 2000 ready would not have an adverse impact on the Company if a number of such vendors fail to be year 2000 ready on a timely basis.

        The year 2000 issue presents a number of risks and uncertainties that could impact the Company, from the failure of one or several of the Company's significant vendors to timely fill the Company's merchandise orders to public utility failures affecting the Company's retail stores. The Company is currently analyzing these risks and uncertainties and has developed contingency plans to address material risks related to the year 2000 issues. These contingency plans include the following:

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

        RISKS OF NEW SPECIALTY STORE CONCEPT NAMED "D.E.M.O.". The Company's ability to expand into new concepts has not been fully tested. The Company opened the first d.e.m.o. store in April of fiscal 1998, and at the end of the first nine months of fiscal 1999 operated 37 d.e.m.o. stores. Accordingly, the operation of its d.e.m.o. stores is subject to numerous risks, including unanticipated operating problems, lack of experience, lack of customer acceptance, new vendor relationships and competition from existing and new retailers. There can be no assurance that the Company's d.e.m.o. stores will achieve sales and profitability levels that justify the Company's investment in this new retail format. Expansion of the d.e.m.o. format also involves other risks that could have a material adverse effect on the Company, including (i) the diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel for the d.e.m.o. stores, (iii) risks associated with new vendors and (iv) difficulties with locating and obtaining favorable store sites and negotiating acceptable lease terms.

        INTERNET SALES. The Company began selling merchandise over the internet in June 1999. The Company's internet operations involve, among other things, internet web site design activities, investment in new systems, distribution center enhancements, training of personnel and hiring of additional personnel to handle new functions. The Company's internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, higher than expected volumes of traffic on the web site that could lead to system failures and the need to invest in additional computer systems to support the traffic, lack of experience in managing the new internet business, lack of customer acceptance and lack of experience in the fulfillment and shipping of individual orders to customers. There can be no assurance that the Company's internet operations will achieve sales and profitability levels that justify the Company's investment therein. The Company's internet operations also involve other risks that could have a material adverse effect on the Company, including (i) the diversion of management's attention from the Company's core business, (ii) the failure to reach profitability within the foreseeable future, (iii) difficulties with hiring, retention and training of key personnel to conduct the Company's internet operations, (iv) diversion of sales from Pacific Sunwear stores, (v) rapid technological change, (vi) liability for online content and (vii) risks related to the failure of the computer systems that operate the web site and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, the Company's internet operations involve risks which are beyond the Company's control that could have a material adverse effect on the Company, including (i) price competition involving the items the Company intends to sell, (ii) the entry of the Company's vendors into the internet business, in direct competition with the Company, (iii) the level of merchandise returns experienced by the Company, (iv) governmental regulation, (v) online security breaches, (vi) credit card fraud,
(vii) general economic conditions and economic conditions specific to the internet, online commerce and the apparel industry and (viii) competition from other internet web sites that may have significantly more capital resources and experience in internet sales than the Company.

        EXPANSION AND MANAGEMENT OF GROWTH. Pacific Sunwear's continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management's ability to manage the Company's planned expansion. During the remainder of fiscal 1999, the Company plans to open approximately ten new stores, of which five will be Pacific Sunwear stores, two will be Pacific Sunwear Outlet stores and three will be d.e.m.o. stores. The Company also plans to expand or relocate three existing smaller Pacific Sunwear stores during the fourth quarter of fiscal 1999. The Company plans to open approximately 125 new stores in the year 2000, of which 40 will be d.e.m.o. stores. The Company's planned expansion is dependant upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management level and other employees. Factors beyond the Company's control may also affect the Company's ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company's operations continue to grow, there could be increasing strain on the Company's resources, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        PRIVATE BRAND MERCHANDISE. Sales from private brand merchandise accounted for approximately 36% and
                                       13

38% of net sales in fiscal 1998 and fiscal 1997, respectively, and is trending at a similar percentage for the first nine months of fiscal 1999. Because the Company's private brand merchandise generally carries higher merchandise margins than its other merchandise, the Company's failure to anticipate, identify and react in a timely manner to fashion trends with its private brand merchandise, particularly if the percentage of net sales derived from private brand merchandise increases, may have a material adverse affect on the Company's business, financial condition and results of operations.


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

                                         Pacific Sunwear of California, Inc.
                                         (Registrant)

Date: December 3, 1999                   \s\   GREG H. WEAVER
                                         ---------------------------------------
                                         Greg H. Weaver
                                         Chairman of the Board
                                         and Chief Executive Officer

Date: December 3, 1999                   \s\   CARL W. WOMACK
                                         ---------------------------------------
                                         Carl W. Womack
                                         Senior Vice President, Chief
                                         Financial Officer and Secretary

                                 EXHIBIT INDEX


Exhibit
Number         Description
------         -----------

  27           Financial Data Schedule