Form 10-K405
period 2000-01-30
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2000-04-06
CIK 874841

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED: JANUARY 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                     TO
                                   -------------------     --------------------

                         COMMISSION FILE NUMBER 0-21296


                       PACIFIC SUNWEAR OF CALIFORNIA, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          CALIFORNIA                                             95-3759463
-------------------------------                              ------------------
(State or other jurisdiction of                               (i.r.s. employer
 incorporation or organization)                              identification no.)


5200 E. LA PALMA AVENUE, ANAHEIM, CALIFORNIA                       92807
--------------------------------------------                  -----------------
  (Address of principal executive offices)                       (Zip code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 693-8066

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 22, 2000 was approximately $989 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

         On March 22, 2000 the registrant had 31,530,431 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

        Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (the "Company" or "the Registrant") is a leading specialty retailer of everyday casual apparel, accessaries and footwear designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based, chains of retail stores under the names "Pacific Sunwear" (as well as "PacSun"), "Pacific Sunwear (PacSun) Outlet," and "d.e.m.o." PacSun and PacSun Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teenagers and young adults. d.e.m.o. specializes in hip-hop music inspired casual apparel and related accessories catering to teenagers and young adults. In addition, the Company operates a web site through a wholly-owned subsidiary which sells merchandise online, provides content and community for its target customers and provides information about the Company.

        As of the year ended January 30, 2000 ("fiscal 1999"), the Company operated 384 PacSun stores, 26 PacSun Outlet stores and 40 d.e.m.o. stores for a total of 450 stores in 47 states. As of the date of this filing, the Company operated 406 PacSun stores, 30 PacSun Outlet stores and 43 d.e.m.o. stores for a total of 479 stores in 47 states.

        The Company, a California corporation, was incorporated in August 1982.

STORE FORMATS

        Pacific Sunwear ("PacSun") stores - The Company's original and primary store format offers a selection of board-sport inspired casual apparel, footwear and related accessories in order to satisfy the casual wardrobe needs of its customers. Within each merchandise classification, PacSun stores offer a broad selection, with the goal of being viewed by its customers as the dominant retailer in its niche.

        Until 1995 PacSun stores averaged approximately 2,000 square feet. Beginning in late 1995, the Company has increased its average new store size to between approximately 3,000 and 4,000 square feet. In addition, each year since the year ended February 2, 1997 ("fiscal 1996"), the Company has also enlarged the size of certain existing smaller PacSun stores through expansion or relocation. The Company expanded or relocated 15 PacSun stores in each of fiscal 1999, the year ended January 31, 1999 ("fiscal 1998") and the year ended February 1, 1998 ("fiscal 1997"). At the end of fiscal 1999, the Company operated 276 PacSun stores in its larger format and 108 in its smaller format for a total of 384 stores.

        Pacific Sunwear ("PacSun") Outlet - These stores average approximately 4,000 square feet and are located in value-oriented outlet malls, both open-air and enclosed. This format carries a selection similar to the PacSun mall stores, with an emphasis on value pricing. The merchandise offerings at PacSun Outlets consist primarily of off-price brand merchandise, private brand merchandise and a smaller selection of full-priced branded merchandise. At the end of fiscal 1999, the Company operated 26 PacSun Outlet stores.

        d.e.m.o. - d.e.m.o. stores average approximately 2,000 square feet and offer a broad assortment of hip-hop music inspired casual apparel and related accessories. There is no merchandise overlap with PacSun or PacSun Outlet stores. At the end of fiscal 1999, the Company operated 40 d.e.m.o. stores.

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

        Offer Popular Name Brands Supplemented by Private Brands. In each of its store formats, the Company offers a carefully edited selection of popular name brands supplemented by private brands, with the goal of being seen by its teenage and young adult customers as the source for wardrobe choices appropriate to their lifestyle. The Company believes that its merchandising strategy differentiates its stores from its competitors offering 100% private labels or 100% name brands or seeking to serve a wider customer base and age range. See "--Merchandising."

        Promote the PacSun and d.e.m.o. Brand Images. The Company promotes the PacSun and d.e.m.o. brands through national print advertising in major magazines that target teens and young adults. The Company has also sponsored lifestyle events consistent with the PacSun brand image, including the 1999 Vans Warped Tour and the 2000 Winter X Games. In addition, beginning in "fiscal 2000" (the year ending February 4, 2001) the Company initiated its first ever PacSun television advertising campaign in conjunction with its sponsorship of the 2000 Winter X Games.

        Actively Manage Merchandise Trends. The Company does not attempt to dictate fashion, but instead devotes considerable effort to identifying emerging fashion trends and brand names. By using focus groups, listening to its customers and store employees, monitoring sell-through trends, testing small quantities of new merchandise in a limited number of stores, and maintaining domestic and international sourcing relationships, the Company enhances its ability to identify and respond to emerging fashion trends and brand names as well as develop new private brand styles in order to maximize existing fashion trends. The Company believes its proactive strategy helps minimize fashion risk and the potential need for significant markdowns, while permitting a rapid response to changing fashions and the timely roll out of new merchandise.

        Maintain Strong Vendor Relationships. The Company views its vendor relationships as important to its success, and promotes frequent personal interaction with its vendors. The Company believes many of its vendors view PacSun stores, PacSun Outlets and d.e.m.o. stores as important distribution channels, in many cases as one of their largest customers, which enhance their own brand image in the eyes of the customer.

        Provide Attentive Customer Service. The Company is committed to offering courteous, professional and nonintrusive customer service. The Company strives to give its customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Responding to the expressed preferences of its customers, the Company trains its employees to greet each customer, to give prompt and courteous assistance when asked, and to thank customers after purchases are made, but to refrain from giving extensive unsolicited advice to its shoppers. PacSun and PacSun Outlet stores display large assortments of name brands and private brands, merchandised by category. d.e.m.o. merchandise is displayed by brand together with by vendor logo signage. Additionally, the stores provide a friendly and social atmosphere for teens with appropriate background music, while also providing a comfortable environment for parents and other adults. The Company believes the combination of its attentive customer service and its unique store environments is integral to its success.

        Store Growth Strategy. The Company intends to continue its store growth through the opening of new stores under its three formats. During fiscal 2000, the Company plans to open approximately 125 new stores of which 65 will be PacSun stores, 20 will be PacSun Outlet stores and 40 will be d.e.m.o. stores. The Company also plans to expand or relocate approximately 35 existing smaller PacSun stores during fiscal 2000. See "--Expansion."

        Internet Strategy. The Company began selling merchandise over the internet in June 1999 at www.pacsun.com. The website offers a selection of the same merchandise carried in the PacSun stores. In addition, the website offers free e-mail, contests and lifestyle articles in a section named "Pipeline." The Company maintains a database of e-mail names which it uses for marketing purposes. The Company also advertises its website as a shopping destination on major internet portals such as Yahoo and America Online, as well as markets its website in its PacSun stores using in-store signage, merchandise bags and receipts.

MERCHANDISING

   Merchandise

        PacSun, PacSun Outlet and d.e.m.o. stores offer a broad selection of casual apparel and related accessories for young men and young women ("juniors") with the goal of being viewed by its customers as the dominant retailer in its niche.

        The following table sets forth the Company's merchandise assortment as a percentage of net sales for the periods shown:


                                        FISCAL YEAR ENDED
                                       --------------------
                                       JAN. 30,    JAN. 31,
                                         2000        1999
                                       --------    --------

           Young mens apparel             54%        58%

           Juniors apparel                25         22

           Accessories                    13         12

           Footwear                        8          8
                                         ---        ---
           Total                         100%       100%
                                         ===        ===

        The Company offers many name brands best known by its target customers. PacSun offers a wide selection of well-known board-sport inspired name brands such as Quiksilver and Billabong. d.e.m.o. offers well-known name brands sought by its target customers, such as ECKO and Phat Farm. In addition the Company continuously adds and supports new, up and coming name brands in both PacSun and d.e.m.o. No vendor accounted for more than 6% of net sales during fiscal 1999.

        The Company supplements its name brand offerings with private brands. The Company believes that offering high-quality private brands contributes to its status as a key fashion resource for the casual lifestyle and differentiates the Company from its competitors. In addition, the private brands provide the Company an opportunity to broaden its customer base by providing merchandise of comparable quality to brand name merchandise at lower prices, to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of its merchandise. The Company's private brand merchandise is designed and sourced internally by a product development group in collaboration with the Company's buying staff. The product development staff also oversees the manufacture and delivery of the private brand merchandise, with manufacturing done on a contract basis domestically, in Asia and in Mexico. Private brand merchandise sales accounted for 36% of the Company's net sales in each of fiscal 1999 and fiscal 1998.

   Vendor and Contract Manufacturer Relationships

        The Company views its vendor relationships as important to its success and promotes frequent personal interaction with its vendors. The Company believes many of its vendors view PacSun stores, PacSun Outlets and d.e.m.o. stores as important distribution channels, in many cases as one of their largest customers, which enhance their own brand image in the eyes of the customer. The Company's vendor base currently includes more than 200 vendors. The Company maintains strong and interactive relationships with its vendors, many of whose philosophies of controlled distribution and merchandise development are consistent with the Company's strategy. The Company generally purchases merchandise from vendors who prefer distributing through specialty retailers, small boutiques and, in some cases, better department stores, rather than distributing their merchandise through mass market channels.

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

        The Company's business is dependant upon its ability to offer current season, brand name apparel at competitive prices and in adequate quantities. Some of the Company's vendors have limited resources, production capacities and operating histories and some have intentionally limited the distribution of their merchandise. The inability or unwillingness on the part of key vendors to expand their operations to keep pace with the anticipated growth of PacSun stores, PacSun Outlets and d.e.m.o. stores, or the loss of one or more key vendors or private brand sources for any reason, could have a material adverse effect on the Company's business.

   Purchasing, Allocation and Distribution

        The Company's merchandising department oversees the purchasing and allocation of the Company's merchandise. The Company's buyers are responsible for reviewing branded merchandise lines from new and existing vendors, selecting branded and private label merchandise styles in quantities, colors and sizes to meet inventory levels established by management and identifying emerging fashion trends. The Company's planning and allocation department is responsible for management of inventory levels by store and by class, allocation of merchandise to stores and inventory replenishment based upon information generated by the Company's merchandise management information systems. These systems provide the planning department with current inventory levels at each store and for the Company as a whole, as well as current selling history within each store by merchandise classification and by style. See "--Information Systems."

        The Company's corporate offices and distribution center are located in Anaheim, California. The Company believes its distribution center is capable of servicing at least 700 stores. All merchandise is delivered by its vendors to the main facility, where it is inspected, received into the Company's computer system, allocated to stores, ticketed when necessary, and boxed for distribution to the Company's stores. Each store is typically shipped merchandise three to five times a week, providing it with a steady flow of new merchandise. The Company uses a national and a regional small package carrier to ship merchandise to its stores and occasionally uses air freight during peak selling periods.

STORES

   Locations

        The Company has expanded from 11 stores in California at the end of fiscal 1986 to 450 stores in 47 states at the end of fiscal 1999. The table below sets forth the number of stores located in each state as of the end of fiscal 1999:


                               PACSUN                                                         PACSUN
STATE               PACSUN     OUTLETS   D.E.M.O.    TOTAL       STATE             PACSUN     OUTLETS   D.E.M.O.    TOTAL
-----               -------    -------   --------    -----       -----             -------    -------   --------    -----
Alabama                  5         1                    6        Montana               2                              2

Alaska                   1                              1        Nebraska              2                              2

Arizona                  8         1          1        10        Nevada                3         1                    4

California              50         4          7        61        New Hampshire         3                              3

Colorado                 6                    1         7        New Jersey           16         1          7        24

Connecticut              8                              8        New Mexico            2                              2

Delaware                 2         1                    3        New York             19         2          3        24

Florida                 37         3          8        48        North Carolina        9         1                   10

Georgia                 10         1                   11        Ohio                 20                             20

Hawaii                   2                    2         4        Oklahoma              3                              3

Idaho                    1                              1        Oregon                4         1                    5

Illinois                14         1          3        18        Pennsylvania         21         1          2        24

Indiana                  8                              8        Rhode Island          1                              1

Iowa                     4                              4        South Carolina        2         1                    3

Kansas                   3                              3        South Dakota          1                              1

Kentucky                 2                              2        Tennessee             6                              6

Louisiana                5                    1         6        Texas                21         2                   23

Maine                    2                              2        Utah                  2                              2

Maryland                11                    1        12        Vermont               1                              1

Massachusetts           14         1          1        16        Virginia             10         2                   12

Michigan                16         1          2        19        Washington            6                              6

Minnesota                7                    1         8        West Virginia         1                              1

Mississippi              1                              1        Wisconsin             5                              5
                                                                                     ---       ---        ---       ---
Missouri                 7                              7        Total               384        26         40       450
                                                                                     ===       ===        ===       ===

   Store Expansion

        During fiscal 1999, the Company opened 73 PacSun stores, 17 PacSun Outlet stores and 25 d.e.m.o. stores. In addition, the Company expanded or relocated 15 PacSun stores during fiscal 1999. During fiscal 2000, the Company plans to open approximately 125 new stores of which 65 will be PacSun stores, 20 will be PacSun Outlet stores and 40 will be d.e.m.o. stores. The Company also plans to expand or relocate approximately 35 existing smaller PacSun stores during fiscal 2000. The Company has identified regional malls in major metropolitan areas nationwide and in Puerto Rico for potential new stores subject to financial return and site selection criteria. As of the date of this filing, substantially all of the leases for the approximately 125 stores the Company expects to open in fiscal 2000 have been executed.

        The Company's site selection strategy is to locate its stores primarily in regional malls serving markets which meet its demographic criteria, including average household income and population density. The Company also considers mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. The Company currently seeks PacSun store locations of approximately 3,500-4,000 square feet and d.e.m.o. store locations of approximately 2,000 square feet primarily in high-traffic locations within regional malls. The Company currently seeks PacSun Outlet store locations of approximately 4,000 square feet primarily in high-traffic value-oriented outlet malls, both open-air and enclosed.

        The Company's average cost to build a new store, across all formats, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $236,000 and $222,000 in fiscal 1999 and fiscal 1998, respectively. The average cost of expanding or relocating a store was approximately $309,000 in each of fiscal 1999 and fiscal 1998. The average total cost to build new stores and relocate or expand stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company's average initial inventory for new stores opened in fiscal 1999 was as follows: approximately $124,000 for Pacific Sunwear stores, approximately $177,000 for Pacific Sunwear Outlet stores and approximately $94,000 for d.e.m.o. stores. The Company's initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

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

   Store Operations

        Each store has a manager, one or more co-managers and approximately four to 10 part-time sales associates. Approximately seven to twelve stores are managed by a district manager and approximately six to nine district managers report to a regional manager. These managers and individual store managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. Company stores are open during mall shopping hours. The Company has well-established store operating policies and procedures and an extensive four week in-store training program for new store managers and co-managers. The Company places great emphasis on its loss prevention program in order to control inventory shrinkage. This program includes the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention, and monitoring of returns, voids and employee sales. Since fiscal 1991, the Company has achieved an inventory shrinkage rate of 1.1% or less of net sales in each fiscal year, which the Company believes is among the lowest shrinkage rates among national specialty apparel retailers.

INFORMATION SYSTEMS

        The Company's merchandise, financial and store computer systems are fully integrated and operate using IBM equipment. The software, which is primarily provided by one of the largest vendors to the retail trade, is regularly upgraded or modified as needs arise or change. See-- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Date Changeover." The Company's information systems provide management, buyers and planners comprehensive data which helps them identify emerging trends and manage inventories. The systems include purchase order management, open order reporting, open-to-buy, receiving, distribution, merchandise allocation, basic stock replenishment, inter-store transfers, inventory and price management. Weekly best/worst item sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories and are frequently revised to reflect changes in demand for a particular item or classification.

        All of the Company's stores have a point-of-sale system operating on IBM in-store computer hardware. The system features bar-coded ticket scanning, automatic price look-up, dial-out check and credit authorization and automatic nightly transmittal of data between the store and the Company's corporate offices. Each of the regional and district managers use a laptop computer and can instantly access Company-wide information, including actual and budgeted sales by store, district and region, transaction information, and payroll data. The Company believes its management information systems are adequate to support its planned expansion at least through fiscal 2001.

COMPETITION

        The retail apparel, footwear and accessory business is highly competitive. PacSun stores, PacSun Outlets and d.e.m.o. stores compete on a national level with certain leading department stores and national chains that offer the same or similar brands and styles of merchandise. The Company's stores also compete with a wide variety of regional and local specialty stores, such as Abercrombie and Fitch, American Eagle Outfitters, The Buckle, Gadzooks, The Gap, Mr. Rags and Wet Seal. Many of the Company's competitors are larger and have significantly greater resources than the Company. The Company believes the principal competitive factors in its industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.

TRADEMARKS AND SERVICE MARKS

        The Company is the owner in the United States of the marks "Pacific Sunwear of California," "PacSun," "Pacific Sunwear," "d.e.m.o." and "Betty's Space." The Company also uses and has registered, or has a pending registration on a number of marks, including "Bullhead," "Breakdown," "Trans 9," "Good Vibes," "Venus Girl Trap," "Tilt," "Hoax," "Factor," "Proto 23," "Reverb" and "Pure Diva." The Company has also registered many of its marks outside of the United States. The Company believes its rights in its marks are important to its business and the Company intends to maintain its marks and the related registrations.

EMPLOYEES

        At January 30, 2000, the Company had approximately 5,600 employees of whom approximately 3,800 were part-time. Of the total employees, approximately 240 were employed at the Company's corporate headquarters and distribution center. A significant number of seasonal employees are hired during peak selling periods. None of the Company's employees is represented by a labor union, and the Company believes that its relationships with its employees are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the names, ages, titles, present and past positions of persons serving as executive officers or key employees of the Company as of March 21, 2000.


EXECUTIVE OFFICERS:            AGE            POSITION
-------------------            ---            --------
Greg H. Weaver                  46            Chairman of the Board and Chief Executive Officer
Timothy M. Harmon               48            President and Chief Merchandising Officer
Mark A. Hoffman                 51            Chief Operating Officer
Michael J. Scandiffio           50            Executive Vice President of Merchandising
Carl W. Womack                  48            Senior Vice President, Chief Financial Officer
                                                and Secretary
KEY EMPLOYEES:
--------------
Gary C.W. Hunt                  49            Vice President of Product Development
Robert G. Entersz               54            Vice President of Merchandising, Footwear,
                                                Accessories and Internet Sales
Debra Shinn                     43            Vice President of Merchandising, Juniors
Larry J. Fesler                 49            Vice President of Stores
Shelley Smith                   41            Vice President of Real Estate
Ronald L. Ehlers                48            Vice President of Information Systems
Frank J. Schools                42            Vice President of Finance
Mark A. Kibler                  41            Vice President of Distribution

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

        Mark A. Hoffman joined the Company in June 1999 as the Company's Chief Operating Officer. Prior to joining the Company, Mr. Hoffman was the President and Chief Operating Officer of Claire's Stores, Inc., a 2000-store retail chain with U.S. and international operations, where he was employed from 1994 to 1999. Prior to that he served as President and CEO of Accessory Place from 1991 to 1994, and Executive Vice President and Managing Director of Country Road Australia-US from 1988 to 1990.

        Michael J. Scandiffio, joined the Company in August 1999 as Executive Vice President of Merchandising. Previously, Mr. Scandiffio was President of Brooks Brothers Retail, from January 1997 to July 1999. Prior positions also include Executive Vice President of Merchandising at American Eagle Outfitters from 1994 to 1997 as well as senior executive positions at Limited Inc and Espirit de Corp.

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

        Robert G. Entersz joined the Company in November 1995 as Vice President of Merchandising and currently oversees Footwear, Accessories and Internet Sales. Prior to joining the Company, he was President of Journey's, a specialty shoe retailer, from May 1993 to February 1995. Previously he was Executive Vice President at Broadway Southwest, a department store, from January 1991 to April 1993. Prior to that, he was Senior Vice President and General Merchandise Manager at Rich's, a division of Federated Department Stores.

        Debra Shinn, who joined the Company in May 1998 has served as Vice President of Merchandising, Juniors, since December 1999. She served as Divisional Merchandise Manager for Juniors from May 1998 to December 1999. Previously, Ms. Shinn served as divisional merchandise manager of Juniors and Young Men's and Boys apparel at Hecht's, a division of May Department Stores, from August 1990 to April 1998. She began her retail career at Hecht's in June 1979 as an executive trainee.

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

ITEM 2. PROPERTIES

        The Company's corporate offices and distribution center are located in Anaheim, California. The Company's corporate offices and distribution facility occupy an aggregate of approximately 197,000 square feet of a larger building, under a lease expiring in February 2008. In addition, the Company has leased the remaining portion of the same building (approximately 70,000 square feet) under a lease expiring in February 2008. The Company has subleased this portion of the building with an option to terminate the sublease at the Company's discretion after five years.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The common stock trades on the Nasdaq National Market under the symbol "PSUN". The following table sets forth for the quarterly periods indicated the high and low bid prices per share of the common stock, adjusted to give retroactive effect to the three-for-two stock splits effected in June 1999 and June 1998, as reported by Nasdaq:

        FISCAL 1999         HIGH         LOW             FISCAL 1998        HIGH         LOW
        -----------        ------      ------            -----------       ------       ------
        1st Quarter        $26.00      $15.88            1st Quarter       $20.45       $12.11
        2nd Quarter         26.42       19.08            2nd Quarter        26.25        18.67
        3rd Quarter         33.13       18.69            3rd Quarter        23.04        11.67
        4th Quarter         36.75       23.88            4th Quarter        17.37         8.00

        As of March 22, 2000, the number of holders of record of common stock of the Company was approximately 270 and the number of beneficial holders of the common stock is in excess of 5,000.

        The Company has never declared or paid any dividends on its common stock and does not intend to pay any dividends on its common stock in the foreseeable future. In addition, the Company's current line of credit arrangements prohibit the payment of cash dividends on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA

        The balance sheet and income statement data as of January 30, 2000 and January 31, 1999 and for each of the three fiscal years in the period ended January 30, 2000 are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected operating data below also should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. The balance sheet and income statement data as of February 1, 1998, February 2, 1997 and February 4, 1996 and for each of the two fiscal years in the period ended February 4, 1996 are derived from audited consolidated financial statements of the Company, which are not included herein.

                                                                       FISCAL YEAR ENDED (1)
                                           -------------------------------------------------------------------------
                                            JAN. 30,          JAN. 31,        FEB. 1,        FEB. 2,         FEB. 4,
                                              2000             1999            1998           1997            1996
                                           ----------       ----------       --------       --------       ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
CONSOLIDATED INCOME STATEMENT DATA:

Net sales                                  $  436,808       $  321,125       $227,130       $155,261       $ 112,921

Cost of goods sold (including buying,
  distribution and occupancy costs)           284,187          212,859        150,219        106,126          80,788
                                           ----------       ----------       --------       --------       ---------
Gross margin                                  152,621          108,266         76,911         49,135          32,133

Selling, general and administrative
  expenses                                     96,117           70,369         51,093         37,126          27,996
                                           ----------       ----------       --------       --------       ---------
Operating income                               56,504           37,897         25,818         12,009           4,137

Net interest income                               916              977          1,248            237              63
                                           ----------       ----------       --------       --------       ---------
Income before income tax expense               57,420           38,874         27,066         12,246           4,200

Income tax expense                             22,119           15,369         10,707          4,834           1,576
                                           ----------       ----------       --------       --------       ---------
Net income                                 $   35,301       $   23,505       $ 16,359       $  7,412       $   2,624
                                           ==========       ==========       ========       ========       =========
Net income per share, diluted(2)           $     1.10       $     0.73       $   0.53       $   0.26       $    0.10
                                           ==========       ==========       ========       ========       =========
Weighted average shares outstanding,
  diluted(2)                                   32,190           32,233         30,644         28,023          27,079
                                           ==========       ==========       ========       ========       =========

SELECTED CONSOLIDATED OPERATING DATA:

Stores open at end of period                      450              342            272            209             182

Stores opened during period                       111               74             52             30              55

Stores acquired during period                      --               --             15             --              --

Stores closed during period                         3                4              4              3               1

Capital expenditures (000's)               $   40,219       $   31,603       $ 21,020       $  8,126       $   9,761

Average net sales per gross square
  foot(3)(4)                               $      398       $      403       $    408       $    377       $     340

Average net sales per store(3)(4)          $1,084,000       $1,034,000       $959,000       $792,000       $ 684,000

Square footage of gross store space
  at end of period                          1,254,373          888,507        679,357        455,607         364,069

Comparable store net sales increase
  (decrease)(4)(5)                                7.8%             8.6%          15.1%          15.7%           (2.2)%

CONSOLIDATED BALANCE SHEET DATA:

Working capital                            $   67,351       $   47,545       $ 48,119       $ 21,690       $  14,800

Total assets                                  209,342          147,775        121,666         65,705          51,471

Long-term debt                                     --               --             --             --             406

Shareholders' equity                       $  161,826       $  116,697       $ 96,563       $ 47,546       $  38,309

----------------
(1) Except for the fiscal year ended February 4, 1996, which included 53 weeks, all fiscal years presented included 52 weeks.

(2) Adjusted to give effect to the three-for-two stock splits effected as of June 8, 1999, June 8, 1998, October 9, 1997 and October 9, 1996.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-K. Commencing in fiscal 1996, in conjunction with the expansion or relocation of certain stores to a larger format, the Company excluded each such store's net sales results from the first day of the month of its expansion or relocation. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its expansion or relocation. Commencing in fiscal 1998, in conjunction with the conversion of certain stores to the d.e.m.o. format, the Company excluded each such store's net sales results from the first day of the month of its conversion. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its conversion to the d.e.m.o. format. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Cautionary Note Regarding Forward-Looking Statements and Risk Factors" in this section.

RESULTS OF OPERATIONS

        The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the fiscal years indicated:

                                                      AS A PERCENTAGE OF NET SALES,
                                                            FISCAL YEAR ENDED
                                                    --------------------------------
                                                    JAN. 30,    JAN. 31,     FEB. 1,
                                                      2000        1999        1998
                                                    --------    --------     -------
Net sales                                            100.0%      100.0%       100.0%
Cost of goods sold (including buying,
  distribution and occupancy costs)                   65.1         66.3        66.1
                                                     -----        -----       -----
Gross margin                                          34.9         33.7        33.9
Selling, general and administrative expenses          22.0         21.9        22.5
                                                     -----        -----       -----
Operating income                                      12.9         11.8        11.4
Interest income, net                                   0.2          0.3         0.5
                                                     -----        -----       -----
Income before income tax expense                      13.1         12.1        11.9
Income tax expense                                     5.0          4.8         4.7
                                                     -----        -----       -----
Net income                                             8.1%         7.3%        7.2%
                                                     =====        =====       =====

Number of stores open at end of period                 450          342         272

FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales

        Net sales increased to $436.8 million in fiscal 1999 from $321.1 million in fiscal 1998, an increase of $115.7 million, or 36.0%. Of this $115.7 million increase, $56.2 million was attributable to net sales generated by 111 new stores opened in fiscal 1999 not yet included in the comparable store base, $33.5 million was attributable to net sales generated by new stores opened in fiscal 1998 not yet included in the comparable store base, $23.1 million was attributable to a 7.8% increase in comparable store net sales in fiscal 1999 and $6.7 million was attributable to other non-comparable store sales. Offsetting these increases was a $3.8 million decrease in net sales attributable to the closing of four stores during fiscal 1998 and three stores during fiscal 1999. Other non-comparable sales consist of: sales from Pacific Sunwear stores that have been expanded or relocated and not yet included in the comparable store base, Pacific Sunwear stores converted to "d.e.m.o." stores and not yet included in the comparable store base, as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening or expansion/relocation or conversion from Pacific Sunwear to the d.e.m.o. format. The increase in comparable store net sales was primarily attributable to increases in comparable store net sales of juniors, shoes, accessory merchandise and, to a lesser extent, increases in comparable store net sales of young men's merchandise. Retail prices of the Company's merchandise remained relatively unchanged in fiscal 1999 compared to fiscal 1998 and had no significant impact on the net sales increase for fiscal 1999.

Gross Margin

        Gross margin, after buying, distribution and occupancy costs, increased to $152.6 million in fiscal 1999 from $108.3 million in fiscal 1998, an increase of $44.3 million, or 40.9%. As a percentage of net sales, gross margin was 34.9% for fiscal 1999 compared to 33.7% for fiscal 1998. Of this 1.2% increase, net merchandise margins increased .8% as a percentage of net sales for fiscal 1999 compared to fiscal 1998 and occupancy costs for fiscal 1999 decreased .2% as a percentage of net sales compared to fiscal 1998, which was related to higher comparable store net sales and higher total net sales. The increase in net merchandise margins were primarily related to an increase in initial markup. In addition, distribution costs decreased .2% as a percentage of net sales compared to fiscal 1998 as a result of leveraging these expenses over higher total net sales.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $96.1 million in fiscal 1999 from $70.4 million in fiscal 1998, an increase of $25.7 million, or 36.5%. As a percentage of net sales, these expenses increased to 22.0% from 21.9%. Of this .1% net increase as a percentage of net sales, .3% was due to an increase in advertising as a percentage of net sales, which was related to the Company's first ever national print advertising campaign which commenced in February 1999, and .2% was due to an increase in store payroll as a percentage of total net sales. These increases were offset by a decrease of .3% in store expansion/relocation and closing expenses as a percentage of net sales and a decrease of .1% in general and administrative expenses as a percentage of net sales. These decreases as a percentage of net sales were primarily a result of leveraging these expenses over higher total net sales.

Net Interest Income

        Net interest income was $.9 million in fiscal 1999 compared to $1.0 million in fiscal 1998, a decrease of $.1 million. This decrease was a result of lower average cash balances during fiscal 1999 as compared to fiscal 1998.

Income Tax Expense

        Income tax expense was $22.1 million in fiscal 1999 compared to $15.4 million in fiscal 1998. The effective income tax rate in fiscal 1999 was 38.5% compared to 39.5% in fiscal 1998. The lower effective income tax rate for fiscal 1999 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate of the Company will vary depending on a number of factors, such as differing income tax rates by state and changes in the weighting formulas primarily caused by the Company's growth by state.

FISCAL 1998 COMPARED TO FISCAL 1997

Net Sales

        Net sales increased to $321.1 million in fiscal 1998 from $227.1 million in fiscal 1997, an increase of $94.0 million, or 41.4%. Of this $94.0 million increase, $36.8 million was attributable to net sales generated by 74 new stores opened in fiscal 1998 and not yet included in the comparable store base, $33.3 million was attributable to net sales generated by new stores opened or acquired in fiscal 1997, as well as Pacific Sunwear stores converted to the d.e.m.o. format, and not yet included in the comparable store base, $17.0 million was attributable to an 8.6% increase in comparable store net sales in fiscal 1998 compared to fiscal 1997 and $7.9 million was attributable to 30 stores that were expanded or relocated to the larger format and not yet included in the comparable store base. Partially offsetting this increase was a $1.0 million decrease in net sales attributable to the closing of eight stores, four of which were closed during fiscal 1997 and four of which were closed during fiscal 1998. The increase in comparable store net sales was primarily attributable to increases in comparable store net sales of juniors, shoes, accessory merchandise and, to a lesser extent, increases in comparable store net sales of young men's merchandise. Net sales of junior female apparel represented approximately 22% of total net sales in fiscal 1998 compared to 16% of net sales in fiscal 1997. Retail prices of the Company's merchandise remained relatively unchanged in fiscal 1998 compared to fiscal 1997 and had no significant impact on the net sales increase for fiscal 1998.

Gross Margin

        Gross margin, after buying, distribution and occupancy costs, increased to $108.3 million in fiscal 1998 from $76.9 million in fiscal 1997, an increase of $31.4 million, or 40.8%. As a percentage of net sales, gross margin decreased to 33.7% from 33.9%. Of this .2% decrease, .4% was due to higher distribution costs as a percentage of net sales for fiscal 1998 compared to fiscal 1997, which was related to startup costs and higher occupancy costs of the Company's new distribution center facility and .1% was due to an increase in occupancy costs as a percentage of net sales. The increase in occupancy costs was primarily due to opening 74 new stores with lower sales volumes than mature stores and therefore higher occupancy costs as a percentage of net sales. The increase in net merchandise margins was primarily related to an increase in initial markup. These increases were offset by an increase in net merchandise margins of .3% as a percentage of net sales for fiscal 1998 compared to fiscal 1997 due to an increase in initial markup.

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

        Net cash provided by operating activities for fiscal 1999, fiscal 1998 and fiscal 1997 was $49.6 million, $30.3 million and $18.2 million, respectively. Working capital at the end of fiscal 1999, fiscal 1998 and fiscal 1997 was $67.4 million, $47.5 million and $48.1 million, respectively. Inventories at January 30, 2000 were $60.0 million compared to $42.5 million at January 31, 1999, an increase of $17.5 million or 41.2%. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas. The increase in inventories at January 30, 2000 was primarily related to opening 111 new stores and expanding/relocating 15 stores which have in excess of 50% larger average square footage than their previous locations. The increase in accounts payable of $6.2 million at January 30, 2000 compared to January 31, 1999 was primarily attributable to the increase in inventories at January 30, 2000.

        Net cash used in investing activities in fiscal 1999, fiscal 1998 and fiscal 1997 was $40.2 million, $27.7 million and $44.2 million, respectively. Net cash used for investment in property and equipment in fiscal 1999, fiscal 1998 and fiscal 1997 was $40.2 million, $31.6 million and $21.0 million, respectively. Of the $40.2 million of net cash used for investment in property and equipment in fiscal 1999, $24.8 million was used for 111 new stores opened in fiscal 1999, $1.2 million was used for leasehold improvements and furniture and fixtures for the Company's corporate offices and distribution center, $1.0 million was used to purchase computer hardware and software, $1.3 million was used for the relocation and expansion of 15 existing stores and $6.3 million was used for the initial construction costs of 82 of the 125 stores to be opened in fiscal 2000. In addition, $4.2 million was used for capital expenditures on existing stores in fiscal 1999 and $1.4 million was used for store expansions/relocations planned for fiscal 2000. In fiscal 1999 there were no short-term investment maturities compared to $12.7 million of net cash provided by short-term investment maturities in fiscal 1998. In a series of open market transactions during the fourth quarter of fiscal 1998, the Company purchased and retired 1,001,250 (as adjusted for the stock split which occurred in June 1999) shares of its common stock at an average cost of $8.87 per share for a total cost of $8.9 million. These purchases were made pursuant to a resolution adopted by the Board of Directors in December 1998 which authorized the Company to purchase up to 1.5 million shares of its common stock, as adjusted for the stock split which occurred in June 1999.

        Net cash provided by financing activities in fiscal 1999, fiscal 1998 and fiscal 1997 was $4.0 million, $1.7 million and $30.8 million, respectively. In fiscal 1999, fiscal 1998 and fiscal 1997, the Company received proceeds of $4.0 million, $1.7 million and $.7 million, respectively, from the exercise of stock options. In fiscal 1997, the Company received net proceeds of $30.1 million from the issuance of common stock.

        The Company has a credit facility with a bank, which expires in August 2001. The credit facility provides for a $35.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (8.50 % at January 30, 2000). At January 30, 2000, the Company had $6.2 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At January 30, 2000, the Company was in compliance with all of its covenants.

        The Company has minimum annual rental commitments under existing store leases and the lease for its corporate offices and distribution center of approximately $39.8 million in fiscal 2000 and similar amounts thereafter.

        The Company's average cost to build a new store, across all formats, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $236,000 and $222,000 in fiscal 1999 and fiscal 1998, respectively. The average cost of expanding or relocating a store was approximately $309,000 in each of fiscal 1999 and fiscal 1998. The average total cost to build new stores and relocate or expand stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company's average initial inventory for new stores opened in fiscal 1999 was as follows: approximately $124,000 for Pacific Sunwear stores, approximately $177,000 for Pacific Sunwear Outlet stores and approximately $94,000 for d.e.m.o. stores. The Company's initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

        During fiscal 2000, the Company plans to open approximately 125 new stores, of which 64 will be PacSun stores, 21 will be PacSun Outlet stores and 40 will be d.e.m.o. stores. The Company also plans to expand or relocate 31 existing smaller PacSun stores. The Company estimates that capital expenditures in fiscal 2000 will total approximately $46 million.

        The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. The Company closed three stores in fiscal 1999 and anticipates closing three to five stores in fiscal 2000.

        Management believes that the Company's working capital, bank loan agreement and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements through the end of fiscal 2000.

NEW ACCOUNTING PRONOUNCEMENTS

        Accounting for Derivatives and Hedging Activities -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133 must be implemented by the Company for the years ending February 4, 2001. SFAS No. 133 is not expected to have a significant impact on the Company's consolidated financial statements.

INFLATION

        The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company's business will not be affected by inflation in the future.

SEASONALITY AND QUARTERLY RESULTS

        The Company's business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company's first quarter historically accounts for the smallest percentage of annual net sales. In fiscal 1999 and fiscal 1998, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 33% and 34%, respectively, of the Company's annual net sales and a higher percentage of the Company's operating income. In fiscal 1999, excluding net sales generated by new and relocated/expanded stores, approximately 45% of the Company's annual net sales occurred in the first half of the fiscal year and 55% in the second half. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

YEAR 2000 DATE CHANGEOVER

        As of the date of this filing, the Company has not incurred any significant business disruptions attributable to the date changeover on January 1, 2000 or to the leap year on February 29, 2000. However, unforeseen year 2000 readiness problems could still arise, and these problems could have an adverse impact on the Company.

        The Company incurred internal staff costs as well as certain outside consulting and other expenditures related to its year 2000 readiness efforts and during the year ended January 30, 2000 incurred less than $300,000 in expenses relating to its year 2000 readiness efforts.

        The Company's material merchandise, financial and store computer software systems are provided by third-party vendors and are used with minor modifications by the Company. The software vendors have provided updated software versions as part of the normal periodic software upgrade process that address the year 2000 issue. This upgrade process was been substantially completed as of the end of fiscal 1998 and did not cost the Company additional amounts beyond normal recurring annual software maintenance fees paid by the Company.

        The Company's most significant software system includes purchase order management, open order reporting, open-to-buy, receiving, distribution, basic stock replenishment, inter-store transfers, inventory and price management, general ledger and accounts payable functions. This system was upgraded in fiscal 1999 and has been certified by the software vendor as year 2000 compliant. In addition, the Company successfully completed a fully-integrated year 2000 readiness test of this system at an off-site recovery computer center in August of fiscal 1999. At its new distribution center, the Company uses a recently installed materials handling system and the vendor of this system has advised the Company that the system is year 2000 compliant.

        With regard to the Company's vendors, as of the date of this filing, the Company has not been notified of any system failures attributable to the date changeover on January 1, 2000 or any failures attributable to the leap year on February 29, 2000. As of the date of this filing, the Company has not incurred any significant business disruptions as a result of any systems failure of its vendors attributable to the year 2000. The Company will continue to monitor deliveries of its merchandise, goods and services from its vendors and will use alternate vendors should any year 2000 problems arise. There is no assurance that the systems of the vendors from whom the Company receives merchandise, goods and services will not be impacted by the year 2000 or that any failure on their part to be year 2000 ready would not have an adverse impact on the Company if a number of such vendors have failures which can be attributed to the year 2000.

        While the Company continues to believe the year 2000 issues described above will not materially affect its financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

        This report on Form 10-K contains "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as "will result" "expects to" "will continue" "anticipates" "plans" "intends" "estimated" "projects" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors:

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

        RISKS OF NEW SPECIALTY STORE CONCEPT NAMED "D.E.M.O.". The Company's ability to expand into new concepts has not been fully tested. The Company opened the first d.e.m.o. store in April of fiscal 1998, and at the end of fiscal 1999 operated 40 d.e.m.o. stores. Accordingly, the operation of its d.e.m.o. stores is subject to numerous risks, including unanticipated operating problems, lack of experience, lack of customer acceptance, new vendor relationships and competition from existing and new retailers. There can be no assurance that the Company's d.e.m.o. stores will achieve sales and profitability levels that justify the Company's investment in this new retail format. Expansion of the d.e.m.o. format also involves other risks that could have a material adverse effect on the Company, including (i) the diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel for the d.e.m.o. stores,
(iii) risks associated with new vendors and (iv) difficulties with locating and obtaining favorable store sites and negotiating acceptable lease terms.

        INTERNET SALES. The Company began selling merchandise over the internet in June 1999. The internet operations involve, among other things, internet web site design activities, investment in new systems, distribution center enhancements, training of personnel and hiring of additional personnel to handle new functions. The Company's internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems, lack of experience in managing the new internet business, lack of customer acceptance and lack of experience in the fulfillment and shipping of individual orders to customers. There can be no assurance that the internet operations will achieve sales and profitability levels that justify the Company's investment therein. The internet operations also involve other risks that could have a material adverse effect on the Company, including (i) the diversion of management's attention from the Company's core business, (ii) the failure to reach profitability within the foreseeable future, (iii) difficulties with hiring, retention and training of key personnel to conduct the Company's internet operations, (iv) diversion of sales from PacSun stores, (v) rapid technological change, (vi) liability for online content and (vii) risks related to the failure of the computer systems that operate the web site and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, the internet operations involve risks which are beyond the Company's control that could have a material adverse effect on the Company, including (i) price competition involving the items the Company intends to sell, (ii) the entry of the Company's vendors into the internet business, in direct competition with the Company, (iii) the level of merchandise returns experienced by the Company, (iv) governmental regulation, (v) online security breaches, (vi) credit card fraud, (vii) general economic conditions and economic conditions specific to the internet, online commerce and the apparel industry and (viii) competition from other internet web sites that may have significantly more capital resources and experience in internet sales than the Company.

        EXPANSION AND MANAGEMENT OF GROWTH. PacSun's continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management's ability to manage the Company's planned expansion. During fiscal 2000, the Company plans to open approximately 125 new stores, of which 64 will be PacSun stores, 21 will be PacSun Outlet stores and 40 will be d.e.m.o. stores. The Company's planned expansion is dependant upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management level and other employees. Factors beyond the Company's control may also affect the Company's ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company's operations grow, there could be increasing strain on the Company's resources, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        PRIVATE LABEL MERCHANDISE. Sales from private label merchandise accounted for approximately 36% of net sales in fiscal 1999 and fiscal 1998. The Company may increase the percentage of net sales in private label merchandise in the future, although there can be no assurance that the Company will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because the Company's private label merchandise generally carries higher merchandise margins than its other merchandise, the Company's failure to anticipate, identify and react in a timely manner to fashion trends with its private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse affect on the Company's business, financial condition and results of operations. See Item
1. "Business - Merchandising."

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

        DEPENDANCE ON SINGLE DISTRIBUTION FACILITY. The Company's distribution functions for all of its stores are handled from a single facility in Anaheim, California. In addition, the Company processes shipments related to sales of merchandise over the internet from the same facility. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents or system failures, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

             3. Exhibits included or incorporated herein:

                See Index to Exhibits.

         (b)    Reports on Form 8-K.

             1. None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 5, 2000 on its behalf by the undersigned, thereunto duly authorized.

                                             PACIFIC SUNWEAR OF CALIFORNIA, INC.


                                             By: /s/ GREG H. WEAVER
                                                 -------------------------------
                                                     Greg H. Weaver
                                                     Chairman of the Board and
                                                     Chief Executive Officer

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

          SIGNATURE                        TITLE                        DATE
          ---------                        -----                        ----
     /s/ GREG H. WEAVER        Chairman of the Board                April 5, 2000
-----------------------------  and Chief Executive Officer
         Greg H. Weaver        (Principal Executive Officer)


     /s/ CARL W. WOMACK        Sr. Vice President and Chief          April 5, 2000
-----------------------------  Financial Officer (Principal
         Carl W. Womack        Financial and Accounting Officer)


    /s/ JULIUS JENSEN III      Director                              April 5, 2000
-----------------------------
        Julius Jensen III


  /s/ PEARSON C. CUMMIN III    Director                              April 5, 2000
-----------------------------
      Pearson C. Cummin III


    /s/ PETER L. HARRIS        Director                              April 5, 2000
-----------------------------
        Peter L. Harris


  /s/ SALLY FRAME KASAKS       Director                              April 5, 2000
-----------------------------
      Sally Frame Kasaks

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED JANUARY 30, 2000, JANUARY 31, 1999 AND FEBRUARY 1, 1998:

CONSOLIDATED FINANCIAL STATEMENTS:


  Independent auditors' report                                                                              F-2

  Consolidated Balance Sheets as of January 30, 2000 and January 31, 1999                                   F-3

  Consolidated Statements of Income and Comprehensive Income for each of the three fiscal years
     in the period ended January 30, 2000                                                                   F-4

  Consolidated Statements of Shareholders' Equity for each of three fiscal years
     in the period ended January 30, 2000                                                                   F-5

  Consolidated Statements of Cash flows for each of the three fiscal years
     in the period ended January 30, 2000                                                                   F-6

  Notes to Consolidated Financial Statements                                                                F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries as of January 30, 2000 and January 31, 1999 and the related statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Pacific Sunwear of California, Inc. as of January 30, 2000 and January 31, 1999, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 7, 2000

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                          JANUARY 30,          JANUARY 31,
CURRENT ASSETS:                                                                              2000                 1999
                                                                                         -------------        -------------
  Cash and cash equivalents (Note 1)                                                     $  32,416,794        $  19,031,738
  Accounts receivable                                                                        2,178,105              899,179
  Merchandise inventories                                                                   60,002,230           42,469,829
  Prepaid expenses, includes $4,874,867 and $3,620,435 of prepaid rent, respectively         7,043,428            5,044,941
  Prepaid income tax (Note 4)                                                                       --              713,402
  Deferred taxes (Note 4)                                                                    2,541,765            1,944,275
                                                                                         -------------        -------------
      Total current assets                                                                 104,182,322           70,103,364
PROPERTY AND EQUIPMENT (Note 1):
  Leasehold improvements                                                                    66,998,372           47,877,157
  Furniture, fixtures and equipment                                                         63,992,331           45,819,759
                                                                                         -------------        -------------
                                                                                           130,990,703           93,696,916
  Less accumulated depreciation and amortization                                           (37,777,329)         (26,773,496)
                                                                                         -------------        -------------
      Net property and equipment                                                            93,213,374           66,923,420
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $984,960 and $758,180,
     respectively (Note 1)                                                                   7,114,805            7,605,563
  Deferred compensation and other assets (Notes 6 and 8)                                     4,831,038            3,142,504
                                                                                         -------------        -------------
      Total other assets                                                                    11,945,843           10,748,067
                                                                                         -------------        -------------
               Total assets                                                              $ 209,341,539        $ 147,774,851
                                                                                         =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                       $  20,113,199        $  13,867,906
  Accrued liabilities (Note 7)                                                              13,874,533            8,690,783
  Income taxes payable (Note 4)                                                              2,844,051                   --
                                                                                         -------------        -------------
      Total current liabilities                                                             36,831,783           22,558,689
DEFERRED COMPENSATION (Note 6)                                                               4,436,776            2,826,531
OTHER LONG-TERM LIABILITIES                                                                     28,316               28,316
DEFERRED RENT                                                                                5,831,988            4,689,772
DEFERRED TAXES (Note 4)                                                                        387,012              974,522
COMMITMENTS AND CONTINGENCIES (Note 5)


SHAREHOLDERS' EQUITY (Notes 3 and 6):
 Preferred stock, par value $.01; authorized, 5,000,000; none issued and outstanding
 Common stock, par value $.01; authorized 75,937,500 shares; issued and
   outstanding, 31,462,751 and 30,650,778 shares, respectively (Note 1)                        314,628              306,508
 Additional paid-in capital                                                                 69,619,372           59,800,206
 Retained earnings                                                                          91,891,664           56,590,307
                                                                                         -------------        -------------
      Total shareholders' equity                                                           161,825,664          116,697,021
                                                                                         -------------        -------------
               Total liabilities and shareholders' equity                                $ 209,341,539        $ 147,774,851
                                                                                         =============        =============



                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                                            FISCAL YEAR ENDED
                                                                          --------------------------------------------------------
                                                                          JANUARY 30,           JANUARY 31,           FEBRUARY 1,
                                                                              2000                  1999                  1998
                                                                          ------------          ------------          ------------
Net sales                                                                 $436,807,841          $321,125,009          $227,129,848
Cost of goods sold, including buying, distribution and occupancy costs     284,186,631           212,859,474           150,219,301

                                                                          ------------          ------------          ------------
Gross margin                                                               152,621,210           108,265,535            76,910,547
Selling, general and administrative expenses                                96,116,747            70,369,424            51,093,091
                                                                          ------------          ------------          ------------
Operating income                                                            56,504,463            37,896,111            25,817,456
                                                                                                                      ============
Interest income                                                                915,894               977,398             1,248,003
                                                                          ------------          ------------          ------------
Income before income tax expense                                            57,420,357            38,873,509            27,065,459
Income tax expense (Note 4)                                                 22,119,000            15,369,000            10,707,000
                                                                          ------------          ------------          ------------
Net income                                                                $ 35,301,357          $ 23,504,509          $ 16,358,459
                                                                          ============          ============          ============
Comprehensive income (Note 1)                                             $ 35,301,357          $ 23,504,509          $ 16,358,459
                                                                          ============          ============          ============
Net income per share, basic (Note 1)                                      $       1.14          $       0.75          $       0.55
                                                                          ============          ============          ============
Net income per share, diluted (Note 1)                                    $       1.10          $       0.73          $       0.53
                                                                          ============          ============          ============
Weighted average shares outstanding, basic (Note 1)                         31,052,399            31,163,415            29,549,403
                                                                          ============          ============          ============
Weighted average shares outstanding, diluted (Note 1)                       32,189,616            32,232,989            30,644,384
                                                                          ============          ============          ============



                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                      COMMON        COMMON         ADDITIONAL
                                                      STOCK          STOCK          PAID-IN         RETAINED
                                                      SHARES        AMOUNT          CAPITAL          EARNINGS           TOTAL
                                                    ----------   ----------     -------------     -------------    -------------
BALANCE, FEBRUARY 2, 1997                           27,310,863     $273,109     $  30,545,594     $  16,727,339    $  47,546,042
  Net proceeds from issuance of common
    stock                                            2,941,313       29,413        30,055,660                --       30,085,073
  Exercise of stock options and restricted stock
    grant (Note 6)                                     673,950        6,739           681,743                --          688,482
  Cancellation of fractional shares due to
    3-for-2 stock split (Note 1)                          (120)          (1)           (2,186)               --           (2,187)
  Tax benefits related to exercise of stock
    options (Note 6)                                        --           --         1,887,188                --        1,887,188
  Net income                                                --           --                --        16,358,459       16,358,459
                                                    ----------   ----------     -------------     -------------    -------------
BALANCE, FEBRUARY 1, 1998                           30,926,006      309,260        63,167,999        33,085,798       96,563,057
  Exercise of stock options and shares sold
    under employee stock purchase plan
    (Note 6)                                           727,452        7,275         1,726,929                --        1,734,204
  Cancellation of fractional shares due to
    3-for-2 stock split (Note 1)                        (1,430)         (14)          (28,914)               --          (28,928)
  Repurchase and retirement of common stock
    (Note 3)                                        (1,001,250)     (10,013)       (8,874,405)               --       (8,884,418)
  Tax benefits related to exercise of stock
    options (Note 6)                                        --           --         3,808,597                --        3,808,597
  Net income                                                --           --                --        23,504,509       23,504,509
                                                    ----------   ----------     -------------     -------------    -------------
BALANCE, JANUARY 31, 1999                           30,650,778      306,508        59,800,206        56,590,307      116,697,021
  Exercise of stock options and shares sold
    under employee stock purchase plan and
    restricted stock grant (Note 6)                    812,467        8,125         3,969,466                --        3,977,591
  Cancellation of fractional shares due to
    3-for-2 stock split (Note 1)                          (494)          (5)          (10,673)               --          (10,678)
 Restricted stock award, vesting of shares
   (Note 6)                                                 --           --           290,355                --          290,355
  Tax benefits related to exercise of stock
    options (Note 6)                                        --           --         5,570,018                --        5,570,018
  Net income                                                --           --                --        35,301,357       35,301,357
                                                    ----------   ----------     -------------     -------------    -------------
BALANCE, JANUARY 30, 2000                           31,462,751     $314,628     $  69,619,372     $  91,891,664    $ 161,825,664
                                                    ==========   ==========     =============     =============    =============



                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               FISCAL YEAR ENDED
                                                                                --------------------------------------------------
                                                                                 JANUARY 30,       JANUARY 31,         FEBRUARY 1,
                                                                                    2000              1999                1998
                                                                                ------------      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                    $ 35,301,357      $ 23,504,509        $ 16,358,459
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                 14,293,950        10,448,317           6,891,981
    Change in operating assets and liabilities, net of effect of acquisition:
     Accounts receivable                                                          (1,278,926)          110,660            (426,028)
     Merchandise inventories                                                     (17,532,401)      (10,347,488)        (11,087,295)
     Prepaid expenses                                                             (1,998,487)         (680,404)         (1,133,377)
     Deferred compensation and other assets                                         (128,291)          (76,116)             91,267
     Accounts payable                                                              6,245,293         4,950,991           2,230,354
     Accrued liabilities                                                           5,650,090          (143,378)          2,798,472
     Income taxes and deferred taxes                                               7,942,471         1,551,072           1,894,569
     Other liabilities                                                                    --            28,316                  --
     Deferred rent                                                                 1,142,216           943,526             606,759
                                                                                ------------      ------------        ------------
       Net cash provided by operating activities                                  49,637,272        30,290,005          18,225,161
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                                     --                --         (27,590,049)
  Short-term investment maturities                                                        --        12,742,666          14,847,383
  Acquisition, net of cash acquired                                                       --                --         (10,414,634)
  Repurchase and retirement of common stock                                               --        (8,884,418)                 --
  Investment in property and equipment                                           (40,219,129)      (31,603,357)        (21,020,289)
                                                                                ------------      ------------        ------------
       Net cash used in investing activities                                     (40,219,129)      (27,745,109)        (44,177,589)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash paid in lieu of fractional shares due to 3-for-2 stock split                  (10,678)          (28,928)             (2,187)
  Proceeds from exercise of stock options                                          3,977,591         1,734,204             688,482
  Net proceeds from issuance of common stock                                              --                --          30,085,073
                                                                                ------------      ------------        ------------
        Net cash provided by financing activities                                  3,966,913         1,705,276          30,771,368
                                                                                ------------      ------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS:                                        13,385,056         4,250,172           4,818,940
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR                               19,031,738        14,781,566           9,962,626
                                                                                ------------      ------------        ------------
CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR                                   $ 32,416,794      $ 19,031,738        $ 14,781,566
                                                                                ============      ============        ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest                                                                     $         --      $         --        $      2,381
   Income taxes                                                                 $ 14,176,529      $ 13,817,928        $  8,812,430
----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of noncash transactions: During the fiscal years ended January 30, 2000, January 31, 1999 and February 1, 1998, the Company recorded an increase to additional paid-in capital of $5,570,018, $3,808,597 and $1,887,188, respectively, related to tax benefits associated with the exercise of nonqualified stock options. In addition, during the fiscal year ended January 30, 2000 the Company recorded an increase to additional paid-in capital of $290,355 related to the issuance of stock to satisfy certain deferred compensation liabilities.



                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE FISCAL YEARS ENDED JANUARY 30, 2000,
                     JANUARY 31, 1999, AND FEBRUARY 1, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

      Nature of Business -- Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (the "Company") is a leading specialty retailer of everyday casual apparel, accessories and footwear designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores, under the names "Pacific Sunwear" (as well as "PacSun"), "Pacific Sunwear Outlet", and "d.e.m.o." Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teenagers and young adults. d.e.m.o. specializes in hip-hop music inspired casual apparel and related accessories catering to teenagers and young adults. In addition, the Company operates a web site through a wholly-owned subsidiary which sells merchandise online, provides content and community for its target customers and provides information about the Company.

      The Company's fiscal year is a 52- or 53-week period ending near January
31. Fiscal 1999 was a 52-week period ended January 30, 2000. Fiscal 1998 was a 52-week period ended January 31, 1999. Fiscal 1997 was a 52-week period ended February 1, 1998.

      Principles of Consolidation -- The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc., Pacific Sunwear Stores Corp. and ShopPacSun.com Corp., its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

      Fair Value of Financial Instruments -- Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At January 30, 2000, management believes that the carrying amounts of cash, receivables and payables approximate fair value because of the short maturity of these financial instruments.

      Merchandise Inventories -- Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market.

      Property and Equipment -- Leasehold improvements and furniture, fixtures and equipment are stated at cost. Amortization of leasehold improvements is computed on the straight-line method over the lesser of their estimated useful lives or the life of the lease (generally 10 years). Depreciation on furniture, fixtures and equipment is computed on the straight-line method over five years.

      Intangible Assets -- The intangible assets consist of the excess of cost over net assets acquired (goodwill), of $.8 million, which arose from the acquisition of four stores in 1986 and is being amortized on a straight-line method over 40 years. In addition, in fiscal 1997 the Company acquired 15 retail stores which resulted in the recording of $7.3 million of goodwill and $.3 million for non-competition agreements, which are being amortized over 25 years and 5 years, respectively.

      The Company evaluates the recoverability of its goodwill at each balance sheet date. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Any impairment is recorded at the date of determination. During fiscal 1999, the Company closed one of the four stores acquired in 1986 and net goodwill was reduced by $175,985.

      Income Taxes -- The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes.



                 See notes to consolidated financial statements

      Deferred Rent -- The Company's policy is to average any defined rental escalations over the term of the related lease in order to provide level recognition of rent expense.

      Statements of Cash Flows -- For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments, if any, purchased with an original maturity of three months or less to be cash equivalents.

      Stock Split -- On June 8, 1999, the Company effected a three-for-two stock split. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying the par value ($102,169) of the additional shares arising from the split from additional paid-in capital to common stock.

      Revenue Recognition -- Sales are recognized upon purchase by customers.

      Advertising Costs -- Costs associated with the production of advertising, such as photography, design, creative talent, editing and other costs, are expensed the first time the advertising takes place. Costs associated with communicating advertising that has been produced, such as television and magazine advertising, are expensed when the advertising takes place. Advertising costs were $4,901,099, $2,568,537 and $1,888,990 in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

      Net Income per Share -- The Company adopted SFAS No. 128, "Earnings Per Share," beginning with the Company's fourth quarter of fiscal 1997. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 1,137,217, 1,069,574 and 1,094,981 in fiscal 1999, fiscal 1998 and fiscal 1997, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 34,714, 130,569 and 202,086 shares of common stock in fiscal 1999, fiscal 1998 and fiscal 1997, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

      Stock-Based Compensation -- The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No.
25. See Note 6 for the pro-forma disclosure requirements of SFAS No.123, "Accounting for Stock Based Compensation."

      Comprehensive Income -- The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale. The adoption of SFAS No. 130 required no additional disclosure for the Company and did not have any effect on the Company's financial position or results of operations.

      Accounting for Derivatives and Hedging Activities -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133 must be implemented by the Company for the year ending February 4, 2001. SFAS No. 133 is not expected to have a significant impact on the Company's consolidated financial statements.

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

2. CREDIT FACILITY

      The Company has a credit facility with a bank, which expires in August 2001. The credit facility provides for a $35.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (8.50 % at January 30, 2000). At January 30, 2000, the Company had $6.2 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At January 30, 2000, the Company was in compliance with all of its covenants.


                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                  FOR THE FISCAL YEARS ENDED JANUARY 30, 2000,
                     JANUARY 31, 1999 AND FEBRUARY 1, 1998

3. COMMON STOCK

      Common Stock Purchase and Retirement -- In a series of open market transactions during the fourth quarter of fiscal 1998, the Company repurchased 1,001,250 shares of its common stock at an average cost of $8.87 per share. These purchases, aggregating $8,884,418, were made pursuant to a resolution adopted by the Board of Directors in December 1998 which authorized the Company to purchase up to 1.5 million shares of common stock.

      Stock Splits -- During each of the fiscal years ended January 30, 2000, January 31, 1999 and February 1, 1998 the Company effected a three-for-two stock split. Shareholders' equity has been restated to give retroactive recognition to the stock splits in prior periods by reclassifying the par value of the additional shares arising from the split from additional paid-in capital to common stock. Additionally, all share and per share amounts have been restated to give effect to the stock splits.

      Sale of Common Stock -- During fiscal 1997, the Company issued an aggregate of 2,941,313 shares of its common stock in a follow-on stock offering. The sale of shares yielded net proceeds to the Company, after deducting expenses associated with the offering, of $30.1 million.

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

4. INCOME TAXES

      The components of the income tax expense are as follows:


                                              FISCAL YEAR ENDED
                             ----------------------------------------------------
                              JANUARY 30,         JANUARY 31,         FEBRUARY 1,
                                 2000                1999                1998
                             ------------        ------------        ------------
Current income taxes:
Federal                      $ 20,095,967        $ 13,485,816        $  9,082,864
State                           3,208,033           2,359,031           2,215,772
                             ------------        ------------        ------------
                               23,304,000          15,844,847          11,298,636
Deferred income taxes:
Federal                        (1,019,690)           (453,831)           (586,544)
State                            (165,310)            (22,016)             (5,092)
                             ------------        ------------        ------------
                               (1,185,000)           (475,847)           (591,636)
                             ------------        ------------        ------------
                             $ 22,119,000        $ 15,369,000        $ 10,707,000
                             ============        ============        ============

      A reconciliation of the income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to income before income taxes is as follows:

                                                                           FISCAL YEAR ENDED
                                                            --------------------------------------------------
                                                             JANUARY 30,       JANUARY 31,         FEBRUARY 1,
                                                                2000               1999               1998
                                                            ------------       ------------       ------------
Provision for income taxes at statutory rate                $ 20,097,000       $ 13,606,000       $  9,473,000
State income taxes, net of federal income tax benefit          1,983,000          1,519,000          1,437,000
Other                                                             39,000            244,000           (203,000)
                                                            ------------       ------------       ------------
                                                            $ 22,119,000       $ 15,369,000       $ 10,707,000
                                                            ============       ============       ============

      At January 30, 2000 and January 31, 1999, the Company's current net deferred tax asset was $2,541,765 and $1,944,275, respectively, and long-term net deferred tax liability was $387,012 and $974,522, respectively. The major components of the Company's net deferred tax asset of $2,154,753 and $969,753 at January 30, 2000 and January 31, 1999, respectively, are as follows:


                                                               JANUARY 30,        JANUARY 31,
                                                                  2000               1999
                                                               -----------        -----------
Depreciation                                                   $(4,589,867)       $(4,015,178)
Deferred rent                                                    2,349,574          1,922,807
Reserve for store expansion/relocation and closing costs           350,121            556,757
State income taxes                                                 252,966            115,541
Inventory cost capitalization                                    1,489,051          1,024,097
Deferred compensation                                            1,787,475          1,158,878
Other                                                              515,433            206,851
                                                               -----------        -----------
                                                               $ 2,154,753        $   969,753
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

   Minimum future annual rental commitments under noncancellable leases are as follows:

Fiscal year ending:

February 4, 2001                             $ 39,774,381
February 3, 2002                               39,749,993
February 2, 2003                               39,548,051
February 1, 2004                               39,357,316
January 30, 2005                               38,165,558
Thereafter                                    147,680,960
                                             ------------
                                             $344,276,259
                                             ============

      Rental expense, including common area maintenance, was $51,698,739, $39,094,115 and $27,533,077, of which $1,111,595, $759,224 and $377,895 was paid as percentage rent based on sales volume for the fiscal years ended January 30, 2000, January 31, 1998 and February 1, 1998, respectively.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                  FOR THE FISCAL YEARS ENDED JANUARY 30, 2000,
                     JANUARY 31, 1999 AND FEBRUARY 1, 1998

      Letters of Credit - The Company was contingently liable for $6.2 million in open letters of credit with foreign suppliers at January 30, 2000.

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

      At January 30, 2000, outstanding incentive and nonqualified options had exercise prices ranging from $.11 to $35.63 per share, with an average exercise price of $13.57, and generally begin vesting one year after the grant date. On the initial vesting date, 25% of the options vest and, thereafter, options generally continue to vest at 2.08% each calendar month. The options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

      At January 30, 2000, incentive and nonqualified options to purchase 3,194,799 shares were outstanding. At January 30, 2000, 923,339 shares were available for future grant under the Company's stock option plans. During the years ended January 30, 2000 and January 31, 1999 the Company recognized tax benefits of $5,570,018 and $3,808,597, respectively, resulting from the exercise of certain nonqualified stock options. Stock option (incentive and nonqualified) activity for the three years ended January 30, 2000 was as follows:


                                                                   STOCK OPTIONS
                                                     ---------------------------------------------
                                                     NUMBER OF SHARES        PRICE RANGE PER SHARE
                                                     ----------------        ---------------------
Balance at February 2, 1997                             2,743,499                $0.11 to $6.93
  Options granted (weighted average fair
       value of $6.43)                                  1,076,621                 7.78 to 14.47
  Options canceled                                       (147,969)                1.29 to 13.52
  Options exercised                                      (484,124)                  .11 to 6.19
                                                        ---------
Balance at February 1, 1998                             3,188,027                  .11 to 14.47
  Options granted (weighted average fair
       value of $11.74)                                   815,639                 9.13 to 25.25
  Options canceled                                       (109,330)                1.49 to 21.42
  Options exercised                                      (701,063)                 .11 to 12.47
                                                        ---------
Balance at January 31, 1999                             3,193,273                  .11 to 25.25
  Options granted (weighted average fair
       value of $23.43)                                   858,500                16.67 to 35.63
  Options canceled                                       (127,684)                 .11 to 25.25
  Options exercised                                      (729,290)                1.98 to 24.25
                                                        ---------
Balance at January 30, 2000                             3,194,799                  .11 to 35.63
                                                        =========


      The following is a summary of the weighted average exercise prices for activity during the year ended January 30, 2000:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                   SHARES              EXERCISE PRICE
                                                  ---------            --------------
Beginning Outstanding                             3,193,273                $ 8.95
  Options granted                                   858,500                 23.43
  Options exercised                                (729,290)                 4.81
  Options canceled                                 (127,684)                14.40
                                                  ---------
Ending outstanding                                3,194,799                $13.57
                                                  =========
Exercisable as of January 30, 2000                1,385,697                $ 8.22

      Additional information regarding options outstanding as of January 30, 2000 is as follows:


                                                OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                              -------------------------------------------------------          -----------------------------------
                                 NUMBER              WEIGHTED                                    NUMBER
  RANGE OF                     OUTSTANDING            AVERAGE            WEIGHTED              EXERCISABLE            WEIGHTED
  EXERCISE                       AS OF               REMAINING            AVERAGE                 AS OF                AVERAGE
   PRICES                     JAN 30, 2000        CONTRACTUAL LIFE     EXERCISE PRICE          JAN 30, 2000         EXERCISE PRICE
---------------               ------------        ----------------     --------------          ------------         --------------
$ 0.11 - $ 6.12                 609,342                 5.84               $ 3.41                 545,580               $ 3.28
  6.19 -  10.52                 453,911                 7.10                 7.65                 303,638                 7.46
 11.26 -  11.72                 576,169                 7.74                11.72                 300,786                11.72
 12.17 -  15.04                 551,136                 8.60                14.69                 167,583                14.68
 15.44 -  23.50                 376,460                 8.85                20.36                  66,828                19.83
 23.81 -  23.81                 465,000                 9.63                23.81                      --                   --
$23.88 - $35.63                 162,781                 9.45                25.85                   1,282                24.01
                                                                                                ---------               ------
                              3,194,799                 7.93               $13.57               1,385,697               $ 8.22

      During the year ended February 1, 1998, the Company granted a restricted stock award of 189,841 shares with a purchase price of $.01 per share to its Chief Executive Officer. The 189,841 share award began vesting on March 31, 1999, with 25% of the shares vested at such time, and thereafter will vest at 25% on each of March 31, 2000, 2001 and 2002, if, in each instance, at the time of the vesting date, certain cumulative earnings per share growth targets have been satisfied. During the year ended January 30, 2000, the Company recorded $240,440 of deferred compensation expense associated with this award.

      During the year ended January 30, 2000, the Company granted a restricted stock award of 50,000 shares with a purchase price of $.01 per share to its Chief Executive Officer. The 50,000 share award begins vesting on September 17, 2001, with 25% of the shares vested at such time, and thereafter will vest at 25% on each of September 17, 2002, 2003 and 2004, if, in each instance, at the time of the vesting date, certain cumulative earnings per share growth targets have been satisfied. During the year ended January 30, 2000, the Company recorded $88,817 of deferred compensation expense associated with this award.

      The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

      SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option- pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                  FOR THE FISCAL YEARS ENDED JANUARY 30, 2000,
                     JANUARY 31, 1999 AND FEBRUARY 1, 1998

subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 5 years following vesting; stock volatility, 64.3% in fiscal 1999, 87.0% in fiscal 1998 and 60.6% in fiscal 1997; risk-free interest rates, 6.6% in fiscal 1999, 4.7% in fiscal 1998 and 6.1% in fiscal 1997; and no dividends during the expected term. The Company's calculations are based on a multiple-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1999, fiscal 1998 and fiscal 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                 FISCAL                  FISCAL                     FISCAL
                                                                  1999                    1998                       1997
      Net Income                                               -----------             -----------                -----------
                                             As reported       $35,301,357             $23,504,509                $16,358,459
                                             Pro forma         $31,734,140             $21,289,248                $15,320,101
      Net Income Per Share, Basic
                                             As reported          $1.14                   $.75                       $0.55
                                             Pro forma            $1.02                   $.68                       $0.52
      Net Income Per Share, Diluted
                                             As reported          $1.10                   $.73                       $0.53
                                             Pro forma            $1.00                   $.67                       $0.51

      The impact of outstanding nonvested stock options granted prior to fiscal 1995 has been excluded from the pro forma calculation; accordingly, the fiscal 1997, fiscal 1998 and fiscal 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all stock options granted after fiscal 1994.

      In fiscal 1997, the Company established the Pacific Sunwear of California, Inc. Employee Stock Purchase Plan (the "ESPP"), which provides a method for employees of the Company whereby they may voluntarily purchase common stock at a 10% discount from fair market value as of the beginning or the end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all employees, except officers, who have three months of service with the Company. The ESPP is intended to constitute an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company does not recognize compensation expense related to the ESPP. In fiscal 1999, 33,177 shares were issued at an average price of $14.12 under the ESPP.

      In fiscal 1995, the Company established the Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan (the "Executive Plan"). The Executive Plan covers officers of the Company, and is funded by participant contributions and periodic discretionary contributions from the Company (Note 8). For each of the three fiscal years in the period ended January 30, 2000, the Company made contributions of $106,251, $82,236 and $58,854, respectively, to the Executive Plan.

      In fiscal 1992, the Company established the Pacific Sunwear of California, Inc. Employee Savings Plan ("the 401(k) Plan"). The 401(k) Plan is a defined contribution plan (401(k)) covering substantially all employees who have reached age 21 and have one year of service with the Company. The 401(k) Plan is funded by employee contributions and periodic discretionary contributions from the Company, which are subject to approval by the Company's Board of Directors. For each of the three fiscal years in the period ended January 30, 2000, the Company made contributions, net of forfeitures, of $213,227, $144,468 and $64,400 respectively, to the 401(k) Plan.

7. ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                                       JANUARY 30,               JANUARY 31,
                                                                          2000                      1999
                                                                       -----------               -----------
Accrued compensation and benefits                                      $ 7,368,490               $ 4,546,415
Gift certificates and store merchandise credits                          1,882,692                   969,378
Sales tax payable                                                        1,106,142                   738,910
Reserve for store expansion/relocation and closing costs                 1,045,797                 1,322,077
Accrued overage rent                                                       658,714                   375,071
Other                                                                    1,812,698                   738,932
                                                                       -----------               -----------
                                                                       $13,874,533               $ 8,690,783
                                                                       ===========               ===========


8. DEFERRED COMPENSATION AND OTHER ASSETS

      Deferred compensation and other assets consist of the following:


                                      JANUARY 30,              JANUARY 31,
                                         2000                     1999
                                      ----------               ----------
Deferred compensation                 $4,505,058               $2,807,694
Covenant not-to-compete                  129,167                  179,167
Security deposits                        186,813                  155,643
Other                                     10,000                       --
                                      ----------               ----------
                                      $4,831,038               $3,142,504
                                      ==========               ==========

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                  FOR THE FISCAL YEARS ENDED JANUARY 30, 2000,
                     JANUARY 31, 1999 AND FEBRUARY 1, 1998

9. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        FIRST                SECOND                THIRD                FOURTH
                                                       QUARTER               QUARTER              QUARTER               QUARTER
                                                    ------------          ------------          ------------          ------------
Fiscal year ended January 30, 2000:
Net sales                                           $ 81,443,000          $100,454,000          $124,044,000          $130,867,000
Gross margin                                          26,145,000            34,799,000            45,536,000            46,142,000
Operating income                                       6,464,000            11,748,000            19,662,000            18,631,000
Net income                                             4,043,000             7,300,000            12,265,000            11,694,000
                                                    ------------          ------------          ------------          ------------
Net income per share, basic                         $        .13          $        .24          $        .39          $        .37
Net income per share, diluted                       $        .13          $        .23          $        .38          $        .36
Weighted average shares outstanding, basic            30,732,074            30,926,234            31,181,415            31,369,880
  (Note 1)
Weighted average shares outstanding, diluted          31,858,811            32,048,185            32,303,781            32,565,484
  (Note 1)

Fiscal year ended January 31, 1999:
Net sales                                           $ 61,162,000          $ 73,203,000          $691,779,000          $ 94,981,000
Gross margin                                          19,607,000            24,576,000            32,636,000            31,447,000
Operating income                                       4,460,000             7,981,000            13,214,000            12,242,000
Net income                                             2,887,000             4,967,000             8,138,000             7,513,000
                                                    ------------          ------------          ------------          ------------
Net income per share, basic                         $        .09          $        .16          $        .26          $       0.24
Net income per share, diluted                       $        .09          $        .15          $        .25          $       0.24
Weighted average shares outstanding, basic            31,013,033            31,145,727            31,523,288            30,971,610
  (Note 1)
Weighted average shares outstanding, diluted          32,243,858            32,440,152            32,456,645            31,673,495
  (Note 1)

Earnings per basic and diluted shares outstanding are computed independently for each of the quarters presented and therefore may not sum to the totals for the year.

                                INDEX TO EXHIBITS


Exhibit Number               Description of Exhibit
--------------               -----------------------
      (1)3.1        Third Amended and Restated Articles of Incorporation of the
                    Company

      (5)3.2        Certificate of Amendment of Third Amended and Restated
                    Articles of Incorporation of the Company

      (9)3.3        Certificate of Determination of Preferences of Series A
                    Junior Participating Preferred Stock of the Company

      (1)3.4        Second Amended and Restated Bylaws of the Company

     (10)3.5        Amendment, dated August 18, 1998, to the Second Amended and
                    Restated Bylaws of the Company

         3.6        Amendment, dated March 15, 2000, to the Second Amended and
                    Restated Bylaws of the Company as amended

      (1)4.1        Specimen stock certificate

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

     (8)10.16 Asset Purchase Agreement dated August 4,1997 by and among the Company, Good Vibrations Inc. and certain other parties

    (12)10.17       Rights Agreement, dated as of December 16, 1998, between the
                    Company and U.S. Stock Transfer Corporation

    (13)10.18 Amendment No.1 to Amended and Restated Employment Agreement, dated as of January 31, 1999, between the

                    Company and Greg H. Weaver

      (13)10.19     Standard Sublease - dated December 22, 1998 between the
                    Company and Bekins Moving and Storage Company, LLC

          10.20 Amendment No. 2 to Amended and Restated Employment Agreement, dated as of January 18, 2000, between the Company and Greg
                    H. Weaver

          10.21     Severance Agreements, dated June 21, 1999 and August 2,
                    1999, by and between Pacific Sunwear of California, Inc. and Mark A. Hoffman and Michael J. Scandiffio, respectively

          10.22 Restricted Stock Award Agreement dated September 17, 1999 by and between the Company and Greg H. Weaver

      (14)10.23     1999 Stock Award Plan

          23.1      Consent of Deloitte & Touche LLP

          27        Financial Data Schedule

----------------
(1) Incorporated by reference from the Company's Form S-1 Registration Statement (No. 33-57860) as filed with the Securities and Exchange Commission on February 4, 1993.

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

(13) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 1999.

(14) Incorporated by reference from the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on September 3, 1999.