Form 10-Q
period 2000-04-30
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2000-05-19
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                    FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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

                              YES   X      NO
                                  -----       -----

        The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at May 18, 2000 was 31,655,728.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 2000

                                      INDEX


                                                                               PAGE
PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements:
            Consolidated Balance Sheets as of April 30, 2000 (unaudited)
              and January 30, 2000...............................................3
            Consolidated Statements of Income and Comprehensive Income
              (unaudited) for the thirteen weeks ended April 30, 2000 and
              May 2, 1999........................................................4
            Consolidated Statements of Cash Flows (unaudited) for the
              thirteen weeks ended April 30, 2000 and May 2, 1999................5
            Notes to Consolidated Financial Statements.........................6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................8-12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............12

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings.....................................................13
Item 2.   Changes in Securities and Use of Proceeds.............................13
Item 3.   Defaults Upon Senior Securities.......................................13
Item 4.   Submission of Matters to a Vote of Security Holders...................13
Item 5.   Other Information.....................................................13
Item 6.   Exhibits and Reports on Form 8-K......................................13

          SIGNATURE PAGE........................................................14

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                APRIL 30,         JANUARY 30,
                                                                                  2000               2000
                                                                               -----------        -----------
                                                                               (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents (Note 2)                                          $  17,629,533      $  32,416,794
  Accounts receivable                                                             5,272,770          2,178,105
  Merchandise inventories                                                        68,886,573         60,002,230
  Prepaid expenses, includes $5,222,299 and $4,874,867 of prepaid rent,
    respectively                                                                  7,088,089          7,043,428
  Deferred taxes                                                                  2,541,765          2,541,765
                                                                              -------------      -------------
    Total current assets                                                        101,418,730        104,182,322

PROPERTY AND EQUIPMENT:

  Leasehold improvements                                                         71,657,011         66,998,372
  Furniture, fixtures and equipment                                              70,404,377         63,992,331
                                                                              -------------      -------------
                                                                                142,061,388        130,990,703
  Less accumulated depreciation and amortization                                (41,235,798)       (37,777,329)
                                                                              -------------      -------------
    Net property and equipment                                                  100,825,590         93,213,374

OTHER ASSETS:

  Goodwill, net of accumulated amortization of $1,062,801 and $984,960,
    respectively                                                                  7,036,964          7,114,805
  Deferred compensation and other assets (Note 6)                                 4,868,852          4,831,038
                                                                              -------------      -------------
    Total other assets                                                           11,905,816         11,945,843
                                                                              -------------      -------------
              Total assets                                                    $ 214,150,136      $ 209,341,539
                                                                              =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                            $  17,331,439      $  20,113,199
  Accrued liabilities (Note 5)                                                   12,355,066         13,874,533
  Income taxes payable                                                            1,512,641          2,844,051
                                                                              -------------      -------------
    Total current liabilities                                                    31,199,146         36,831,783

DEFERRED COMPENSATION                                                             5,644,764          4,436,776
OTHER LONG-TERM LIABILITIES                                                          28,316             28,316
DEFERRED RENT                                                                     6,116,683          5,831,988
DEFERRED TAXES                                                                      387,012            387,012


SHAREHOLDERS' EQUITY:

  Preferred stock, par value $.01; authorized, 5,000,000; none issued and outstanding
  Common stock, par value $.01; authorized, 75,937,500 shares; issued and
    outstanding, 31,652,190 and 31,462,751 shares, respectively                     316,522            314,628
  Additional paid-in capital                                                     72,760,997         69,619,372
  Retained earnings                                                              97,696,696         91,891,664
                                                                              -------------      -------------
    Total shareholders' equity                                                  170,774,215        161,825,664
                                                                              -------------      -------------
                  Total liabilities and shareholders' equity                  $ 214,150,136      $ 209,341,539
                                                                              =============      =============


                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                 FOR THE THIRTEEN WEEKS ENDED
                                                ------------------------------
                                                APRIL 30, 2000    MAY 2, 1999
                                                --------------    -----------
Net sales                                        $112,561,439     $ 81,442,910

Cost of goods sold, including buying,
  distribution and occupancy costs                 74,666,995       55,297,787
                                                 ------------     ------------
Gross margin                                       37,894,444       26,145,123
Selling, general and administrative expenses       28,746,097       19,681,292
                                                 ------------     ------------
Operating income                                    9,148,347        6,463,831
Interest income                                       337,685          112,238
                                                 ------------     ------------
Income before income tax expense                    9,486,032        6,576,069
Income tax expense (Note 4)                         3,681,000        2,533,000
                                                 ------------     ------------
Net income                                       $  5,805,032     $  4,043,069
                                                 ============     ============
Comprehensive income (Note 1)                    $  5,805,032     $  4,043,069
                                                 ============     ============
Net income per share, basic (Note 3)             $       0.18     $       0.13
                                                 ------------     ------------
Net income per share, diluted (Note 3)           $       0.18     $       0.13
                                                 ------------     ------------
Weighted average shares outstanding, basic
  (Note 3)                                         31,542,983       30,732,074
                                                 ============     ============

Weighted average shares outstanding,
  diluted (Note 3)                                 32,604,718       31,858,811
                                                 ============     ============


                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   FOR THE THIRTEEN WEEKS ENDED
                                                                 ---------------------------------
                                                                 APRIL 30, 2000       MAY 2, 1999
                                                                 --------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $ 5,805,032       $   4,043,069

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                     4,219,299           3,095,081

   Change in:

     Accounts receivable                                            (3,094,665)         (1,516,047)
     Merchandise inventories                                        (8,884,343)         (3,974,992)
     Prepaid expenses                                                  (44,661)           (844,304)
     Deferred compensation and other assets                          1,447,827            (282,282)
     Accounts payable                                               (2,781,760)           (564,580)
     Accrued liabilities                                            (1,519,467)           (970,301)
     Income taxes and deferred income taxes                            569,603           2,472,982
     Deferred rent                                                     284,695             211,031
                                                                 -------------       -------------
        Net cash (used) provided by operating activities            (3,998,440)          1,669,657

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in property and equipment                            (11,741,172)        (10,744,403)
                                                                 -------------       -------------
        Net cash used in investing activities                      (11,741,172)        (10,744,403)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                             952,351           1,296,036
                                                                 -------------       -------------
        Net cash provided by financing activities                      952,351           1,296,036
                                                                 -------------       -------------
NET DECREASE IN CASH AND CASH
EQUIVALENTS:                                                       (14,787,261)         (7,778,710)

  CASH AND CASH EQUIVALENTS, beginning of period                    32,416,794          19,031,738
                                                                 -------------       -------------
  CASH AND CASH EQUIVALENTS, end of period                       $  17,629,533       $  11,253,028
                                                                 =============       =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

Cash paid during the period for:
  Interest                                                       $          --       $          --
  Income taxes                                                   $   3,111,397       $      60,018


--------------------------------------------------------------------------------

Supplemental disclosures of non-cash transactions: During the three months ended April 30, 2000 and May 2, 1999, the Company recorded an increase to additional paid-in capital of $1,901,013 and $1,313,488, respectively, related to tax benefits associated with the exercise of non-qualified stock options. In addition, during the three months ended April 30, 2000 and May 2, 1999, the Company recorded an increase to additional paid-in capital of $290,155 and $290,354, respectively, related to the issuance of restricted stock to satisfy certain deferred compensation liabilities.


                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        The accompanying consolidated financial statements are unaudited except for the January 30, 2000 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

        The Company's fiscal year is the 52- or 53-week period which ends on the Sunday closest to the end of January. "Fiscal 2000" is a 53-week period which ends February 4, 2001.

        In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the first quarter ended April 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 4, 2001. For further information, refer to the financial statements and notes thereto as of and for the years ended January 30, 2000, January 31, 1999 and February 1, 1998.

NOTE 2 - CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

NOTE 3 - NET INCOME PER SHARE, BASIC AND DILUTED

        The following table summarizes the computation of EPS:


FIRST QUARTER ENDED:                               APRIL 30, 2000                          MAY 2, 1999
                                        -----------------------------------   -----------------------------------
                                                                  PER SHARE      NET                    PER SHARE
                                        NET INCOME     SHARES       AMOUNT      INCOME       SHARES       AMOUNT
                                        ----------     ------       ------      ------       ------       ------
BASIC EPS:
                                        $5,805,032   31,542,983     $0.18     $4,043,069   30,732,074     $0.13
DILUTED EPS:

Effect of dilutive stock options                      1,061,735                             1,126,737
                                        $5,805,032   32,604,718     $0.18     $4,043,069   31,858,811     $0.13

        Options to purchase 18,396 and 14,856 shares of common stock in the first thirteen weeks of fiscal 2000 and the first thirteen weeks of fiscal 1999, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

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

NOTE 5 - ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

                                                               APRIL 30,       JANUARY 30,
                                                                  2000            2000
                                                              -----------      -----------
Compensation and benefits                                     $ 3,749,835      $ 7,368,490
Sales tax payable                                               1,990,413        1,106,142
Gift certificates and store merchandise credits                 1,264,783        1,882,692
Reserve for store expansion/relocation and closing costs        1,117,205        1,045,797
Accrued advertising                                             1,100,881               --
Other accrued liabilities                                       3,131,949        2,471,412
                                                              -----------      -----------
                                                              $12,355,066      $13,874,533
                                                              ===========      ===========

NOTE 6 - DEFERRED COMPENSATION AND OTHER ASSETS

        Deferred compensation and other assets consist of the following:

                                       APRIL 30,       JANUARY 30,
                                          2000            2000
                                       ----------      ----------
      Deferred compensation            $4,445,058      $4,505,058
      Covenant not-to-compete             116,666         129,167
      Security deposits                   297,128         186,813
      Other assets                         10,000          10,000
                                       ----------      ----------
                                       $4,868,852      $4,831,038
                                       ==========      ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF OPERATIONS

The thirteen weeks ended April 30, 2000 (first quarter) as compared to the thirteen weeks ended May 2, 1999 (first quarter)

        Net Sales

        Net sales increased to $112.6 million for the first thirteen weeks of fiscal 2000 from $81.4 million for the first thirteen weeks of fiscal 1999, an increase of $31.2 million, or 38.3%. Of this $31.2 million increase, $19.6 million was attributable to net sales generated by 111 new stores opened in fiscal 1999 not yet included in the comparable store base, $5.2 million was attributable to a 7.0% increase in comparable store net sales in the first thirteen weeks of fiscal 2000, $4.7 million was attributable to net sales generated by 53 new stores opened in fiscal 2000 not yet included in the comparable store base, and $2.0 million was attributable to other non-comparable store sales. Offsetting these increases was a $.3 million decrease in net sales attributable to the closing of three stores during fiscal 1999. Other non-comparable store sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening or expansion/relocation. Retail prices of the Company's merchandise remained relatively unchanged in the first thirteen weeks of fiscal 2000 compared to the first thirteen weeks of fiscal 1999 and had no significant impact on the net sales increase for the first thirteen weeks of fiscal 2000.

        Gross Margin

        Gross margin, after buying, distribution and occupancy costs, increased to $37.9 million for the first thirteen weeks of fiscal 2000 from $26.1 million for the first thirteen weeks of fiscal 1999, an increase of $11.8 million, or 45.2%. As a percentage of net sales, gross margin was 33.7% for the first thirteen weeks of fiscal 2000 compared to 32.1% for the first thirteen weeks of fiscal 1999. Of this 1.6% increase, net merchandise margins increased 1.3% as a percentage of net sales for the first thirteen weeks of fiscal 2000 compared to the first thirteen weeks of fiscal 1999 and occupancy costs for the first thirteen weeks of fiscal 2000 decreased .2% as a percentage of net sales compared to the first thirteen weeks of fiscal 1999, which was related to higher comparable store net sales. In addition distribution costs for the first thirteen weeks of fiscal 2000 decreased .1% as a percentage of net sales compared to the first thirteen weeks of fiscal 1999.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $28.7 million for the first thirteen weeks of fiscal 2000 from $19.7 million for the first thirteen weeks of fiscal 1999, an increase of $9.0 million, or 45.7%. As a percentage of net sales, these expenses increased to 25.5% from 24.2%. All of this 1.3% net increase as a percentage of net sales was due to an increase in advertising as a percentage of net sales which was related to the Company's first ever national television advertising campaign which commenced in February 2000. In addition, store payroll increased .4% as a percentage of net sales, primarily due to 53 new store openings in the first thirteen weeks of fiscal 2000 compared to 29 new store openings in the first thirteen weeks of fiscal 1999. Offsetting the increase in store payroll was a decrease of .4% in general and administrative expenses as a percentage of net sales primarily a result of leveraging these expenses over higher total net sales.

        Income Tax Expense

        Income tax expense was $3.7 million for the first thirteen weeks of fiscal 2000 compared to $2.5 million for the first thirteen weeks of fiscal 1999. The effective income tax rate was 38.8% for the first thirteen weeks of fiscal 2000 as compared to 38.5% for the first thirteen weeks of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories.

        Net cash used in operating activities for the first thirteen weeks of fiscal 2000 was $4.0 million compared to $1.7 million in net cash provided by operating activities for the first thirteen weeks of fiscal 1999. This $5.7 million decrease was attributable to an increase in inventories net of accounts payable of $7.1 million, a decrease in accrued income taxes and deferred income taxes of $1.9 million and an increase in accounts receivable of $1.6 million. These were offset by an increase in net income of $1.8 million, an increase in deferred compensation and other assets of $1.7 million, an increase in depreciation and amortization of $1.1 million and net increases in other items amounting to $.3 million. Working capital at April 30, 2000 was $70.2 million compared to $67.4 million at January 30, 2000, an increase of $2.8 million. Inventories at April 30, 2000 were $68.9 million compared to $60.0 million at January 30, 2000, an increase of $8.9 million. This increase was primarily related to opening 53 new stores and expanding/relocating twelve stores with in excess of 50% larger average square footage than their previous locations. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

        Net cash used in investing activities was $11.7 million for property and equipment for the first thirteen weeks of fiscal 2000 compared to $10.7 million for property and equipment for the first thirteen weeks of fiscal 1999. The increase in property and equipment was primarily due to an increase in the number of new stores opened in the first thirteen weeks of fiscal 2000 versus the first thirteen weeks of fiscal 1999.

        Net cash provided by financing activities, primarily proceeds received from the exercise of stock options, for the first thirteen weeks of fiscal 2000 was $1.2 million compared to $1.3 million for the first thirteen weeks of fiscal 1999.

        The Company has a credit facility with a bank, which expires in August 2001. The credit facility provides for a $35.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (9.0% at April 30, 2000). At April 30, 2000, the Company had $13.2 million in letters of credit outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At April 30, 2000, the Company was in compliance with all of its covenants.

        The Company plans to open approximately 82 new stores, of which 40 will be PacSun stores, 13 will be PacSun Outlet stores and 29 will be d.e.m.o. stores during the remainder of fiscal 2000. The Company also plans to expand or relocate 23 existing smaller stores during the remainder of fiscal 2000. The Company estimates that capital expenditures during the remainder of fiscal 2000 will be approximately $35 million.

        The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close and records closing costs as stores are closed or identified to be closed. The Company did not close any stores during the first thirteen weeks of fiscal 2000. The Company anticipates closing three to five stores in fiscal 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

        Accounting for Derivatives and Hedging Activities -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS. No. 133 will have a significant impact on the Company's consolidated financial statements.

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

        RISKS OF NEW SPECIALTY STORE CONCEPT NAMED "D.E.M.O.". The Company opened the first d.e.m.o. store in April of fiscal 1998, and as of the end of April 30, 2000 operated 51 d.e.m.o. stores. The operation of its d.e.m.o. stores is subject to numerous risks, including unanticipated operating problems, lack of experience, lack of customer acceptance, new vendor relationships and competition from existing and new retailers. There can be no assurance that the Company's d.e.m.o. stores will achieve sales and profitability levels that justify the Company's investment in this new retail format. Expansion of the d.e.m.o. format also involves other risks that could have a material adverse effect on the Company, including (i) the diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel for the d.e.m.o. stores, (iii) risks associated with new vendors and (iv) difficulties with locating and obtaining favorable store sites and negotiating acceptable lease terms.

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

        EXPANSION AND MANAGEMENT OF GROWTH. PacSun's continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management's ability to manage the Company's planned expansion. During the remainder of fiscal 2000, the Company plans to open approximately 82 new stores, of which 40 will be PacSun stores, 13 will be PacSun Outlet stores and 29 will be d.e.m.o. stores. The Company also plans to expand or relocate 23 existing smaller stores. The Company's planned expansion is dependant upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management level and other employees. Factors beyond the Company's control may also affect the Company's ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company's operations grow, there could be increasing strain on the Company's resources, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, internet sales results, d.e.m.o. sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. For example, in May 2000 the Company's stock price decreased dramatically after it was reported that the Company's comparable store net sales for the month of April 2000 were below consensus analyst estimates. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many small public companies for reason frequently unrelated to the operating performance of the specific companies. See
Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters."

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


        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk related to changes in interest rates. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies and Nature of Business in the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended January 30, 2000. The Company monitors the risks associated with interest rates and financial instrument positions.

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

                                        Pacific Sunwear of California, Inc.
                                        (Registrant)


Date: May 19, 2000                      \s\   GREG H. WEAVER
                                        --------------------------------------
                                        Greg H. Weaver
                                        Chairman of the Board
                                        and Chief Executive Officer


Date: May 19, 2000                      \s\   CARL W. WOMACK
                                        --------------------------------------
                                        Carl W. Womack
                                        Senior Vice President, Chief
                                        Financial Officer and Secretary

                                  EXHIBIT INDEX

Exhibit
Number        Description
------        -----------
(27)          Financial Data Schedule