Form 10-Q
period 2000-07-30
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2000-08-29
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 30, 2000

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

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at August 21, 2000 was 31,819,292.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JULY 30, 2000

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
           Consolidated Balance Sheets as of July 30, 2000 (unaudited)
             and January 30, 2000...........................................   3
           Consolidated Statements of Income and Comprehensive Income
             (unaudited) for the second quarter and first half ended
             July 30, 2000 and August 1, 1999...............................   4
           Consolidated Statements of Cash Flows (unaudited) for the
             first half ended July 30, 2000 and August 1, 1999..............   5
           Notes to Consolidated Financial Statements....................... 6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................8-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  14
Item 2.  Changes in Securities and Use of Proceeds..........................  14
Item 3.  Defaults Upon Senior Securities....................................  14
Item 4.  Submission of Matters to a Vote of Security Holders................  14
Item 5.  Other Information..................................................  14
Item 6.  Exhibits and Reports on Form 8-K...................................  14

         SIGNATURE PAGE.....................................................  15

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    JULY 30,           JANUARY 30,
                                                                      2000                 2000
                                                                  -------------       -------------
                                                                   (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents (Note 2)                              $  13,203,699       $  32,416,794
  Accounts receivable                                                 5,868,223           2,178,105
  Merchandise inventories                                            96,204,472          60,002,230
  Prepaid expenses, includes $5,688,579 and $4,874,867 of
    prepaid rent, respectively                                        7,722,980           7,043,428
  Deferred taxes                                                      2,541,765           2,541,765
                                                                  -------------       -------------
    Total current assets                                            125,541,139         104,182,322

PROPERTY AND EQUIPMENT:

  Leasehold improvements                                             76,097,905          66,998,372
  Furniture, fixtures and equipment                                  77,668,574          63,992,331
                                                                  -------------       -------------
                                                                    153,766,479         130,990,703
  Less accumulated depreciation and amortization                    (43,631,807)        (37,777,329)
                                                                  -------------       -------------
    Net property and equipment                                      110,134,672          93,213,374

OTHER ASSETS:

  Goodwill, net of accumulated amortization of $1,140,643
    and $984,960, respectively                                        6,959,122           7,114,805
  Deferred compensation and other assets (Note 6)                     6,737,473           4,831,038
                                                                  -------------       -------------
    Total other assets                                               13,696,595          11,945,843
                                                                  -------------       -------------
              Total assets                                        $ 249,372,406       $ 209,341,539
                                                                  =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                $  42,107,832       $  20,113,199
  Accrued liabilities (Note 5)                                       13,693,238          13,874,533
  Income taxes payable                                                  561,945           2,844,051
                                                                  -------------       -------------
    Total current liabilities                                        56,363,015          36,831,783
DEFERRED COMPENSATION                                                 6,225,712           4,436,776
OTHER LONG-TERM LIABILITIES                                              28,316              28,316
DEFERRED RENT                                                         6,493,012           5,831,988
DEFERRED TAXES                                                          387,012             387,012


SHAREHOLDERS' EQUITY:

  Preferred stock, par value $.01; authorized,
    5,000,000; none issued and outstanding Common
    stock, par value $.01; authorized, 75,937,500 shares;
    issued and outstanding, 31,817,059 and 31,462,751
    shares, respectively                                                318,171             314,628
  Additional paid-in capital                                         74,489,742          69,619,372
  Retained earnings                                                 105,067,426          91,891,664
                                                                  -------------       -------------
    Total shareholders' equity                                      179,875,339         161,825,664
                                                                  -------------       -------------
                  Total liabilities and shareholders' equity      $ 249,372,406       $ 209,341,539
                                                                  =============       =============

                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                   (Unaudited)

                                                   FOR THE SECOND QUARTER ENDED           FOR THE FIRST HALF ENDED
                                                 --------------------------------     -------------------------------
                                                 JULY 30, 2000     AUGUST 1, 1999     JULY 30, 2000    AUGUST 1, 1999
                                                 -------------     --------------     -------------    --------------
Net sales                                         $131,969,736      $100,454,111      $244,531,175      $181,897,021
Cost of goods sold, including buying,
  distribution and occupancy costs                  88,185,078        65,655,399       162,852,073       120,953,186
                                                  ------------      ------------      ------------      ------------
Gross margin                                        43,784,658        34,798,712        81,679,102        60,943,835
Selling, general and administrative expenses        31,901,745        23,050,993        60,647,843        42,732,285
                                                  ------------      ------------      ------------      ------------
Operating income                                    11,882,913        11,747,719        21,031,259        18,211,550
Interest income                                        168,817           126,185           506,503           238,423
                                                  ------------      ------------      ------------      ------------
Income before income tax expense                    12,051,730        11,873,904        21,537,762        18,449,973
Income tax expense (Note 4)                          4,681,000         4,574,000         8,362,000         7,107,000
                                                  ------------      ------------      ------------      ------------
Net income                                        $  7,370,730      $  7,299,904      $ 13,175,762      $ 11,342,973
                                                  ============      ============      ============      ============
Comprehensive income (Note 1)                     $  7,370,730      $  7,299,904      $ 13,175,762      $ 11,342,973
                                                  ============      ============      ============      ============

Net income per share, basic (Note 3)              $       0.23      $       0.24      $       0.42      $       0.37
                                                  ------------      ------------      ------------      ------------

Net income per share, diluted (Note 3)            $       0.23      $       0.23      $       0.41      $       0.36
                                                  ------------      ------------      ------------      ------------
Weighted average shares outstanding, basic
  (Note 3)                                          31,760,227        30,926,234        31,651,616        30,829,159
                                                  ============      ============      ============      ============
Weighted average shares outstanding,
  diluted (Note 3)                                  32,316,649        32,048,185        32,451,217        31,954,600
                                                  ============      ============      ============      ============

                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               FOR THE FIRST HALF ENDED
                                                         ----------------------------------
                                                         JULY 30, 2000       AUGUST 1, 1999
                                                         -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                               $ 13,175,762         $ 11,342,973
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           8,904,154            6,486,908
    Change in:
                                                           (3,690,118)          (3,004,392)
      Accounts receivable
      Merchandise inventories                             (36,202,242)         (22,425,483)
      Prepaid expenses                                       (679,552)          (1,299,166)
      Deferred compensation and other assets                  147,653             (884,696)
      Accounts payable                                     21,994,633           16,331,060
      Accrued liabilities                                    (181,295)           1,627,170
      Income taxes and deferred income taxes                  443,600            3,872,858
      Deferred rent                                           661,024              475,686
                                                         ------------         ------------
        Net cash provided by operating activities           4,573,619           12,522,918

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in property and equipment                   (25,644,766)         (21,243,173)
                                                         ------------         ------------
        Net cash used in investing activities             (25,644,766)         (21,243,173)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash paid in lieu of fractional shares due to
     3-for-2 stock split                                           --              (10,598)
   Proceeds from exercise of stock options                  1,858,052            1,841,188
                                                         ------------         ------------
        Net cash provided by financing activities           1,858,052            1,830,590
                                                         ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS:

  CASH AND CASH EQUIVALENTS, beginning of period          (19,213,095)          (6,889,665)

  CASH AND CASH EQUIVALENTS, end of period                 32,416,794           19,031,738
                                                         ------------         ------------
                                                         $ 13,203,699         $ 12,142,073
                                                         ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest                                             $      1,008         $         --
    Income taxes                                         $  7,918,400         $  3,234,142

--------------------------------------------------------------------------------
Supplemental disclosures of non-cash transactions: During the first half ended July 30, 2000 and August 1, 1999, the Company recorded an increase to additional paid-in capital of $2,725,706 and $2,449,424, respectively, related to tax benefits associated with the exercise of non-qualified stock options. In addition, during the first half ended July 30, 2000 and August 1, 1999, the Company recorded an increase to additional paid-in capital of $290,155 and $290,354, respectively, related to the issuance of restricted stock to satisfy certain deferred compensation liabilities.

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

         In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the second quarter and first half ended July 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 4, 2001. For further information, refer to the financial statements and notes thereto as of and for the years ended January 30, 2000, January 31, 1999 and February 1, 1998.

NOTE 2 - CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

NOTE 3 - NET INCOME PER SHARE, BASIC AND DILUTED

         The following table summarizes the computation of EPS:


SECOND QUARTER ENDED:                              JULY 30, 2000                             AUGUST 1, 1999
                                     --------------------------------------     --------------------------------------
                                                                  PER SHARE        NET                       PER SHARE
                                     NET INCOME       SHARES        AMOUNT        INCOME        SHARES         AMOUNT
                                     ----------     ----------    ---------     ----------     ----------    ---------
BASIC EPS:

                                     $7,370,730     31,760,227      $0.23       $7,299,904     30,926,234      $0.24
DILUTED EPS:

Effect of dilutive stock options                       556,422                                  1,121,951
                                     ----------     ----------      -----       ----------     ----------      -----
                                     $7,370,730     32,316,649      $0.23       $7,299,904     32,048,185      $0.23
                                     ==========     ==========      =====       ==========     ==========      =====


FIRST HALF ENDED:                                  JULY 30, 2000                             AUGUST 1, 1999
                                     --------------------------------------     --------------------------------------
                                                                  PER SHARE        NET                       PER SHARE
                                     NET INCOME       SHARES        AMOUNT        INCOME        SHARES         AMOUNT
                                     ----------     ----------      -----       ----------     ----------      -----
BASIC EPS:

                                    $13,175,762     31,651,616      $0.42      $11,342,973     30,829,159      $0.37
DILUTED EPS:

Effect of dilutive stock options                       799,601                                  1,125,441
                                     ----------     ----------      -----       ----------     ----------      -----
                                    $13,175,762     32,451,217      $0.41      $11,342,973     31,954,600      $0.36
                                     ==========     ==========      =====       ==========     ==========      =====

         Options to purchase 1,041,988 and 72,696 shares of common stock in the second quarter of fiscal 2000 and the second quarter of fiscal 1999, respectively, and 244,159 and 71,271 in the first half of fiscal 2000 and the first half of fiscal 1999, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

NOTE 4 - FEDERAL AND STATE INCOME TAX EXPENSE

         The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 5 - ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                 JULY 30,          JANUARY 30,
                                                                   2000               2000
                                                                -----------        -----------
Compensation and benefits                                       $ 5,846,756        $ 7,368,490
Sales tax payable                                                 2,530,962          1,106,142
Gift certificates and store merchandise credits                   1,122,809          1,882,692
Reserve for store expansion/relocation and closing costs          1,038,892          1,045,797
Other accrued liabilities                                         3,153,819          2,471,412
                                                                -----------        -----------
                                                                $13,693,238        $13,874,533
                                                                ===========        ===========

NOTE 6 - DEFERRED COMPENSATION AND OTHER ASSETS

         Deferred compensation and other assets consist of the following:


                                       JULY 30,         JANUARY 30,
                                         2000               2000
                                      ----------        ----------
         Deferred compensation        $6,405,806        $4,505,058
         Other assets                    331,667           325,980
                                      ----------        ----------
                                      $6,737,473        $4,831,038
                                      ==========        ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF OPERATIONS

The thirteen weeks ended July 30, 2000 (second quarter) as compared to the thirteen weeks ended August 1, 1999 (second quarter)

         Net Sales

         Net sales increased to $132.0 million for the second quarter of fiscal 2000 from $100.5 million for the second quarter of fiscal 1999, an increase of $31.5 million, or 31.3%. Of this $31.5 million increase, $16.9 million was attributable to net sales generated by 96 new stores opened in fiscal 2000 not yet included in the comparable store base, $13.7 million was attributable to net sales generated by 54 new stores opened in fiscal 1999 not yet included in the comparable store base and $2.5 million was attributable to other non-comparable store sales. Offsetting these increases was a $1.3 million decrease in net sales attributable to a 1.4% decrease in comparable store net sales in the second quarter of fiscal 2000 and a $.3 million decrease in net sales attributable to the closing of three stores during fiscal 1999 and two stores closed in fiscal 2000. The decrease in comparable store net sales was primarily attributable to a weakness in sales of summer seasonal merchandise such as shorts, board shorts, sandals and hawaiian shirts. Other non-comparable store sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening or expansion/relocation. Average retail prices of merchandise sold decreased approximately 6% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 primarily related to a higher markdown rate as a result of the sales weakness in summer seasonal merchandise.

         Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $43.8 million for the second quarter of fiscal 2000 from $34.8 million for the second quarter of fiscal 1999, an increase of $9.0 million, or 25.9%. As a percentage of net sales, gross margin was 33.2% for the second quarter of fiscal 2000 compared to 34.6% for the second quarter of fiscal 1999. Of this 1.4% decrease, occupancy costs for the second quarter of fiscal 2000 increased 1.3% as a percentage of net sales compared to the second quarter of fiscal 1999, which was primarily related to opening 96 new stores in the first half of fiscal 2000 compared to opening 63 new stores in the first half of fiscal 1999 and to a lesser extent negative occupancy leverage for stores open more than one year due to the 1.4% same store sales decrease in the second quarter of fiscal 2000. Occupancy costs as a percentage of net sales for new stores are generally higher than for mature stores. Net merchandise margins decreased .1% as a percentage of net sales for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 due to a higher markdown rate offset by a higher initial markup rate.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $31.9 million for the second quarter of fiscal 2000 from $23.1 million for the second quarter of fiscal 1999, an increase of $8.8 million, or 38.1%. As a percentage of net sales, these expenses increased to 24.2% from 23.0%. Of this 1.2% increase, store selling expenses increased 1.1% as a percentage of net sales, primarily due to opening 96 new stores in the first half of fiscal 2000 compared to opening 63 new stores in the first half of fiscal 1999 and to a lesser extent negative payroll leverage for stores open more than one year due to the 1.4% same store sales decrease in the second quarter of fiscal 2000. Store payroll and selling expenses as a percentage of net sales for new stores are generally higher than for mature stores. Advertising as a percentage of net sales increased by .7% which was related to the Company's increased marketing efforts including its first ever national television advertising campaign which commenced in February 2000. Offsetting the increase in store selling expenses was a decrease of .6% in general and administrative expenses as a percentage of net sales as a result of leveraging these expenses over higher total net sales.

         Income Tax Expense

         Income tax expense was $4.7 million for the second quarter of fiscal 2000 compared to $4.6 million for the second quarter of fiscal 1999. The effective income tax rate was 38.8% for the second quarter of fiscal 2000 as compared to 38.5% for the second quarter of fiscal 1999.

The twenty-six weeks ended July 30, 2000 (first half) as compared to the twenty-six weeks ended August 1, 1999 (first half)

         Net Sales

         Net sales increased to $244.5 million for the first half of fiscal 2000 from $181.9 million for the first half of fiscal 1999, an increase of $62.6 million, or 34.4%. Of this $62.6 million increase, $33.2 million was attributable to net sales generated by new stores opened in fiscal 1999 not yet included in the comparable store base, $21.6 million was attributable to net sales generated by 96 new stores opened in fiscal 2000 not yet included in the comparable store base, $4.5 million was attributable to other non-comparable store sales and $4.0 million was attributable to a 2.4% increase in comparable store net sales in the first half of fiscal 2000. Offsetting these increases was a $.7 million decrease in net sales attributable to the closing of three stores during fiscal 1999 and two stores during fiscal 2000. Other non-comparable store sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening or expansion/relocation. Average retail prices of merchandise sold decreased approximately 5% in the first half of fiscal 2000 compared to the first half of fiscal 1999 primarily related to a higher markdown rate as a result of the sales weakness in summer seasonal merchandise in the second quarter of fiscal 2000.

         Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $81.7 million for the first half of fiscal 2000 from $60.9 million for the first half of fiscal 1999, an increase of $20.8 million, or 34.2%. As a percentage of net sales, gross margin was 33.4% for the first half of fiscal 2000 compared to 33.5% for the first half of fiscal 1999. Of this .1% decrease, occupancy costs for the first half of fiscal 2000 increased .7% as a percentage of net sales compared to the first half of fiscal 1999, which was related to opening 96 new stores in the first half of fiscal 2000 compared to opening 63 new stores in the first half of fiscal 1999. Occupancy costs as a percentage of net sales for new stores are generally higher than for mature stores. Offsetting this decrease was an increase of .6% in net merchandise margins in the first half of fiscal 2000 compared to the first half of fiscal 1999 due to a higher initial markup rate offset by a higher markdown rate.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $60.6 million for the first half of fiscal 2000 from $42.7 million for the first half of fiscal 1999, an increase of $17.9 million, or 41.9%. As a percentage of net sales, these expenses increased to 24.8% from 23.5%. Of this 1.3% net increase, 1.0% was due to an increase in advertising as a percentage of net sales which was related to the Company's increased marketing efforts including its first ever national television advertising campaign which commenced in February 2000. In addition, store selling expenses increased .8% as a percentage of net sales, primarily related to opening 96 new stores in the first half of fiscal 2000 compared to opening 63 new stores in the first half of fiscal 1999. Store payroll and selling expenses as a percentage of net sales for new stores are generally higher than for mature stores. Offsetting these increases was a decrease of .5% in general and administrative expenses as a percentage of net sales as a result of leveraging these expenses over higher total net sales.

         Income Tax Expense

         Income tax expense was $8.4 million for the first half of fiscal 2000 compared to $7.1 million for the first half of fiscal 1999. The effective income tax rate was 38.8% for the first half of fiscal 2000 as compared to 38.5% for the first half of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories.

         Net cash provided by operating activities for the first half of fiscal 2000 was $4.6 million compared to $12.5 million for the first half of fiscal 1999. This $7.9 million decrease was attributable to an increase in inventories net of accounts payable of $8.1 million, a decrease in accrued income taxes and deferred income taxes of $3.4 million and an increase in accounts receivable of $.7 million. These were offset by an increase in depreciation and amortization of $2.4 million, an increase in net income of $1.8 million and other items netting to an increase of $.1 million. Working capital at July 30, 2000 was $69.2 million compared to $67.4 million at January 30, 2000, an increase of $1.8 million. Inventories at July 30, 2000 were $96.2 million compared to $60.0 million at January 30, 2000, an increase of $36.2 million. This increase was primarily related to opening 96 new stores and expanding/relocating 21 stores with in excess of 50% larger average square footage than their previous locations. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

         Net cash used in investing activities was $25.6 million for property and equipment for the first half of fiscal 2000 compared to $21.2 million for property and equipment for the first half of fiscal 1999. The increase in property and equipment was primarily due to opening 96 new stores in the first half of fiscal 2000 compared to opening 63 new stores in the first half of fiscal 1999.

         Net cash provided by financing activities, primarily proceeds received from the exercise of stock options, for the first half of fiscal 2000 was $1.9 million compared to $1.8 million for the first half of fiscal 1999.

         The Company has a credit facility with a bank, which expires in August 2001. The credit facility provides for a $35.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (9.5% at July 30, 2000). At July 30, 2000, the Company had $11.5 million in letters of credit outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At July 30, 2000, the Company was in compliance with all of its covenants.

         The Company plans to open approximately 44 new stores, of which 16 will be PacSun stores, 7 will be PacSun Outlet stores and 21 will be d.e.m.o. stores during the remainder of fiscal 2000. The Company also plans to expand or relocate 15 existing smaller stores during the remainder of fiscal 2000. The Company estimates that capital expenditures during the remainder of fiscal 2000 will be approximately $23.8 million.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close and records closing costs as stores are closed or identified to be closed. The Company closed two stores during the second quarter of fiscal 2000. The Company anticipates closing one or two additional stores in fiscal 2000.

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

         Revenue Recognition in Financial Statements -- In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" "SAB No.101." Management of the Company has determined that the application of SAB101 will not have any material impact on the Company's consolidated financial statements.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         This report on Form 10-Q contains "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could affect the Company's business and results of operations and/or cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as "will result," "expects to," "will continue," "anticipates," "plans," "intends," "estimated," "projects" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors:

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

         RISKS OF NEW SPECIALTY STORE CONCEPT NAMED "D.E.M.O.". The Company opened the first d.e.m.o. store in April of fiscal 1998, and as of the end of July 30, 2000 operated 59 d.e.m.o. stores. The operation of its d.e.m.o. stores is subject to numerous risks, including unanticipated operating problems, lack of experience, lack of customer acceptance, new vendor relationships and competition from existing and new retailers. There can be no assurance that the Company's d.e.m.o. stores will achieve sales and profitability levels that justify the Company's investment in this new retail format. Expansion of the d.e.m.o. format also involves other risks that could have a material adverse effect on the Company, including (i) the diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel for the d.e.m.o. stores, (iii) risks associated with new vendors and (iv) difficulties with locating and obtaining favorable store sites and negotiating acceptable lease terms.

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

         EXPANSION AND MANAGEMENT OF GROWTH. The Company's continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management's ability to manage the Company's planned expansion. During the remainder of fiscal 2000, the Company plans to open approximately 44 new stores, of which 16 will be PacSun stores, 7 will be PacSun Outlet stores and 21 will be d.e.m.o. stores. The Company also plans to expand or relocate an additional 15 existing smaller stores in the second half of fiscal 2000. The Company's planned expansion is dependant upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management level and other employees. Factors beyond the Company's control may also affect the Company's ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company's operations grow, there could be increasing strain on the Company's resources and distribution facility, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, internet sales results, d.e.m.o. sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. For example, in May 2000 the Company's stock price decreased dramatically after it was reported that the Company's comparable store net sales for the month of April 2000 increased 1.6%. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many small public companies for reason frequently unrelated to the operating performance of the specific companies.

         The Company cautions that the risk factors described above could affect the Company's business and results of operations and/or cause actual results or outcomes to differ materially from those expressed in any forward- looking statements of the Company made by or on behalf of the Company. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Item 1 - Legal Proceedings - Not Applicable

Item 2 - Changes in Securities and Use of Proceeds - Not Applicable

Item 3 - Defaults Upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The 2000 Annual Meeting of the Shareholders of the Company was held on May 24, 2000.

         (b) At the 2000 Annual Meeting, Greg H. Weaver, Julius Jensen III, Pearson C. Cummin III, Peter L. Harris and Sally Frame Kasaks were elected as Directors of the Company for a one year term ending in 2001.

Voting at the 2000 Annual Meeting for the election of directors was as set forth below. Each of the nominees identified below was elected a director.


                                     VOTES CAST                VOTES
              NAME                      FOR                   WITHHELD
              ----                   ----------               --------
         Greg H. Weaver              25,339,682                 6,540
         Julius Jensen III           25,335,752                 9,470
         Pearson C. Cummin III       25,336,978                 9,244
         Peter L. Harris             25,340,473                 5,749
         Sally Frame Kasaks          25,169,350               176,872


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


                                            Pacific Sunwear of California, Inc.
                                            (Registrant)


Date: August 28, 2000                       /s/ GREG H. WEAVER
                                            ------------------------------------
                                                Greg H. Weaver
                                                Chairman of the Board
                                                and Chief Executive Officer


Date: August 28, 2000                       /s/ CARL W. WOMACK
                                            ------------------------------------
                                                Carl W. Womack
                                                Senior Vice President, Chief
                                                Financial Officer and Secretary

                                 EXHIBIT INDEX

            EXHIBIT
            NUMBER                DESCRIPTION
            -------               -----------
              27             Financial Data Schedule