Form 10-Q
period 2000-10-29
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2000-12-13
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2000

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

        The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at November 28, 2000 was 32,150,516.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 29, 2000

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets as of October 29, 2000
             (unaudited) and January 30, 2000...............................  3

           Consolidated Statements of Income and Comprehensive Income
             (unaudited) for the third quarter and nine months ended
             October 29, 2000 and October 31, 1999..........................  4

           Consolidated Statements of Cash Flows (unaudited) for the
             nine months ended October 29, 2000 and October 31, 1999........  5

           Notes to Consolidated Financial Statements.......................6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................8-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  14

Item 2.  Changes in Securities and Use of Proceeds.........................  14

Item 3.  Defaults Upon Senior Securities...................................  14

Item 4.  Submission of Matters to a Vote of Security Holders...............  14

Item 5.  Other Information.................................................  14

Item 6.  Exhibits and Reports on Form 8-K..................................  14

         SIGNATURE PAGE....................................................  15

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          OCTOBER 29,            JANUARY 30,
                                                             2000                   2000
                                                         -------------         -------------
                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                     $  18,325,742         $  32,416,794
  Accounts receivable                                        4,506,894             2,178,105
  Merchandise inventories                                   91,654,935            60,002,230
  Prepaid expenses, includes $6,232,846 and
    $4,874,867 of prepaid rent, respectively                 7,981,699             7,043,428
  Deferred taxes                                             2,541,765             2,541,765
                                                         -------------         -------------
    Total current assets                                   125,011,035           104,182,322

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                    80,312,108            66,998,372
  Furniture, fixtures and equipment                         83,006,183            63,992,331
                                                         -------------         -------------
                                                           163,318,291           130,990,703
  Less accumulated depreciation and amortization           (47,941,340)          (37,777,329)
                                                         -------------         -------------
    Net property and equipment                             115,376,951            93,213,374

OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $1,218,484 and $984,960, respectively                 6,881,281             7,114,805
  Deferred compensation and other assets (Note 6)            7,202,407             4,831,038
                                                         -------------         -------------
    Total other assets                                      14,083,688            11,945,843
                                                         -------------         -------------
              Total assets                               $ 254,471,674         $ 209,341,539
                                                         =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $  28,695,084         $  20,113,199
  Accrued liabilities (Note 5)                              12,142,156            13,874,533
  Income taxes payable                                       4,555,676             2,844,051
                                                         -------------         -------------
    Total current liabilities                               45,392,916            36,831,783
Deferred compensation                                        6,551,502             4,436,776
Other long-term liabilities                                     28,316                28,316
Deferred rent                                                6,832,879             5,831,988
Deferred taxes                                                 387,012               387,012

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01; authorized,
    5,000,000; none issued and outstanding
  Common stock, par value $.01; authorized,
    75,937,500 shares; issued 321,381 and
    outstanding, 32,138,142 and 31,462,751
    shares, respectively                                       321,381               314,628
  Additional paid-in capital                                77,341,610            69,619,372
  Retained earnings                                        117,616,058            91,891,664
                                                         -------------         -------------
    Total shareholders' equity                             195,279,049           161,825,664
                                                         -------------         -------------
      Total liabilities and shareholders' equity         $ 254,471,674         $ 209,341,539
                                                         =============         =============

                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                      FOR THE THIRD QUARTER ENDED              FOR THE NINE MONTHS ENDED
                                                    --------------------------------        --------------------------------
                                                     OCTOBER 29,         OCTOBER 31,         OCTOBER 29,         OCTOBER 31,
                                                        2000                1999                2000                1999
                                                    ------------        ------------        ------------        ------------
Net sales                                           $163,733,234        $124,043,858        $408,264,409        $305,940,879
Cost of goods sold, including buying,
  distribution and occupancy costs                   108,745,739          78,507,789         271,597,812         199,460,975
                                                    ------------        ------------        ------------        ------------
Gross margin                                          54,987,495          45,536,069         136,666,597         106,479,904
Selling, general and administrative expenses          34,792,054          25,873,696          95,439,897          68,605,981
                                                    ------------        ------------        ------------        ------------
Operating income                                      20,195,441          19,662,373          41,226,700          37,873,923
Interest income                                          309,191             291,265             815,694             529,688
                                                    ------------        ------------        ------------        ------------
Income before income tax expense                      20,504,632          19,953,638          42,042,394          38,403,611
Income tax expense (Note 4)                            7,956,000           7,689,000          16,318,000          14,796,000
                                                    ------------        ------------        ------------        ------------
Net income                                          $ 12,548,632        $ 12,264,638        $ 25,724,394        $ 23,607,611
                                                    ============        ============        ============        ============
Comprehensive income (Note 1)                       $ 12,548,632        $ 12,264,638        $ 25,724,394        $ 23,607,611
                                                    ============        ============        ============        ============

Net income per share, basic (Note 3)                $       0.39        $       0.39        $       0.81        $       0.76
                                                    ------------        ------------        ------------        ------------

Net income per share, diluted (Note 3)              $       0.39        $       0.38        $       0.79        $       0.74
                                                    ------------        ------------        ------------        ------------
Weighted average shares outstanding, basic
  (Note 3)                                            32,005,598          31,181,415          31,763,001          30,946,578
                                                    ============        ============        ============        ============
Weighted average shares outstanding,
  diluted (Note 3)                                    32,429,520          32,303,781          32,438,384          32,069,043
                                                    ============        ============        ============        ============

                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                         ----------------------------------
                                                          OCTOBER 29,          OCTOBER 31,
                                                             2000                 1999
                                                         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                               $ 25,724,394         $ 23,607,611
Adjustments to reconcile net income to
  net cash provided by operating activities:

  Depreciation and amortization                            14,148,307           10,234,678
  Change in:
     Accounts receivable                                   (2,328,789)          (2,733,724)
     Merchandise inventories                              (31,652,705)         (24,161,065)
     Prepaid expenses                                        (938,271)          (1,488,305)
     Deferred compensation and other assets                    (3,992)            (565,019)
     Accounts payable                                       8,581,885            3,606,092
     Accrued liabilities                                   (1,732,377)           2,634,184
     Income taxes and deferred income taxes                 5,286,004            8,020,811
     Deferred rent                                          1,000,891              809,532
                                                         ------------         ------------
        Net cash provided by operating activities          18,085,347           19,964,795

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in property and equipment                   (36,040,856)         (29,668,391)
                                                         ------------         ------------
        Net cash used in investing activities             (36,040,856)         (29,668,391)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash paid in lieu of fractional shares due to
     3-for-2 stock split                                           --              (10,598)
   Proceeds from exercise of stock options                  3,864,457            2,805,233
                                                         ------------         ------------
        Net cash provided by financing activities           3,864,457            2,794,635
                                                         ------------         ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS:
                                                          (14,091,052)          (6,908,961)
CASH AND CASH EQUIVALENTS, beginning of period             32,416,794           19,031,738
                                                         ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                 $ 18,325,742         $ 12,122,777
                                                         ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                               $      1,404         $         --
  Income taxes                                           $ 11,031,996         $  6,775,189

--------------------------------------------------------------------------------
Supplemental disclosures of non-cash transactions: During the nine months ended October 29, 2000 and October 31, 1999, the Company recorded an increase to additional paid-in capital of $3,574,379 and $4,002,454, respectively, related to tax benefits associated with the exercise of non-qualified stock options. In addition, during the nine months ended October 29, 2000 and October 31, 1999, the Company recorded an increase to additional paid-in capital of $290,155 and $290,354, respectively, related to the issuance of restricted stock to satisfy certain deferred compensation liabilities.

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

         In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the third quarter and nine months ended October 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 4, 2001. For further information, refer to the financial statements and notes thereto as of and for the years ended January 30, 2000, January 31, 1999 and February 1, 1998.

NOTE 2 - CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

NOTE 3 - NET INCOME PER SHARE, BASIC AND DILUTED

         The following table summarizes the computation of EPS:


THIRD QUARTER ENDED:                             OCTOBER 29, 2000                               OCTOBER 31, 1999
                                     ----------------------------------------       ----------------------------------------
                                                                    PER SHARE                                      PER SHARE
                                      NET INCOME       SHARES        AMOUNT         NET INCOME         SHARES        AMOUNT
                                     -----------     ----------     ---------       -----------      ----------    ---------
BASIC EPS:
                                     $12,548,632     32,005,598       $0.39         $12,264,638      31,181,415       $0.39
DILUTED EPS:

Effect of dilutive stock options                        423,922                                       1,122,366
                                     -----------     ----------       -----         -----------      ----------       -----
                                     $12,548,632     32,429,520       $0.39         $12,264,638      32,303,781       $0.38
                                     ===========     ==========       =====         ===========      ==========       =====


NINE MONTHS ENDED:                               OCTOBER 29, 2000                               OCTOBER 31, 1999
                                     ----------------------------------------       ----------------------------------------
                                                                    PER SHARE                                      PER SHARE
                                      NET INCOME       SHARES        AMOUNT         NET INCOME         SHARES        AMOUNT
                                     -----------     ----------     ---------       -----------      ----------    ---------
BASIC EPS:
                                     $25,724,394     31,763,001       $0.81         $23,607,611      30,946,578       $0.76

DILUTED EPS:

Effect of dilutive stock options                        675,383                                       1,122,465
                                     -----------     ----------       -----         -----------      ----------       -----
                                     $25,724,394     32,438,384       $0.79         $23,607,611      32,069,043       $0.74
                                     ===========     ==========       =====         ===========      ==========       =====

         Options to purchase 1,066,795 and 3,253 shares of common stock in the third quarter of fiscal 2000 and the third quarter of fiscal 1999, respectively, and 856,168 and 153,097 in the first nine months of fiscal 2000 and the first nine months of fiscal 1999, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

NOTE 4 - FEDERAL AND STATE INCOME TAX EXPENSE

         The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                 OCTOBER 29,        JANUARY 30,
                                                                    2000               2000
                                                                -----------        -----------
Compensation and benefits                                       $ 3,835,107        $ 7,368,490
Sales tax payable                                                 2,226,351          1,106,142
Reserve for store expansion/relocation and closing costs          1,205,591          1,045,797
Gift certificates and store merchandise credits                   1,177,961          1,882,692
Other accrued liabilities                                         3,697,146          2,471,412
                                                                -----------        -----------
                                                                $12,142,156        $13,874,533
                                                                ===========        ===========

NOTE 6 - DEFERRED COMPENSATION AND OTHER ASSETS

         Deferred compensation and other assets consist of the following:

                                   OCTOBER 29,     JANUARY 30,
                                      2000            2000
                                   ----------      ----------
        Deferred compensation      $6,929,807      $4,505,058
        Other assets                  272,600         325,980
                                   ----------      ----------
                                   $7,202,407      $4,831,038
                                   ==========      ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF OPERATIONS

The thirteen weeks ended October 29, 2000 (third quarter) as compared to the thirteen weeks ended October 31, 1999 (third quarter)

         Net Sales

         Net sales increased to $163.7 million for the third quarter of fiscal 2000 from $124.0 million for the third quarter of fiscal 1999, an increase of $39.7 million, or 32.0%. Of this $39.7 million increase, $25.4 million was attributable to net sales generated by 120 new stores opened in fiscal 2000 and not yet included in the comparable store base, $7.7 million was attributable to net sales generated by stores opened in fiscal 1999 and not yet included in the comparable store base, $3.4 million was attributable to other non-comparable store sales and $3.7 million was attributable to a 3.3% increase in comparable store net sales in the third quarter of fiscal 2000. Offsetting these increases was a $.5 million decrease in net sales attributable to the closing of four stores during fiscal 1999 and two stores in fiscal 2000. Other non-comparable store sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening or expansion/relocation. Average retail prices of merchandise sold decreased approximately 6.3% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 primarily related to a higher markdown rate.

         Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $55.0 million for the third quarter of fiscal 2000 from $45.5 million for the third quarter of fiscal 1999, an increase of $9.5 million, or 20.9%. As a percentage of net sales, gross margin was 33.6% for the third quarter of fiscal 2000 compared to 36.7% for the third quarter of fiscal 1999. Of this 3.1% decrease, net merchandise margins decreased 2.3% as a percentage of net sales for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 primarily due to a higher markdown rate. In addition, occupancy costs for the third quarter of fiscal 2000 increased .8% as a percentage of net sales compared to the third quarter of fiscal 1999, which was primarily related to opening 120 new stores in the first nine months of fiscal 2000. Occupancy costs as a percentage of net sales for new stores are generally higher than for mature stores.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $34.8 million for the third quarter of fiscal 2000 from $25.9 million for the third quarter of fiscal 1999, an increase of $8.9 million, or 34.4%. As a percentage of net sales, these expenses increased to 21.2% from 20.9%. Of this .3% increase, advertising as a percentage of net sales increased by 1.2% which was related to the Company's increased marketing efforts, including its first national television advertising campaign which commenced in February 2000. In addition, store selling expenses increased .7% as a percentage of net sales, primarily due to opening 120 new stores in the first nine months of fiscal 2000. Store payroll and selling expenses as a percentage of net sales for new stores are generally higher than for mature stores. Offsetting these increases, was a decrease of 1.6% in general and administrative expenses as a percentage of net sales, of which 1.2% represents a decline in bonus expense and the remaining .4% was a result of leveraging other general and administrative expenses over higher total net sales.

         Income Tax Expense

         Income tax expense was $8.0 million for the third quarter of fiscal 2000 compared to $7.7 million for the third quarter of fiscal 1999. The effective income tax rate was 38.8% for the third quarter of fiscal 2000 as compared to 38.5% for the third quarter of fiscal 1999.

The thirty-nine weeks ended October 29, 2000 (nine months) as compared to the thirty-nine weeks ended October 31, 1999 (nine months)

         Net Sales

         Net sales increased to $408.3 million for the first nine months of fiscal 2000 from $306.0 million for the first nine months of fiscal 1999, an increase of $102.3 million, or 33.4%. Of this $102.3 million increase, $47.0 million was attributable to net sales generated by 120 new stores opened in fiscal 2000 and not yet included in the comparable store base, $41.0 million was attributable to net sales generated by stores opened in fiscal 1999 and not yet included in the comparable store base, $7.9 million was attributable to other non-comparable store sales and $7.6 million was attributable to a 2.7% increase in comparable store net sales in the first nine months of fiscal 2000. Offsetting these increases was a $1.2 million decrease in net sales attributable to the closing of three stores during fiscal 1999 and two stores during fiscal 2000. Other non-comparable store sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening or expansion/relocation. Average retail prices of merchandise sold decreased approximately 7.8% in the nine months of fiscal 2000 compared to the first nine months of fiscal 1999 primarily related to a higher markdown rate in the second and third quarters of fiscal 2000.

         Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $136.7 million for the first nine months of fiscal 2000 from $106.5 million for the first nine months of fiscal 1999, an increase of $30.2 million, or 28.4%. As a percentage of net sales, gross margin was 33.5% for the first nine months of fiscal 2000 compared to 34.8% for the first nine months of fiscal 1999. Of this 1.3% decrease, occupancy costs for the first nine months of fiscal 2000 increased .7% as a percentage of net sales compared to the first nine months of fiscal 1999, which was primarily related to opening 120 new stores in the first nine months of fiscal 2000. Occupancy costs as a percentage of net sales for new stores are generally higher than for mature stores. In addition, merchandise margins decreased .6% in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 due to a higher markdown rate offset by a higher initial markup rate.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $95.4 million for the first nine months of fiscal 2000 from $68.6 million for the first nine months of fiscal 1999, an increase of $26.8 million, or 39.1%. As a percentage of net sales, these expenses increased to 23.4% from 22.4%. Of this 1.0% net increase, 1.1% was due to an increase in advertising as a percentage of net sales which was related to the Company's increased marketing efforts including its first national television advertising campaign which commenced in February 2000. In addition, store selling expenses increased .9% as a percentage of net sales, primarily related to opening 120 new stores in the first nine months of fiscal 2000. Store payroll and selling expenses as a percentage of net sales for new stores are generally higher than for mature stores. Offsetting these increases was a decrease of 1.0% in general and administrative expenses, as a result of leveraging these expenses over higher total net sales which includes a decline in bonus expense.

         Income Tax Expense

         Income tax expense was $16.3 million for the first nine months of fiscal 2000 compared to $14.8 million for the first nine months of fiscal 1999. The effective income tax rate was 38.8% for the first nine months of fiscal 2000 as compared to 38.5% for the first nine months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories. In December 2000, the Company expects to close escrow on a $12.1 million purchase of an undeveloped 19 acre parcel of land in close proximity to its current corporate office and distribution center. The Company intends to build a new office and distribution center on this property to be ready for occupancy in December 2001. The Company believes the new facilities are necessary to support the Company's current growth plans.

         Net cash provided by operating activities for the first nine-months of fiscal 2000 was $18.1 million compared to $20.0 million for the first nine months of fiscal 1999. This $1.9 million decrease was attributable to a decrease in accrued liabilities of $4.4 million, a decrease in accrued income taxes and deferred income taxes of $2.7 million and an increase in inventories net of accounts payable of $2.5 million. These were offset by an increase in depreciation and amortization of $3.9 million, an increase in net income of $2.1 million and a net increase in other items of $1.7 million. Working capital at October 29, 2000 was $79.6 million compared to $67.4 million at January 30, 2000, an increase of $12.2 million. Inventories at October 29, 2000 were $91.7 million compared to $60.0 million at January 30, 2000, an increase of $31.7 million. This increase was primarily related to opening 120 new stores and expanding/relocating 32 stores which have in excess of 50% larger average square footage than their previous locations. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

         Net cash used in investing activities was $36.0 million for property and equipment for the first nine months of fiscal 2000 compared to $29.7 million for property and equipment for the first nine months of fiscal 1999. The increase in property and equipment was primarily due to opening 120 new stores in the first nine months of fiscal 2000 compared to opening 101 new stores in the first nine months of fiscal 1999.

         Net cash provided by financing activities, primarily proceeds received from the exercise of stock options, for the first nine months of fiscal 2000 was $3.9 million compared to $2.8 million for the first nine months of fiscal 1999.

         The Company has a credit facility with a bank, which expires in August 2001. The credit facility provides for a $35.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (9.5% at October 29, 2000). At October 29, 2000, the Company had $9.0 million in letters of credit outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At October 29, 2000, the Company was in compliance with all of its covenants.

         During the remainder of fiscal 2000, the Company plans to open approximately 22 new stores, of which 9 will be PacSun stores, 3 will be PacSun Outlet stores and 10 will be d.e.m.o. stores. The Company also plans to expand or relocate 6 existing smaller stores during the remainder of fiscal 2000. The Company estimates that capital expenditures during the remainder of fiscal 2000, including the $12.1 million purchase of land, will be approximately $25 million. In fiscal 2001, capital expenditures are expected to be $85-$90 million, of which $49-$54 million will be for opening approximately 125 new stores and for approximately 40 expansions/relocatons, and approximately $36 million to construct a new corporate office and distribution center and install a materials handling system.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to close and records closing costs as stores are closed or identified to be closed. The Company closed two stores during the second quarter of fiscal 2000 and expects to close one additional store in the fourth quarter of fiscal 2000.

         Management believes that the Company's working capital, bank line of credit and cash flows from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements through the end of fiscal 2001.

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

         Revenue Recognition in Financial Statements -- In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" "SAB No. 101." Management of the Company has determined that the application of SAB No. 101 will not have any material impact on the Company's consolidated financial statements.

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

         RISKS OF NEW SPECIALTY STORE CONCEPT NAMED "D.E.M.O.". The Company opened the first d.e.m.o. store in April 1998, and on October 29, 2000 operated 70 d.e.m.o. stores. The operation of its d.e.m.o. stores is subject to numerous risks, including unanticipated operating problems, lack of experience, lack of customer acceptance, new vendor relationships and competition from existing and new retailers. There can be no assurance that the Company's d.e.m.o. stores will achieve sales and profitability levels that justify the Company's investment in this new retail format. Expansion of the d.e.m.o. format also involves other risks that could have a material adverse effect on the Company, including (i) the diversion of management's attention from the Company's core business, (ii) difficulties with the hiring, retention and training of key personnel for the d.e.m.o. stores, (iii) risks associated with new vendors and (iv) difficulties with locating and obtaining favorable store sites and negotiating acceptable lease terms.

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

         EXPANSION AND MANAGEMENT OF GROWTH. The Company's continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management's ability to manage the Company's planned expansion. During the remainder of fiscal 2000, the Company plans to open approximately 22 new stores, of which 9 will be PacSun stores, 3 will be PacSun Outlet stores and 10 will be d.e.m.o. stores. The Company also plans to expand or relocate an additional 6 existing smaller stores in the remainder of fiscal 2000. The Company plans to open approximately 125 new stores in fiscal 2001 and intends to construct a new corporate office and distribution center and install a materials handling system. The Company's planned expansion is dependant upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management level and other employees. Factors beyond the Company's control may also affect the Company's ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company's operations grow, there could be increasing strain on the Company's resources and distribution facility, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         DEPENDENCE ON SINGLE DISTRIBUTION FACILITY. The Company's distribution functions for all of its stores and for internet sales are handled from a single, leased facility in Anaheim, California. The Company intends to construct a new office and distribution center in Anaheim, California to be ready for occupancy in December 2001 which will handle distribution functions for all of its stores as well as shipments related to sales of merchandise over the internet. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents or system failures, would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's new office and distribution center will be completed by December 2001, or that it will be adequate to support the Company's future growth. The Company will incur significant costs and expenditures to build its new facility, which could have an impact on the Company's financial condition and results of operations. The actual cost of completing this facility may be greater than the Company's current estimates.

         VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, internet sales results, d.e.m.o. sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. For example, in May 2000 the Company's stock price decreased dramatically after it was reported that the Company's comparable store net sales for the month of April 2000 increased only 1.6%. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many small public companies for reason frequently unrelated to the operating performance of the specific companies.

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

                                          Pacific Sunwear of California, Inc.
                                          (Registrant)


Date: December 5, 2000                    /s/ GREG H. WEAVER
                                          --------------------------------------
                                          Greg H. Weaver
                                          Chairman of the Board
                                          and Chief Executive Officer


Date: December 5, 2000                    /s/ CARL W. WOMACK
                                          --------------------------------------
                                          Carl W. Womack
                                          Senior Vice President, Chief
                                          Financial Officer and Secretary

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------

           27              Financial Data Schedule