Form 10-K405
period 2001-02-04
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2001-03-30
CIK 874841

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

                   FOR THE FISCAL YEAR ENDED: FEBRUARY 4, 2001

                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

         The aggregate market value of Common Stock held by non-affiliates of the registrant on March 19, 2001 was approximately $898 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

         On March 19, 2001 the registrant had 32,461,125 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

         Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (the "Company" or "the Registrant") is a leading specialty retailer of everyday casual apparel, accessories and footwear designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based, chains of retail stores under the names "Pacific Sunwear" (also known as "PacSun"), "Pacific Sunwear (PacSun) Outlet," and "d.e.m.o." PacSun and PacSun Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teenagers and young adults. d.e.m.o. specializes in hip-hop music inspired casual apparel and related accessories catering to teenagers and young adults. In addition, the Company operates a web site through a wholly-owned subsidiary which sells merchandise online, provides content and community for its target customers and provides information about the Company.

          As of the year ended February 4, 2001 ("fiscal 2000"), the Company operated 462 PacSun stores, 47 PacSun Outlet stores and 80 d.e.m.o. stores for a total of 589 stores in 48 states and Puerto Rico. As of March 19, 2001, the Company operated 467 PacSun stores, 51 PacSun Outlet stores and 81 d.e.m.o. stores for a total of 599 stores in 48 states and Puerto Rico.

         The Company, a California corporation, was incorporated in August 1982.

STORE FORMATS

         Pacific Sunwear ("PacSun") stores - The Company's original and primary store format, located primarily in regional malls, offers a selection of board-sport inspired casual apparel, footwear and related accessories in order to satisfy the casual wardrobe needs of its customers. PacSun targets customers between the ages of 12 and 22. Within each merchandise classification, PacSun stores offer a broad selection, with the goal of being viewed by its customers as the dominant retailer in its niche. PacSun stores average approximately 3,000 square feet in size. The Company currently seeks locations of approximately 4,000 square feet for its new PacSun stores. At the end of fiscal 2000, the Company operated 462 PacSun stores.

         Pacific Sunwear ("PacSun") Outlet - These stores average approximately 4,000 square feet and are located in value-oriented outlet malls, both open-air and enclosed. This format carries a selection similar to the PacSun mall stores, with an emphasis on value pricing. The merchandise offerings at PacSun Outlets consist primarily of off-price brand merchandise, private brand merchandise and a smaller selection of full-priced branded merchandise. At the end of fiscal 2000, the Company operated 47 PacSun Outlet stores.

         d.e.m.o. - d.e.m.o. stores, located in regional malls, average approximately 2,300 square feet and offer a broad assortment of hip-hop music inspired casual apparel and related accessories. d.e.m.o. targets customers between the ages of 16 and 24. d.e.m.o. stores have no merchandise overlap with PacSun or PacSun Outlet stores, and many d.e.m.o. stores are located in the same mall as a PacSun store. At the end of fiscal 2000, the Company operated 80 d.e.m.o. stores.

STRATEGY

         The Company's goal is to be the dominant nationwide specialty retailer of everyday casual apparel, footwear and accessories catering primarily to the teen market through multiple retail formats and channels. The Company's target customers are young men and women between the ages of 12 and 24. The Company believes its customers want to stay abreast of fashion trends and continually seek newness in their everyday wear. The Company offers a complete wardrobe selection representing fashion trends considered timely by the Company's target customers. The key elements of the Company's strategy are as follows:

         Offer Popular Name Brands Supplemented by Private Brands. In each of its store formats, the Company offers a carefully edited selection of popular name brands supplemented by private brands, with the goal of being seen by its teenage and young adult customers as the source for wardrobe choices appropriate to their lifestyle. The Company believes that its merchandising strategy differentiates its stores from its competitors who may offer 100% private labels or greater than 90% name brands or seek to serve a wider customer base and age range. See "--Merchandising."

         Promote the PacSun and d.e.m.o. Brand Images. The Company promotes the PacSun and d.e.m.o. brands through national print advertising in major magazines that target teens and young adults. The Company also sponsors lifestyle events consistent with the PacSun brand image, including the Winter and Summer X Games. In fiscal 2000 the Company initiated its first ever PacSun television advertising campaign in conjunction with its sponsorship of the 2000 Winter X Games.

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

         Provide Attentive Customer Service. The Company is committed to offering courteous, professional and nonintrusive customer service. The Company strives to give its customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Responding to the expressed preferences of its customers, the Company trains its employees to greet each customer, to give prompt and courteous assistance when asked, and to thank customers after purchases are made, but to refrain from giving extensive unsolicited advice. PacSun and PacSun Outlet stores display large assortments of name brands and private brands, merchandised by category. d.e.m.o. merchandise is displayed by brand together with vendor logo signage. Additionally, the stores provide a friendly and social atmosphere for teens with appropriate background music, while also providing a comfortable environment for parents and other adults. The Company believes the combination of its attentive customer service and its unique store environments is key to its success.

         Store Growth Strategy. The Company intends to continue its store growth through the opening of new stores under its three formats. During fiscal 2001, the Company plans to open approximately 125 new stores among its three formats. The Company also plans to expand or relocate approximately 40 existing smaller PacSun stores during fiscal 2001. See "-- Expansion."

         Internet Strategy. The Company began selling merchandise over the internet in June 1999 at www.pacsun.com. The website offers a selection of the same merchandise carried in the PacSun stores. In addition, the website offers contests and lifestyle articles in a section named "Pipeline." The Company maintains a database of e-mail names which it uses for marketing purposes. The Company also advertises its website as a shopping destination on major internet portals as well as markets its website in its PacSun stores using in-store signage, merchandise bags and receipts. The Company's internet strategy benefits from the Company's nationwide retail presence of its stores and the strong brand recognition of PacSun, the participation of PacSun's key brands and the ability to return merchandise to PacSun stores. In addition, the Company believes that its strong financials and proven merchandising track record gives it competitive advantage over start-up companies that sell merchandise solely over the internet.

MERCHANDISING

   Merchandise

         PacSun, PacSun Outlet and d.e.m.o. stores offer a broad selection of casual apparel and related accessories for young men ("guys") and young women ("girls") with the goal of being viewed by their customers as the dominant retailer in its niche.

         The following table sets forth the Company's merchandise assortment as a percentage of net sales for the periods shown:

                                     FISCAL YEAR ENDED
                              -------------------------------
                              FEB. 4,     JAN. 30,   JAN. 31,
                               2001         2000       1999
                              -------     --------   --------
       Guys apparel             50%          54%         58%
       Girls apparel            26           25          22
       Accessories              16           13          12
       Footwear                  8            8           8
                               ---          ---         ---
       Total                   100%         100%        100%
                               ===          ===         ===

         The Company offers many name brands best known by its target customers. PacSun offers a wide selection of well-known board-sport inspired name brands such as Quiksilver and Billabong. d.e.m.o. offers well-known name brands sought by its target customers, such as ECKO and Phat Farm. In addition, the Company continuously adds and supports up and coming new brands in both PacSun and d.e.m.o. No vendor accounted for more than 8% of net sales during fiscal 2000.

          The Company supplements its name brand offerings with private brands. The Company believes that offering high-quality private brands contributes to its status as a key fashion resource for the casual lifestyle and differentiates the Company from its competitors. In addition, private brands provide the Company an opportunity to broaden its customer base by providing merchandise of comparable quality to brand name merchandise at lower prices, to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of its merchandise. The Company's private brand merchandise is designed internally by a product design group in collaboration with the Company's buying staff. The sourcing group oversees the manufacture and delivery of the private brand merchandise, with manufacturing done on a contract basis domestically, in Asia and in Mexico. Private brand merchandise sales accounted for 36% of the Company's net sales in each of fiscal 2000 and fiscal 1999.

   Vendor and Contract Manufacturer Relationships

         The Company views its vendor relationships as important to its success and promotes frequent personal interaction with its vendors. The Company believes many of its vendors view PacSun stores, PacSun Outlets and d.e.m.o. stores as important distribution channels, in many cases as one of their largest customers, which enhance their own brand image in the eyes of the customer. The Company's vendor base currently includes more than 240 vendors. The Company maintains strong and interactive relationships with its vendors, many of whose philosophies of controlled distribution and merchandise development are consistent with the Company's strategy. The Company generally purchases merchandise from vendors who prefer distributing through specialty retailers, small boutiques and, in some cases, better department stores, rather than distributing their merchandise through mass market channels.

         To encourage the design and development of new merchandise, the Company frequently shares ideas regarding fashion trends and merchandise sell-through information with its vendors. The Company also suggests merchandise design and fabrication with certain vendors. The Company encourages the development of new vendor relationships by attending trade shows and through its weekly "Open-house Wednesday" program, during which new vendors are encouraged to make presentations of their merchandise to the Company's buying staff. A number of the Company's key vendors have been introduced to the Company through this program.

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

         All merchandise is delivered by the Company's vendors to the main facility, where it is inspected, received into the Company's computer system, allocated to stores, ticketed when necessary, and boxed for distribution to the Company's stores. Each store is typically shipped merchandise three to five times a week, providing it with a steady flow of new merchandise. The Company uses a national and a regional small package carrier to ship merchandise to its stores and occasionally uses air freight during peak selling periods.

         The Company's corporate offices and distribution center are located in Anaheim, California. In December 2000, the company purchased for $12.2 million an undeveloped 19 acre parcel of land in close proximity to its current corporate office and distribution center. The Company has begun construction of a new corporate office and distribution center on this property which the Company anticipates will be ready for occupancy in December 2001. The Company believes the new facilities will be capable of servicing at least 1,200 stores.

STORES

   Locations

         The Company has expanded from 11 stores in California at the end of fiscal 1986 to 589 stores in 48 states and Puerto Rico at the end of fiscal 2000. The table below sets forth the number of stores located in each state as of the end of fiscal 2000:

                               PACSUN                                                          PACSUN
STATE               PACSUN    OUTLETS   d.e.m.o.    TOTAL        STATE              PACSUN     OUTLETS   d.e.m.o.    TOTAL
-----               -------   -------   --------    -----        -----              -------    -------   --------    -----

Alabama                8         2                    10         Nebraska               3                              3
------------------------------------------------------------     ------------------------------------------------------------
Alaska                 2                               2         Nevada                 4         1                    5
------------------------------------------------------------     ------------------------------------------------------------
Arizona                9         1          2         12         New Hampshire          4         1                    5
------------------------------------------------------------     ------------------------------------------------------------
California            54         7         16         77         New Jersey            17         1         7         25
------------------------------------------------------------     ------------------------------------------------------------
Colorado               7         1          2         10         New Mexico             2                              2
------------------------------------------------------------     ------------------------------------------------------------
Connecticut            8                    1          9         New York              21         3         5         29
------------------------------------------------------------     ------------------------------------------------------------
Delaware               2         1                     3         North Carolina        10         1         2         13
------------------------------------------------------------     ------------------------------------------------------------
Florida               38         6         10         54         North Dakota           2                              2
------------------------------------------------------------     ------------------------------------------------------------
Georgia               13         1          2         16         Ohio                  23                   4         27
------------------------------------------------------------     ------------------------------------------------------------
Hawaii                 4                    2          6         Oklahoma               4                              4
------------------------------------------------------------     ------------------------------------------------------------
Idaho                  2                               2         Oregon                 4         1                    5
------------------------------------------------------------     ------------------------------------------------------------
Illinois              18         1          5         24         Pennsylvania          28         4         4         36
------------------------------------------------------------     ------------------------------------------------------------
Indiana               11                    3         14         Rhode Island           1                              1
------------------------------------------------------------     ------------------------------------------------------------
Iowa                   5                               5         South Carolina         4         2         1          7
------------------------------------------------------------     ------------------------------------------------------------
Kansas                 3                               3         South Dakota           2                              2
------------------------------------------------------------     ------------------------------------------------------------
Kentucky               3                               3         Tennessee              8         2                   10
------------------------------------------------------------     ------------------------------------------------------------
Louisiana              7                    1          8         Texas                 25         3                   28
------------------------------------------------------------     ------------------------------------------------------------
Maine                  2         1                     3         Utah                   5                              5
------------------------------------------------------------     ------------------------------------------------------------
Maryland              12         1          4         17         Vermont                1                              1
------------------------------------------------------------     ------------------------------------------------------------
Massachusetts         14         1          2         17         Virginia              12         2         1         15
------------------------------------------------------------     ------------------------------------------------------------
Michigan              18         2          4         24         Washington             8                              8
------------------------------------------------------------     ------------------------------------------------------------
Minnesota              8                    1          9         West Virginia          2                              2
------------------------------------------------------------     ------------------------------------------------------------
Mississippi            2                               2         Wisconsin              8                              8
------------------------------------------------------------     ------------------------------------------------------------
Missouri               8         1                     9         Puerto Rico            4                    1         5
------------------------------------------------------------     ------------------------------------------------------------
Montana                2                               2         Total                462        47         80       589
------------------------------------------------------------                          ===        ==         ==       ===

   Store Expansion

     During fiscal 2000, the Company opened 81 PacSun stores, 21 PacSun Outlet stores and 40 d.e.m.o. stores. In addition, the Company expanded or relocated 33 PacSun stores during fiscal 2000. During fiscal 2001, the Company plans to open approximately 125 new stores of which 85 will be PacSun stores, 20 will be PacSun Outlet stores and 20 will be d.e.m.o. stores. The Company also plans to expand or relocate approximately 40 existing smaller PacSun stores during fiscal 2001. The Company has identified regional malls in major metropolitan areas nationwide and in Puerto Rico for potential new stores subject to financial return and site selection criteria. As of the date of this filing, substantially all of the leases for the approximately 125 stores the Company expects to open in fiscal 2001 have been executed.

     The Company's site selection strategy is to locate its stores primarily in regional malls serving markets which meet its demographic criteria, including average household income and population density. The Company also considers mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. The Company currently seeks PacSun store locations of approximately 4,000 square feet and d.e.m.o. store locations of approximately 2,000-2,400 square feet primarily in high-traffic locations within regional malls. The Company currently seeks PacSun Outlet store locations of approximately 4,000 square feet primarily in high-traffic value-oriented outlet malls, both open-air and enclosed.

      The Company's average cost to build a new store, across all formats, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $236,000 in each of fiscal 2000 and fiscal 1999, respectively. The average cost of expanding or relocating a store was approximately $269,000 and $309,000 in fiscal 2000 and fiscal 1999, respectively. The average total cost to build new stores and relocate or expand stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company's average initial inventory for new stores opened in fiscal 2000 was as follows: approximately $121,000 for PacSun stores, approximately $158,000 for PacSun Outlet stores and approximately $90,000 for d.e.m.o. stores. The Company's initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

     The Company's continued growth depends on its ability to open and operate stores on a profitable basis. The Company's ability to expand successfully will be dependent upon a number of factors, including sufficient demand for the Company's merchandise in its existing and new markets, customer acceptance of its new store formats, the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management and other employees.

   Store Operations

     Each store has a manager, one or more co-managers and approximately four to ten part-time sales associates. Approximately seven to twelve stores are managed by a district manager and approximately six to nine district managers report to a regional manager. Regional, district, store managers and store co-managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. Company stores are open during mall shopping hours. The Company has well-established store operating policies and procedures and an extensive four week in-store training program for new store managers and co-managers. The Company places great emphasis on its loss prevention program in order to control inventory shrinkage. This program includes the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention, and the monitoring of returns, voids and employee sales. Since fiscal 1991, the Company has achieved an inventory shrinkage rate of 1.3% or less of net sales in each fiscal year, which the Company believes is among the lowest shrinkage rates among national specialty apparel retailers.

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

COMPETITION

     The retail apparel, footwear and accessory business is highly competitive. PacSun stores, PacSun Outlets and d.e.m.o. stores compete on a national level with certain leading department stores and national chains that offer the same or similar brands and styles of merchandise. The Company's stores also compete with a wide variety of regional and local specialty stores, such as Abercrombie and Fitch, American Eagle Outfitters, The Gap, Old Navy, Mr. Rags and Wet Seal. Many of the Company's competitors are larger and have significantly greater resources than the Company. The Company believes the principal competitive factors in its industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.

TRADEMARKS AND SERVICE MARKS

     The Company is the owner in the United States of the marks "Pacific Sunwear of California," "PacSun," "Pacific Sunwear," "d.e.m.o." and "Betty's Space." The Company also uses and has registered, or has a pending registration on a number of other marks. The Company has also registered many of its marks outside of the United States. The Company believes its rights in its marks are important to its business and the Company intends to maintain its marks and the related registrations.

EMPLOYEES

     At February 4, 2001, the Company had approximately 7,100 employees of whom approximately 4,800 were part-time. Of the total employees, approximately 300 were employed at the Company's corporate headquarters and distribution center. A significant number of seasonal employees are hired during peak selling periods. None of the Company's employees is represented by a labor union, and the Company believes that its relationships with its employees are good.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, and titles of persons serving as executive officers of the Company as of March 21, 2001.

EXECUTIVE OFFICERS:     AGE    POSITION
-------------------     ---    --------

Greg H. Weaver           47    Chairman of the Board and Chief Executive Officer
Timothy M. Harmon        49    President and Chief Merchandising Officer
Mark A. Hoffman          52    Chief Operating Officer
Michael J. Scandiffio    51    Executive Vice President of Merchandising
Carl W. Womack           49    Senior Vice President, Chief Financial Officer and
                                 Secretary

Set forth below is certain information with respect to executive officers of the Company.

         Greg H. Weaver has served as Chairman of the Board and Chief Executive Officer since November 1997. He served as President and Chief Executive Officer from October 1996 to November 1997 and as a director since February 1996. Prior to October 1996, Mr. Weaver served in various senior level executive positions since joining the Company in 1990. Prior to joining the Company, he was employed for 13 years by Jaeger Sportswear Ltd. in both operational and merchandising capacities for the U.S. and Canadian stores.

         Timothy M. Harmon, who joined the Company in September 1991, has served as President and Chief Merchandising Officer from November 1997. Prior to November 1997, he served in various senior level executive merchandising positions since joining the Company in 1991. Prior to joining the Company, Mr. Harmon served in various merchandising positions at Wideworld/MTV Sportswear, a domestic apparel manufacturer, Chauvin International, an apparel manufacturer and Millers Outpost, a young men's apparel retailer.

         Mark A. Hoffman joined the Company in June 1999 as the Company's Chief Operating Officer. Prior to joining the Company, Mr. Hoffman was the President and Chief Operating Officer of Claire's Stores, Inc., a 2000-store retail chain with U.S. and international operations, where he was employed from 1994 to 1999. Prior to that time, he served as President and CEO of Accessory Place from 1991 to 1994, and Executive Vice President and Managing Director of Country Road Australia-US from 1988 to 1990.

         Michael J. Scandiffio joined the Company in August 1999 as Executive Vice President of Merchandising. Previously, Mr. Scandiffio was President of Brooks Brothers Retail, from January 1997 to July 1999. Prior positions also include Executive Vice President of Merchandising at American Eagle Outfitters from 1994 to 1997 as well as senior executive positions at Limited Inc. and Esprit de Corp.

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

         In December 2000, the Company purchased an undeveloped 19 acre parcel of land in close proximity to its current corporate office and distribution center for $12.2 million. The Company has begun construction of a new corporate office and distribution center on this property which it anticipates will be ready for occupancy in December 2001. The Company believes the new facilities will be capable of servicing at least 1,200 stores. The Company intends to sublease its existing corporate offices and distribution center for the remainder of the lease.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the Nasdaq National Market under the symbol "PSUN". The following table sets forth for the quarterly periods indicated the high and low bid prices per share of the common stock, adjusted to give retroactive effect to the three-for-two stock split effected in June 1999, as reported by Nasdaq:

                  FISCAL 2000       HIGH          LOW              FISCAL 1999          HIGH         LOW
                  -----------       ----          ---              -----------          ----         ---

                  1st Quarter      $39.00       $17.75             1st Quarter         $26.00       $15.88
                  2nd Quarter       36.88        11.63             2nd Quarter          26.42        19.08
                  3rd Quarter       22.75        12.56             3rd Quarter          33.13        18.69
                  4th Quarter       35.25        17.56             4th Quarter          36.75        23.88

         As of March 22, 2001, the number of holders of record of common stock of the Company was approximately 280 and the number of beneficial holders of the common stock was in excess of 7,000.

         The Company has never declared or paid any dividends on its common stock and does not intend to pay any dividends on its common stock in the foreseeable future. In addition, the Company's current line of credit arrangements prohibit the payment of cash dividends on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA

         The balance sheet and income statement data as of February 4, 2001 and January 30, 2000 and for each of the three fiscal years in the period ended February 4, 2001 are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected operating data below also should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. The balance sheet and income statement data as of January 31, 1999, February 1, 1998 and February 2, 1997 and for each of the two fiscal years in the period ended February 1, 1998 are derived from audited consolidated financial statements of the Company, which are not included herein.

                                                                              FISCAL YEAR ENDED(1)
                                                       --------------------------------------------------------------
                                                         FEB. 4,      JAN. 30,      JAN. 31,      FEB. 1,     FEB. 2,
                                                          2001          2000          1999         1998        1997
                                                       ----------    ----------    ----------    --------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
CONSOLIDATED INCOME STATEMENT DATA:
Net sales ..........................................   $  589,438    $  436,808    $  321,125    $227,130    $155,261
Cost of goods sold including buying,
  distribution and occupancy costs .................      391,816       284,187       212,859     150,219     106,126
                                                       ----------    ----------    ----------    --------    --------
Gross margin .......................................      197,622       152,621       108,266      76,911      49,135
Selling, general and administrative expenses .......      133,999        96,117        70,369      51,093      37,126
                                                       ----------    ----------    ----------    --------    --------
Operating income ...................................       63,623        56,504        37,897      25,818      12,009
Net interest income ................................        1,344           916           977       1,248         237
                                                       ----------    ----------    ----------    --------    --------
Income before income tax expense ...................       64,967        57,420        38,874      27,066      12,246
Income tax expense .................................       25,213        22,119        15,369      10,707       4,834
                                                       ----------    ----------    ----------    --------    --------
Net income .........................................   $   39,754    $   35,301    $   23,505    $ 16,359    $  7,412
                                                       ==========    ==========    ==========    ========    ========
Net income per share, diluted(2) ...................   $     1.22    $     1.10    $     0.73    $   0.53    $   0.26
                                                       ==========    ==========    ==========    ========    ========
Weighted average shares outstanding, diluted(2) ....       32,548        32,190        32,233      30,644      28,023
                                                       ==========    ==========    ==========    ========    ========
SELECTED CONSOLIDATED OPERATING DATA:
Stores open at end of period .......................          589           450           342         272         209
Stores opened during period ........................          142           111            74          52          30
Stores acquired during period ......................           --            --            --          15          --
Stores closed during period ........................            3             3             4           4           3
Capital expenditures (000's) .......................   $   60,429    $   40,219    $   31,603    $ 21,020    $  8,126
Average net sales per gross square foot(3)(4) ......   $      368    $      398    $      403    $    408    $    377
Average net sales per store(3)(4) ..................   $1,082,000    $1,084,000    $1,034,000    $959,000    $792,000
Square footage of gross store space at end of period    1,764,123     1,254,373       888,507     679,357     455,607
Comparable store net sales increase(4)(5) ..........          3.5%          7.8%          8.6%       15.1%       15.7%

CONSOLIDATED BALANCE SHEET DATA:
Working capital ....................................   $   79,799    $   67,351    $   47,545    $ 48,119    $ 21,690
Total assets .......................................      277,453       209,342       147,775     121,666      65,705
Long-term debt .....................................           --            --            --          --          --
Shareholders' equity ...............................   $  213,131    $  161,826    $  116,697    $ 96,563    $ 47,546

--------

(1) Except for the fiscal year ended February 4, 2001, which included 53 weeks, all fiscal years presented included 52 weeks.

(2) Adjusted to give effect to the three-for-two stock splits effected as of June 8, 1999, June 8, 1998 and October 9, 1997.

(3) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.

(4) These amounts have been adjusted to exclude the fifty-third week in the fiscal year ended February 4, 2001.

(5) Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening. In conjunction with the expansion or relocation of certain stores to a larger format with a square footage increase of 15% or more, the Company excludes each such store's net sales results from the first day of the month of its expansion or relocation. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its expansion or relocation. In conjunction with the conversion of certain PacSun stores to the d.e.m.o. format, the Company excludes each such store's net sales results from the first day of the month of its conversion. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its conversion to the d.e.m.o. format.

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

RESULTS OF OPERATIONS

         The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the fiscal years indicated:

                                                  AS A PERCENTAGE OF NET SALES,
                                                        FISCAL YEAR ENDED
                                                           YEAR ENDED
                                                 -------------------------------
                                                 FEB. 4,    JAN. 30,    JAN. 31,
                                                  2001        2000        1999
                                                 -------    --------    --------

Net sales                                         100.0%      100.0%      100.0%
Cost of goods sold including buying,
  distribution and occupancy costs                 66.5        65.1        66.3
                                                 ------      ------      ------
Gross margin                                       33.5        34.9        33.7
Selling, general and administrative expenses       22.7        22.0        21.9
                                                 ------      ------      ------
Operating income                                   10.8        12.9        11.8
Interest income, net                                0.2         0.2         0.3
                                                 ------      ------      ------
Income before income tax expense                   11.0        13.1        12.1
Income tax expense                                  4.3         5.0         4.8
                                                 ------      ------      ------
Net income                                          6.7%        8.1%        7.3%
                                                 ======      ======      ======

Number of stores open at end of period              589         450         342


FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales

         Net sales increased to $589.4 million in fiscal 2000 from $436.8 million in fiscal 1999, an increase of $152.6 million, or 34.9%. Of this $152.6 million increase, $79.4 million was attributable to net sales generated by 142 new stores opened in fiscal 2000 not yet included in the comparable store base, $40.9 million was attributable to net sales generated by new stores opened in fiscal 1999 not yet included in the comparable store base, $14.0 million was attributable to a 3.5% increase in comparable store net sales in fiscal 2000 compared to the comparable fifty-three week period ended February 6, 2000, $12.2 million was attributable to other non-comparable store sales and $7.8 million was attributable to the fifty-third week in fiscal 2000 (fiscal 1999 had fifty-two weeks). Offsetting these increases was a $1.7 million decrease in net sales attributable to the closing of three stores during fiscal 1999 and three stores during fiscal 2000. Other non-comparable sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Average retail prices of merchandise sold decreased approximately 5.4% in fiscal 2000 compared to fiscal 1999, primarily related to a higher markdown rate.

Gross Margin

         Gross margin, after buying, distribution and occupancy costs, increased to $197.6 million in fiscal 2000 from $152.6 million in fiscal 1999, an increase of $45.0 million, or 29.5%. As a percentage of net sales, gross margin was 33.5% for fiscal 2000 compared to 34.9% for fiscal 1999. Of this 1.4% decrease, net merchandise margins decreased .9% in fiscal 2000 compared to fiscal 1999 due to a higher markdown rate offset by a higher initial markup rate. In addition, occupancy costs for fiscal 2000 increased .4% as a percentage of net sales compared to fiscal 1999, which was primarily related to opening 142 new stores in fiscal 2000. Occupancy costs as a percentage of net sales for new stores are generally higher than for mature stores. In addition, distribution costs increased .1% as a percentage of net sales in fiscal 2000 compared to fiscal 1999.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $134.0 million in fiscal 2000 from $96.1 million in fiscal 1999, an increase of $37.9 million, or 39.4%. As a percentage of net sales, these expenses increased to 22.7% from 22.0%. Of this .7% net increase, .7% was due to an increase in advertising as a percentage of net sales which was related to the Company's increased marketing efforts including its first ever national television advertising campaign which commenced in February 2000 and store selling expenses increased .9% as a percentage of net sales, primarily related to opening 142 new stores in fiscal 2000. Store payroll and selling expenses as a percentage of net sales for new stores are generally higher than for mature stores. Offsetting these increases was a decrease of .9% in general and administrative expenses, as a result of leveraging these expenses over higher total net sales as well as lower bonus expense.

Net Interest Income

         Net interest income was $1.3 million in fiscal 2000 compared to $.9 million in fiscal 1999, an increase of $.4 million. This increase was primarily the result of higher average cash balances during fiscal 2000 as compared to fiscal 1999.

Income Tax Expense

         Income tax expense was $25.2 million in fiscal 2000 compared to $22.1 million in fiscal 1999. The effective income tax rate in fiscal 2000 was 38.8% compared to 38.5% in fiscal 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales

         Net sales increased to $436.8 million in fiscal 1999 from $321.1 million in fiscal 1998, an increase of $115.7 million, or 36.0%. Of this $115.7 million increase, $56.2 million was attributable to net sales generated by 111 new stores opened in fiscal 1999 not yet included in the comparable store base, $33.5 million was attributable to net sales generated by new stores opened in fiscal 1998 not yet included in the comparable store base, $23.1 million was attributable to a 7.8% increase in comparable store net sales in fiscal 1999 and $6.7 million was attributable to other non-comparable store sales. Offsetting these increases was a $3.8 million decrease in net sales attributable to the closing of four stores during fiscal 1998 and three stores during fiscal 1999. Other non-comparable sales consist of sales from Pacific Sunwear stores that have been expanded or relocated and not yet included in the comparable store base, Pacific Sunwear stores converted to "d.e.m.o." stores and not yet included in the comparable store base, as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one year anniversary of their opening or expansion/relocation or conversion from Pacific Sunwear to the d.e.m.o. format. The increase in comparable store net sales was primarily attributable to increases in comparable store net sales of juniors, shoes, accessory merchandise and, to a lesser extent, increases in comparable store net sales of young men's merchandise. Average retail prices of merchandise sold remained relatively unchanged in fiscal 1999 compared to fiscal 1998 and had no significant impact on the net sales increase for fiscal 1999.

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

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $96.1 million in fiscal 1999 from $70.4 million in fiscal 1998, an increase of $25.7 million, or 36.5%. As a percentage of net sales, these expenses increased to 22.0% from 21.9%. Of this .1% net increase as a percentage of net sales, .3% was due to an increase in advertising as a percentage of net sales, which was related to the Company's first ever national print advertising campaign which commenced in February 1999 and .2% was due to an increase in store payroll as a percentage of total net sales. These increases were offset by a decrease of .3% in store expansion/relocation and closing expenses as a percentage of net sales and a decrease of .1% in general and administrative expenses as a percentage of net sales. These decreases as a percentage of net sales were primarily a result of leveraging these expenses over higher total net sales.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories. In December 2000, the company purchased an undeveloped 19 acre parcel of land in close proximity to its current corporate office and distribution center for $12.2 million. The Company intends to build a new corporate office and distribution center on this property which it anticipates will be ready for occupancy in December 2001. The Company believes the new facilities will be capable of servicing at least 1,200 stores. The Company intends to sublease its existing corporate offices and distribution center for the remainder of the lease.

         Net cash provided by operating activities for fiscal 2000, fiscal 1999 and fiscal 1998 was $50.6 million, $49.6 million and $30.3 million, respectively. Working capital at the end of fiscal 2000, fiscal 1999 and fiscal 1998 was $79.8 million, $67.4 million and $47.5 million, respectively. Inventories at February 4, 2001 were $82.7 million compared to $60.0 million at January 30, 2000, an increase of $22.7 million or 37.8%. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas. The increase in inventories at February 4, 2001 was primarily related to opening 142 new stores and expanding/relocating 35 stores which have in excess of 50% larger average square footage than their previous locations. The increase in accounts payable of $11.5 million at February 4, 2001 compared to January 30, 2000 was primarily attributable to the increase in inventories at February 4, 2001.

         Net cash used in investing activities in fiscal 2000, fiscal 1999 and fiscal 1998 was $60.4 million, $40.2 million and $27.7 million, respectively. Net cash used for investment in property and equipment in fiscal 2000, fiscal 1999 and fiscal 1998 was $60.4 million, $40.2 million and $31.6 million, respectively. Of the $60.4 million of net cash used for investment in property and equipment in fiscal 2000, $29.7 million was used for 142 new stores and 35 expansions/relocations opened in fiscal 2000, $12.2 million was used for the purchase of land for the Company's new corporate offices and distribution center, $8.4 million was used for capital expenditures on existing stores in fiscal 2000, $6.9 million was used for the initial construction costs of new stores and expansions/relocations to be opened in fiscal 2001 and $3.2 million was used for other capital expenditures including computer hardware and software and costs related to the construction of the new corporate offices and distribution center. In fiscal 2000 and fiscal 1999 there were no short-term investment maturities compared to $12.7 million of net cash provided by short-term investment maturities in fiscal 1998.

         Net cash provided by financing activities in fiscal 2000, fiscal 1999 and fiscal 1998 was $6.4 million, $4.0 million and $1.7 million, respectively, which was primarily related to the exercise of stock options.

         The Company has a credit facility with a bank, which expires in August 2001. The credit facility provides for a $35.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (8.50% at February 4, 2001). At February 4, 2001, the Company had $6.5 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At February 4, 2001, the Company was in compliance with all of its covenants.

         The Company has minimum annual rental commitments under existing store leases, the lease for its corporate offices and distribution center and capital leases of approximately $55.5 million in fiscal 2001 and similar amounts thereafter.

          The Company's average cost to build a new store, across all formats, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $236,000 in each of fiscal 2000 and fiscal 1999. The average cost of expanding or relocating a store was approximately $269,000 and $309,000 in fiscal 2000 and fiscal 1999, respectively. The average total cost to build new stores and relocate or expand stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company's average initial inventory for new stores opened in fiscal 2000 was approximately $121,000 for PacSun stores, approximately $158,000 for PacSun Outlet stores and approximately $90,000 for d.e.m.o. stores. The Company's initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

         During fiscal 2001, the Company plans to open approximately 125 new stores, of which 85 will be PacSun stores, 20 will be PacSun Outlet stores and 20 will be d.e.m.o. stores. The Company also plans to expand or relocate 40 existing smaller PacSun stores. In fiscal 2001, capital expenditures are expected to be approximately $90 million, of which approximately $50 million will be for opening approximately 125 new stores and for approximately 40 expansions/relocations, approximately $36 million will be to construct a new corporate office and distribution center and install a materials handling system and approximately $4 million will be used for other capital expenditures including computer hardware and software.

         The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. The Company closed three stores in fiscal 2000 and anticipates closing three to five stores in fiscal 2001.

         Management believes that the Company's working capital, bank loan agreement, including anticipated increases in the borrowing limits under such agreements and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements through the end of fiscal 2001.

NEW ACCOUNTING PRONOUNCEMENTS

         Revenue Recognition in Financial Statements -- In December 1999, the Securities and Exchange Commission released the Staff Accounting Bulletin No. 101 (SAB No. 101) "Revenue Recognition in Financial Statements". Management of the Company has determined that the application of SAB No. 101 did not have any material impact on the Company's consolidated financial statements.

         Accounting for Certain Transactions Involving Stock Compensation -- In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25, "Accounting for Certain Transactions Involving Stock Compensation", which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). The adoption of this interpretation did not impact the Company's consolidated financial statements.

         Accounting for Derivative Instruments and Hedging Activities-- Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective February 5, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

INFLATION

         The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company's business will not be affected by inflation in the future.

SEASONALITY AND QUARTERLY RESULTS

         The Company's business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company's first quarter historically accounts for the smallest percentage of annual net sales. In each of fiscal 2000 and fiscal 1999, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 33% of the Company's annual net sales and a higher percentage of the Company's operating income. In fiscal 2000, excluding net sales generated by new and relocated/expanded stores, approximately 46% of the Company's annual net sales occurred in the first half of the fiscal year and 54% in the second half. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

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

         PRIVATE LABEL MERCHANDISE. Sales from private label merchandise accounted for approximately 36% of net sales in each of fiscal 2000 and fiscal 1999. The Company may increase the percentage of net sales in private label merchandise in the future, although there can be no assurance that the Company will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because the Company's private label merchandise generally carries higher merchandise margins than its other merchandise, the Company's failure to anticipate, identify and react in a timely manner to fashion trends with its private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse affect on the Company's business, financial condition and results of operations. See Item 1. "Business - Merchandising."

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

         EXPANSION AND MANAGEMENT OF GROWTH. PacSun's continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management's ability to manage the Company's planned expansion. During fiscal 2001, the Company plans to open approximately 125 new stores, of which 85 will be PacSun stores, 20 will be PacSun Outlet stores and 20 will be d.e.m.o. stores. The Company's planned expansion is dependant upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company's control may also affect the Company's ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company's operations grow, there could be increasing strain on the Company's resources, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         DEPENDANCE ON SINGLE DISTRIBUTION FACILITY AND PLANNED RELOCATION. The Company's distribution functions for all of its stores and for Internet sales are handled from a single, leased facility in Anaheim, California. The Company intends to construct a new corporate office and distribution center in Anaheim, California which it anticipates will be ready for occupancy in December 2001 to handle distribution functions for all of its stores as well as shipments of merchandise sold over the Internet. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's new corporate office and distribution center will be completed by December 2001, or that it will be adequate to support the Company's future growth. The Company will incur significant costs and expenditures to build its new facility, which could have an impact on the Company's financial condition and results of operations. The actual cost of completing this facility may be greater than the Company's current estimates.

         STORES IN THE D.E.M.O. FORMAT. The Company opened its first d.e.m.o. store in April of fiscal 1998 and at the end of fiscal 2000 operated 80 d.e.m.o. stores. There can be no assurance that the Company's d.e.m.o. stores will achieve sales and profitability levels that justify the Company's investment in this new retail format. Expansion of the d.e.m.o. format involves risks that could have a material adverse effect on the Company, including (i) diversion of management's attention from the Company's core business, (ii) difficulties with hiring, retention and training of key personnel for the d.e.m.o. stores, (iii) risks associated with new vendors and (iv) difficulties with locating and obtaining favorable store sites and negotiating acceptable lease terms.

         INTERNET SALES. The Company began selling merchandise over the internet in June 1999. The Company's internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. There can be no assurance that the internet operations will achieve sales and profitability levels that justify the Company's investment therein. The internet operations also involve other risks that could have a material adverse effect on the Company, including (i) the failure to reach profitability within the foreseeable future, (ii) difficulties with hiring, retention and training of key personnel to conduct the Company's internet operations, (iii) diversion of sales from PacSun stores, (iv) rapid technological change, (v) liability for online content and (vi) risks related to the failure of the computer systems that operate the web site and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, the internet operations involve risks which are beyond the Company's control that could have a material adverse effect on the Company, including (i) price competition involving the items the Company intends to sell, (ii) the entry of the Company's vendors into the internet business, in direct competition with the Company,
(iii) the level of merchandise returns experienced by the Company, (iv) governmental regulation, (v) online security breaches, (vi) credit card fraud and (vii) competition and general economic conditions and economic conditions specific to the internet, online commerce and the apparel industry.

         VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, internet sales results, d.e.m.o. sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reason frequently unrelated to the operating performance of the specific companies. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters."

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

         ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To the extent the company borrowed under it's credit facility, the Company would be exposed to market risk related to changes in interest rates. At February 4, 2001, no borrowings were outstanding under the Company's credit facility. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies and Nature of Business in the Notes to Consolidated Financial Statements. The Company is not a party with respect to derivative financial instruments.

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

         (b)               Reports on Form 8-K.
                           None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 23, 2001 on its behalf by the undersigned, thereunto duly authorized.

                                           PACIFIC SUNWEAR OF CALIFORNIA, INC.


                                           By: /s/ GREG H. WEAVER
                                               ---------------------------------
                                               Greg H. Weaver
                                               Chairman of the Board and
                                               Chief Executive Officer

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

                    SIGNATURE                                TITLE                                    DATE
                    ---------                                -----                                    ----

          /s/ GREG H. WEAVER                Chairman of the Board                                March 23, 2001
----------------------------------------    and Chief Executive Officer (Principal
                                            Executive Officer)

         /s/ CARL W. WOMACK                 Sr. Vice President and Chief Financial               March 23, 2001
----------------------------------------    Officer (Principal Financial and
                                            Accounting Officer)

         /s/ JULIUS JENSEN III              Director                                             March 23, 2001
----------------------------------------


        /s/ PEARSON C. CUMMIN III           Director                                             March 23, 2001
----------------------------------------


        /s/ PETER L. HARRIS                 Director                                             March 23, 2001
----------------------------------------


        /s/ SALLY FRAME KASAKS              Director                                             March 23, 2001
----------------------------------------

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



YEARS ENDED FEBRUARY 4, 2001, JANUARY 30, 2000, AND JANUARY 31, 1999:

CONSOLIDATED FINANCIAL STATEMENTS:


Independent Auditors' Report                                      F-2

Consolidated Balance Sheets as of February 4, 2001,
   and January 30, 2000                                           F-3

Consolidated Statements of Income and Comprehensive
   Income for each of the three fiscal years in the
   period ended February 4, 2001                                  F-4

Consolidated Statements of Shareholders' Equity for each
   of three fiscal years in the period ended February 4, 2001     F-5

Consolidated Statements of Cash Flows for each of the
   three fiscal years in the period ended February 4, 2001        F-6

Notes to Consolidated Financial Statements                        F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries as of February 4, 2001, and January 30, 2000, and the related statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 4, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries as of February 4, 2001, and January 30, 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 4, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
-------------------------
    DELOITTE & TOUCHE LLP

Costa Mesa, California
March 9, 2001

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          FEBRUARY 4,        JANUARY 30,
                                                                              2001               2000
                                                                         -------------      -------------

CURRENT ASSETS:

  Cash and cash equivalents (Note 1)                                     $  28,971,240      $  32,416,794
  Accounts receivable                                                        2,754,119          2,178,105
  Merchandise inventories                                                   82,692,992         60,002,230
  Prepaid expenses, includes $6,663,284 and $4,874,867 of prepaid
    rent, respectively                                                      10,187,317          7,043,428
  Deferred taxes (Note 4)                                                    2,991,765          2,541,765
                                                                         -------------      -------------
     Total current assets                                                  127,597,433        104,182,322

PROPERTY AND EQUIPMENT (Note 1):
  Land                                                                      12,156,221                 --
  Leasehold improvements                                                    83,770,420         66,998,372
  Furniture, fixtures and equipment                                         92,409,132         63,992,331
                                                                         -------------      -------------
                                                                           188,335,773        130,990,703
  Less accumulated depreciation and amortization                           (52,553,794)       (37,777,329)
                                                                         -------------      -------------
     Net property and equipment                                            135,781,979         93,213,374

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $1,296,325 and
    $984,960, respectively (Note 1)                                          6,803,440          7,114,805
  Deferred compensation and other assets (Notes 6 and 8)                     7,269,727          4,831,038
                                                                         -------------      -------------
     Total other assets                                                     14,073,167         11,945,843
                                                                         -------------      -------------
              Total assets                                               $ 277,452,579      $ 209,341,539
                                                                         =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                       $  31,631,805      $  20,113,199
  Accrued liabilities (Note 7)                                              13,251,419         13,874,533
  Current portion of capital lease obligations (Note 5)                        488,472                 --
  Income taxes payable (Note 4)                                              2,427,165          2,844,051
                                                                         -------------      -------------
     Total current liabilities                                              47,798,861         36,831,783
Long-term capital lease obligations (Note 5)                                 1,102,857                 --

Deferred compensation (Note 6)                                               7,268,377          4,436,776
Other long-term liabilities                                                     28,316             28,316
Deferred rent                                                                7,210,923          5,831,988
Deferred taxes (Note 4)                                                        912,012            387,012
Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY (Notes 3 and 6):
  Preferred stock, par value $.01; authorized, 5,000,000;
    none issued and outstanding

 Common stock, par value $.01; authorized 75,937,500 shares;
   issued and outstanding, 32,441,435 and 31,462,751 shares,
   respectively (Note 1)                                                       324,414            314,628

 Additional paid-in capital                                                 81,161,034         69,619,372
 Retained earnings                                                         131,645,785         91,891,664
                                                                         -------------      -------------
     Total shareholders' equity                                            213,131,233        161,825,664
                                                                         -------------      -------------
                   Total liabilities and shareholders' equity            $ 277,452,579      $ 209,341,539
                                                                         =============      =============


                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                       FISCAL YEAR ENDED
                                                         ----------------------------------------------
                                                         FEBRUARY 4,      JANUARY 30,      JANUARY 31,
                                                             2001             2000             1999
                                                         ------------     ------------     ------------

Net sales                                                $589,438,059     $436,807,841     $321,125,009

Cost of goods sold, including buying,
  distribution and occupancy costs                        391,815,575      284,186,631      212,859,474
                                                         ------------     ------------     ------------
Gross margin                                              197,622,484      152,621,210      108,265,535

Selling, general and administrative expenses              133,999,288       96,116,747       70,369,424
                                                         ------------     ------------     ------------
Operating income                                           63,623,196       56,504,463       37,896,111

Interest income, net                                        1,343,925          915,894          977,398
                                                         ------------     ------------     ------------
Income before income tax expense                           64,967,121       57,420,357       38,873,509

Income tax expense (Note 4)                                25,213,000       22,119,000       15,369,000
                                                         ------------     ------------     ------------
Net income                                               $ 39,754,121     $ 35,301,357     $ 23,504,509
                                                         ============     ============     ============
Comprehensive income (Note 1)                            $ 39,754,121     $ 35,301,357     $ 23,504,509
                                                         ============     ============     ============
Net income per share, basic (Note 1)                     $       1.25     $       1.14     $       0.75
                                                         ============     ============     ============
Net income per share, diluted (Note 1)                   $       1.22     $       1.10     $       0.73
                                                         ============     ============     ============
Weighted average shares outstanding, basic (Note 1)        31,895,074       31,052,399       31,163,415
                                                         ============     ============     ============
Weighted average shares outstanding, diluted (Note 1)      32,548,286       32,189,616       32,232,989
                                                         ============     ============     ============


                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   COMMON          COMMON         ADDITIONAL
                                                    STOCK           STOCK          PAID-IN           RETAINED
                                                   SHARES          AMOUNT          CAPITAL           EARNINGS           TOTAL
                                                 -----------      ---------      ------------      ------------     -------------
BALANCE, FEBRUARY 2, 1998                         30,926,006      $ 309,260      $ 63,167,999      $ 33,085,798     $  96,563,057
  Exercise of stock options and shares sold
    under employee stock purchase plan (Note 6)      727,452          7,275         1,726,929                --         1,734,204
  Cancellation of fractional shares due to
    3-for-2 stock split (Note 3)                      (1,430)           (14)          (28,914)               --           (28,928)
  Repurchase and retirement of common stock
    (Note 3)                                      (1,001,250)       (10,013)       (8,874,405)               --        (8,884,418)
  Tax benefits related to exercise of stock
    options (Note 6)                                      --             --         3,808,597                --         3,808,597
  Net income                                              --             --                --        23,504,509        23,504,509
                                                 -----------      ---------      ------------      ------------     -------------
BALANCE, JANUARY 31, 1999                         30,650,778        306,508        59,800,206        56,590,307       116,697,021
  Exercise of stock options and shares sold
    under employee stock purchase plan and
    restricted stock grant  (Note 6)                 812,467          8,125         3,969,466                --         3,977,591
  Cancellation of fractional shares due to
    3-for-2 stock split (Note 3)                        (494)            (5)          (10,673)               --           (10,678)
  Restricted stock award, vesting of shares
    (Note 6)                                              --             --           290,355                --           290,355
  Tax benefits related to exercise of stock
    options (Note 6)                                      --             --         5,570,018                --         5,570,018
  Net income                                              --             --                --        35,301,357        35,301,357
                                                 -----------      ---------      ------------      ------------     -------------
BALANCE, JANUARY 30, 2000                         31,462,751        314,628        69,619,372        91,891,664       161,825,664
  Exercise of stock options and shares sold
    under employee stock purchase plan and
    restricted stock grant (Note 6)                  978,684          9,786         6,435,679                --         6,445,465
  Restricted stock award, vesting of shares
    (Note 6)                                              --             --           290,155                --           290,155
  Tax benefits related to exercise of stock
    options (Note 6)                                      --             --         4,815,828                --         4,815,828
  Net income                                              --             --                --        39,754,121        39,754,121
                                                 -----------      ---------      ------------      ------------     -------------
BALANCE, FEBRUARY 4, 2001                         32,441,435      $ 324,414      $ 81,161,034      $131,645,785     $ 213,131,233
                                                 ===========      =========      ============      ============     =============

                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FISCAL YEAR ENDED
                                                                        ------------------------------------------------
                                                                         FEBRUARY 4,       JANUARY 30,       JANUARY 31,
                                                                            2001              2000              1999
                                                                        ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                            $ 39,754,121      $ 35,301,357      $ 23,504,509
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                         19,871,567        14,293,950        10,448,317
    Change in operating assets and liabilities:
     Accounts receivable                                                    (576,014)       (1,278,926)          110,660
     Merchandise inventories                                             (22,690,762)      (17,532,401)      (10,347,488)
     Prepaid expenses                                                     (3,143,889)       (1,998,487)         (680,404)
     Deferred compensation and other assets                                  633,067          (128,291)          (76,116)
     Accounts payable                                                     11,518,606         6,245,293         4,950,991
     Accrued liabilities                                                    (623,114)        5,650,090          (143,378)
     Income taxes and deferred taxes                                       4,473,942         7,942,471         1,551,072
     Other liabilities                                                            --                --            28,316
     Deferred rent                                                         1,378,935         1,142,216           943,526
                                                                        ------------      ------------      ------------
       Net cash provided by operating activities                          50,596,459        49,637,272        30,290,005

CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investment maturities                                                --                --        12,742,666
  Repurchase and retirement of common stock                                       --                --        (8,884,418)
  Investment in property and equipment                                   (60,429,107)      (40,219,129)      (31,603,357)
                                                                        ------------      ------------      ------------
       Net cash used in investing activities                             (60,429,107)      (40,219,129)      (27,745,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash paid in lieu of fractional shares due to 3-for-2 stock split               --           (10,678)          (28,928)
  Proceeds from exercise of stock options                                  6,445,465         3,977,591         1,734,204
  Principal payments under capital lease obligations                         (58,371)               --                --
                                                                        ------------      ------------      ------------
        Net cash provided by financing activities                          6,387,094         3,966,913         1,705,276
                                                                        ------------      ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:                     (3,445,554)       13,385,056         4,250,172
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR                       32,416,794        19,031,738        14,781,566
                                                                        ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR                           $ 28,971,240      $ 32,416,794      $ 19,031,738
                                                                        ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                             $     12,330      $         --      $         --
   Income taxes                                                         $ 20,739,058      $ 14,176,529      $ 13,817,928

Supplemental disclosures of non-cash transactions: During the fiscal years ended February 4, 2001, January 30, 2000, and January 31, 1999, the Company recorded an increase to additional paid-in capital of $4,815,828, $5,570,018, and $3,808,597, respectively, related to tax benefits associated with the exercise of nonqualified stock options. During the fiscal years ended February 4, 2001, and January 30, 2000, the Company recorded an increase to additional paid-in capital of $290,155 and $290,355, respectively, related to the issuance of stock to satisfy certain deferred compensation liabilities. Additionally, during the year ended February 4, 2001, the Company acquired property pursuant to a capital lease obligation in the amount of $1,649,700.


                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE FISCAL YEARS ENDED FEBRUARY 4, 2001, JANUARY 30, 2000,
                              AND JANUARY 31, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

     Nature of Business -- Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (the "Company") is a leading specialty retailer of everyday casual apparel, footwear, and accessories designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores, under the names "Pacific Sunwear" (as well as "PacSun"), "Pacific Sunwear Outlet", and "d.e.m.o." Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear, and related accessories catering to teenagers and young adults. d.e.m.o. specializes in hip-hop music inspired casual apparel and related accessories catering to teenagers and young adults. In addition, the Company operates a web site through a wholly-owned subsidiary which sells merchandise online, provides content and community for its target customers, and provides information about the Company.

     The Company's fiscal year is a 52- or 53-week period ending near January
31. Fiscal 2000 was a 53-week period ended February 4, 2001. Fiscal 1999 was a 52-week period ended January 30, 2000. Fiscal 1998 was a 52-week period ended January 31, 1999.

     Principles of Consolidation -- The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries, Pacific Sunwear Stores Corp. and ShopPacSun.com Corp. All significant intercompany transactions have been eliminated in consolidation.

     Basis of Presentation -- The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reported period. Actual results could differ from these estimates.

     Fair Value of Financial Instruments -- Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At February 4, 2001, management believes that the carrying amounts of cash, receivables and payables approximate fair value because of the short maturity of these financial instruments.

     Cash and Cash Equivalents -- The Company considers all highly-liquid financial instruments, if any, purchased with an original maturity of three months or less to be cash equivalents.

     Merchandise Inventories -- Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment -- Leasehold improvements and furniture, fixtures and equipment are stated at cost. Amortization of leasehold improvements is computed on the straight-line method over the lesser of their estimated useful lives or the life of the lease (generally 10 years). Depreciation on furniture, fixtures, and equipment is computed on the straight-line method over five years.

     In December 2000, the Company purchased for $12.2 million an undeveloped 19 acre parcel of land in close proximity to its current corporate office and distribution center. The Company has begun construction of a new corporate office and distribution center on this property to be ready for occupancy in December 2001.

     Intangible Assets -- Intangible assets consist of the excess of cost over net assets acquired (goodwill) of $.8 million, which arose from the acquisition of four stores in 1986 and is being amortized on the straight-line method over 40 years. In addition, in fiscal 1997, the Company acquired 15 retail stores which resulted in the recording of $7.3 million of goodwill and $.3 million for non-competition agreements, which are being amortized over 25 years and 5 years, respectively.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

       FOR THE FISCAL YEARS ENDED FEBRUARY 4, 2001, JANUARY 30, 2000, AND
                                JANUARY 31, 1999

     The Company evaluates the recoverability of its goodwill quarterly at each balance sheet date. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Any impairment is recorded at the date of determination. During fiscal 1999, the Company closed one of the four stores acquired in 1986 and net goodwill was reduced by $175,985.

     Long-Lived Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of February 4, 2001, no impairment has been indicated.

     Income Taxes -- The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

     Deferred Rent -- The Company averages any defined rental escalations over the term of the related lease in order to provide level recognition of rent expense.

     Revenue Recognition -- Sales are recognized upon purchase by customers. In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company's management has determined that the application of Staff Accounting Bulletin No. 101 did not have a material impact on the Company's consolidated financial statements.

     Advertising Costs -- Costs associated with the production of advertising, such as photography, design, creative talent, editing and other costs, are expensed the first time the advertising takes place. Costs associated with communicating advertising that has been produced, such as television and magazine advertising, are expensed when the advertising takes place. Advertising costs were $10,766,093, $4,901,099 and $2,568,537, in fiscal 2000, 1999 and
1998, respectively.

     Net Income per Share -- The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 653,212, 1,137,217 and 1,069,574 in fiscal 2000, 1999 and 1998, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 755,196, 34,714 and 130,569 shares of common stock in fiscal 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock during the respective period.

     Stock-Based Compensation -- The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No.
25. See Note 6 for the pro-forma disclosure requirements of SFAS No.123, "Accounting for Stock Based Compensation." In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25, "Accounting for Certain Transactions Involving Stock Compensation," which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). The adoption of this interpretation did not impact the Company's consolidated financial statements.

     Comprehensive Income -- The Company adopted SFAS No. 130, "Reporting Comprehensive Income" for fiscal 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale. The adoption of SFAS No. 130 required no additional disclosure for the Company and did not have any effect on the Company's financial position or results of operations.

     Accounting for Derivatives and Hedging Activities -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective February 5, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     Segment Information -- The Company has one reportable segment given the similarities of economic characteristics between the operations represented by the Company's three store formats.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

       FOR THE FISCAL YEARS ENDED FEBRUARY 4, 2001, JANUARY 30, 2000, AND
                                JANUARY 31, 1999

     Merchandise Risk -- The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

2.   CREDIT FACILITY

     The Company has a credit facility with a bank, which expires in August 2001. The credit facility provides for a $35.0 million line of credit, which can be used for cash advances, commercial letters of credit and shipside bonds. Interest on cash advances under the line of credit facility is payable monthly at the bank's prime rate (8.50% at February 4, 2001). At February 4, 2001, the Company had $6.5 million in letters of credit outstanding and no cash advances outstanding. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios and prohibits payment of cash dividends on common stock. At February 4, 2001, the Company was in compliance with all of its covenants.

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

     Stock Splits -- During each of the fiscal years ended January 30, 2000, and January 31, 1999, the Company effected a three- for-two stock split. Shareholders' equity has been restated to give retroactive recognition to the stock splits in prior periods by reclassifying the par value of the additional shares arising from the split from additional paid-in capital to common stock. Additionally, all share and per share amounts have been restated to give effect to the stock splits.

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

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

       FOR THE FISCAL YEARS ENDED FEBRUARY 4, 2001, JANUARY 30, 2000, AND
                                JANUARY 31, 1999

4.   INCOME TAXES

     The components of the income tax expense are as follows:

                                                        FISCAL YEAR ENDED
                                         ------------------------------------------------
                                          FEBRUARY 4,       JANUARY 30,       JANUARY 31,
                                             2001              2000              1999
                                         ------------      ------------      ------------

     Current income taxes:
     Federal                             $ 22,000,891      $ 20,095,967      $ 13,485,816
     State                                  3,137,109         3,208,033         2,359,031
                                         ------------      ------------      ------------
                                           25,138,000        23,304,000        15,844,847
     Deferred income taxes:
     Federal                                   18,715        (1,019,690)         (453,831)
     State                                     56,285          (165,310)          (22,016)
                                         ------------      ------------      ------------
                                               75,000        (1,185,000)         (475,847)
                                         ------------      ------------      ------------
                                         $ 25,213,000      $ 22,119,000      $ 15,369,000
                                         ============      ============      ============

     A reconciliation of the income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to income before income taxes is as follows:

                                                                  FISCAL YEAR ENDED
                                                      -------------------------------------------
                                                      FEBRUARY 4,     JANUARY 30,     JANUARY 31,
                                                         2001            2000            1999
                                                      -----------     -----------     -----------

     Provision for income taxes at statutory rate     $22,738,000     $20,097,000     $13,606,000
     State income taxes, net of federal income
       tax benefit                                      2,076,000       1,983,000       1,519,000
     Other                                                399,000          39,000         244,000
                                                      -----------     -----------     -----------
                                                      $25,213,000     $22,119,000     $15,369,000
                                                      ===========     ===========     ===========

     At February 4, 2001, and January 30, 2000, the Company's current net deferred tax asset was $2,991,765 and $2,541,765, respectively, and long-term net deferred tax liability was $912,012 and $387,012, respectively. The major components of the Company's overall net deferred tax asset of $2,079,753 and $2,154,753 at February 4, 2001, and January 30, 2000, respectively, are as follows:

                                                                    FEBRUARY 4,      JANUARY 30,
                                                                        2001             2000
                                                                    -----------      -----------
     Depreciation                                                   $(6,808,356)     $(4,589,867)
     Deferred rent                                                    2,878,730        2,349,574
     Reserve for store expansion/relocation and closing costs           594,811          350,121
     State income taxes                                                 304,427          252,966
     Inventory cost capitalization                                    1,716,537        1,489,051
     Deferred compensation                                            2,901,667        1,787,475
     Other                                                              491,937          515,433
                                                                    -----------      -----------
                                                                    $ 2,079,753      $ 2,154,753
                                                                    ===========      ===========

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

       FOR THE FISCAL YEARS ENDED FEBRUARY 4, 2001, JANUARY 30, 2000, AND
                                JANUARY 31, 1999

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

Minimum future annual rental commitments under noncancellable leases are as follows:

     Fiscal year ending:

     February 3, 2002                    $ 54,913,000
     February 2, 2003                      57,213,000
     February 1, 2004                      57,235,000
     January 30, 2005                      56,741,000
     February 4, 2006                      56,566,000
     Thereafter                           226,468,000
                                         ------------
                                         $509,136,000
                                         ============

     Rental expense, including common area maintenance, was $71,174,611, $51,698,739 and $39,094,115, of which $1,084,790, $1,111,595 and $759,224 was paid as percentage rent based on sales volume for the fiscal years ended February 4, 2001, January 30, 2000 and January 31, 1999, respectively.

     Capital Lease -- During the fiscal year ended February 4, 2001, the Company acquired computer equipment pursuant to a capital lease obligation. The lease bears interest at an average rate of 6.6% and requires monthly principal and interest payments of $50,501 through December 2003. The net book value of capital lease assets was $1,649,700 at February 4, 2001. Future commitments under the capital lease obligation are as follows:

     Fiscal year ending:

     February 3, 2002                    $   606,012
     February 2, 2003                        606,012
     February 1, 2004                        535,311
                                         -----------
     Total payments                        1,747,335
     Less interest portion                  (156,006)
                                         -----------
                                         $ 1,591,329
                                         ===========

     Letters of Credit -- The Company was contingently liable for $6.5 million in open letters of credit with foreign suppliers at February 4, 2001.

     Litigation -- The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company.

6.   STOCK OPTION AND RETIREMENT PLANS

     Under the Company's stock option plans, incentive and nonqualified options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company's shares at the grant dates.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

       FOR THE FISCAL YEARS ENDED FEBRUARY 4, 2001, JANUARY 30, 2000, AND
                                JANUARY 31, 1999

     At February 4, 2001, outstanding incentive and nonqualified options had exercise prices ranging from $0.46 to $35.81 per share, with an average exercise price of $17.52, and generally begin vesting one year after the grant date. On the initial vesting date, 25% of the options vest and, thereafter, options generally continue to vest at 2.08% each calendar month. The options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

     At February 4, 2001, incentive and nonqualified options to purchase 2,753,156 shares were outstanding. At February 4, 2001, 145,080 shares were available for future grant under the Company's stock option plans. During the year ended February 4, 2001, January 30, 2000 and January 31, 1999, the Company recognized tax benefits of $4,815,828, $5,570,018, and $3,808,597, respectively, resulting from the exercise of certain nonqualified stock options.

Stock option (incentive and nonqualified) activity for the three years ended February 4, 2001, was as follows:

                                                           STOCK OPTIONS
                                                  --------------------------------
                                                    NUMBER          PRICE RANGE
                                                  OF SHARES          PER SHARE
                                                  ----------      ----------------

     Balance at February 2, 1998                   3,188,027      $ 0.11 to $14.47
       Options granted (weighted average
         fair value of $11.74)                       815,639        9.13 to  25.25
       Options canceled                             (109,330)       1.49 to  21.42
       Options exercised                            (701,063)       0.11 to  12.47
                                                   ---------
     Balance at January 31, 1999                   3,193,273        0.11 to  25.25
       Options granted (weighted average
         fair value of $23.43)                       858,500       16.67 to  35.63
       Options canceled                             (127,684)       0.11 to  25.25
       Options exercised                            (729,290)       1.98 to  24.25
                                                   ---------
     Balance at January 30, 2000                   3,194,799        0.11 to  35.63
       Options granted (weighted average
         fair value of $23.81)                       571,500       13.31 to  35.81
       Options canceled                             (149,240)       4.44 to  35.81
       Options exercised                            (863,903)       0.11 to  26.72
                                                   ---------
     Balance at February 4, 2001                   2,753,156      $ 0.46 to $35.81
                                                   =========

     THE FOLLOWING IS A SUMMARY OF THE WEIGHTED AVERAGE EXERCISE PRICES FOR ACTIVITY DURING THE YEAR ENDED FEBRUARY 4, 2001:

                                                                WEIGHTED
                                                                AVERAGE
                                                 SHARES      EXERCISE PRICE
                                                ---------    --------------
     Beginning Outstanding                      3,194,799        $13.57
       Options granted                            571,500         23.81
       Options canceled                          (149,240)        19.82
       Options exercised                         (863,903)         6.68
                                                ---------
     Ending Outstanding                         2,753,156        $17.52
                                                =========
     Exercisable as of February 4, 2001         1,351,006        $13.87

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

       FOR THE FISCAL YEARS ENDED FEBRUARY 4, 2001, JANUARY 30, 2000, AND
                                JANUARY 31, 1999

Additional information regarding options outstanding as of February 4, 2001, is as follows:

                                   Options Outstanding                            Options Exercisable
                    --------------------------------------------------     --------------------------------
                       Number          Weighted                               Number
    Range of        Outstanding         Average           Weighted         Exercisable         Weighted
    Exercise            as of          Remaining           Average             as of            Average
     Prices         Feb 4, 2001     Contractual Life    Exercise Price      Feb 4, 2001      Exercise Price
    --------        -----------     ----------------    --------------     ------------      --------------

$ 0.46 - $10.52        350,201            5.51            $  5.98              337,069           $ 5.83
 11.26 -  11.72        493,298            6.73              11.72              382,029            11.72
 12.17 -  15.04        501,078            7.68              14.72              267,155            14.73
 15.13 -  22.44        474,620            8.47              19.80              150,407            20.53
 22.53 -  23.81        461,882            8.66              23.77              148,141            23.80
 23.88 -  29.38        430,077            9.31              26.03               62,684            25.98
 29.88 -  35.81         42,000            9.15              33.48                3,521            33.11
                     ---------                                               ---------
$ 0.46 - $35.81      2,753,156            7.81             $17.52            1,351,006           $13.87
                     =========            ====             ======            =========           ======

     During the year ended February 1, 1998, the Company granted a restricted stock award of 189,841 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 189,841 share award began vesting on March 31, 1999, with 25% of the shares vested at such time, and thereafter will vest at 25% on each of March 31, 2000, 2001 and 2002, if, in each instance, at the time of the vesting date, certain cumulative earnings per share growth targets have been satisfied. The Company recorded $240,401 and $240,440, of deferred compensation expense associated with this award during the year ended February 4, 2001, and January 30, 2000, respectively.

     During the year ended January 30, 2000, the Company granted a restricted stock award of 50,000 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 50,000 share award begins vesting on September 17, 2001, with 25% of the shares vested at such time, and thereafter will vest at 25% on each of September 17, 2002, 2003 and 2004, if, in each instance, at the time of the vesting date, certain cumulative earnings per share growth targets have been satisfied. The Company recorded $228,556 and $88,817, of deferred compensation expense associated with this award during the year ended February 4, 2001, and January 30, 2000, respectively.

     During the year ended February 4, 2001, the Company granted a restricted stock award of 75,000 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 75,000 share award begins vesting on March 15, 2002, with 25% of the shares vested at such time, and thereafter will vest at 25% on each of March 15, 2003, 2004 and 2005, if, in each instance, at the time of the vesting date, certain cumulative earnings per share growth targets have been satisfied. During the year ended February 4, 2001, the Company recorded $37,946 of deferred compensation expense associated with this award.

     The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 5 years following vesting; stock volatility, 104.1% in fiscal 2000, 64.3% in fiscal 1999 and

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

       FOR THE FISCAL YEARS ENDED FEBRUARY 4, 2001, JANUARY 30, 2000, AND
                                JANUARY 31, 1999

87.0% in fiscal 1998; risk-free interest rates, 4.85% in fiscal 2000, 6.6% in fiscal 1999 and 4.7% in fiscal 1998; and no dividends during the expected term. The Company's calculations are based on a multiple-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2000, 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         FISCAL           FISCAL           FISCAL
                                                          2000             1999             1998
                                                       -----------      -----------      -----------

     Net Income                         As reported    $39,754,121      $35,301,357      $23,504,509
                                        Pro forma      $35,122,924      $31,734,140      $21,289,248

     Net Income Per Share, Basic        As reported       $1.25            $1.14            $0.75
                                        Pro forma         $1.10            $1.02            $0.68

     Net Income Per Share, Diluted      As reported       $1.22            $1.10            $0.73
                                        Pro forma         $1.10            $1.00            $0.67

     In fiscal 1997, the Company established the Pacific Sunwear of California, Inc. Employee Stock Purchase Plan (the "ESPP"), which provides a method for employees of the Company whereby they may voluntarily purchase common stock at a 10% discount from fair market value as of the beginning or the end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all employees, except officers, who have three months of service with the Company. The ESPP is intended to constitute an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company does not recognize compensation expense related to the ESPP. In fiscal 2000, 39,781 shares were issued at an average price of $16.88 under the ESPP.

     In fiscal 1995, the Company established the Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan (the "Executive Plan"). The Executive Plan covers officers of the Company, and is funded by participant contributions and periodic discretionary contributions from the Company (Note 8). For each of the three fiscal years in the period ended February 4, 2001, the Company made contributions of $137,481, $106,251 and $82,236, respectively, to the Executive Plan.

     In fiscal 1992, the Company established the Pacific Sunwear of California, Inc. Employee Savings Plan ("the 401(k) Plan"). The 401(k) Plan is a defined contribution plan (401(k)) covering substantially all employees who have reached age 21 and have one year of service with the Company. The 401(k) Plan is funded by employee contributions and periodic discretionary contributions from the Company, which are subject to approval by the Company's Board of Directors. For each of the three fiscal years in the period ended February 4, 2001, the Company made contributions, net of forfeitures, of $310,026, $213,227 and $144,468, respectively, to the 401(k) Plan.

7.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                   FEBRUARY 4,     JANUARY 30,
                                                                      2001            2000
                                                                   -----------     -----------
     Accrued compensation and benefits                             $ 3,816,279     $ 7,368,490
     Gift certificates and store merchandise credits                 2,997,512       1,882,692
     Sales tax payable                                               1,284,465       1,106,142
     Reserve for store expansion/relocation and closing costs        1,489,943       1,045,797
     Accrued overage rent                                              512,010         658,714
     Accrued freight costs                                             544,144         132,013
     Other                                                           2,607,066       1,680,685
                                                                   -----------     -----------
                                                                   $13,251,419     $13,874,533
                                                                   ===========     ===========

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

       FOR THE FISCAL YEARS ENDED FEBRUARY 4, 2001, JANUARY 30, 2000, AND
                                JANUARY 31, 1999

8.  DEFERRED COMPENSATION AND OTHER ASSETS

     Deferred compensation and other assets consist of the following:

                                                FEBRUARY 4,    JANUARY 30,
                                                   2001           2000
                                                ----------     ----------

     Deferred compensation                      $6,994,045     $4,505,058
     Covenant not-to-compete                        79,167        129,167
     Security deposits                             186,515        186,813
     Other                                          10,000         10,000
                                                ----------     ----------
                                                $7,269,727     $4,831,038
                                                ==========     ==========

9.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      FIRST            SECOND           THIRD            FOURTH
                                                     QUARTER          QUARTER          QUARTER          QUARTER
                                                   ------------     ------------     ------------     ------------

Fiscal year ended February 4, 2001:
Net sales                                          $112,561,000     $131,970,000     $163,733,000     $181,174,000
Gross margin                                         37,894,000       43,785,000       54,987,000       60,956,000
Operating income                                      9,148,000       11,883,000       20,195,000       22,397,000
Net income                                            5,805,000        7,371,000       12,549,000       14,030,000
                                                   ------------     ------------     ------------     ------------
Net income per share, basic                        $       0.18     $       0.23     $       0.39     $       0.44
Net income per share, diluted                      $       0.18     $       0.23     $       0.39     $       0.43
Wtd. avg. shares outstanding, basic (Note 1)         31,542,983       31,760,227       32,005,598       32,244,806
Wtd. avg. shares outstanding, diluted (Note 1)       32,604,718       32,316,649       32,429,520       32,846,492

Fiscal year ended January 30, 2000:
Net sales                                          $ 81,443,000     $100,454,000     $124,044,000     $130,867,000
Gross margin                                         26,145,000       34,799,000       45,536,000       46,142,000
Operating income                                      6,464,000       11,748,000       19,662,000       18,631,000
Net income                                            4,043,000        7,300,000       12,265,000       11,694,000
                                                   ------------     ------------     ------------     ------------
Net income per share, basic                        $       0.13     $       0.24     $       0.39     $       0.37
Net income per share, diluted                      $       0.13     $       0.23     $       0.38     $       0.36
Wtd. avg. shares outstanding, basic (Note 1)         30,732,074       30,926,234       31,181,415       31,369,880
Wtd. avg. shares outstanding, diluted (Note 1)       31,858,811       32,048,185       32,303,781       32,565,484


Earnings per basic and diluted shares outstanding are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year.

                                INDEX TO EXHIBITS

Exhibit Number                 Description of Exhibit
--------------                 ----------------------

   (1)  3.1   Third Amended and Restated Articles of Incorporation of the
              Company

        3.2   Certificate of Amendment, dated June 7, 1999, of Third Amended and
              Restated Articles of Incorporation of the Company

   (8)  3.3   Certificate of Determination of Preferences of Series A Junior
              Participating Preferred Stock of the Company

   (1)  3.4   Second Amended and Restated Bylaws of the Company

   (7)  3.5   Amendment, dated August 18, 1998 to the Second Amended and
              Restated Bylaws of the Company

  (12)  3.6   Amendment, dated March 15, 2000 to the Second Amended and Restated
              Bylaws of the Company

   (1)  4.1   Specimen stock certificate

   (1) 10.1 Form of Indemnity Agreement between the Company and each of its executive officers and directors*

   (1) 10.2   1986-87 Stock Option Plan dated as of December 11, 1986 as amended
              (the "Option Plan")*

   (1) 10.3   Form of Incentive Stock Option under the Option Plan*

   (1) 10.4   Form of Nonstatutory Stock Option under the Option Plan*

       10.5   Amended and Restated 1992 Stock Award Plan dated June 8, 1999 (the
              "Award Plan")*

   (2) 10.6   Form of Nonqualified Stock Option Agreement under the Award Plan*

   (2) 10.7   Form of Incentive Stock Option Agreement under the Award Plan*

   (2) 10.8   Form of Restricted Stock Award Agreement under the Award Plan*

  (11) 10.9   1999 Stock Award Plan*

   (3) 10.10  Pacific Sunwear of California, Inc. Executive Deferred
              Compensation Plan and Trust Agreement*

   (5) 10.11  Pacific Sunwear of California, Inc. Employee Stock Purchase Plan*

       10.12  Pacific Sunwear of California, Inc. Incentive Compensation Plan*

       10.13 Restricted Stock Award Agreement dated September 18, 1996 by and between the Company and Greg H. Weaver*

  (12) 10.14  Restricted Stock Award Agreement dated September 17, 1999 by and between the Company and Greg H. Weaver*

       10.15 Restricted Stock Award Agreement dated January 3, 2001 by and between the Company and Greg H. Weaver*

       10.16 Amended and Restated Employment Agreement dated February 5, 2001 between the Company and Greg H. Weaver*

   (6) 10.17  Severance Agreements, dated October 27, 1997 and November 6, 1996 by and between Pacific Sunwear of California, Inc. and Timothy M.
              Harmon and Carl W. Womack, respectively*

  (12) 10.18  Severance Agreements, dated June 21, 1999 and August 2, 1999 by and between Pacific Sunwear of California, Inc. and Mark A.
              Hoffman and Michael J. Scandiffio, respectively*

   (6) 10.19  Standard Industrial Lease - Net, dated September 30, 1997 between the Company and Bank of America National Trust and Savings
              Association, as amended, and Standard Industrial Lease - Net, dated January 12, 1998 between the Company and The Realty
              Associates Fund IV, L.P., a Delaware limited partnership, as amended for the Company's corporate headquarters and distribution center located in Anaheim, California

  (10) 10.20  Standard Sublease - dated December 22, 1998 between the Company and Bekins Moving and Storage Company, LLC

   (4) 10.21  Asset Purchase Agreement, dated August 4, 1997 by and among the
              Company, Good Vibrations, Inc. and certain other parties

   (9) 10.22  Rights Agreement, dated as of December 16, 1998 between the
              Company and U.S. Stock Transfer Corporation

       23.1   Consent of Deloitte & Touche LLP


------------

(1) Incorporated by reference from the Company's Form S-1 Registration Statement (No. 33-57860) as filed with the Securities and Exchange Commission on February 4, 1993.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 1994.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 1995.

(4) Incorporated by reference from the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 16, 1997.

(5) Incorporated by reference from the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on November 20, 1997.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 1998.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on December 9, 1998.

(8) Incorporated by reference from the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 24, 1998.

(9) Incorporated by reference from the Company's Form 8-A Registration Statement as filed with the Securities and Exchange Commission on December 24, 1998.

(10) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 1999.

(11) Incorporated by reference from the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on September 3, 1999.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 6, 2000.

  *  Management contract or compensatory plan or arrangement.