Form 10-Q
period 2001-05-06
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2001-06-08
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 6, 2001

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

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at June 5, 2001, was 32,713,336.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q
                        FOR THE QUARTER ENDED MAY 6, 2001

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
         Consolidated Balance Sheets as of May 6, 2001 (unaudited)
           and February 4, 2001............................................    3
         Consolidated Statements of Income and Comprehensive Income
           (unaudited) for the thirteen weeks ended May 6, 2001 and
            April 30, 2000.................................................    4
         Consolidated Statements of Cash Flows (unaudited) for
           the thirteen weeks ended May 6, 2001 and April 30, 2000.........    5
         Notes to Consolidated Financial Statements........................  6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 8-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   12

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.................................................   13
Item 2.  Changes in Securities and Use of Proceeds.........................   13
Item 3.  Defaults Upon Senior Securities...................................   13
Item 4.  Submission of Matters to a Vote of Security Holders...............   13
Item 5.  Other Information.................................................   13
Item 6.  Exhibits and Reports on Form 8-K..................................   13

         SIGNATURE PAGE....................................................   14

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           MAY 6,          FEBRUARY 4,
                                                            2001              2001
                                                       -------------      -------------
                                                        (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                   $  12,616,897      $  28,971,240
  Accounts receivable                                      5,172,112          2,754,119
  Income taxes receivable                                    170,720                 --
  Merchandise inventories                                 90,027,333         82,692,992
  Prepaid expenses, includes $7,007,181 and
    $6,663,284 of prepaid rent, respectively               9,269,341         10,187,317
  Deferred taxes                                           2,991,765          2,991,765
                                                       -------------      -------------
    Total current assets                                 120,248,168        127,597,433

PROPERTY AND EQUIPMENT:
  Land                                                    12,156,221         12,156,221
  Leasehold improvements                                  89,890,134         83,770,420
  Furniture, fixtures and equipment                       98,356,906         92,409,132
                                                       -------------      -------------
                                                         200,403,261        188,335,773

  Less accumulated depreciation and amortization         (57,721,691)       (52,553,794)
                                                       -------------      -------------
  Net property and equipment                             142,681,570        135,781,979

OTHER ASSETS:
  Goodwill, net of accumulated amortization of
    $1,374,166 and $1,296,325, respectively                6,725,599          6,803,440
  Deferred compensation and other assets (Note 6)          6,751,969          7,269,727
                                                       -------------      -------------
    Total other assets                                    13,477,568         14,073,167
                                                       -------------      -------------
      Total assets                                     $ 276,407,306      $ 277,452,579
                                                       =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $  23,684,875      $  31,631,805
  Accrued liabilities (Note 5)                            16,211,005         13,251,419
  Current portion of capital lease obligations               527,287            488,472
  Income taxes payable                                            --          2,427,165
                                                       -------------      -------------
    Total current liabilities                             40,423,167         47,798,861

Long-term capital lease obligations                          937,414          1,102,857
Deferred compensation                                      6,664,336          7,268,377
Other long-term liabilities                                   28,316             28,316
Deferred rent                                              7,490,097          7,210,923
Deferred taxes                                               912,012            912,012

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01; authorized,
    5,000,000; none issued and outstanding
  Common stock, par value $.01; authorized
    75,937,500 shares; issued and outstanding,
    32,707,664 and 32,441,435 shares, respectively           327,077            324,414
 Additional paid-in capital                               86,999,666         81,161,034
 Retained earnings                                       132,625,221        131,645,785
                                                       -------------      -------------
   Total shareholders' equity                            219,951,964        213,131,233
                                                       -------------      -------------
     Total liabilities and shareholders' equity        $ 276,407,306      $ 277,452,579
                                                       =============      =============

                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                FOR THE THIRTEEN WEEKS ENDED
                                                             ---------------------------------
                                                              MAY 6, 2001       APRIL 30, 2000
                                                             ------------       --------------
Net sales                                                    $137,697,955        $112,561,439
Cost of goods sold, including buying,
  distribution and occupancy costs                             95,741,370          74,666,995
                                                             ------------        ------------
Gross margin                                                   41,956,585          37,894,444
Selling, general and administrative expenses                   40,601,981          28,746,097
                                                             ------------        ------------
Operating income                                                1,354,604           9,148,347
Interest income                                                   234,832             337,685
                                                             ------------        ------------
Income before income tax expense                                1,589,436           9,486,032
Income tax expense (Note 4)                                       610,000           3,681,000
                                                             ------------        ------------
Net income                                                   $    979,436        $  5,805,032
                                                             ============        ============
Comprehensive income (Note 1)                                $    979,436        $  5,805,032
                                                             ============        ============
Net income per share, basic (Note 3)                         $       0.03        $       0.18
                                                             ------------        ------------
Net income per share, diluted (Note 3)                       $       0.03        $       0.18
                                                             ------------        ------------
Weighted average shares outstanding, basic (Note 3)            32,518,814          31,542,983
                                                             ============        ============
Weighted average shares outstanding, diluted (Note 3)          33,197,724          32,604,718
                                                             ============        ============

                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE THIRTEEN WEEKS ENDED
                                                             ----------------------------------
                                                              MAY 6, 2001        APRIL 30, 2000
                                                             ------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $    979,436         $  5,805,032
Adjustments to reconcile net income to net
  cash provided by operating activities:

   Depreciation and amortization                                6,127,941            4,219,299
   Loss on disposal of equipment                                4,179,336

   Change in operating assets and liabilities:
     Accounts receivable                                       (2,417,993)          (3,094,665)
     Merchandise inventories                                   (7,334,341)          (8,884,343)
     Prepaid expenses                                             917,976              (44,661)
     Deferred compensation and other assets                       191,372            1,447,827
     Accounts payable                                          (7,946,930)          (2,781,760)
     Accrued liabilities                                        2,959,586           (1,519,467)
     Income taxes and deferred taxes                             (343,124)             569,603
     Deferred rent                                                279,174              284,695
                                                             ------------         ------------
        Net cash used in operating activities                  (2,407,567)          (3,998,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in property and equipment                       (17,116,527)         (11,741,172)
                                                             ------------         ------------
        Net cash used in investing activities                 (17,116,527)         (11,741,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                      3,296,379              952,351
   Principal payments under capital lease obligations            (126,628)                  --
                                                             ------------         ------------
        Net cash provided by financing activities               3,169,751              952,351
                                                             ------------         ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS:                    (16,354,343)         (14,787,261)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 28,971,240           32,416,794
                                                             ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 12,616,897         $ 17,629,533
                                                             ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid during the period for:
  Interest                                                   $     24,874         $         --
  Income taxes                                               $    953,124         $  3,111,397

Supplemental disclosures of non-cash transactions: During the thirteen weeks ended May 6, 2001 and April 30, 2000, the Company recorded an increase to additional paid-in capital of $2,254,761 and $1,901,013, respectively, related to tax benefits associated with the exercise of non-qualified stock options. In addition, during each of the thirteen week periods ended May 6, 2001 and April 30, 2000, the Company recorded an increase to additional paid-in capital of $290,155 related to the issuance of restricted stock to satisfy certain deferred compensation liabilities.


                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements are unaudited except for the February 4, 2001 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

     The Company's fiscal year is the 52- or 53-week period, which ends on the Sunday closest to the end of January. "Fiscal 2001" is a 52-week period which ends February 3, 2002. "Fiscal 2000" was a 53-week period which ended on February 4, 2001.

     In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the thirteen weeks ended May 6, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2002. For further information, refer to the financial statements and notes thereto as of and for the years ended February 4, 2001, January 30, 2000 and January 31, 1999.

NOTE 2 - CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

NOTE 3 - NET INCOME PER SHARE, BASIC AND DILUTED

     The following table summarizes the computation of EPS:

FIRST QUARTER ENDED:                                 MAY 6, 2001                              APRIL 30, 2000
                                       --------------------------------------     ---------------------------------------
                                                                    PER SHARE                                   PER SHARE
                                       NET INCOME      SHARES         AMOUNT      NET INCOME       SHARES        AMOUNT
                                       ----------     ----------    ---------     ----------     ----------     ---------
BASIC EPS:                              $979,436      32,518,814      $ 0.03      $5,805,032     31,542,983       $ 0.18

DILUTED EPS:
Effect of dilutive stock options                         678,910                                  1,061,735
                                        $979,436      33,197,724      $ 0.03      $5,805,032     32,604,718       $ 0.18

     Options to purchase 203,059 and 18,396 shares of common stock in the first thirteen weeks of fiscal 2001 and the first thirteen weeks of fiscal 2000, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

NOTE 4 - FEDERAL AND STATE INCOME TAX EXPENSE

     The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 5 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                 MAY 6,          FEBRUARY 4,
                                                 2001                2001
                                              -----------        -----------
Accrued compensation and benefits             $ 6,202,912        $ 3,816,279
Accrued gift certificates and store
  merchandise credits                           2,253,459          2,997,512
Sales tax payable                               2,482,550          1,284,465
Reserve for store expansion/relocation
  and closing costs                             1,313,973          1,489,943
Accrued overage rent                              182,560            512,010
Accrued freight costs                           1,093,590            544,144
Other accrued liabilities                       2,681,961          2,607,066
                                              -----------        -----------
                                              $16,211,005        $13,251,419
                                              ===========        ===========

NOTE 6 - DEFERRED COMPENSATION AND OTHER ASSETS

     Deferred compensation and other assets consist of the following:

                                       MAY 6,          FEBRUARY 4,
                                        2001              2001
                                     ----------        ----------
        Deferred compensation        $6,502,118        $6,994,045
        Other assets                    249,851           275,682
                                     ----------        ----------
                                     $6,751,969        $7,269,727
                                     ==========        ==========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF OPERATIONS

The thirteen weeks ended May 6, 2001(first quarter) as compared to the thirteen weeks ended April 30, 2000 (first quarter)

     Net Sales

     Net sales increased to $137.7 million for the first thirteen weeks of fiscal 2001 from $112.6 million for the first thirteen weeks of fiscal 2000, an increase of $25.1 million, or 22.3%. Of this $25.1 million increase, $21.0 million was attributable to net sales generated by 106 new stores opened in fiscal 2000 and not yet included in the comparable store base, $3.9 million was attributable to net sales generated by 42 new stores opened in fiscal 2001 and not yet included in the comparable store base and $1.8 million was attributable to other non-comparable store net sales. An additional $2.3 million increase in net sales was attributable to a one week shift in the fiscal calendar. Fiscal 2000 was a fifty-three week period ended February 4, 2001 and fiscal 2001 will be a fifty-two week period ending February 3, 2002. The extra week in the prior fiscal year caused a change in the measurement period used in making period-to-period comparisons. Offsetting these increases was a $3.4 million decrease attributable to a 3.3% decrease in comparable store net sales in the first thirteen weeks of fiscal 2001 compared to the comparable thirteen weeks ended May 7, 2000. In addition, there was a $0.5 million decrease in net sales attributable to the closing of 3 stores during fiscal 2000. Other non-comparable store net sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company's merchandise remained relatively unchanged in the first thirteen weeks of fiscal 2001 compared to the first thirteen weeks of fiscal 2000 and had no significant impact on the net sales increase for the first thirteen weeks of fiscal 2001.

     Gross Margin

     Gross margin, after buying, distribution and occupancy costs, increased to $42.0 million for the first thirteen weeks of fiscal 2001 from $37.9 million for the first thirteen weeks of fiscal 2000, an increase of $4.1 million, or 10.8%. As a percentage of net sales, gross margin was 30.5% for the first thirteen weeks of fiscal 2001 compared to 33.7% for the first thirteen weeks of fiscal 2000. Of this 3.2% decrease, occupancy costs increased 1.6% as a percentage of net sales compared to the first thirteen weeks of fiscal 2000, which was related to lower comparable store net sales, as well as opening 42 new stores in the first thirteen weeks of fiscal 2001. Occupancy costs as a percentage of net sales for new stores are generally higher than for mature stores. In addition, as a percentage of net sales, net merchandise margins decreased 1.2%, primarily due to a higher markdown rate, and buying costs increased 0.5%. Offsetting these increases was a 0.1% decrease in distribution costs as a percentage of net sales.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $40.6 million for the first thirteen weeks of fiscal 2001 from $28.7 million for the first thirteen weeks of fiscal 2000, an increase of $11.9 million, or 41.5%. As a percentage of net sales, these expenses increased to 29.5% from 25.5%. Of this 4.0% net increase as a percentage of net sales, 2.8% was due to a one-time non-cash after tax charge of $2.5 million related to the disposal of most of the existing materials handling equipment as part of the Company's relocation to a new distribution facility scheduled for January 2002. The remaining net increase of 1.2% was primarily due to an increase in store payroll and other selling expenses, primarily as a result of lower comparable store net sales and opening 42 new stores in the first thirteen weeks of fiscal 2001. Store payroll and selling expenses as a percentage of net sales for new stores are generally higher than for mature stores.

     Income Tax Expense

     Income tax expense was $0.6 million for the first thirteen weeks of fiscal 2001 compared to $3.7 million for the first thirteen weeks of fiscal 2000. The effective income tax rate was 38.4% for the first thirteen weeks of fiscal 2001 as compared to 38.8% for the first thirteen weeks of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories. In December 2000, the Company purchased an undeveloped 19-acre parcel of land in close proximity to its current corporate office and distribution center for $12.2 million. The Company has begun construction of a new corporate office and distribution center on this property, which it anticipates will be ready for occupancy in January 2002. The Company believes the new facilities will be capable of servicing at least 1,200 stores. The Company intends to sublease its existing corporate offices and distribution center for the remainder of the lease.

     Net cash used in operating activities for the first thirteen weeks of fiscal 2001 was $2.4 million as compared to $4.0 million for the first thirteen weeks of fiscal 2000. This $1.6 million decrease in cash used was primarily attributable to an increase in accrued liabilities of $4.5 million, a $4.2 million reserve for the disposal of most of the existing materials handling equipment in the Company's current distribution center, an increase in depreciation and amortization of $1.9 million, a decrease of $0.9 million in prepaid expenses and a $0.7 million decrease in accounts receivable. These were offset by a decrease in net income of $4.8 million, an increase of inventories net of accounts payable of $3.6 million, an increase in deferred compensation and other assets of $1.3 million, and a decrease in accrued income taxes and deferred income taxes of $0.9 million. Working capital at May 6, 2001 was unchanged at $79.8 million compared to $79.8 million at February 4, 2001. Inventories at May 6, 2001 were $90.0 million compared to $82.7 million at February 4, 2001, an increase of $7.3 million. This increase was primarily related to opening 42 new stores and expanding/relocating 14 stores with in excess of 50% larger average square footage than their previous locations. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

     Net cash used in investing activities was $17.1 million for property and equipment for the first thirteen weeks of fiscal 2001 compared to $11.7 million for property and equipment for the first thirteen weeks of fiscal 2000. Of the $17.1 million of net cash used for investment in property and equipment in the first thirteen weeks of fiscal 2001, $13.4 million was used for new and existing stores, $2.6 million was used for costs related to the construction of the new corporate offices and distribution center and $1.1 million was used for other capital expenditures including computer hardware and software.

     Net cash provided by financing activities, primarily proceeds received from the exercise of stock options, for the first thirteen weeks of fiscal 2001 was $3.2 million compared to $1.0 million for the first thirteen weeks of fiscal 2000.

     The Company has a credit facility with a bank, which provides for a $30.0 million line of credit (the "Credit Line") to be used for cash advances, commercial letters of credit and shipside bonds. The Credit Line expires March 31, 2004. The credit facility also provides for an additional $25.0 million line of credit (the "Construction Facility") that can be used to finance the construction of the Company's new corporate offices and distribution center. Upon completion of the new facilities, the Company can, at its option, convert any outstanding borrowings under the Construction Facility to a term loan. Interest on each of the credit facilities is payable monthly at the bank's prime rate (7.5% at May 6, 2001). At May 6, 2001, the Company had $14.1 million in letters of credit outstanding and no other borrowings under the Credit Line or Construction Facility. The loan agreement subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At May 6, 2001, the Company was in compliance with all of its covenants.

     The Company plans to open approximately 83 new stores, of which approximately 54 will be PacSun stores, approximately 13 will be PacSun Outlet stores and approximately 16 will be d.e.m.o. stores during the remainder of fiscal 2001. The Company also plans to expand or relocate approximately 26 existing smaller stores during the remainder of fiscal 2001. The Company estimates that capital expenditures during the remainder of fiscal 2001 will be approximately $73 million, of which approximately $37 million will be for opening, expanding, and relocating stores, approximately $33 million will be to construct a new corporate office and distribution center and install a materials handling system and approximately $3 million will be used for other capital expenditures, including computer hardware and software.

     The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. The Company closed three stores in fiscal 2000 and anticipates closing approximately three to five stores in fiscal 2001.

     Management believes that the Company's working capital, credit facility and cash flows from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements through the end of fiscal 2001.

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

     MERCHANDISING/FASHION SENSITIVITY. The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company's failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on the Company's business, financial condition and results of operations. Misjudgments or unanticipated fashion misjudgments could have a material adverse effect on the Company's image with its customers.

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

     EXPANSION AND MANAGEMENT OF GROWTH. PacSun's continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management's ability to manage the Company's planned expansion. During the remainder of fiscal 2001, the Company plans to open approximately 83 new stores, of which approximately 54 will be PacSun stores, approximately 13 will be PacSun Outlet stores and approximately 16 will be d.e.m.o. stores. The Company's planned expansion is dependant upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company's control may also affect the Company's ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company's operations grow, there could be increasing strain on the Company's resources, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     DEPENDENCE ON SINGLE DISTRIBUTION FACILITY AND PLANNED RELOCATION. The Company's distribution functions for all of its stores and for Internet sales are handled from a single, leased facility in Anaheim, California. The Company intends to construct a new corporate office and distribution center in Anaheim, California, which it anticipates will be ready for occupancy in January 2002, to handle distribution functions for all of its stores as well as shipments of merchandise sold over the Internet. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's new corporate office and distribution center will be completed by January 2002, or that it will be adequate to support the Company's future growth. The Company will incur significant costs and expenditures to build its new facility, which could have an impact on the Company's financial condition and results of operations. The actual cost of completing this facility may be greater than the Company's current estimates.

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

     VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, internet sales results, d.e.m.o. sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To the extent the Company borrowed under its credit facility, the Company would be exposed to market risk related to changes in interest rates. At May 6, 2001, no borrowings were outstanding under the Company's credit facility. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies and Nature of Business in the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended February 4, 2001. The Company is not a party with respect to derivative financial instruments.

                            PART II-OTHER INFORMATION

Item 1 - Legal Proceedings - Not Applicable

Item 2 - Changes in Securities and Use of Proceeds - Not Applicable

Item 3 - Defaults Upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5 - Other Information - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

      10.1 Business Loan Agreement, dated as of April 3, 2001, between the Company and Bank of America N.A.

      10.2 First Amendment to Business Loan Agreement, dated as of April 17, 2001, between the Company and Bank of America N.A.

      10.3 Master Continuing and Unconditional Guaranty to Bank of America N.A. from Pacific Sunwear Stores Corp. and ShopPacSun.com Corp.

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


                                             Pacific Sunwear of California, Inc.
                                             (Registrant)


Date: June 6, 2001                           /s/ GREG H. WEAVER
                                             -----------------------------------
                                                 Greg H. Weaver
                                                 Chairman of the Board
                                                 and Chief Executive Officer


Date: June 6, 2001                           /s/ CARL W. WOMACK
                                             -----------------------------------
                                                 Carl W. Womack
                                                 Senior Vice President, Chief
                                                 Financial Officer and Secretary

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                         DESCRIPTION
   -------                        -----------

    10.1 Business Loan Agreement, dated as of April 3, 2001, between the Company and Bank of America N.A.

    10.2 First Amendment to Business Loan Agreement, dated as of April 17, 2001, between the Company and Bank of America N.A.

    10.3 Master Continuing and Unconditional Guaranty to Bank of America N.A. from Pacific Sunwear Stores Corp. and ShopPacSun.com Corp.