Form 10-Q
period 2001-08-05
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2001-09-14
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 5, 2001

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

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at September 6, 2001, was 32,736,273.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 5, 2001

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

            Consolidated Balance Sheets as of August 5, 2001 (unaudited)
              and February 4, 2001..........................................  3

            Consolidated Statements of Income and Comprehensive Income
              (unaudited) for the second quarter and first half ended
              August 5, 2001 and July 30, 2000..............................  4

            Consolidated Statements of Cash Flows (unaudited) for the
              first half ended August 5, 2001 and July 30, 2000.............  5

            Notes to Consolidated Financial Statements......................6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................8-14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 15

Item 2.   Changes in Securities and Use of Proceeds......................... 15

Item 3.   Defaults Upon Senior Securities................................... 15

Item 4.   Submission of Matters to a Vote of Security Holders............... 15

Item 5.   Other Information................................................. 15

Item 6.   Exhibits and Reports on Form 8-K.................................. 15

          SIGNATURE PAGE.................................................... 16

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              AUGUST 5,       FEBRUARY 4,
                                                                2001             2001
                                                            -------------   -------------
                                                             (unaudited)

CURRENT ASSETS:

  Cash and cash equivalents (Note 2)                        $   3,711,579   $  28,971,240
  Accounts receivable                                           5,615,196       2,754,119
  Merchandise inventories                                     124,273,984      82,692,992
  Prepaid expenses, includes $7,549,456 and
    $6,663,284 of prepaid rent, respectively                    9,493,271      10,187,317
  Deferred taxes                                                2,991,765       2,991,765
                                                            -------------   -------------
    Total current assets                                      146,085,795     127,597,433

PROPERTY AND EQUIPMENT:
  Land                                                         12,156,221      12,156,221
  Construction in progress - new corporate
    office and distribution center                             12,150,252              --
  Leasehold improvements                                       93,940,866      83,770,420
  Furniture, fixtures and equipment                           102,209,517      92,409,132
                                                            -------------   -------------
                                                              220,456,856     188,335,773
  Less accumulated depreciation and amortization              (62,568,547)    (52,553,794)
                                                            -------------   -------------
    Net property and equipment                                157,888,309     135,781,979

OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $1,452,007 and $1,296,325, respectively                  6,647,758       6,803,440
  Deferred compensation and other assets (Note 3)               7,475,660       7,269,727
                                                            -------------   -------------
    Total other assets                                         14,123,418      14,073,167
                                                            -------------   -------------
             Total assets                                   $ 318,097,522   $ 277,452,579
                                                            =============   =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit (Note 4)                                   $  11,075,000   $          --
  Accounts payable                                             40,263,308      31,631,805
  Accrued liabilities (Note 5)                                 15,226,134      13,251,419
  Current portion of capital lease obligations                    535,798         488,472
  Income taxes payable                                          1,587,394       2,427,165
                                                            -------------   -------------
    Total current liabilities                                  68,687,634      47,798,861
Long-term debt - construction facility (Note 4)                 9,000,000              --
Long-term capital lease obligations                               800,230       1,102,857
Deferred compensation                                           6,752,326       7,268,377
Other long-term liabilities                                        28,316          28,316
Deferred rent                                                   7,800,424       7,210,923
Deferred taxes                                                    912,012         912,012

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01; authorized, 5,000,000;
    none issued and outstanding Common stock, par value
    $.01; authorized 75,937,500 shares; issued and
    outstanding, 32,729,331 and 32,441,435 shares,
    respectively                                                  327,293         324,414
 Additional paid-in capital                                    87,619,946      81,161,034
 Retained earnings                                            136,169,341     131,645,785
                                                            -------------   -------------
   Total shareholders' equity                                 224,116,580     213,131,233
                                                            -------------   -------------
             Total liabilities and shareholders' equity     $ 318,097,522   $ 277,452,579
                                                            =============   =============


                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                              FOR THE SECOND QUARTER ENDED      FOR THE FIRST HALF ENDED
                                             ------------------------------  ------------------------------
                                             AUGUST 5, 2001   JULY 30, 2000  AUGUST 5, 2001   JULY 30, 2000
                                             --------------   -------------  --------------   -------------
Net sales                                     $156,508,718    $131,969,736    $294,206,673    $244,531,175
Cost of goods sold, including buying,
  distribution and occupancy costs             108,330,880      88,185,078     204,072,250     162,852,073
                                              ------------    ------------    ------------    ------------
Gross margin                                    48,177,838      43,784,658      90,134,423      81,679,102
Selling, general and administrative
  expenses (Note 8)                             42,436,750      31,901,745      83,038,730      60,647,843
                                              ------------    ------------    ------------    ------------
Operating income                                 5,741,088      11,882,913       7,095,693      21,031,259
Net interest income                                 12,030         168,817         246,863         506,503
                                              ------------    ------------    ------------    ------------
Income before income tax expense                 5,753,118      12,051,730       7,342,556      21,537,762
Income tax expense (Note 6)                      2,209,000       4,681,000       2,819,000       8,362,000
                                              ------------    ------------    ------------    ------------
Net income                                    $  3,544,118    $  7,370,730    $  4,523,556    $ 13,175,762
                                              ============    ============    ============    ============
Comprehensive income (Note 1)                 $  3,544,118    $  7,370,730    $  4,523,556    $ 13,175,762
                                              ============    ============    ============    ============
Net income per share, basic
  (Notes 7, 8)                                $       0.11    $       0.23    $       0.14    $       0.42
                                              ------------    ------------    ------------    ------------
Net income per share, diluted
  (Notes 7, 8)                                $       0.11    $       0.23    $       0.14    $       0.41
                                              ------------    ------------    ------------    ------------
Weighted average shares outstanding,
  basic (Note 7)                                32,719,399      31,760,227      32,619,110      31,651,616
                                              ============    ============    ============    ============
Weighted average shares outstanding,
  diluted (Note 7)                              33,101,815      32,316,649      33,135,948      32,451,217
                                              ============    ============    ============    ============


                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE FIRST HALF ENDED
                                                                  ----------------------------------
                                                                  AUGUST 5, 2001       JULY 30, 2000
                                                                  --------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  4,523,556         $ 13,175,762
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                      12,752,374            8,904,154
  Loss on disposal of equipment                                       4,179,336
  Change in operating assets and liabilities:
    Accounts receivable                                              (2,861,077)          (3,690,118)
    Merchandise inventories                                         (41,580,992)         (36,202,242)
    Prepaid expenses                                                    694,046             (679,552)
    Deferred compensation and other assets                             (456,833)             147,653
    Accounts payable                                                  8,631,503           21,994,633
    Accrued liabilities                                               1,974,715             (181,295)
    Income taxes and deferred taxes                                   1,645,237              443,600
    Deferred rent                                                       589,501              661,024
                                                                   ------------         ------------
        Net cash (used in)/provided by operating activities          (9,908,634)           4,573,619

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property and equipment                              (38,857,354)         (25,644,766)
                                                                   ------------         ------------
        Net cash used in investing activities                       (38,857,354)         (25,644,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit agreement                              20,075,000                   --
  Proceeds from exercise of stock options                             3,686,628            1,858,052
  Principal payments under capital lease obligations                   (255,301)                  --
                                                                   ------------         ------------
        Net cash provided by financing activities                    23,506,327            1,858,052
                                                                   ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS:                          (25,259,661)         (19,213,095)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       28,971,240           32,416,794
                                                                   ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  3,711,579         $ 13,203,699
                                                                   ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $     39,089         $      1,008
  Income taxes                                                     $  1,173,763         $  7,918,400

--------------------------------------------------------------------------------

Supplemental disclosures of non-cash transactions: During the first half ended August 5, 2001 and July 30, 2000, the Company recorded an increase to additional paid-in capital of $2,485,008 and $2,725,706, respectively, related to tax benefits associated with the exercise of non-qualified stock options. In addition, during each of the first halves ended August 5, 2001 and July 30, 2000, the Company recorded an increase to additional paid-in capital of $290,155 related to the issuance of restricted stock to satisfy certain deferred compensation liabilities.


                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated financial statements are unaudited except for the February 4, 2001 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries (the "Company"). All significant inter-company transactions have been eliminated in consolidation.

     The Company's fiscal year is the 52- or 53-week period, which ends on the Sunday closest to the end of January. "Fiscal 2001" is a 52-week period that ends February 3, 2002. "Fiscal 2000" was a 53-week period that ended on February 4, 2001.

     In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the second quarter and first half ended August 5, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2002. For further information, refer to the financial statements and notes thereto as of and for the years ended February 4, 2001, January 30, 2000 and January 31, 1999.

NOTE 2 - CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

NOTE 3 - DEFERRED COMPENSATION AND OTHER ASSETS

     Deferred compensation and other assets consist of the following:

                                        AUGUST 5,        FEBRUARY 4,
                                          2001              2001
                                       ----------        ----------
          Deferred compensation        $7,238,735        $6,994,045
          Other assets                    236,925           275,682
                                       ----------        ----------
                                       $7,475,660        $7,269,727
                                       ==========        ==========

NOTE 4 - SHORT-TERM BORROWINGS

     The Company has a total credit facility of $55.0 million with a bank, which provides for a $30.0 million line of credit (the "Credit Line") to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the "Construction Facility") that can be used to finance the construction of the Company's new corporate office and distribution center. The Credit Line expires March 31, 2004. Upon completion of the new facilities, the Company can, at its option, convert any outstanding borrowings under the Construction Facility to a term loan. Interest on each of the credit facilities is payable monthly at the bank's prime rate (6.75% at August 5, 2001) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company's weighted average interest rate on its outstanding borrowings was 5.9% at August 5, 2001. At August 5, 2001, the Company had $11,075,000 outstanding under the Credit Line and $9,000,000 outstanding under the Construction Facility. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At August 5, 2001, the Company was in compliance with all of its covenants.

NOTE 5 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                     AUGUST 5,         FEBRUARY 4,
                                                                       2001               2001
                                                                    -----------        -----------

     Accrued compensation and benefits                              $ 4,676,852        $ 3,816,279
     Sales tax payable                                                2,781,528          1,284,465
     Accrued gift certificates and store merchandise credits          2,042,326          2,997,512
     Accrued employee medical plan expenses                           1,110,986            514,880
     Accrued freight costs                                            1,017,457            544,144
     Reserve for store expansion/relocation and closing                 637,608          1,489,943
     Other accrued liabilities                                        2,959,377          2,604,196
                                                                    -----------        -----------
                                                                    $15,226,134        $13,251,419
                                                                    ===========        ===========

NOTE 6 - FEDERAL AND STATE INCOME TAX EXPENSE

     The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 7 - NET INCOME PER SHARE, BASIC AND DILUTED

     The following table summarizes the computation of EPS:


SECOND QUARTER ENDED:                               AUGUST 5, 2001                             JULY 30, 2000
                                       --------------------------------------      ---------------------------------------
                                                                    PER SHARE                                    PER SHARE
                                       NET INCOME       SHARES       AMOUNT        NET INCOME        SHARES       AMOUNT
                                       ----------     ----------    ---------      -----------     ----------    ---------
BASIC EPS:

                                       $3,544,118     32,719,399      $0.11        $ 7,370,730     31,760,227      $0.23

DILUTED EPS:
Effect of dilutive stock options                         382,416                                      556,422
                                       ----------     ----------      -----        -----------     ----------      -----
                                       $3,544,118     33,101,815      $0.11        $ 7,370,730     32,316,649      $0.23
                                       ==========     ==========      =====        ===========     ==========      =====


FIRST HALF ENDED:                                  AUGUST 5, 2001                              JULY 30, 2000
                                       --------------------------------------      ---------------------------------------
                                                                    PER SHARE                                    PER SHARE
                                       NET INCOME       SHARES       AMOUNT        NET INCOME        SHARES       AMOUNT
                                       ----------     ----------    ---------      -----------     ----------    ---------

BASIC EPS:

                                       $4,523,556     32,619,110      $0.14        $13,175,762     31,651,616      $0.42
DILUTED EPS:
Effect of dilutive stock options                         516,838                                      799,601
                                       ----------     ----------      -----        -----------     ----------      -----
                                       $4,523,556     33,135,948      $0.14        $13,175,762     32,451,217      $0.41
                                       ==========     ==========      =====        ===========     ==========      =====

     Options to purchase 1,033,198 and 1,041,988 shares of common stock in the second quarter of fiscal 2001 and fiscal 2000, respectively, and 443,326 and 244,159 in the first half of fiscal 2001 and fiscal 2000, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

NOTE 8 - ONE-TIME NON-CASH CHARGE

     During the first quarter of fiscal 2001, the Company recorded a one-time non-cash charge of $2.5 million after tax ($4.2 million pre-tax), or $.08 per basic and diluted share, related to the disposal of most of the existing materials handling equipment in its current distribution center as part of its relocation to a new distribution facility in Anaheim, California scheduled for January 2002. The $4.2 million pre-tax charge is included in selling, general and administrative expenses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF OPERATIONS

The thirteen weeks ended August 5, 2001(second quarter) as compared to the thirteen weeks ended July 30, 2000 (second quarter)

     Net Sales

     Net sales increased to $156.5 million for the second quarter of fiscal 2001 from $132.0 million for the second quarter of fiscal 2000, an increase of $24.5 million, or 18.6%. Of this $24.5 million increase, $13.2 million was attributable to net sales generated by 89 new stores opened in fiscal 2001 and not yet included in the comparable store base, $11.2 million was attributable to net sales generated by 55 new stores opened in fiscal 2000 and not yet included in the comparable store base and $1.9 million was attributable to other non-comparable store net sales. An additional $7.9 million increase in net sales was attributable to a one week shift in the fiscal calendar. Fiscal 2000 was a fifty-three week period ended February 4, 2001 and fiscal 2001 will be a fifty-two week period ending February 3, 2002. The extra week in the prior fiscal year caused a change in the measurement period used in making period-to-period comparisons. Offsetting these increases was a $9.2 million decrease attributable to a 7.3% decrease in comparable store net sales in the second quarter of fiscal 2001 and a $.5 million decrease in net sales attributable to the closing of one and three stores during fiscal 2001 and fiscal 2000, respectively. The decrease in comparable store net sales was primarily attributable to decreases in net sales of young men's merchandise and, to a lesser extent, girls' merchandise, offset by increases in net sales of accessories and footwear. Other non-comparable store net sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company's merchandise remained relatively unchanged in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 and had no significant impact on the net sales increase for the second quarter of fiscal 2001.

     Gross Margin

     Gross margin, after buying, distribution and occupancy costs, increased to $48.2 million for the second quarter of fiscal 2001 from $43.8 million for the second quarter of fiscal 2000, an increase of $4.4 million, or 10.0%. As a percentage of net sales, gross margin was 30.8% for the second quarter of fiscal 2001 compared to 33.2% for the second quarter of fiscal 2000. Of this 2.4% decrease, occupancy costs increased 1.2% as a percentage of net sales compared to the second quarter of fiscal 2000, which was primarily related to lower comparable store net sales in the second quarter of fiscal 2001. In addition, net merchandise margins decreased 1.2% as a percentage of net sales, primarily due to a higher markdown rate.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $42.4 million for the second quarter of fiscal 2001 from $31.9 million for the second quarter of fiscal 2000, an increase of $10.5 million, or 32.9%. As a percentage of net sales, these expenses increased to 27.1% from 24.2%. Of this 2.9% net increase as a percentage of net sales, 1.9% was due to an increase in store payroll and other selling expenses, primarily as a result of lower comparable store net sales in the second quarter of fiscal 2001. In addition, advertising costs increased 1.0% as a percentage of net sales, primarily as a result of increased television advertising in comparison to the second quarter of fiscal 2000.

     Income Tax Expense

     Income tax expense was $2.2 million for the second quarter of fiscal 2001 compared to $4.7 million for the second quarter of fiscal 2000. The effective income tax rate was 38.4% for the second quarter of fiscal 2001 as compared to 38.8% for the second quarter of fiscal 2000.

The twenty-six weeks ended August 5, 2001(first half) as compared to the twenty-six weeks ended July 30, 2000 (first half)

     Net Sales

     Net sales increased to $294.2 million for the first half of fiscal 2001 from $244.5 million for the first half of fiscal 2000, an increase of $49.7 million, or 20.3%. Of this $49.7 million increase, $31.8 million was attributable to net sales generated by 55 new stores opened in fiscal 2000 and not yet included in the comparable store base, $17.0 million was attributable to net sales generated by 89 new stores opened in fiscal 2001 and not yet included in the comparable store base and $4.1 million was attributable to other non-comparable store net sales. An additional $10.2 million increase in net sales was attributable to a one week shift in the fiscal calendar. Fiscal 2000 was a fifty-three week period ended February 4, 2001 and fiscal 2001 will be a fifty-two week period ending February 3, 2002. The extra week in the prior fiscal year caused a change in the measurement period used in making period-to-period comparisons. Offsetting these increases was a $12.5 million decrease attributable to a 5.5% decrease in comparable store net sales in the first half of fiscal 2001 and a $0.9 million decrease in net sales attributable to the closing of one and three stores during fiscal 2001 and fiscal 2000, respectively. The decrease in comparable store net sales was primarily attributable to decreases in net sales of young men's merchandise and, to a lesser extent, girls' merchandise, offset by increases in net sales of accessories and footwear. Other non-comparable store net sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company's merchandise remained relatively unchanged in the first half of fiscal 2001 compared to the first half of fiscal 2000 and had no significant impact on the net sales increase for the first half of fiscal 2001.

     Gross Margin

     Gross margin, after buying, distribution and occupancy costs, increased to $90.1 million for the first half of fiscal 2001 from $81.7 million for the first half of fiscal 2000, an increase of $8.4 million, or 10.3%. As a percentage of net sales, gross margin was 30.6% for the first half of fiscal 2001 compared to 33.4% for the first half of fiscal 2000. Of this 2.8% decrease, occupancy costs increased 1.4% as a percentage of net sales compared to the first half of fiscal 2000, which was primarily related to lower comparable store net sales in the first half of fiscal 2001. In addition, net merchandise margins decreased 1.2% as a percentage of net sales, primarily due to a higher markdown rate, and buying costs increased .2%.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $83.0 million for the first half of fiscal 2001 from $60.6 million for the first half of fiscal 2000, an increase of $22.4 million, or 37.0%. As a percentage of net sales, these expenses increased to 28.2% from 24.8%. Of this 3.4% net increase as a percentage of net sales, 1.4% was due to a one-time non-cash after tax charge of $2.5 million related to the disposal of most of the existing materials handling equipment as part of the Company's relocation to a new distribution facility scheduled for January 2002. Of the remaining net increase of 2.0%, 1.8% was due to an increase in store payroll and other selling expenses as a percentage of net sales, primarily as a result of lower comparable store net sales in the first half of fiscal 2001. In addition, advertising costs increased .2% as a percentage of net sales.

     Income Tax Expense

     Income tax expense was $2.8 million for the first half of fiscal 2001 compared to $8.4 million for the first half of fiscal 2000. The effective income tax rate was 38.4% for the first half of fiscal 2001 as compared to 38.8% for the first half of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories. In December 2000, the Company purchased an undeveloped 19-acre parcel of land in close proximity to its current corporate office and distribution center for $12.2 million. The Company has begun construction of a new corporate office and distribution center on this property and anticipates they will be ready for occupancy in January 2002. The Company believes the new facilities will be capable of servicing at least 1,200 stores. The Company intends to sublease its existing corporate offices and distribution center for the remainder of the lease.

     Net cash used in operating activities for the first half of fiscal 2001 was $9.9 million as compared to net cash provided of $4.6 million for the first half of fiscal 2000. This $14.5 million increase in cash used was primarily attributable to an increase in inventories net of accounts payable of $18.7 million and a decrease in net income of $8.7 million. These were offset by a $4.2 million one-time non-cash charge for the disposal of most of the existing materials handling equipment in the Company's current distribution center, an increase in depreciation and amortization of $3.8 million, an increase in accrued liabilities of $2.2 million, a decrease in prepaid expenses of $1.4 million, an increase in accrued income taxes and deferred income taxes of $1.2 million, and other items netting to an increase of $.1 million. Working capital at August 5, 2001 decreased $2.4 million to $77.4 million compared to $79.8 million at February 4, 2001. Inventories at August 5, 2001 were $124.3 million compared to $82.7 million at February 4, 2001, an increase of $41.6 million. This increase was primarily related to opening 89 new stores and expanding/relocating 25 stores in the first half of fiscal 2001 with in excess of 50% larger average square footage than their previous locations. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

     Net cash used in investing activities was $38.9 million for property and equipment for the first half of fiscal 2001 compared to $25.6 million for property and equipment for the first half of fiscal 2000. Of the $38.9 million of net cash used for investment in property and equipment in the first half of fiscal 2001, $25.8 million was used for new and existing stores, $11.5 million was used for costs related to the construction of the new corporate office and distribution center and $1.6 million was used for other capital expenditures including computer hardware and software.

     Net cash provided by financing activities was $23.5 million for the first half of fiscal 2001 as compared to $1.9 million for the first half of 2000, an increase of $21.6 million. This $21.6 million increase in cash provided was primarily due to $20.1 million in short-term borrowings under the Company's credit facility and an increase of $1.8 million of proceeds received from the exercise of stock options. These increases were offset by $.3 million of principal payments under capital lease obligations.

     The Company has a total credit facility of $55.0 million with a bank, which provides for a $30.0 million line of credit (the "Credit Line") to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the "Construction Facility") that can be used to finance the construction of the Company's new corporate office and distribution center. The Credit Line expires March 31, 2004. Upon completion of the new facilities, the Company can, at its option, convert any outstanding borrowings under the Construction Facility to a term loan. Interest on each of the credit facilities is payable monthly at the bank's prime rate (6.75% at August 5, 2001) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company's weighted average interest rate on its outstanding borrowings was 5.9% at August 5, 2001. At August 5, 2001, the Company had $11.1 million outstanding under the Credit Line and $9.0 million outstanding under the Construction Facility. Additionally, the Company had $10.0 million in letters of credit outstanding at August 5, 2001. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At August 5, 2001, the Company was in compliance with all of its covenants.

     The Company plans to open approximately 46 new stores, of which approximately 29 will be PacSun stores, approximately 6 will be PacSun Outlet stores and approximately 11 will be d.e.m.o. stores during the remainder of fiscal 2001. The Company also plans to expand or relocate approximately 11 existing smaller stores during the remainder of fiscal 2001. The Company estimates that capital expenditures during the remainder of fiscal 2001 will be approximately $55 million, of which approximately $20 million will be for opening, expanding, and relocating stores, approximately $31 million will be to construct a new corporate office and distribution center and install a materials handling system, and approximately $4 million will be used for other capital expenditures, including computer hardware and software. The Company plans to open approximately 75 net new stores during the year ended February 2, 2003 ("fiscal 2002").

     The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. The Company closed three stores in fiscal 2000 and anticipates closing approximately five stores in fiscal 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS No. 141"), "Business Combinations," and Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Effective for fiscal years beginning on or after January 1, 2002, SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001, and, therefore, the Company's amortization of existing goodwill will cease on February 3, 2001. In addition, under SFAS No. 142, any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also includes requirements to test goodwill and indefinite lived intangible assets for impairment beginning in fiscal 2002. Currently, the Company is not a party to any agreement or understanding with respect to any prospective acquisition and does not anticipate any impairment on its existing goodwill. In the absence of any impairment issues, the Company expects the impact of these statements to increase pre-tax income by approximately $.3 million per year through 2022.

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

     EXPANSION AND MANAGEMENT OF GROWTH. PacSun's continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management's ability to manage the Company's planned expansion. During the remainder of fiscal 2001, the Company plans to open approximately 46 new stores, of which approximately 29 will be PacSun stores, approximately 6 will be PacSun Outlet stores and approximately 11 will be d.e.m.o. stores. In addition, the Company plans to open approximately 75 net new stores during fiscal 2002. The Company's planned expansion is dependant upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company's control may also affect the Company's ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company's operations grow, there could be increasing strain on the Company's resources, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     DEPENDENCE ON SINGLE DISTRIBUTION FACILITY AND PLANNED RELOCATION. The Company's distribution functions for all of its stores and for Internet sales are handled from a single, leased facility in Anaheim, California. The Company is currently constructing a new corporate office and distribution center in Anaheim, California, and anticipates they will be ready for occupancy in January 2002, to handle distribution functions for all of its stores as well as shipments of merchandise sold over the Internet. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures, relocation difficulties or other unforeseen causes would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's new corporate office and distribution center will be completed by January 2002, or that it will be adequate to support the Company's future growth. The Company will incur significant costs and expenditures to build its new facilities, which could have an impact on the Company's financial condition and results of operations. The actual cost of completing these facilities may be greater than the Company's current estimates.

     STORES IN THE D.E.M.O. FORMAT. The Company opened its first d.e.m.o. store in April of fiscal 1998 and as of August 5, 2001 operated 91 d.e.m.o. stores. There can be no assurance that the Company's d.e.m.o. stores will achieve sales and profitability levels that justify the Company's investment in this new retail format. Expansion of the d.e.m.o. format involves risks that could have a material adverse effect on the Company, including (i) diversion of management's attention from the Company's core business, (ii) difficulties with hiring, retention and training of key personnel for the d.e.m.o. stores, (iii) risks associated with new vendors and (iv) difficulties with locating and obtaining favorable store sites and negotiating acceptable lease terms.

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

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     To the extent the Company borrowed under its credit facility, the Company would be exposed to market risk related to changes in interest rates. At August 5, 2001, $20.1 million in borrowings were outstanding under the Company's credit facility. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies and Nature of Business in the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended February 4, 2001. The Company is not a party with respect to derivative financial instruments.

                            PART II-OTHER INFORMATION

Item 1 - Legal Proceedings - Not Applicable

Item 2 - Changes in Securities and Use of Proceeds - Not Applicable

Item 3 - Defaults Upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The 2001 Annual Meeting of Shareholders of the Company was held on May 30, 2001.

(b) At the 2001 Annual Meeting, Greg H. Weaver, Julius Jensen III, Pearson C. Cummin III, Peter L. Harris and Sally Frame Kasaks were elected as Directors of the Company for a one-year term ending in 2002.

Voting at the 2001 Annual Meeting for the election of directors was as set forth below. Each of the nominees identified below was elected a director.

                                          VOTES CAST                  VOTES
       NAME                                  FOR                     WITHHELD
       ----                               ----------                 --------
Greg H. Weaver                            28,328,039                  11,605
Julius Jensen III                         28,328,040                  11,604
Pearson C. Cummin III                     28,328,040                  11,604
Peter L. Harris                           28,328,040                  11,604
Sally Frame Kasaks                        28,328,040                  11,604

(c) In addition to the election of directors, the shareholders voted on and approved an amendment to the Company's 1999 Stock Award Plan (the "Plan") that increased the number of shares authorized to be issued under the Plan by an additional 2,000,000 shares and increased certain other share limits under the Plan.

Voting at the 2001 Annual Meeting for the amendment to the 1999 Stock Award Plan was as set forth below.

          VOTES CAST        VOTES CAST          VOTES            BROKER
             FOR             AGAINST          ABSTAINING        NON-VOTES
          ----------        ----------        ----------        ---------
          23,724,326        2,568,733           19,780          2,026,805

Item 5 - Other Information - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10.1 -- Second Amendment to Business Loan Agreement, dated as of August 1, 2001, between the Company and Bank of America N.A.

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

                                             Pacific Sunwear of California, Inc.
                                             (Registrant)


Date: September 11, 2001                     /s/ GREG H. WEAVER
                                             -----------------------------------
                                                 Greg H. Weaver
                                                 Chairman of the Board
                                                 and Chief Executive Officer


Date: September 11, 2001                     /s/ CARL W. WOMACK
                                             -----------------------------------
                                                 Carl W. Womack
                                                 Senior Vice President, Chief
                                                 Financial Officer and Secretary

                                 EXHIBIT INDEX

Exhibit
Number                                  Description
------                                  -----------

  10.1 Second Amendment to Business Loan Agreement, dated as of August 1, 2001, between the Company and Bank of America N.A.