Form 10-Q
period 2001-11-04
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2001-12-11
CIK 874841

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 4, 2001

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

                                                            YES [X]     NO [ ]

        The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, at December 7, 2001, was 32,742,148.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                                    FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 4, 2001

                                      INDEX


                                                                                                PAGE
PART I.     FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements:
             Consolidated Balance Sheets as of November 4, 2001 (unaudited) and
               February 4, 2001 ............................................................     3
             Consolidated Statements of Income and Comprehensive Income (unaudited) for
               the third quarter and nine months ended November 4, 2001 and October 29, 2000     4
              Consolidated Statements of Cash Flows (unaudited) for the nine months ended
                 November 4, 2001 and October 29, 2000 .....................................     5
              Notes to Consolidated Financial Statements ...................................    6-8

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations ....................................................    9-15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk .....................    15

PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings ..............................................................    16
Item 2.     Changes in Securities and Use of Proceeds ......................................    16
Item 3.     Defaults Upon Senior Securities ................................................    16
Item 4.     Submission of Matters to a Vote of Security Holders ............................    16
Item 5.     Other Information ..............................................................    16
Item 6.     Exhibits and Reports on Form 8-K ...............................................    16

            SIGNATURE PAGE .................................................................    17

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                           NOVEMBER 4,          FEBRUARY 4,
                                                                                              2001                 2001
                                                                                          -------------       -------------
                                                                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                                      $   3,284,677       $  28,971,240
  Accounts receivable                                                                         4,599,434           2,754,119
  Merchandise inventories                                                                   124,970,712          82,692,992
  Prepaid expenses, includes $7,995,096 and $6,663,284 of prepaid rent, respectively         10,560,446          10,187,317
  Deferred taxes                                                                              2,991,765           2,991,765
                                                                                          -------------       -------------
    Total current assets                                                                    146,407,034         127,597,433

PROPERTY AND EQUIPMENT:
  Land                                                                                       12,156,221          12,156,221
  Construction in progress -- new corporate office and distribution center                   26,371,667             705,501
  Leasehold improvements                                                                     98,080,115          83,770,420
  Furniture, fixtures and equipment                                                         105,627,530          91,703,631
                                                                                          -------------       -------------
    Total property and equipment                                                            242,235,533         188,335,773
  Less accumulated depreciation and amortization                                            (67,687,818)        (52,553,794)
                                                                                          -------------       -------------
    Net property and equipment                                                              174,547,715         135,781,979

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $1,529,848 and $1,296,325,
    respectively                                                                              6,569,917           6,803,440
  Deferred compensation and other assets (Note 3)                                             7,689,805           7,269,727
                                                                                          -------------       -------------
    Total other assets                                                                       14,259,722          14,073,167
                                                                                          -------------       -------------
                    Total assets                                                          $ 335,214,471       $ 277,452,579
                                                                                          =============       =============

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit (Note 4)                                                                 $          --       $          --
  Current portion of long term debt                                                               8,093                  --
  Current portion of capital lease obligations                                                  544,447             488,472
  Accounts payable                                                                           38,954,564          31,631,805
  Accrued liabilities (Note 5)                                                               16,709,430          13,251,419
  Income taxes payable                                                                        5,209,815           2,427,165
                                                                                          -------------       -------------
    Total current liabilities                                                                61,426,349          47,798,861
Long-term debt (Note 4)                                                                      23,616,186                  --
Long-term capital lease obligations                                                             660,832           1,102,857
Deferred compensation                                                                         7,139,805           7,268,377
Deferred rent                                                                                 8,312,683           7,210,923
Deferred taxes                                                                                  912,012             912,012
Other long-term liabilities                                                                      28,316              28,316

SHAREHOLDERS' EQUITY:
 Preferred stock, par value $.01; authorized, 5,000,000; none issued and outstanding                 --                  --
 Common stock, par value $.01; authorized 75,937,500 shares; issued and outstanding,
   32,737,173 and 32,441,435 shares, respectively                                               327,372             324,414
 Additional paid-in capital                                                                  87,736,885          81,161,034
 Retained earnings                                                                          145,054,031         131,645,785
                                                                                          -------------       -------------
   Total shareholders' equity                                                               233,118,288         213,131,233
                                                                                          -------------       -------------
                   Total liabilities and shareholders' equity                             $ 335,214,471       $ 277,452,579
                                                                                          =============       =============

                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                          FOR THE THIRD QUARTER ENDED           FOR THE NINE MONTHS ENDED
                                                         ------------------------------      ------------------------------
                                                          NOVEMBER 4,       OCTOBER 29,       NOVEMBER 4,       OCTOBER 29,
                                                             2001              2000              2001              2000
                                                         ------------      ------------      ------------      ------------
Net sales                                                $183,028,431      $163,733,234      $477,235,105      $408,264,409
Cost of goods sold, including buying,
distribution and occupancy costs                          122,242,313       108,745,739       326,314,563       271,597,812
                                                         ------------      ------------      ------------      ------------
Gross margin                                               60,786,118        54,987,495       150,920,542       136,666,597
Selling, general and administrative expenses
(Note 8)                                                   46,464,965        34,792,054       129,503,696        95,439,897
                                                         ------------      ------------      ------------      ------------
Operating income                                           14,321,153        20,195,441        21,416,846        41,226,700
Net interest income                                           103,538           309,191           350,400           815,694
                                                         ------------      ------------      ------------      ------------
Income before income tax expense                           14,424,691        20,504,632        21,767,246        42,042,394
Income tax expense (Note 6)                                 5,540,000         7,956,000         8,359,000        16,318,000
                                                         ------------      ------------      ------------      ------------
Net income                                               $  8,884,691      $ 12,548,632      $ 13,408,246      $ 25,724,394
                                                         ============      ============      ============      ============
Comprehensive income (Note 1)                            $  8,884,691      $ 12,548,632      $ 13,408,246      $ 25,724,394
                                                         ============      ============      ============      ============

Net income per share, basic
(Notes 7, 8)                                             $       0.27      $       0.39      $       0.41      $       0.81
                                                         ------------      ------------      ------------      ------------

Net income per share, diluted
(Notes 7, 8)                                             $       0.27      $       0.39      $       0.41      $       0.79
                                                         ------------      ------------      ------------      ------------
Weighted average shares outstanding, basic (Note 7)        32,736,544        32,005,598        32,658,255        31,763,001
                                                         ============      ============      ============      ============
Weighted average shares outstanding, diluted
(Note 7)                                                   32,900,753        32,429,520        33,092,030        32,438,384
                                                         ============      ============      ============      ============

                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              FOR THE NINE MONTHS ENDED
                                                                           -------------------------------
                                                                            NOVEMBER 4,        OCTOBER 29,
                                                                               2001               2000
                                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 13,408,246       $ 25,724,394

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                             19,894,841         14,148,307
   Loss on disposal of equipment (Note 8)                                     4,179,336                 --


   Change in operating assets and liabilities:

     Accounts receivable                                                     (1,845,315)        (2,328,789)
     Merchandise inventories                                                (42,277,720)       (31,652,705)
     Prepaid expenses                                                          (373,129)          (938,271)
     Deferred compensation and other assets                                    (295,999)            (3,992)
     Accounts payable                                                         7,322,759          8,581,885
     Accrued liabilities                                                      3,458,011         (1,732,377)
     Income taxes and deferred taxes                                          5,276,658          5,286,004
     Deferred rent                                                            1,101,760          1,000,891
                                                                           ------------       ------------
        Net cash provided by operating activities                             9,849,448         18,085,347
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in property and equipment                                     (62,544,607)       (36,040,856)
                                                                           ------------       ------------
        Net cash used in investing activities                               (62,544,607)       (36,040,856)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under long term debt obligations                           23,600,000                 --
   Principal payments under capital lease obligations                          (386,050)                --
   Proceeds from exercise of stock options                                    3,794,646          3,864,457
                                                                           ------------       ------------
        Net cash provided by financing activities                            27,008,596          3,864,457
                                                                           ------------       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS:                                  (25,686,563)       (14,091,052)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               28,971,240         32,416,794
                                                                           ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  3,284,677       $ 18,325,742
                                                                           ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
Cash paid during the period for:
  Interest                                                                 $    328,688       $      1,404
  Income taxes                                                             $  3,082,342       $ 11,031,996


Supplemental disclosures of non-cash transactions: During the nine months ended November 4, 2001 and October 29, 2000, the Company recorded an increase to additional paid-in capital of $2,494,008 and $3,574,379, respectively, related to tax benefits associated with the exercise of non-qualified stock options. In addition, during each of the nine months ended November 4, 2001 and October 29, 2000, the Company recorded an increase to additional paid-in capital of $290,155 related to the issuance of restricted stock to satisfy certain deferred compensation liabilities. During the third quarter of fiscal 2001, the Company financed the purchase of a vehicle for $24,279.

                             See accompanying notes

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        The accompanying consolidated financial statements are unaudited except for the February 4, 2001 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries (the "Company"). All significant inter-company transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

        The Company's fiscal year is the 52- or 53-week period, which ends on the Saturday or Sunday closest to the end of January. "Fiscal 2001" is a 52-week period that ends on Saturday, February 2, 2002. "Fiscal 2000" was a 53-week period that ended on Sunday, February 4, 2001.

        In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the third quarter and nine months ended November 4, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002. For further information, refer to the financial statements and notes thereto as of and for the years ended February 4, 2001, January 30, 2000 and January 31, 1999.

NOTE 2 - CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

NOTE 3 - DEFERRED COMPENSATION AND OTHER ASSETS

        Deferred compensation and other assets consist of the following:

                           NOVEMBER 4,     FEBRUARY 4,
                              2001            2001
                           ----------      ----------
Deferred compensation      $7,443,659      $6,994,045
Other assets                  246,146         275,682
                           ----------      ----------
                           $7,689,805      $7,269,727
                           ==========      ==========

NOTE 4 - DEBT

        The Company has a total credit facility of $55.0 million with a bank, which provides for a $30.0 million line of credit (the "Credit Line") to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the "Construction Facility") that can be used to finance the construction of the Company's new corporate office and distribution center. The Credit Line expires March 31, 2004. Upon completion of the new facilities, the Company can, at its option, convert any outstanding borrowings under the Construction Facility to a term loan. Interest on each of the credit facilities is payable monthly at the bank's prime rate (5.50% at November 4, 2001) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company's weighted average interest rate on its outstanding borrowings was 5.08% at November 4, 2001. At November 4, 2001, the Company had no borrowings outstanding under the Credit Line and $23,600,000 outstanding under the Construction Facility. Additionally, the Company had $7.8 million in letters of credit outstanding at November 4, 2001. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At November 4, 2001, the Company was in compliance with all of its covenants.

NOTE 5 - ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

                                                             NOVEMBER 4,       FEBRUARY 4,
                                                                2001              2001
                                                             -----------      -----------
Accrued compensation and benefits                            $ 6,674,592      $ 3,816,279
Sales tax payable                                              2,004,125        1,284,465
Accrued gift certificates and store merchandise credits        2,073,784        2,997,512
Accrued employee medical plan expenses                         1,435,266          514,880
Accrued freight costs                                            475,786          544,144
Reserve for store expansion/relocation and closing               288,666        1,489,943
Reserve for corporate rent expenses (Note 8)                     700,000               --
Other accrued liabilities                                      3,057,211        2,604,196
                                                             -----------      -----------
                                                             $16,709,430      $13,251,419
                                                             ===========      ===========

NOTE 6 - FEDERAL AND STATE INCOME TAX EXPENSE

        The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 7 - NET INCOME PER SHARE, BASIC AND DILUTED

        The following table summarizes the computation of EPS:

THIRD QUARTER ENDED:                                 NOVEMBER 4, 2001                              OCTOBER 29, 2000
                                      -----------------------------------------      ---------------------------------------------
                                                                     PER SHARE                                          PER SHARE
                                       NET INCOME       SHARES         AMOUNT        NET INCOME         SHARES            AMOUNT
                                      -----------    -----------    -----------      -----------      -----------      -----------
BASIC EPS:

                                      $ 8,884,691     32,736,544    $      0.27      $12,548,632       32,005,598      $      0.39
DILUTED EPS:
Effect of dilutive stock options                         164,209                                          423,922
                                      $ 8,884,691     32,900,753    $      0.27      $12,548,632       32,429,520      $      0.39

NINE MONTHS ENDED:                                   NOVEMBER 4, 2001                         OCTOBER 29, 2000
                                      ----------------------------------------    ---------------------------------------
                                                                     PER SHARE                                  PER SHARE
                                       NET INCOME        SHARES        AMOUNT     NET INCOME         SHARES       AMOUNT
                                      -----------      ----------    ---------    -----------      ----------   ---------
BASIC EPS:
                                      $13,408,246      32,658,255      $0.41      $25,724,394      31,763,001      $0.81
DILUTED EPS:
Effect of dilutive stock options                          433,775                                     675,383
                                      $13,408,246      33,092,030      $0.41      $25,724,394      32,438,384      $0.79

        Options to purchase 2,225,728 and 1,066,795 shares of common stock in the third quarter of fiscal 2001 and fiscal 2000, respectively, and 1,053,665 and 856,168 in the first nine months of fiscal 2001 and fiscal 2000, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

NOTE 8 -- CORPORATE MOVE-RELATED CHARGES

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

        During the third quarter of fiscal 2001, the Company recorded a $.7 million charge to reserve for rent expense associated with the Company's current corporate offices, which will be unused when the Company moves into its new corporate offices and distribution center in January 2002. The reserve encompasses rent expense from February 2002 through August 2002, after which time the Company currently believes a tenant will be identified to sublease the premises. To the extent management's estimates relating to their ability to sublease these premises during this time frame change, additional charges may be recorded in the future. As of February 2, 2002, the aggregate net remaining obligation under this lease is approximately $7,500,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF OPERATIONS

The thirteen weeks ended November 4, 2001 (third quarter) as compared to the thirteen weeks ended October 29, 2000 (third quarter)

        Net Sales

        Net sales increased to $183.0 million for the third quarter of fiscal 2001 from $163.7 million for the third quarter of fiscal 2000, an increase of $19.3 million, or 11.8%. Of this $19.3 million increase, $22.6 million was attributable to net sales generated by 124 new stores opened in fiscal 2001 and not yet included in the comparable store base, $5.8 million was attributable to net sales generated by 26 new stores opened in fiscal 2000 and not yet included in the comparable store base, $2.2 million was attributable to other non-comparable store net sales, offset by a $7.7 million decrease in net sales attributable to a one week shift in the fiscal calendar, a $3.1 million decrease in net sales attributable to a 2.2% decrease in comparable store net sales in the third quarter of fiscal 2001 and a $.5 million decrease in net sales attributable to the closing of five and two stores during fiscal 2001 and fiscal 2000, respectively. Fiscal 2000 was a fifty-three week period ended February 4, 2001 and fiscal 2001 will be a fifty-two week period ending February 2, 2002. The extra week in the prior fiscal year caused a change in the measurement period used in making period-to-period comparisons. The decrease in comparable store net sales was primarily attributable to decreases in sales of young men's merchandise offset by increases in sales of girls' merchandise, accessories and footwear. Other non-comparable store net sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company's merchandise remained relatively unchanged in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 and had no significant impact on the net sales increase for the third quarter of fiscal 2001.

        Gross Margin

        Gross margin, after buying, distribution and occupancy costs, increased to $60.8 million for the third quarter of fiscal 2001 from $55.0 million for the third quarter of fiscal 2000, an increase of $5.8 million, or 10.5%. As a percentage of net sales, gross margin was 33.2% for the third quarter of fiscal 2001 compared to 33.6% for the third quarter of fiscal 2000. Of this .4% decrease, occupancy costs increased 1.8% as a percentage of net sales compared to the third quarter of fiscal 2000, which was related to lower comparable store net sales in the third quarter of fiscal 2001 as well as opening 124 new stores in the first nine months of fiscal 2001. Occupancy costs as a percentage of net sales for new stores are generally higher than for mature stores. Offsetting the increase in occupancy costs was a 1.4% increase in net merchandise margins, primarily due to a lower markdown rate.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $46.5 million for the third quarter of fiscal 2001 from $34.8 million for the third quarter of fiscal 2000, an increase of $11.7 million, or 33.6%. As a percentage of net sales, these expenses increased to 25.4% from 21.2%. Of this 4.2% net increase as a percentage of net sales, 2.4% was due to an increase in store payroll and other store selling expenses as a result of lower comparable store net sales in the third quarter of fiscal 2001 as well as opening 124 new stores in the first nine months of fiscal 2001. Store payroll and other store selling expenses as a percentage of net sales for new stores are generally higher than for mature stores. Of the remaining increase of 1.8%, 1.3% resulted from an increase in general and administrative expenses, primarily due to a difficult comparison from the third quarter of last year when year to date bonus expenses were reversed. In addition, .5% was due to the Company's reserving of rent expense for its current corporate offices, which will be unused when the Company moves into its new corporate offices and distribution center in January 2002. See Note 8 to the consolidated financial statements.

        Income Tax Expense

        Income tax expense was $5.5 million for the third quarter of fiscal 2001 compared to $8.0 million for the third quarter of fiscal 2000. The effective income tax rate was 38.4% for the third quarter of fiscal 2001 as compared to 38.8% for the third quarter of fiscal 2000.

        The thirty-nine weeks ended November 4, 2001 (nine months) as compared to the thirty-nine weeks ended October 29, 2000 (nine months)

        Net Sales

        Net sales increased to $477.2 million for the first nine months of fiscal 2001 from $408.3 million for the first nine months of fiscal 2000, an increase of $68.9 million, or 16.9%. Of this $68.9 million increase, $39.6 million was attributable to net sales generated by 124 new stores opened in fiscal 2001 and not yet included in the comparable store base, $37.5 million was attributable to net sales generated by 26 new stores opened in fiscal 2000 and not yet included in the comparable store base, $6.5 million was attributable to other non-comparable store net sales, $2.4 million was attributable to a one week shift in the fiscal calendar, offset by a $15.6 million decrease attributable to a 4.2% decrease in comparable store net sales in the first nine months of fiscal 2001 and a $1.5 million decrease attributable to the closing of five and two stores during fiscal 2001 and fiscal 2000, respectively. Fiscal 2000 was a fifty-three week period ended February 4, 2001 and fiscal 2001 will be a fifty-two week period ending February 2, 2002. The extra week in the prior fiscal year caused a change in the measurement period used in making period-to-period comparisons. The decrease in comparable store net sales was primarily attributable to decreases in sales of young men's merchandise and, to a lesser extent, girls' merchandise, offset by increases in sales of accessories and footwear. Other non-comparable store net sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company's merchandise remained relatively unchanged in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000 and had no significant impact on the net sales increase for the first nine months of fiscal 2001.

        Gross Margin

        Gross margin, after buying, distribution and occupancy costs, increased to $150.9 million for the first nine months of fiscal 2001 from $136.7 million for the first nine months of fiscal 2000, an increase of $14.2 million, or 10.4%. As a percentage of net sales, gross margin was 31.6% for the first nine months of fiscal 2001 compared to 33.5% for the first nine months of fiscal 2000. Of this 1.9% decrease, occupancy costs increased 1.6% as a percentage of net sales compared to the first nine months of fiscal 2000, which was primarily related to lower comparable store net sales as well as opening 124 new stores in the first nine months of fiscal 2001. Occupancy costs as a percentage of net sales for new stores are generally higher than for mature stores. In addition, net merchandise margins decreased .2% as a percentage of net sales, primarily due to a higher markdown rate, and buying costs increased .1% as a percentage of net sales.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $129.5 million for the first nine months of fiscal 2001 from $95.4 million for the first nine months of fiscal 2000, an increase of $34.1 million, or 35.7%. As a percentage of net sales, these expenses increased to 27.1% from 23.4%. Of this 3.7% net increase as a percentage of net sales, 2.0% was due to an increase in store payroll and other store selling expenses, primarily as a result of lower comparable store net sales as well as opening 124 new stores in the first nine months of fiscal 2001. Store payroll and other store selling expenses as a percentage of net sales for new stores are generally higher than for mature stores. In addition, .8% was due to a one-time non-cash charge of $4.2 million related to the disposal of most of the existing materials handling equipment as part of the Company's relocation to a new distribution facility scheduled for January 2002. Of the remaining increase of .9%, .5% was due to an increase in general and administrative expenses, .2% was due to an increase in advertising costs and .2% was due to the Company's reserving of rent expense for its current corporate offices, which will be unused when the Company moves into its new corporate offices and distribution center in January 2002. See Note 8 to the consolidated financial statements.

        Income Tax Expense

        Income tax expense was $8.4 million for the first nine months of fiscal 2001 compared to $16.3 million for the first nine months of fiscal 2000. The effective income tax rate was 38.4% for the first nine months of fiscal 2001 as compared to 38.8% for the first nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations from internally generated cash flow, short-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores and financing of inventories. In December 2000, the Company purchased an undeveloped 19-acre parcel of land in close proximity to its current corporate office and distribution center for $12.2 million. The Company is constructing a new corporate office and distribution center on this property and anticipates the facilities will be ready for occupancy in January 2002. The Company believes the new facilities will be capable of servicing at least 1,200 stores. The Company intends to sublease its existing corporate offices and distribution center for the remainder of the lease (see Note 8 to the consolidated financial statements).

        Net cash provided by operating activities for the first nine months of fiscal 2001 was $9.8 million as compared to $18.1 million for the first nine months of fiscal 2000. This $8.3 million decrease in cash provided by operations was attributable to a decrease in net income of $12.3 million and an increase in inventories net of accounts payable of $11.9 million, offset by an increase in depreciation and amortization of $5.7 million, an increase in accrued liabilities of $5.2 million, a $4.2 million one-time non-cash charge and other items netting to an increase of $.8 million. Working capital at November 4, 2001 increased $5.2 million to $85.0 million compared to $79.8 million at February 4, 2001. Inventories at November 4, 2001 were $125.0 million compared to $82.7 million at February 4, 2001, an increase of $42.3 million. This increase was primarily related to opening 119 net new stores and expanding/relocating 31 stores in the first nine months of fiscal 2001 with in excess of 50% larger average square footage than their previous locations. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

        Net cash used in investing activities was $62.5 million for property and equipment for the first nine months of fiscal 2001 compared to $36.0 million for property and equipment for the first nine months of fiscal 2000. Of the $62.5 million of net cash used for investment in property and equipment in the first nine months of fiscal 2001, $34.6 million was used for new and existing stores, $25.7 million was used for costs related to the construction of the new corporate office and distribution center and $2.2 million was used for other capital expenditures including computer hardware and software.

        Net cash provided by financing activities was $27.0 million for the first nine months of fiscal 2001 as compared to $3.9 million for the first nine months of 2000, an increase of $23.1 million. This $23.1 million increase in cash provided was primarily due to $23.6 million in borrowings under the Company's construction facility. This increase was offset by $.4 million of principal payments under capital lease obligations and a decrease of $.1 million in proceeds received from the exercise of stock options.

        The Company has a total credit facility of $55.0 million with a bank, which provides for a $30.0 million line of credit (the "Credit Line") to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the "Construction Facility") that can be used to finance the construction of the Company's new corporate office and distribution center. The Credit Line expires March 31, 2004. Upon completion of the new facilities, the Company can, at its option, convert any outstanding borrowings under the Construction Facility to a term loan. Interest on each of the credit facilities is payable monthly at the bank's prime rate (5.50% at November 4, 2001) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company's weighted average interest rate on its outstanding borrowings was 5.08% at November 4, 2001. At November 4, 2001, the Company had no borrowings outstanding under the Credit Line and $23.6 million outstanding under the Construction Facility. Additionally, the Company had $7.8 million in letters of credit outstanding at November 4, 2001. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At November 4, 2001, the Company was in compliance with all of its covenants.

        The Company plans to open approximately 11 new stores, of which approximately 6 will be PacSun stores, approximately 1 will be a PacSun Outlet store and approximately 4 will be d.e.m.o. stores during the remainder of fiscal 2001. The Company also plans to expand or relocate approximately 4 existing smaller stores to larger locations during the remainder of fiscal 2001. The Company estimates that capital expenditures during the remainder of fiscal 2001 will be approximately $31.1 million, of which approximately $13.1 million will be to construct the new corporate offices and distribution center and install a materials handling system, approximately $14.2 million will be for opening, expanding, and relocating stores, and approximately $3.8 million will be used for other capital expenditures, including computer hardware, software and furniture. The Company plans to open approximately 75 net new stores during the year ending February 1, 2003 ("fiscal 2002"), of which approximately 58 will be PacSun stores, approximately 7 will be PacSun Outlet stores and approximately 10 will be d.e.m.o. stores.

        The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. The Company closed three stores in fiscal 2000 and anticipates closing approximately 1 more store during the remainder of fiscal 2001.

        Management believes that the Company's working capital, credit facility and cash flows from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the next twelve months.

INFLATION

        The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company's business will not be affected by inflation in the future.

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS No. 141"), "Business Combinations," and Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Effective for fiscal years beginning on or after January 1, 2002, SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001, and, therefore, the Company's amortization of existing goodwill will cease on February 2, 2001. In addition, under SFAS No. 142, any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also includes requirements to test goodwill and indefinite lived intangible assets for impairment beginning in fiscal 2002. As of the date hereof, the Company is not a party to any agreement or understanding with respect to any prospective acquisition and does not anticipate any impairment on its existing goodwill. In the absence of any impairment issues, the Company expects the impact of these statements to increase pre-tax income by approximately $.3 million per year through 2022.

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

        EXPANSION AND MANAGEMENT OF GROWTH. PacSun's continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management's ability to manage the Company's planned expansion. During the remainder of fiscal 2001, the Company plans to open approximately 11 new stores, of which approximately 6 will be PacSun stores, approximately 1 will be a PacSun Outlet store and approximately 4 will be d.e.m.o. stores. In addition, the Company plans to open approximately 75 net new stores during fiscal 2002, of which approximately 58 will be PacSun stores, approximately 7 will be PacSun Outlet stores and approximately 10 will be d.e.m.o. stores. The Company's planned expansion is dependant upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company's control may also affect the Company's ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company's operations grow, there could be increasing strain on the Company's resources, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        DEPENDENCE ON SINGLE DISTRIBUTION FACILITY AND PLANNED RELOCATION. The Company's distribution functions for all of its stores and for internet sales are handled from a single, leased facility in Anaheim, California. The Company is currently constructing a new corporate office and distribution center in Anaheim, California, which it anticipates will be ready for occupancy in January 2002. The distribution center will handle distribution functions for all of its stores as well as shipments of merchandise sold over the internet. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures, relocation difficulties or other unforeseen causes would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's new corporate office and distribution center will be completed by January 2002, or that the facilities will be adequate to support the Company's future growth. The Company will incur significant costs and expenditures to build its new facilities, which could have an impact on the Company's financial condition and results of operations. The actual cost of completing these facilities may be greater than the Company's current estimates.

        STORES IN THE D.E.M.O. FORMAT. The Company opened its first d.e.m.o. store in April of fiscal 1998 and as of November 4, 2001 operated 97 d.e.m.o. stores. There can be no assurance that the Company's d.e.m.o. stores will achieve sales and profitability levels that justify the Company's investment in this new retail format. Expansion of the d.e.m.o. format involves risks that could have a material adverse effect on the Company, including (i) diversion of management's attention from the Company's core business, (ii) difficulties with hiring, retention and training of key personnel for the d.e.m.o. stores, (iii) risks associated with new vendors and (iv) difficulties with locating and obtaining favorable store sites and negotiating acceptable lease terms.

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

        ECONOMIC IMPACT OF RECENT TERRORIST ATTACKS. The majority of the Company's stores are located in regional shopping malls. In response to the terrorist attacks of September 11, 2001, security is being heightened in public areas. Any further threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in regional shopping malls. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. For example, on September 11, 2001, a substantial number of the Company's stores were closed early due to closure of the malls in response to the terrorist attacks. Mall closures as well as lower customer traffic due to security concerns could result in decreased sales that would have a material adverse affect on the Company's business, financial condition and results of operations.


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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        To the extent the Company borrows under its credit facility, the Company is exposed to market risk related to changes in interest rates. At November 4, 2001, $23.6 million in borrowings were outstanding under the Company's credit facility. Based on the weighted average interest rate of 5.08% on the Company's credit facility during the thirty-nine weeks ended November 4, 2001, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the Company's credit facility, net income would be reduced by approximately $3,000 per year. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies and Nature of Business in the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended February 4, 2001. The Company is not a party with respect to derivative financial instruments.

                            PART II-OTHER INFORMATION

Item 1 - Legal Proceedings - On September 17, 2001, a former Pacific Sunwear employee filed a putative class action lawsuit which alleges that Pacific Sunwear has not properly paid wages to its California-based store managers, co-managers and assistant managers. The action, Auden
         v. Pacific Sunwear of California, Inc., Case No. 01CC00383, was filed in the California Superior Court for the County of Orange. The complaint in the action seeks both monetary and injunctive relief. Pacific Sunwear has filed an answer in the action denying the allegations and raising affirmative defenses. No class has been certified at this time.

         Pacific Sunwear is party to other litigation matters, none of which is material.

Item 2 - Changes in Securities and Use of Proceeds - Not Applicable

Item 3 - Defaults Upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders - None

Item 5 - Other Information - Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits:

                None.

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

                                       Pacific Sunwear of California, Inc.
                                       (Registrant)


Date: December 10, 2001                /s/   GREG H. WEAVER
                                       -----------------------------------------
                                       Greg H. Weaver
                                       Chairman of the Board
                                       and Chief Executive Officer


Date: December 10, 2001                /s/   CARL W. WOMACK
                                       -----------------------------------------
                                       Carl W. Womack
                                       Senior Vice President, Chief
                                       Financial Officer and Secretary