Form 10-K
period 2002-02-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2002-03-29
CIK 874841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: February 2, 2002

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to

                         Commission file number 0-21296

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.
             (Exact name of registrant as specified in its charter)

          California                                            95-3759463
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

3450 E. Miraloma Avenue, Anaheim, California                       92806
               (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (714) 414-4000

        Securities Registered Pursuant to Section 12(b) of the Act: NONE
           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |.

      The aggregate market value of Common Stock held by non-affiliates of the registrant on March 26, 2002 was approximately $749 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

      On March 26, 2002 the registrant had 32,809,602 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Pacific Sunwear of California, Inc. and its wholly owned subsidiaries (the "Company" or the "Registrant") is a leading specialty retailer of everyday casual apparel, accessories and footwear designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based, chains of retail stores under the names "Pacific Sunwear" (also known as "PacSun"), "Pacific Sunwear (PacSun) Outlet," and "d.e.m.o." PacSun and PacSun Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teenagers and young adults. d.e.m.o. specializes in hip-hop music inspired casual apparel and related accessories catering to teenagers and young adults. In addition, the Company operates a web site through a wholly owned subsidiary that sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company.

As of the year ended February 2, 2002 ("fiscal 2001"), the Company operated 549 PacSun stores, 68 PacSun Outlet stores and 101 d.e.m.o. stores for a total of 718 stores in 48 states and Puerto Rico. As of March 23, 2002, the Company operated 564 PacSun stores, 68 PacSun Outlet stores and 103 d.e.m.o. stores for a total of 735 stores in 48 states and Puerto Rico.

The Company, a California corporation, was incorporated in August 1982.

Store Formats

Pacific Sunwear ("PacSun") stores - The Company's original and primary store format, located primarily in regional malls, offers a selection of board-sport inspired casual apparel, footwear and related accessories to satisfy the casual wardrobe needs of its customers. PacSun targets customers between the ages of 12 and 22. Within each merchandise classification, PacSun stores offer a broad selection, with the goal of being viewed by its customers as the dominant retailer in its niche. PacSun stores average approximately 3,300 square feet in size. The Company currently seeks locations of approximately 4,000 square feet for its new PacSun stores. At the end of fiscal 2001, the Company operated 549 PacSun stores.

Pacific Sunwear ("PacSun") Outlet - These stores average approximately 4,000 square feet and are located in value-oriented outlet malls, both open-air and enclosed. This format carries a selection similar to the PacSun mall stores, with an emphasis on value pricing. The merchandise offerings at PacSun Outlets consist primarily of off-price branded merchandise, private brand merchandise and a smaller selection of full-priced branded merchandise. At the end of fiscal 2001, the Company operated 68 PacSun Outlet stores.

d.e.m.o. - d.e.m.o. stores, located in regional malls, average approximately 2,400 square feet and offer a broad assortment of hip-hop music inspired casual apparel and related accessories. d.e.m.o. targets customers between the ages of 16 and 24. d.e.m.o. stores have no merchandise overlap with PacSun or PacSun Outlet stores, and many d.e.m.o. stores are located in the same mall as a PacSun store. At the end of fiscal 2001, the Company operated 101 d.e.m.o. stores.

Strategy

The Company's mission is to be the leading lifestyle retailer of casual fashion apparel, footwear and accessories for teens. The Company's target customers are young men and women between the ages of 12 and 24. The Company believes its customers want to stay current with or ahead of fashion trends and continually seek newness in their everyday wear. The Company offers a complete wardrobe selection representing fashion trends considered timely by the Company's target customers. The key elements of the Company's strategy are as follows:

Offer Popular Name Brands Supplemented by Private Brands. In each of its store formats, the Company offers a carefully edited selection of popular name brands supplemented by private brands, with the goal of being seen by its teenage and young adult customers as the source for wardrobe choices appropriate to their lifestyle. The Company believes that its merchandising strategy differentiates its stores from its competitors who may offer 100% private labels or greater than 80% name brands or seek to serve a wider customer base and age range. See "--Merchandising."

Promote the PacSun and d.e.m.o. Brand Images. The Company promotes the PacSun and d.e.m.o. brands through national print advertising in major magazines that target teens and young adults. In the past, the Company has sponsored lifestyle events consistent with the PacSun brand image, including the Winter and Summer X Games, and has conducted PacSun television advertising campaigns. The Company's current promotional efforts are focused exclusively on national print advertising, a trend that we expect to continue through the year ended February 1, 2003 ("fiscal 2002"). We expect that this will reduce our advertising expenses as a percentage of sales from approximately 1.9% to approximately 1.2%.

Actively Manage Merchandise Trends. The Company does not attempt to dictate fashion, but instead devotes considerable effort to identifying emerging fashion trends and brand names. By using focus groups, listening to its customers and store employees, monitoring sell-through trends, testing small quantities of new merchandise in a limited number of stores, and maintaining domestic and international sourcing relationships, the Company enhances its ability to identify and respond to emerging fashion trends and brand names as well as develop new private brand styles in order to capitalize on existing fashion trends.

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

Provide Attentive Customer Service. The Company is committed to offering courteous, professional and nonintrusive customer service. The Company strives to give its young customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Responding to the expressed preferences of its customers, the Company trains its employees to greet each customer, to give prompt and courteous assistance when asked, and to thank customers after purchases are made, but to refrain from giving extensive unsolicited advice. PacSun and PacSun Outlet stores display large assortments of name brands and private brands, merchandised by category. d.e.m.o. merchandise is displayed by brand together with vendor logo signage. Additionally, the stores provide a friendly and social atmosphere for teens with appropriate background music, while also providing a comfortable environment for parents and other adults. The Company believes the combination of its attentive customer service and its unique store environments is key to its success.

Store Growth Strategy. The Company intends to continue its store growth through the opening of new stores under its three formats. During fiscal 2002, the Company plans to open approximately 75 new stores among its three formats. The Company also plans to expand or relocate approximately 30 existing smaller PacSun stores during fiscal 2002. See "--Expansion."

Internet Strategy. The Company began selling merchandise over the internet in June 1999 at www.pacsun.com. The website offers a selection of the same merchandise carried in the PacSun stores. In addition, the website offers content including videos, contests, advice columns and lifestyle articles. The Company maintains a substantial database of e-mail names that it uses for marketing purposes. The Company also advertises its website as a shopping destination on major internet portals as well as markets its website in its PacSun stores using in-store signage, merchandise bags and receipts. The Company's internet strategy benefits from the Company's nationwide retail presence of its stores and the strong brand recognition of PacSun, a loyal and internet-savvy customer base, the participation of PacSun's key brands and the ability to return merchandise to PacSun stores. In addition, the Company believes that its strong financial position and proven merchandising track record gives it competitive advantage over start-up companies that sell merchandise solely over the internet.

MERCHANDISING

      Merchandise

PacSun, PacSun Outlet and d.e.m.o. stores offer a broad selection of casual apparel and related accessories for young men ("guys") and young women ("girls") with the goal of being viewed by their customers as the dominant retailer for their lifestyle.

The following table sets forth the Company's merchandise assortment as a percentage of net sales for the periods shown:

                                       Fiscal Year Ended
                                   --------------------------
                                   Feb. 2,  Feb. 4,  Jan. 30,
                                     2002    2001     2000
                                   -------  -------  --------
                     Guys apparel      46%     50%      54%
                     Girls apparel     28      26       25
                     Accessories       17      16       13
                     Footwear           9       8        8
                                   -------  -------  --------
                     Total            100%    100%     100%
                                   =======  =======  ========

The Company offers many name brands best known by its target customers. PacSun offers a wide selection of well-known board-sport inspired name brands, such as Quiksilver, Billabong and Hurley. d.e.m.o. offers well-known name brands sought by its target customers, such as Sean John, J. Lo and Phat Farm/Baby Phat. In addition, the Company continuously adds and supports up-and-coming new brands in both PacSun and d.e.m.o. Quiksilver accounted for approximately 11% of total net sales during fiscal 2001. No other vendor accounted for more than 7% of total net sales during fiscal 2001.

The Company supplements its name brand offerings with private brands. The Company believes that offering high-quality private brands contributes to its status as a key fashion resource for the casual lifestyle and differentiates the Company from its competitors. In addition, private brands provide the Company an opportunity to broaden its customer base by providing merchandise of comparable quality to brand name merchandise at lower prices, to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of its merchandise. The Company's private brand merchandise is designed internally by a product design group in collaboration with the Company's buying staff. The sourcing group oversees the manufacture and delivery of the private brand merchandise, with manufacturing done on a contract basis domestically, in Asia and in Mexico. Private brand merchandise sales accounted for 34% and 36% of the Company's net sales in fiscal 2001 and fiscal 2000, respectively.

      Vendor and Contract Manufacturer Relationships

The Company views its vendor relationships as important to its success and promotes frequent personal interaction with its vendors. The Company believes many of its vendors view PacSun stores, PacSun Outlets and d.e.m.o. stores as important distribution channels, in many cases as one of their largest customers, which enhance their own brand image in the eyes of the customer. The Company's vendor base currently includes more than 250 vendors. The Company maintains strong and interactive relationships with its vendors, many of whose philosophies of controlled distribution and merchandise development are consistent with the Company's strategy. The Company generally purchases merchandise from vendors who prefer distributing through specialty retailers, small boutiques and, in some cases, better department stores, rather than distributing their merchandise through mass-market channels.

To encourage the design and development of new merchandise, the Company frequently shares ideas regarding fashion trends and merchandise sell-through information with its vendors. The Company also suggests merchandise design and fabrication to certain vendors. The Company encourages the development of new vendor relationships by attending trade shows and through its weekly "Open-house

Wednesday" program, during which new vendors are encouraged to make presentations of their merchandise to the Company's buying staff. A number of the Company's key vendors have been introduced to the Company through this program.

The Company has cultivated its private brand sources with a view toward high-quality merchandise, production reliability and consistency of fit. The Company sources its private brand merchandise both domestically and internationally in order to benefit from the lower costs associated with foreign manufacturing and the shorter lead times associated with domestic manufacturing.

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

All merchandise is delivered to the Company's distribution facility, where it is inspected, received into the Company's computer system, allocated to stores, ticketed when necessary, and boxed for distribution to the Company's stores. Each store is typically shipped merchandise three to five times a week, providing it with a steady flow of new merchandise. The Company uses a national and a regional small package carrier to ship merchandise to its stores and occasionally uses airfreight during peak selling periods.

In January 2002, the Company completed construction of and occupied its new corporate offices and distribution center located in Anaheim, California. The Company believes the new facilities are capable of servicing at least 1,200 stores.

STORES

      Locations

The Company has expanded from 11 stores in California at the end of fiscal 1986 to 718 stores in 48 states and Puerto Rico at the end of fiscal 2001. The table below sets forth the number of stores located in each state as of the end of fiscal 2001:

STATE                            PacSun        PacSun        d.e.m.o       Total
--------------------------------------------------------------------------------
Alabama                            8             2                           10
--------------------------------------------------------------------------------
Alaska                             2                                          2
--------------------------------------------------------------------------------
Arizona                           11             2              2            15
--------------------------------------------------------------------------------
California                        62            12             19            93
--------------------------------------------------------------------------------
Colorado                           8             1              2            11
--------------------------------------------------------------------------------
Connecticut                        9                            1            10
--------------------------------------------------------------------------------
Delaware                           3             1                            4
--------------------------------------------------------------------------------
Florida                           43             7             11            61
--------------------------------------------------------------------------------
Georgia                           15             1              4            20
--------------------------------------------------------------------------------
Hawaii                             5                            1             6
--------------------------------------------------------------------------------
Idaho                              3                                          3
--------------------------------------------------------------------------------
Illinois                          18             1              5            24
--------------------------------------------------------------------------------
Indiana                           14             1              3            18
--------------------------------------------------------------------------------
Iowa                               7                                          7
--------------------------------------------------------------------------------
Kansas                             3                                          3
--------------------------------------------------------------------------------
Kentucky                           6                            1             7
--------------------------------------------------------------------------------
Louisiana                          7                            2             9
--------------------------------------------------------------------------------
Maine                              2             2                            4
--------------------------------------------------------------------------------
Maryland                          13             1              5            19
--------------------------------------------------------------------------------
Massachusetts                     17             1              3            21
--------------------------------------------------------------------------------
Michigan                          21             3              4            28
--------------------------------------------------------------------------------
Minnesota                         11             1              1            13
--------------------------------------------------------------------------------
Mississippi                        2                                          2
--------------------------------------------------------------------------------
Missouri                           9             1                           10
--------------------------------------------------------------------------------
Montana                            3
--------------------------------------------------------------------------------
Nebraska                           3                                          3
--------------------------------------------------------------------------------
Nevada                             4             1                            5
--------------------------------------------------------------------------------
New Hampshire                      4             1                            5
--------------------------------------------------------------------------------
New Jersey                        20             2              6            28
--------------------------------------------------------------------------------
New Mexico                         2                                          2
--------------------------------------------------------------------------------
New York                          24             6              6            36
--------------------------------------------------------------------------------
North Carolina                    11             1              3            15
--------------------------------------------------------------------------------
North Dakota                       3                                          3
--------------------------------------------------------------------------------
Ohio                              29             2              5            36
--------------------------------------------------------------------------------
Oklahoma                           4                                          4
--------------------------------------------------------------------------------
Oregon                             5             2                            7
--------------------------------------------------------------------------------
Pennsylvania                      37             4              7            48
--------------------------------------------------------------------------------
Rhode Island                       1                                          1
--------------------------------------------------------------------------------
South Carolina                     5             2              3            10
--------------------------------------------------------------------------------
South Dakota                       2                                          2
--------------------------------------------------------------------------------
Tennessee                          9             2                           11
--------------------------------------------------------------------------------
Texas                             32             3              5            40
--------------------------------------------------------------------------------
Utah                               8             1                            9
--------------------------------------------------------------------------------
Vermont                            2             1                            3
--------------------------------------------------------------------------------
Virginia                          13             2              1            16
--------------------------------------------------------------------------------
Washington                        10                                         10
--------------------------------------------------------------------------------
West Virginia                      5                                          5
--------------------------------------------------------------------------------
Wisconsin                         10                                         10
--------------------------------------------------------------------------------
Puerto Rico                        4             1              1             6
--------------------------------------------------------------------------------
Total                            549            68            101           718
                              ==================================================

      Store Expansion

During fiscal 2001, the Company opened 129 net new stores, which included 87 PacSun stores, 21 PacSun Outlet stores and 21 d.e.m.o. stores. In addition, the Company expanded or relocated 35 PacSun stores during fiscal 2001. During fiscal 2002, the Company plans to open approximately 75 net new stores, of which approximately 58 will be PacSun stores, approximately seven will be PacSun Outlet stores and approximately 10 will be d.e.m.o. stores. The Company also plans to expand or relocate approximately 30 existing smaller PacSun stores during fiscal 2002. The Company has identified regional malls in major metropolitan areas nationwide and in Puerto Rico for potential new stores subject to financial return and site selection criteria. As of the date of this filing, substantially all of the leases for the approximately 75 stores the Company expects to open in fiscal 2002 have been executed.

The Company's site selection strategy is to locate its stores primarily in regional malls serving markets that meet its demographic criteria, including average household income and population density. The Company also considers mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. The Company currently seeks PacSun store locations of approximately 4,000 square feet and d.e.m.o. store locations of approximately 2,000-2,400 square feet primarily in high-traffic locations within regional malls. The Company currently seeks PacSun Outlet store locations of approximately 4,000 square feet primarily in high-traffic value-oriented outlet malls, both open-air and enclosed.

The Company's average cost to build a new store, across all formats, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $239,000 and $236,000 in fiscal 2001 and fiscal 2000, respectively. The average cost of expanding or relocating a store was approximately $360,000 and $269,000 in fiscal 2001 and fiscal 2000, respectively. The increase in the average cost of expanding or relocating a store in fiscal 2001 as compared to fiscal 2000 was primarily due to receiving fewer and lower landlord allowances in fiscal 2001. The average total cost to build new stores and relocate or expand stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company's average initial inventory for new stores opened in fiscal 2001 was as follows: approximately $128,000 for PacSun stores, approximately $124,000 for PacSun Outlet stores and approximately $109,000 for d.e.m.o. stores. The Company's initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

The Company's continued growth depends on its ability to open and operate stores on a profitable basis. The Company's ability to expand successfully will be dependent upon a number of factors, including sufficient demand for the Company's merchandise in its existing and new markets and the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management and other employees.

      Store Operations

Each store has a manager, co-manager, assistant manager, and approximately four to ten part-time sales associates. Approximately seven to twelve stores are managed by a district manager and approximately six to nine district managers report to a regional manager. Regional, district, store managers and store co-managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. Company stores are open during mall shopping hours. The Company has well-established store operating policies and procedures and an extensive four-week in-store training program for new store managers and co-managers. The Company places great emphasis on its loss prevention program in order to control inventory shrinkage. This program includes the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention, and monitoring of returns, voids and employee sales. Since fiscal 1991, the Company has achieved an inventory shrinkage rate of 1.3% or less of net sales in each fiscal year.

INFORMATION SYSTEMS

The Company's merchandise, financial and store computer systems are fully integrated and operate using primarily IBM equipment. The software, which is primarily provided by one of the largest vendors to the retail trade, is regularly upgraded or modified as needs arise or change. The Company's information systems provide management, buyers and planners comprehensive data that helps them identify emerging trends and manage inventories. The systems include purchase order management, electronic data interchange, open order reporting, open-to-buy, receiving, distribution, merchandise allocation, basic stock replenishment, inter-store transfers, inventory and price management. Weekly best/worst item sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories and are frequently revised to reflect changes in demand for a particular item or classification.

All of the Company's stores have a point-of-sale system operating on IBM in-store computer hardware. The system features bar-coded ticket scanning, automatic price look-up, dial-out check and credit authorization and automatic nightly transmittal of data between the store and the Company's corporate offices. Each of the regional and district managers uses a laptop computer and can instantly access Company-wide information, including actual and budgeted sales by store, district and region, transaction information and payroll data. The Company believes its management information systems are adequate to support its planned expansion at least through fiscal 2002.

COMPETITION

The retail apparel, footwear and accessory business is highly competitive. PacSun stores, PacSun Outlets and d.e.m.o. stores compete on a national level with certain leading department stores and national chains that offer the same or similar brands and styles of merchandise. The Company's stores also compete with a wide variety of regional and local specialty stores, such as Abercrombie and Fitch, American Eagle Outfitters, The Gap, Old Navy and Wet Seal. Many of the Company's competitors are larger and have significantly greater resources than the Company. The Company believes the principal competitive factors in its industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.

TRADEMARKS AND SERVICE MARKS

The Company is the owner in the United States of the marks "Pacific Sunwear of California," "PacSun," "Pacific Sunwear," and "d.e.m.o." The Company also uses and has registered, or has a pending registration on a number of other marks. The Company has also registered many of its marks outside of the United States. The Company believes its rights in its marks are important to its business and the Company intends to maintain its marks and the related registrations.

EMPLOYEES

At February 2, 2002, the Company had approximately 8,100 employees, of whom approximately 5,400 were part-time. Of the total employees, approximately 400 were employed at the Company's corporate headquarters and distribution center. A significant number of seasonal employees are hired during peak selling periods. None of the Company's employees is represented by a labor union, and the Company believes that its relationships with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and titles of persons serving as executive officers of the Company as of March 23, 2002.

EXECUTIVE OFFICERS:           AGE   POSITION
-------------------           ---   --------
Greg H. Weaver                 48   Chairman of the Board and Chief Executive
                                    Officer

Timothy M. Harmon              50   President and Chief Merchandising Officer

Carl W. Womack                 50   Senior Vice President, Chief Financial
                                    Officer and Secretary

Set forth below is certain information with respect to executive officers of the Company.

Greg H. Weaver, who joined the Company in July 1987, has served as Chairman of the Board and Chief Executive Officer since November 1997. He served as President and Chief Executive Officer from October 1996 to November 1997 and as a director since February 1996. Prior to October 1996, Mr. Weaver served in various senior level executive positions. Prior to joining the Company, he was employed for 13 years by Jaeger Sportswear Ltd. in both operational and merchandising capacities for the U.S. and Canadian stores.

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

ITEM 2. PROPERTIES

In January 2002, the Company completed construction of and moved into its new corporate office and distribution center located in Anaheim, California. The Company's new facilities encompass approximately 550,000 square feet and are in close proximity to its former corporate office and distribution center. The Company believes the new facilities are capable of servicing at least 1,200 stores.

The Company continues to lease its former facilities of approximately 267,000 square feet under a lease expiring in February 2008. In addition, the Company continues to sublease a portion of the same building (approximately 70,000 square feet) under a sublease expiring in February 2008. The Company is currently seeking a tenant to sublease its former facilities for the remainder of the lease.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the NASDAQ National Market under the symbol "PSUN". The following table sets forth for the quarterly periods indicated the high and low bid prices per share of the common stock as reported by NASDAQ:

FISCAL 2001                                             HIGH               LOW
--------------------------------------------------------------------------------
1st Quarter                                            $35.88             $20.00
2nd Quarter                                             26.05              17.86
3rd Quarter                                             19.03              11.45
4th Quarter                                             24.32              15.05

Fiscal 2000                                             High               Low
--------------------------------------------------------------------------------
1st Quarter                                            $39.00             $17.75
2nd Quarter                                             36.88              11.63
3rd Quarter                                             22.75              12.56
4th Quarter                                             35.25              17.56

As of March 23, 2002, the number of holders of record of common stock of the Company was approximately 300 and the number of beneficial holders of the common stock was in excess of 5,500.

The Company has never declared or paid any dividends on its common stock and does not intend to pay any dividends on its common stock in the foreseeable future. In addition, the Company's current credit facility prohibits the payment of cash dividends on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA

The balance sheet and income statement data as of February 2, 2002 and February 4, 2001 and for each of the three fiscal years in the period ended February 2, 2002 are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected consolidated operating data below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. The consolidated balance sheet and consolidated income statement data as of January 30, 2000, January 31, 1999, and February 1, 1998 and for each of the two fiscal years in the period ended January 31, 1999 are derived from audited consolidated financial statements of the Company, which are not included herein.

                                                                                FISCAL YEAR ENDED (1)
                                                   -----------------------------------------------------------------------------
                                                      FEB. 2,          FEB. 4,         JAN. 30,        JAN. 31,        FEB. 1,
                                                       2002             2001            2000            1999            1998
                                                   ------------     ------------    ------------    ------------    ------------
                                                           (in thousands, except per share and selected operating data)
CONSOLIDATED INCOME STATEMENT DATA:
Net sales                                          $    684,840     $    589,438    $    436,808    $    321,125    $    227,130
Cost of goods sold (including buying,
  distribution and occupancy costs)                     464,660          391,816         284,187         212,859         150,219
                                                   ------------     ------------    ------------    ------------    ------------
Gross margin                                            220,180          197,622         152,621         108,266          76,911
Selling, general and administrative expenses            175,898          133,999          96,117          70,369          51,093
                                                   ------------     ------------    ------------    ------------    ------------
Operating income                                         44,282           63,623          56,504          37,897          25,818
Net interest income                                         470            1,344             916             977           1,248
                                                   ------------     ------------    ------------    ------------    ------------
Income before income tax expense                         44,752           64,967          57,420          38,874          27,066
Income tax expense                                       17,186           25,213          22,119          15,369          10,707
                                                   ------------     ------------    ------------    ------------    ------------
Net income                                         $     27,566     $     39,754    $     35,301    $     23,505    $     16,359
                                                   ============     ============    ============    ============    ============
Net income per share, diluted (2)                  $       0.83     $       1.22    $       1.10    $       0.73    $       0.53
                                                   ============     ============    ============    ============    ============
Weighted average shares outstanding, diluted (2)         33,106           32,548          32,190          32,233          30,644
                                                   ============     ============    ============    ============    ============
SELECTED CONSOLIDATED OPERATING DATA:
Stores open at end of period                                718              589             450             342             272
Stores opened during period                                 135              142             111              74              52
Stores acquired during period                                --               --              --              --              15
Stores closed during period                                   6                3               3               4               4
Capital expenditures (000's)                       $     89,664     $     60,429    $     40,219    $     31,603    $     21,020
Average net sales per gross square foot (3) (4)    $        321     $        368    $        398    $        403    $        408
Average net sales per store (3) (4)                $  1,031,000     $  1,082,000    $  1,084,000    $  1,034,000    $    959,000
Square footage of gross store space                   2,319,149        1,764,123       1,254,373         888,507         679,357
Comparable store net sales (decrease)/
  increase (4) (5)                                         (2.5)%            3.5%            7.8%            8.6%           15.1%
CONSOLIDATED BALANCE SHEET DATA:
Working capital                                    $     78,900     $     79,799    $     67,351    $     47,545    $     48,119
Total assets                                            355,441          277,453         209,342         147,775         121,666
Long-term debt                                           24,597               --              --              --              --
Shareholders' equity                               $    247,955     $    213,131    $    161,826    $    116,697    $     96,563

----------

(1) Except for the fiscal year ended February 4, 2001, which included 53 weeks, all fiscal years presented included 52 weeks. Effective February 1, 2002, the Company changed its fiscal year end from the Sunday closest to the end of January to the Saturday closest to the end of January. As a result, the last day of fiscal 2001 was Saturday, February 2, 2002.
(2) Adjusted to give effect to the three-for-two stock splits effected as of June 8, 1999 and June 8, 1998.
(3) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.
(4) These amounts have been adjusted to exclude the fifty-third week in the fiscal year ended February 4, 2001.
(5) Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening. In conjunction with the expansion or relocation of certain stores to a larger format with a square footage increase of 15% or more, the Company excludes each such store's net sales results from the first day of the month of its expansion or relocation. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its expansion or relocation. In conjunction with the conversion of certain PacSun stores to the d.e.m.o. format, the Company excludes each such store's net sales results from the first day of the month of its conversion. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its conversion to the d.e.m.o. format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-K. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Cautionary Note Regarding Forward-Looking Statements and Risk Factors" in this section.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reported period. Actual results could differ from these estimates. The accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating reported financial results include the following:

Revenue Recognition - Sales are recognized upon purchase by customers at the Company's retail store locations or through the Company's website. The Company has recorded reserves to estimate sales returns by customers based on historical sales return results. Actual return rates have historically been within management's expectations and the reserves established. However, in the unlikely event that the actual rate of sales returns by customers increased significantly, the Company's operational results could be adversely affected.

Inventory Valuation - Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management's best estimate of their fair market value. Management bases the decision to mark down merchandise based upon the age of the item and its current rate of sale. To the extent that management estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company's gross margins and operating results. The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could increase future markdown rates.

Corporate Rent Reserve - During fiscal 2001, the Company recorded a $1.4 million charge to reserve for rent expense associated with the Company's former corporate offices, which remain unused after the Company's relocation to its new corporate offices and distribution center at the end of fiscal 2001. The reserve is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. To the extent this time frame changes, additional charges may be recorded in the future from $1.4 million per year up to the net remaining obligation under the lease depending on the facts and circumstances in existence at the time. As of February 2, 2002, the aggregate net remaining obligation under this lease was approximately $7.5 million.

Litigation - The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and has made no provision for potential litigation losses. Depending on the actual outcome of pending litigation, charges would be recorded in the future that may have an adverse affect on the Company's operating results.

RESULTS OF OPERATIONS

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the fiscal years indicated:

                                                   AS A PERCENTAGE OF NET SALES,
                                                         FISCAL YEAR ENDED
                                                   -----------------------------
                                                   FEB. 2,    FEB. 4,   JAN. 30,
                                                    2002       2001      2000
                                                   -------    -------   --------
Net sales                                          100.0%     100.0%    100.0%
Cost of goods sold (including buying,
 distribution and occupancy costs)                  67.8       66.5      65.1
                                                   -----      -----     -----
Gross margin                                        32.2       33.5      34.9
Selling, general and administrative expenses        25.7       22.7      22.0
                                                   -----      -----     -----
Operating income                                     6.5       10.8      12.9
Interest income, net                                 0.1        0.2       0.2
                                                   -----      -----     -----
Income before income tax expense                     6.6       11.0      13.1
Income tax expense                                   2.6        4.3       5.0
                                                   -----      -----     -----
Net income                                           4.0%       6.7%      8.1%
                                                   =====      =====     =====
Number of stores open at end of period               718        589       450

FISCAL 2001 COMPARED TO FISCAL 2000

Net Sales

Net sales increased to $684.8 million in fiscal 2001 from $589.4 million in fiscal 2000, an increase of $95.4 million, or 16.2%. Of this $95.4 million increase, $69.9 million was attributable to net sales generated by 135 new stores opened in fiscal 2001 not yet included in the comparable store base, $40.2 million was attributable to net sales generated by new stores opened in fiscal 2000 not yet included in the comparable store base and $8.3 million was attributable to other non-comparable store sales. Offsetting these increases was a $13.0 million decrease in net sales attributable to a 2.5% decrease in comparable store net sales in fiscal 2001 compared to the comparable fifty-two week period ended February 3, 2001, a $6.1 million decrease in net sales attributable to the one less week in fiscal 2001 (fiscal 2001 had fifty-two weeks and fiscal 2000 had fifty-three weeks), a $2.5 million decrease in net sales attributable to the closing of six stores during fiscal 2001 and three stores during fiscal 2000 and a $1.4 million decrease due to the change in the Company's fiscal year end from the Sunday closest to the end of January to the Saturday closest to the end of January effective for fiscal 2001. Other non-comparable sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the 2.5% decrease in comparable store net sales in fiscal 2001, PacSun and PacSun Outlet comparable store net sales decreased 2.8% and d.e.m.o. comparable store net sales increased 1.6%. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Average retail prices of merchandise sold remained relatively unchanged in fiscal 2001 compared to fiscal 2000 and had no significant impact on the net sales increase for fiscal 2001.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $220.2 million in fiscal 2001 from $197.6 million in fiscal 2000, an increase of $22.6 million, or 11.4%. As a percentage of net sales, gross margin was 32.2% for fiscal 2001 compared to 33.5% for fiscal 2000. Of this 1.3% decrease, occupancy costs for fiscal 2001 increased 1.4% as a percentage of net sales compared to fiscal 2000, primarily due to the 2.5% decrease in comparable store net sales in fiscal 2001 as well as opening 135 new stores in fiscal 2001. Occupancy costs as a percentage of net sales for new stores are generally higher than for mature stores. Offsetting this increase was a .1% decrease in buying and distribution costs as a percentage of net sales in fiscal 2001 compared to fiscal 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $175.9 million in fiscal 2001 from $134.0 million in fiscal 2000, an increase of $41.9 million, or 31.3%. As a percentage of net sales, these expenses increased to 25.7% from 22.7%. Of this 3.0% net increase, 1.6% was due to an increase in store payroll and other store selling expenses, primarily as a result of lower comparable store net sales as well as opening 135 new stores in fiscal 2001. Store payroll and other store selling expenses as a percentage of net sales for new stores are generally higher than for mature stores. In addition, .6% was due to the one-time non-cash charge of $4.2 million related to the disposal of most of the materials handling equipment in the Company's former distribution center. Of the remaining increase of .8%, .3% was due to an increase in general and administrative expenses, .2% was due to an increase in store closing expenses, ..2% was due to the Company's charge to reserve for rent expense for the Company's former corporate office and distribution center that became unused when the Company moved into its new corporate office and distribution center at the end of fiscal 2001 and .1% was due to an increase in advertising expenses.

Net Interest Income

Net interest income was $.5 million in fiscal 2001 compared to $1.3 million in fiscal 2000, a decrease of $.8 million. This decrease was primarily the result of lower average cash balances and lower interest rates during fiscal 2001 as compared to fiscal 2000.

Income Tax Expense

Income tax expense was $17.2 million in fiscal 2001 compared to $25.2 million in fiscal 2000. The effective income tax rate in fiscal 2001 was 38.4% compared to 38.8% in fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales

Net sales increased to $589.4 million in fiscal 2000 from $436.8 million in fiscal 1999, an increase of $152.6 million, or 34.9%. Of this $152.6 million increase, $79.4 million was attributable to net sales generated by 142 new stores opened in fiscal 2000 not yet included in the comparable store base, $40.9 million was attributable to net sales generated by new stores opened in fiscal 1999 not yet included in the comparable store base, $14.0 million was attributable to a 3.5% increase in comparable store net sales in fiscal 2000 compared to the comparable fifty-three week period ended February 6, 2000, $12.2 million was attributable to other non-comparable store sales and $7.8 million was attributable to the fifty-third week in fiscal 2000 (fiscal 1999 had fifty-two weeks). Offsetting these increases was a $1.7 million decrease in net sales attributable to the closing of three stores during fiscal 1999 and three stores during fiscal 2000. Other non-comparable sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the 3.5% increase in comparable store net sales in fiscal 2000, PacSun and PacSun Outlet comparable store net sales increased 3.1% and d.e.m.o. comparable store net sales increased 10.3%. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Average retail prices of merchandise sold decreased approximately 5.4% in fiscal 2000 compared to fiscal 1999, primarily related to a higher markdown rate.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations from internally generated cash flow, short-term and long-term borrowings and equity financing. The Company's primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores, financing of inventories and, in fiscal 2001, construction of the Company's new corporate offices and distribution center.

Net cash provided by operating activities for fiscal 2001, fiscal 2000 and fiscal 1999 was $55.1 million, $50.6 million and $49.6 million, respectively. The $4.5 million increase in cash provided by operations in fiscal 2001 as compared to fiscal 2000 was attributable to an increase in depreciation and amortization of $7.3 million, an increase in accrued liabilities of $5.1 million, a one-time non-cash charge of $4.2 million in fiscal 2001 related to the disposal of most of the materials handling equipment from the Company's former distribution center and other items netting to an increase of $.1 million, offset by a decrease in net income of $12.2 million. Working capital at the end of fiscal 2001, fiscal 2000 and fiscal 1999 was $78.9 million, $79.8 million and $67.4 million, respectively. Inventories at February 2, 2002 were $102.5 million compared to $82.7 million at February 4, 2001, an increase of $19.8 million or 23.9%. The Company's average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas. The increase in inventories at February 2, 2002 was primarily related to opening 135 new stores and 35 expanded/relocated stores that have in excess of 50% larger average square footage than their previous locations. The increase in accounts payable of $5.9 million at February 2, 2002 compared to February 4, 2001 was primarily attributable to the increase in inventories and the costs associated with the construction of the Company's new corporate office and distribution center at February 2, 2002.

Net cash used in investing activities in fiscal 2001, fiscal 2000 and fiscal 1999 was $89.7 million, $60.4 million and $40.2 million, respectively, which was used for investment in property and equipment. Of the $89.7 million of net cash used for investment in property and equipment in fiscal 2001, $41.6 million was used for costs related to the construction of the new corporate office and distribution center, $37.0 million was used for 135 new stores and 35 expansions/relocations opened in fiscal 2001, $6.5 million was used for the initial construction costs of new stores and expansions/relocations to be opened in fiscal 2002, $2.9 million was used for other capital expenditures including computer hardware and software and $1.7 million was used for maintenance capital expenditures on existing stores in fiscal 2001.

Net cash provided by financing activities in fiscal 2001, fiscal 2000 and fiscal 1999 was $28.7 million, $6.4 million and $4.0 million, respectively. Of the $28.7 million of net cash provided by financing activities in fiscal 2001, $25.0 million was due to borrowings under the Company's construction facility and $4.2 million was due to proceeds received from the exercise of stock options, offset by $.5 million of principal payments under capital lease obligations. All prior year amounts were primarily due to the exercise of stock options.

The Company has a credit facility of $55.0 million with a bank, which provides for a $30.0 million line of credit (the "Credit Line") to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the "Construction Facility") that was used to finance the construction of the Company's new corporate office and distribution center. The Credit Line expires March 31, 2004. At any time until September 30, 2002, the Company can, at its option, convert the outstanding borrowings under the Construction Facility to a term loan due April 30, 2006. As of the date of this filing, the Company had not converted the Construction Facility to a term loan. Interest on each of the Credit Line and Construction Facility is payable monthly at the bank's prime rate (4.75% at February 2, 2002) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company's weighted average interest rate on its outstanding borrowings was 4.63% at February 2, 2002. At February 2, 2002, the Company had no borrowings outstanding under the Credit Line and $25.0 million outstanding under the Construction Facility. The Company intends to convert the outstanding borrowings under the Construction Facility to a term loan. Upon conversion, the Company would be required to make minimum principal payments of $416,667 in fiscal 2002 under the term loan. Accordingly, this principal payment amount of the Construction Facility has been classified as current portion of long-term debt. Additionally, the Company had $7.3 million in letters of credit outstanding at February 2, 2002. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At February 2, 2002, the Company was in compliance with all of the covenants.

The Company has minimum annual rental commitments under existing store leases, the lease for its former corporate offices and distribution center and capital leases of approximately $67.2 million in fiscal 2002 and similar amounts thereafter. For details concerning the Company's financial commitments under these arrangements, as well as a description of the Company's credit agreement, please see Notes 3 and 6 to the consolidated financial statements.

The Company's average cost to build a new store, across all formats, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $239,000 and $236,000 in fiscal 2001 and fiscal 2000, respectively. The average cost of expanding or relocating a store was approximately $360,000 and $269,000 in fiscal 2001 and fiscal 2000, respectively. The increase in the average cost of expanding or relocating a store in fiscal 2001 as compared to fiscal 2000 was primarily due to receiving fewer and lower landlord allowances in fiscal 2001. The average total cost to build new stores and relocate or expand stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company's average initial inventory, at cost, for new stores opened in fiscal 2001 was approximately $128,000 for PacSun stores, approximately $124,000 for PacSun Outlet stores and approximately $109,000 for d.e.m.o. stores. The Company's initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

During fiscal 2002, the Company plans to open approximately 75 new stores, of which approximately 58 will be PacSun stores, approximately seven will be PacSun Outlet stores and approximately 10 will be d.e.m.o. stores. The Company also plans to expand or relocate 30 existing smaller PacSun stores. In fiscal 2002, capital expenditures are expected to be approximately $40 million, of which approximately $36 million will be for opening approximately 75 new stores and for approximately 30 expansions/relocations, and approximately $4 million will be used for other capital expenditures including maintenance capital on existing stores and computer hardware and software.

The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. The Company closed six stores in fiscal 2001 and anticipates closing five to ten stores in fiscal 2002.

The Company relies primarily on internally generated cash flows to finance its operations. In addition, to the extent necessary, the Company relies on its credit facility to finance operations and provide additional resources for capital expenditures. Management believes that the Company's working capital, cash flows from operating activities and credit facility will be sufficient to meet the Company's operating and capital expenditure requirements through the end of fiscal 2002.

The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results, cash flows from operations and financial condition. Any economic downturn that affects the retail industry as a whole could also adversely affect the Company's business, operating results, cash flows from operations and financial condition.

A significant decrease in the Company's operating results could adversely affect the Company's ability to maintain required financial ratios under the Company's credit facility. Required financial ratios include total liabilities to tangible net worth ratio, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility. The most likely result would require the Company to either renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms. As of February 2, 2002, the Company had $25 million outstanding under its credit facility.

The Company leases all of its retail store locations under operating leases. The Company also leases equipment from time to time under capital leases. Also, at any time, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. For details concerning the Company's financial commitments under these arrangements, as well as a description of the Company's credit agreement, please see Notes 3 and 6 to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activities -- The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," on February 5, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Business Combinations, Goodwill and Other Intangible Assets -- In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("SFAS No. 141"), "Business Combinations," and Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Effective for fiscal years beginning on or after January 1, 2002, SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and, therefore, the

Company's amortization of existing goodwill ceased on February 2, 2002. In addition, under SFAS No. 142, any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also includes requirements to test goodwill and intangible assets with indefinite lives for impairment beginning in fiscal 2002. As of the date hereof, the Company is not a party to any agreement or understanding with respect to any prospective acquisition and does not anticipate any impairment on its existing goodwill. In the absence of any impairment issues, the Company expects the impact of these statements to increase pre-tax income by approximately $.3 million per year through 2022.

Accounting for the Impairment or Disposal of Long-Lived Assets -- In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings if we are required to write down the value of long-lived assets.

INFLATION

The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company's business will not be affected by inflation in the future.

SEASONALITY AND QUARTERLY RESULTS

The Company's business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company's first quarter historically accounts for the smallest percentage of annual net sales. In each of fiscal 2001 and fiscal 2000, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 34% of the Company's annual net sales and a higher percentage of the Company's operating income. In fiscal 2001, excluding net sales generated by new and relocated/expanded stores, approximately 45% of the Company's annual net sales occurred in the first half of the fiscal year and 55% in the second half. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as "will result," "expects to," "will continue," "anticipates," "plans," "intends," "estimated," "projects" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors:

MERCHANDISING/FASHION SENSITIVITY. The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company's failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on the Company's business, financial condition and results of operations. Misjudgments or unanticipated fashion changes could also have a material adverse effect on the Company's image with its customers. See Item 1. "Business - Merchandising."

PRIVATE LABEL MERCHANDISE. Sales from private label merchandise accounted for approximately 34% and 36% of net sales in fiscal 2001 and fiscal 2000, respectively. The Company may increase the percentage of net sales in private label merchandise in the future, although there can be no assurance that the Company will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because the Company's private label merchandise generally carries higher merchandise margins than its other merchandise, the Company's failure to anticipate, identify and react in a timely manner to fashion trends with its private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse affect on the Company's business, financial condition and results of operations. See Item 1. "Business - Merchandising."

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

EXPANSION AND MANAGEMENT OF GROWTH. PacSun's continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management's ability to manage the Company's planned expansion. During fiscal 2002, the Company plans to open approximately 75 net new stores, of which approximately 58 will be PacSun stores, approximately seven will be PacSun Outlet stores and approximately 10 will be d.e.m.o. stores. The Company's planned expansion is dependent upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company's control may also affect the Company's ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company's operations grow, there could be increasing strain on the Company's resources, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company's future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON KEY PERSONNEL. The continued success of the Company is dependent to a significant degree upon the services of its key personnel, particularly its executive officers. The loss of the services of any member of senior management could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's success in the future will also be dependent upon the Company's ability to attract and retain qualified personnel. The Company's inability to attract and retain qualified personnel in the future could have a material adverse effect on the Company's business, financial condition and results of operations. See "Executive Officers of the Registrant."

DEPENDENCE ON SINGLE DISTRIBUTION FACILITY. The Company's distribution functions for all of its stores and for internet sales are handled from a single facility in Anaheim, California. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's new corporate office and distribution center will be adequate to support the Company's future growth.

STORES IN THE D.E.M.O. FORMAT. The Company opened its first d.e.m.o. store in April 1998 and at the end of fiscal 2001 operated 101 d.e.m.o. stores. The d.e.m.o. format involves risks that could have a material adverse effect on the Company, including (i) failure to achieve satisfactory levels of sales, (ii) diversion of management's attention from the Company's core business, (iii) difficulties with hiring, retention and training of key personnel for the d.e.m.o. stores, (iv) risks associated with new vendors and (v) difficulties with locating and obtaining favorable store sites and negotiating acceptable lease terms.

INTERNET SALES. The Company began selling merchandise over the internet in June 1999. The Company's internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. There can be no assurance that the internet operations will achieve sales and profitability levels that justify the Company's investment therein. The internet operations also involve other risks that could have a material adverse effect on the Company, including (i) the failure to reach acceptable levels of profitability within the foreseeable future, (ii) difficulties with hiring, retention and training of key personnel to conduct the Company's internet operations, (iii) diversion of sales from PacSun stores, (iv) rapid technological change, (v) liability for online content and (vi) risks related to the failure of the computer systems that operate the web site and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, the internet operations involve risks which are beyond the Company's control that could have a material adverse effect on the Company, including (i) price competition involving the items the Company intends to sell, (ii) the entry of the Company's vendors into the internet business, in direct competition with the Company,
(iii) the level of merchandise returns experienced by the Company, (iv) governmental regulation, (v) online security breaches, (vi) credit card fraud and (vii) competition and general economic conditions and economic conditions specific to the internet, online commerce and the apparel industry.

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

ECONOMIC IMPACT OF RECENT TERRORIST ATTACKS. The majority of the Company's stores are located in regional shopping malls. In response to the terrorist attacks of September 11, 2001, security is being heightened in public areas. Any further threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in regional shopping malls. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. For example, on September 11, 2001, a substantial number of the Company's stores were closed early due to closure of the malls in response to the terrorist attacks. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales that would have a material adverse affect on the Company's business, financial condition and results of operations.

                                     *****

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent the Company borrows under its credit facility, the Company is exposed to market risk related to changes in interest rates. At February 2, 2002, $25.0 million in borrowings were outstanding under the Company's credit facility. Based on the weighted average interest rate of 4.63% on the Company's credit facility during the fifty-two weeks ended February 2, 2002, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the Company's credit facility, net income would be reduced by approximately $3,000 per year. See "Summary of Significant Accounting Policies" and "Nature of Business." The Company is not a party with respect to derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in "Index to Financial Statements."

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Securities Exchange Commission (the "Commission") not later than 120 days after the end of the Registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    The financial statements listed in the "Index to Consolidated
            Financial Statements" at page F-1 are filed as a part of this report.

      2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3.    Exhibits included or incorporated herein: See Index to Exhibits.

(b)   Reports on Form 8-K.

      1. On February 1, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission announcing a change in its fiscal year end from the Sunday closest to January 31 to the Saturday closest to January 31, effective for fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 29, 2002 on its behalf by the undersigned, thereunto duly authorized.

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

          SIGNATURE                        TITLE                      DATE
--------------------------------------------------------------------------------


 /s/ GREG H. WEAVER                Chairman of the Board and      March 29, 2002
--------------------------------   Chief Executive Officer
                                   (Principal Executive
                                   Officer)


/s/ CARL W. WOMACK                 Sr. Vice President and         March 29, 2002
--------------------------------   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)


/s/ JULIUS JENSEN III              Director                       March 29, 2002
--------------------------------


/s/ PEARSON C. CUMMIN III          Director                       March 29, 2002
--------------------------------


/s/ PETER L. HARRIS                Director                       March 29, 2002
--------------------------------


/s/ SALLY FRAME KASAKS             Director                       March 29, 2002
--------------------------------

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 4, 2001, AND JANUARY 30, 2000:

CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Report                                               F - 2

Consolidated Balance Sheets as of February 2, 2002, and
    February 4, 2001                                                       F - 3

Consolidated Statements of Income and Comprehensive Income for
   each of the three fiscal years in the period ended
  February 2, 2002                                                         F - 4

Consolidated Statements of Shareholders' Equity for each of three
   fiscal years in the period ended February 2, 2002                       F - 5

Consolidated Statements of Cash Flows for each of the three
   fiscal years in the period ended February 2, 2002                       F - 6

Notes to Consolidated Financial Statements                                 F - 7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries as of February 2, 2002, and February 4, 2001, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries as of February 2, 2002, and February 4, 2001, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Costa Mesa, California
March 8, 2002

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                         FEBRUARY 2,      FEBRUARY 4,
CURRENT ASSETS:                                                                             2002              2001
                                                                                       --------------    --------------
  Cash and cash equivalents (Note 1)                                                   $   23,136,386    $   28,971,240
  Accounts receivable                                                                       3,043,916         2,754,119
  Merchandise inventories                                                                 102,512,329        82,692,992
  Prepaid expenses, includes $8,410,338 and $6,663,284 of prepaid rent, respectively       11,855,978        10,187,317
  Deferred taxes - current (Note 5)                                                         4,281,765         2,991,765
                                                                                       --------------    --------------
     Total current assets                                                                 144,830,374       127,597,433
PROPERTY AND EQUIPMENT (Note 1):
  Land                                                                                     12,156,221        12,156,221
  Buildings and building improvements                                                      28,943,697                --
  Leasehold improvements                                                                  102,074,761        83,770,420
  Furniture, fixtures and equipment                                                       123,237,003        92,409,132
                                                                                       --------------    --------------
       Total property and equipment                                                       266,411,682       188,335,773
  Less accumulated depreciation and amortization                                          (71,412,413)      (52,553,794)
                                                                                       --------------    --------------
     Net property and equipment                                                           194,999,269       135,781,979
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $1,607,689 and $1,296,325,
     respectively (Note 1)                                                                  6,492,076         6,803,440
  Deferred compensation and other assets (Notes 2 and 8)                                    7,807,317         7,269,727
  Deferred taxes - noncurrent (Note 5)                                                      1,311,488                --
                                                                                       --------------    --------------
     Total other assets                                                                    15,610,881        14,073,167
                                                                                       --------------    --------------
              Total assets                                                             $  355,440,524    $  277,452,579
                                                                                       ==============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit (Note 3)                                                              $           --    $           --
  Current portion of long-term debt (Note 3)                                                  424,760                --
  Current portion of capital lease obligations (Note 6)                                       833,656           488,472
  Accounts payable                                                                         37,493,357        31,631,805
  Accrued liabilities (Notes 4 and 9)                                                      17,743,295        13,251,419
  Income taxes payable (Note 5)                                                             9,435,597         2,427,165
                                                                                       --------------    --------------
     Total current liabilities                                                             65,930,665        47,798,861
Long-term debt (Note 3)                                                                    24,597,496                --
Long-term capital lease obligations (Note 6)                                                  731,480         1,102,857

Deferred compensation (Note 8)                                                              7,438,506         7,268,377
Deferred rent                                                                               8,758,916         7,210,923
Deferred taxes (Note 5)                                                                            --           912,012
Other long-term liabilities                                                                    28,316            28,316
Commitments and contingencies (Note 6)
SHAREHOLDERS' EQUITY (Notes 7 and 8):
 Preferred stock, par value $.01; authorized, 5,000,000; none issued and outstanding               --                --
 Common stock, par value $.01; authorized 75,937,500 shares; issued and outstanding,
  32,770,502 and 32,441,435 shares, respectively (Note 1)                                     327,705           324,414
 Additional paid-in capital                                                                88,416,034        81,161,034
 Retained earnings                                                                        159,211,406       131,645,785
                                                                                       --------------    --------------
     Total shareholders' equity                                                           247,955,145       213,131,233
                                                                                       --------------    --------------
              Total liabilities and shareholders' equity                               $  355,440,524    $  277,452,579
                                                                                       ==============    ==============

                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                      FISCAL YEAR ENDED
                                                                         ------------------------------------------
                                                                          FEBRUARY 2,    FEBRUARY 4,    JANUARY 30,
                                                                             2002           2001           2000
                                                                         ------------   ------------   ------------
Net sales                                                                $684,840,266   $589,438,059   $436,807,841
Cost of goods sold, including buying, distribution and occupancy costs    464,660,657    391,815,575    284,186,631
                                                                         ------------   ------------   ------------
Gross margin                                                              220,179,609    197,622,484    152,621,210
Selling, general and administrative expenses                              175,897,628    133,999,288     96,116,747
                                                                         ------------   ------------   ------------
Operating income                                                           44,281,981     63,623,196     56,504,463
Interest income, net                                                          469,640      1,343,925        915,894
                                                                         ------------   ------------   ------------
Income before income tax expense                                           44,751,621     64,967,121     57,420,357
Income tax expense (Note 5)                                                17,186,000     25,213,000     22,119,000
                                                                         ------------   ------------   ------------
Net income                                                               $ 27,565,621   $ 39,754,121   $ 35,301,357
Comprehensive income (Note 1)                                            $ 27,565,621   $ 39,754,121   $ 35,301,357
                                                                         ============   ============   ============
Net income per share, basic (Note 1)                                     $       0.84   $       1.25   $       1.14
                                                                         ============   ============   ============
Net income per share, diluted (Note 1)                                   $       0.83   $       1.22   $       1.10
                                                                         ============   ============   ============
Weighted average shares outstanding, basic (Note 1)                        32,681,194     31,895,074     31,052,399
                                                                         ============   ============   ============
Weighted average shares outstanding, diluted (Note 1)                      33,105,799     32,548,286     32,189,616
                                                                         ============   ============   ============

                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             COMMON        COMMON     ADDITIONAL
                                              STOCK         STOCK       PAID-IN         RETAINED
                                             SHARES        AMOUNT       CAPITAL         EARNINGS         TOTAL
                                          -----------    ---------    ------------    ------------   -------------
BALANCE, February 1, 1999                  30,650,778    $ 306,508    $ 59,800,206    $ 56,590,307   $ 116,697,021
Exercise of stock options and shares
     sold under employee stock purchase
     plan and restricted stock grant
     (Note 8)                                 812,467        8,125       3,969,466              --       3,977,591
Cancellation of fractional shares due
     to 3-for-2 stock split (Note 1)             (494)          (5)        (10,673)             --         (10,678)
Restricted stock award, vesting of
     shares (Note 8)                               --           --         290,355              --         290,355
Tax benefits related to exercise of
     stock options (Note 8)                        --           --       5,570,018              --       5,570,018

Net income                                         --           --              --      35,301,357      35,301,357
                                          -----------    ---------    ------------    ------------   -------------
BALANCE, January 30, 2000                  31,462,751      314,628      69,619,372      91,891,664     161,825,664
Exercise of stock options and shares
     sold under employee stock purchase
     plan and restricted stock grant
     (Note 8)                                 978,684        9,786       6,435,679              --       6,445,465
Restricted stock award, vesting of
     shares (Note 8)                               --           --         290,155              --         290,155
Tax benefits related to exercise of
    stock options (Note 8)                         --           --       4,815,828              --       4,815,828

Net income                                         --           --              --      39,754,121      39,754,121
                                          -----------    ---------    ------------    ------------   -------------
BALANCE, February 4, 2001                  32,441,435      324,414      81,161,034     131,645,785     213,131,233
Exercise of stock options and shares
     sold under employee stock
     purchase plan (Note 8)                   329,067        3,291       4,257,115              --       4,260,406
Restricted stock award, vesting of
     shares (Note 8)                               --           --         290,155              --         290,155
Tax benefits related to exercise of
     stock options (Note 8)                        --           --       2,707,730              --       2,707,730

Net income                                         --           --              --      27,565,621      27,565,621
                                          -----------    ---------    ------------    ------------   -------------

BALANCE, February 2, 2002                  32,770,502    $ 327,705    $ 88,416,034    $159,211,406   $ 247,955,145
                                          ===========    =========    ============    ============   =============

                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FISCAL YEAR ENDED
                                                                      --------------------------------------------
                                                                       FEBRUARY 2,     FEBRUARY 4,    JANUARY 30,
                                                                          2002            2001            2000
                                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                          $ 27,565,621    $ 39,754,121    $ 35,301,357
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                       27,145,557      19,871,567      14,293,950
    Loss on disposal of equipment (Note 9)                               4,179,336              --              --
    Change in operating assets and liabilities:
     Accounts receivable                                                  (289,797)       (576,014)     (1,278,926)
     Merchandise inventories                                           (19,819,337)    (22,690,762)    (17,532,401)
     Prepaid expenses                                                   (1,668,661)     (3,143,889)     (1,998,487)
     Deferred compensation and other assets                               (127,311)        633,067        (128,291)
     Accounts payable                                                    5,861,552      11,518,606       6,245,293
     Accrued liabilities                                                 4,491,876        (623,114)      5,650,090
     Income taxes payable and deferred taxes                             6,202,662       4,473,942       7,942,471
     Deferred rent                                                       1,547,993       1,378,935       1,142,216
                                                                      ------------    ------------    ------------
       Net cash provided by operating activities                        55,089,491      50,596,459      49,637,272
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in property and equipment                                 (89,663,818)    (60,429,107)    (40,219,129)
                                                                      ------------    ------------    ------------
       Net cash used in investing activities                           (89,663,818)    (60,429,107)    (40,219,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under long-term debt obligations                       24,997,977              --              --
  Principal payments under capital lease obligations                      (518,910)        (58,371)             --
  Cash paid in lieu of fractional shares due to 3-for-2 stock split             --              --         (10,678)
  Proceeds from exercise of stock options                                4,260,406       6,445,465       3,977,591
                                                                      ------------    ------------    ------------
        Net cash provided by financing activities                       28,739,473       6,387,094       3,966,913
                                                                      ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:                   (5,834,854)     (3,445,554)     13,385,056
                                                                      ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, beginning of fiscal year                     28,971,240      32,416,794      19,031,738
                                                                      ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of fiscal year                         $ 23,136,386    $ 28,971,240    $ 32,416,794
                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest, including $427,814 of capitalized interest paid          $    514,915    $     12,330    $         --

   Income taxes                                                       $ 10,983,338    $ 20,739,058    $ 14,176,529

Supplemental disclosures of non-cash transactions: During the fiscal years ended February 2, 2002, February 4, 2001 and January 30, 2000, the Company recorded an increase to additional paid-in capital of $2,707,730, $4,815,828 and $5,570,018, respectively, related to tax benefits associated with the exercise of nonqualified stock options. During the fiscal years ended February 2, 2002, February 4, 2001 and January 30, 2000, the Company recorded an increase to additional paid-in capital of $290,155, $290,155 and $290,355, respectively, related to the issuance of stock to satisfy certain deferred compensation liabilities. During the years ended February 2, 2002, and February 4, 2001, the Company acquired property pursuant to capital lease obligations in the amount of $492,717 and $1,649,700, respectively. Additionally, during the year ended February 2, 2002, the Company financed the purchase of a vehicle for $24,279.

                 See notes to consolidated financial statements

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 4, 2001,
                              AND JANUARY 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

Nature of Business -- Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (the "Company") is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores, under the names "Pacific Sunwear" (as well as "PacSun"), "Pacific Sunwear Outlet" and "d.e.m.o." Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teenagers and young adults. d.e.m.o. specializes in hip-hop music inspired casual apparel and related accessories catering to teenagers and young adults. In addition, the Company operates a website through a wholly-owned subsidiary which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company.

The Company's fiscal year is a 52- or 53-week period ending near January 31. Fiscal 2001 was a 52-week period ended February 2, 2002. Fiscal 2000 was a 53-week period ended February 4, 2001. Fiscal 1999 was a 52-week period ended January 30, 2000.

Principles of Consolidation --The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries, Pacific Sunwear Stores Corp. and ShopPacSun.com Corp. All significant intercompany transactions have been eliminated in consolidation.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Fair Value of Financial Instruments -- Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At February 2, 2002, management believes that the carrying amounts of cash, receivables and payables approximate fair value because of the short maturity of these financial instruments.

Cash and Cash Equivalents -- The Company considers all highly-liquid financial instruments, if any, purchased with an original maturity of three months or less to be cash equivalents.

Merchandise Inventories -- Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method.

Property and Equipment -- Leasehold improvements and furniture, fixtures and equipment are stated at cost. Amortization of leasehold improvements is computed on the straight-line method over the lesser of their estimated useful lives or the life of the lease (generally 10 years). Depreciation on furniture, fixtures and equipment is computed on the straight-line method over five years.

The Company completed construction and moved into a new corporate office and distribution center in January 2002. The total cost of the completed facilities, including purchased land, was $54.5 million. Of the $54.5 million total cost, $28.9 million was buildings, $12.2 million was land, $11.6 million was a new materials handling system and $1.8 million was furniture, fixtures and equipment.

Intangible Assets -- Intangible assets consist of the excess of cost over net assets acquired (goodwill) of $.8 million, which arose from the acquisition of four stores in 1986 and have been amortized on the straight-line method over 40 years. In addition, in fiscal 1997, the Company acquired 15 retail stores, which resulted in the recording of $7.3 million of goodwill and $.3 million for non-competition agreements, which have been amortized over 25 years and five years, respectively.

The Company evaluates the recoverability of its goodwill quarterly at each balance sheet date. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on a fair value, discounted cash flow basis. Any impairment is recorded at the date of determination. During fiscal 1999, the Company closed one of the four stores acquired in 1986 and net goodwill was reduced by $175,985.

Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. As of February 2, 2002, no impairment has been indicated.

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

Revenue Recognition -- Sales are recognized upon purchase by customers at the Company's retail store locations or through the Company's website.

Advertising Costs -- Costs associated with the production of advertising, such as photography, design, creative talent, editing and other costs, are expensed the first time the advertising takes place. Costs associated with communicating advertising that has been produced, such as television and magazine advertising, are expensed when the advertising takes place. Advertising costs were $12,966,695, $10,766,093 and $4,901,099 in fiscal 2001, 2000 and 1999, respectively.

Net Income per Share -- The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 424,605, 653,212 and 1,137,217 in fiscal 2001, 2000 and 1999, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 1,056,790, 755,196 and 34,714 shares of common stock in fiscal 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock during the respective period.

Stock-Based Compensation -- The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25. See Note 6 for the pro-forma disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation." In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25, "Accounting for Certain Transactions Involving Stock Compensation," which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). The adoption of this interpretation did not impact the Company's consolidated financial statements.

Comprehensive Income -- The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale. There was no difference between net income and comprehensive income for the years ended February 2, 2002, February 4, 2001 and January 30, 2000.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

         FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 4, 2001,
                              AND JANUARY 30, 2000

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

New Accounting Pronouncements -- The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on February 5, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In June 2001, the FASB issued Statement No. 141 ("SFAS No. 141"), "Business Combinations," and Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Effective for fiscal years beginning on or after January 1, 2002, SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001, and, therefore, the Company's amortization of existing goodwill ceased on February 2, 2002. In addition, under SFAS No. 142, any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also includes requirements to test goodwill and intangible assets with indefinite lives for impairment beginning in fiscal 2002. As of the date hereof, the Company is not a party to any agreement or understanding with respect to any prospective acquisition and does not anticipate any impairment on its existing goodwill. In the absence of any impairment issues, the Company expects the impact of these statements to increase pre-tax income by approximately $.3 million per year through 2022.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's financial position or results of operations. However, future impairment reviews may result in charges against earnings to write down the value of long-lived assets.

2. DEFERRED COMPENSATION AND OTHER ASSETS

Deferred compensation and other assets consist of the following:

                                         FEBRUARY 2,  FEBRUARY 4,
                                            2002         2001
                                         ----------   ----------
               Deferred compensation     $7,587,025   $6,994,045
               Covenant not-to-compete       29,166       79,167
               Security deposits            181,126      186,515
               Other                         10,000       10,000
                                         ----------   ----------
                                         $7,807,317   $7,269,727
                                         ==========   ==========

3. CREDIT FACILITY

The Company has a credit facility of $55.0 million with a bank, which provides for a $30.0 million line of credit (the "Credit Line") to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the "Construction Facility") that was used to finance the construction of the Company's new corporate office and distribution center. The Credit Line expires March 31, 2004. At any time until September 30, 2002, the Company can, at its option, convert the outstanding borrowings under the Construction Facility to a term loan due April 30, 2006. As of the date of this filing, the

Company had not converted the Construction Facility to a term loan. Interest on each of the Credit Line and Construction Facility is payable monthly at the bank's prime rate (4.75% at February 2, 2002) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company's weighted average interest rate on its outstanding borrowings was 4.63% at February 2, 2002. At February 2, 2002, the Company had no borrowings outstanding under the Credit Line and $25.0 million outstanding under the Construction Facility. The Company's intent is to convert the outstanding borrowings under the Construction Facility to a term loan. Upon conversion, the Company would be required to make minimum principal payments of $416,667 in fiscal 2002 under the term loan. As such, that amount of the Construction Facility has been classified as current portion of long-term debt. Additionally, the Company had $7.3 million in letters of credit outstanding at February 2, 2002. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At February 2, 2002, the Company was in compliance with all of the covenants.

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                       FEBRUARY 2,   FEBRUARY 4,
                                                                          2002          2001
                                                                       -----------   -----------
            Accrued compensation and benefits                          $ 4,620,189   $ 3,816,279
            Gift certificates and store merchandise credits              4,160,125     2,997,512
            Reserve for store expansion/relocation and closing costs     2,094,238     1,489,943
            Sales tax payable                                            1,647,404     1,284,465
            Reserve for corporate rent - old corporate facilities
            (Note 9)                                                     1,395,523            --
            Accrued medical insurance costs                                855,137       514,880
            Other                                                        2,970,679     3,148,340
                                                                       -----------   -----------
                                                                       $17,743,295   $13,251,419
                                                                       ===========   ===========

5. INCOME TAXES

The components of the income tax expense are as follows:

                                            FISCAL YEAR ENDED
                               --------------------------------------------
                                FEBRUARY 2,     FEBRUARY 4,    JANUARY 30,
                                   2002            2001            2000
                               ------------    ------------    ------------
      Current income taxes:
      Federal                  $ 18,040,306    $ 22,000,891    $ 20,095,967
      State                       2,659,194       3,137,109       3,208,033
                               ------------    ------------    ------------
                                 20,699,500      25,138,000      23,304,000
      Deferred income taxes:
      Federal                    (3,066,426)         18,715      (1,019,690)
      State                        (447,074)         56,285        (165,310)
                               ------------    ------------    ------------
                                 (3,513,500)         75,000      (1,185,000)
                               ------------    ------------    ------------
                               $ 17,186,000    $ 25,213,000    $ 22,119,000
                               ============    ============    ============

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

         FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 4, 2001,
                              AND JANUARY 30, 2000

A reconciliation of the income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to income before income taxes is as follows:

                                                                           FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                               FEBRUARY 2,    FEBRUARY 4,   JANUARY 30,
                                                                  2002           2001           2000
                                                              ------------   ------------   ------------
      Provision for income taxes at statutory rate            $ 15,663,000   $ 22,738,000   $ 20,097,000
      State income taxes, net of federal income tax benefit      1,438,000      2,076,000      1,983,000
      Other                                                         85,000        399,000         39,000
                                                              ------------   ------------   ------------
                                                              $ 17,186,000   $ 25,213,000   $ 22,119,000
                                                              ============   ============   ============

At February 2, 2002, the Company's current net deferred tax asset was $4,281,765 and long-term net deferred tax asset was $1,311,488. At February 4, 2001, the Company's current net deferred tax asset was $2,991,765 and long-term net deferred tax liability was $912,012. The major components of the Company's overall net deferred tax asset of $5,593,253 and $2,079,753 at February 2, 2002, and February 4, 2001, respectively, are as follows:

                                                            FEBRUARY 2,     FEBRUARY 4,
                                                               2002            2001
                                                           ------------    ------------
            Depreciation                                   $ (5,096,999)   $ (6,808,356)
            Deferred rent                                     3,496,721       2,878,730
            Reserve for store expansion/relocation and
              closing costs                                   1,393,176         594,811
            State income taxes                                  121,324         304,427
            Inventory cost capitalization                     1,917,499       1,716,537
            Deferred compensation                             2,969,588       2,901,667
            Other                                               791,944         491,937
                                                           ------------    ------------
                                                           $  5,593,253    $  2,079,753
                                                           ============    ============

6. COMMITMENTS AND CONTINGENCIES

Operating Leases -- The Company leases its retail stores, former corporate offices and distribution facilities, and certain equipment under operating lease agreements expiring at various dates through 2014. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes over certain minimum sales levels.

Minimum future annual rental commitments under noncancellable leases are as follows:

Fiscal year ending:
February 1, 2003       $ 66,315,789
January 31, 2004         66,899,984
January 30, 2005         66,082,878
January 29, 2006         66,483,437
February 3, 2007         66,698,038
Thereafter              232,127,716
                       ------------
                       $564,607,842
                       ============

Rental expense, including common area maintenance, was $91,479,995, $71,174,611 and $51,698,739, of which $1,062,051, $1,084,790 and $1,111,595 was paid as percentage rent based on sales volume for the fiscal years ended February 2, 2002, February 4, 2001 and January 30, 2000, respectively.

Capital Leases -- During each of the fiscal years ended February 2, 2002, and February 4, 2001, the Company acquired computer equipment pursuant to capital lease obligations. The leases bear interest at an average rate of 6.0% and 6.6%, respectively, and require monthly principal and interest payments of $21,802 and $50,501, respectively, through December 2003. The net book value of capital lease assets was $1,804,265 and $1,649,700, respectively, at February 2, 2002, and February 4, 2001. Future commitments under the capital lease obligation are as follows:

Fiscal year ending:
February 1, 2003                $   911,240
January 31, 2004                    753,331
                                -----------
Total payments                    1,664,571
Less interest portion               (99,435)
                                -----------
                                $ 1,565,136
                                ===========

Letters of Credit - The Company was contingently liable for $7.3 million in open letters of credit with foreign suppliers at February 2, 2002.

Litigation - On September 17, 2001, a former Pacific Sunwear employee filed a putative class action lawsuit which alleges that Pacific Sunwear has not properly paid wages to its California-based store managers, co-managers, and assistant managers. The action, Auden v. Pacific Sunwear of California, Inc., Case No. 01CC00383, was filed in the California Superior Court for the County of Orange. The complaint in the action seeks both monetary and injunctive relief. Pacific Sunwear has filed an answer in the action denying the allegations and raising affirmative defenses. No class has been certified at this time.

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company.

7. COMMON STOCK

Stock Split -- During the fiscal year ended January 30, 2000, the Company effected a three-for-two stock split. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying the par value of the additional shares arising from the split from additional paid-in capital to common stock. Additionally, all share and per share amounts have been restated to give effect to the stock split.

Shareholder Rights Plan -- In December 1998, the Board of Directors approved the adoption of a Shareholder Rights Plan ("the Rights Plan"). The Rights Plan provides for the distribution to the Company's shareholders of one preferred stock purchase "Right" for each outstanding share of the Company's common stock. The Rights have an exercise price of $75 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the Company's common stock, and will not be exercisable until the occurrence of certain takeover-related events, as defined. The Rights Plan provides that if a person or group acquires more than 15% of the Company's stock without prior approval of the Board of Directors, holders of the Rights will be entitled to purchase the Company's stock at half of market value. The Rights Plan also provides that if the Company is acquired in a merger or other business combination after a person or group acquires more than 15% of the Company's stock without prior approval of the Board of Directors, holders of the Rights will be entitled to purchase the acquirer's stock at half of market value. The Rights were distributed to holders of the Company's common stock of record on December 29, 1998, as a dividend, and will expire, unless earlier redeemed, on December 29, 2008.

8. STOCK OPTION AND RETIREMENT PLANS

Under the Company's stock option plans, incentive and nonqualified options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company's shares at the grant dates.

At February 2, 2002, outstanding incentive and nonqualified options had exercise prices ranging from $0.46 to $35.81 per share, with an average exercise price of $17.96, and generally begin vesting one year after the grant date. On the initial vesting date, 25% of the options vest and, thereafter, options generally continue to vest at 2.08% each calendar month. The options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

         FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 4, 2001,
                              AND JANUARY 30, 2000

At February 2, 2002, incentive and nonqualified options to purchase 3,199,123 shares were outstanding and 1,397,657 shares were available for future grant under the Company's stock option plans. During the year ended February 2, 2002, February 4, 2001 and January 30, 2000, the Company recognized tax benefits of $2,707,730, $4,815,828 and $5,570,018, respectively, resulting from the exercise of certain nonqualified stock options.

Stock option (incentive and nonqualified) activity for the three years ended February 2, 2002, was as follows:

                                                     STOCK OPTIONS
                                       -----------------------------------------
                                       NUMBER OF SHARES    PRICE RANGE PER SHARE
                                       ----------------    ---------------------
Balance at January 31, 1999                   3,193,273          $0.11 to $25.25
  Options granted (weighted average
   fair value of $14.44)                        858,500           16.67 to 35.63
  Options canceled                             (127,684)           0.11 to 25.25
  Options exercised                            (729,290)           1.98 to 24.25
                                              ---------
Balance at January 30, 2000                   3,194,799            0.11 to 35.63
  Options granted (weighted average
   fair value of $18.49)                        571,500           13.31 to 35.81
  Options canceled                             (149,240)           4.44 to 35.81
  Options exercised                            (863,903)           0.11 to 26.72
                                              ---------
Balance at February 4, 2001                   2,753,156            0.46 to 35.81
  Options granted (weighted average
   fair value of $11.79)                      1,092,500           12.25 to 34.19
  Options canceled                             (344,686)          10.33 to 35.81
  Options exercised                            (301,847)           0.46 to 29.38
                                              ---------
Balance at February 2, 2002                   3,199,123          $0.46 to $35.81
                                              =========

The following is a summary of the weighted average exercise prices for activity during the year ended February 2, 2002:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                SHARES            EXERCISE PRICE
                                              ----------          --------------
Beginning Outstanding                          2,753,156                  $17.52
   Options granted                             1,092,500                   19.22
   Options exercised                            (301,847)                  12.38
   Options canceled                             (344,686)                  23.36
                                              ----------
Ending Outstanding                             3,199,123                  $17.96
                                              ----------
Exercisable as of February 2, 2002             1,550,447                  $15.51
                                              ==========

Additional information regarding options outstanding as of February 2, 2002, is as follows:

                                  OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                   ------------------------------------------------  ------------------------------
                      NUMBER                                            NUMBER
                    OUTSTANDING  WEIGHTED AVERAGE                    EXERCISABLE
RANGE OF EXERCISE  AS OF FEB 2,      REMAINING     WEIGHTED AVERAGE  AS OF FEB 2,  WEIGHTED AVERAGE
      PRICES           2002      CONTRACTUAL LIFE   EXERCISE PRICE       2002       EXERCISE PRICE
-----------------  ------------  ----------------  ----------------  ------------  ----------------
$  0.46 - $14.66        669,069       5.37             $9.25           639,329          $9.03
  14.83 -  16.34        587,195       7.43             15.24           348,689          14.90
  16.58 -  16.98        685,171       9.35             16.96            31,230          16.68
  17.10 -  23.81        781,282       7.84             22.48           395,814          22.58
  23.88 -  35.81        476,406       8.55             27.58           135,385          26.79
                      ---------                                      ---------
$ 0.46  - $35.81      3,199,123       7.68            $17.96         1,550,447         $15.51
                      =========                                      =========

During the year ended February 1, 1998, the Company granted a restricted stock award of 189,841 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 189,841 share award began vesting on March 31, 1999, with 25% of the shares vested at such time, and thereafter will vest at 25% on each of March 31, 2000, 2001 and 2002, if, in each instance, at the time of the vesting date, certain cumulative earnings per share growth targets have been satisfied. The Company recorded $240,401, $240,401 and $240,440, respectively, of deferred compensation expense associated with this award during the year ended February 2, 2002, February 4, 2001 and January 30, 2000, respectively.

During the year ended January 30, 2000, the Company granted a restricted stock award of 50,000 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 50,000 share award began vesting on September 17, 2001, with 25% of the shares vested at such time, and thereafter will vest at 25% on each of September 17, 2002, 2003 and 2004, if, in each instance, at the time of the vesting date, certain cumulative earnings per share growth targets have been satisfied. The Company recorded $228,556 and $88,817 of deferred compensation expense associated with this award during the year ended February 4, 2001 and January 30, 2000, respectively. During fiscal 2001, the Company reversed the previously recognized expenses of $317,373 associated with this award because the cumulative earnings per share growth targets had not been satisfied as of February 2, 2002.

During the year ended February 4, 2001, the Company granted a restricted stock award of 75,000 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 75,000 share award begins vesting on March 15, 2002, with 25% of the shares vested at such time, and thereafter will vest at 25% on each of March 15, 2003, 2004 and 2005, if, in each instance, at the time of the vesting date, certain cumulative earnings per share growth targets have been satisfied. The Company recorded $37,946 of deferred compensation expense associated with this award during the year ended February 4, 2001. During fiscal 2001, the Company reversed the previously recognized expense of $37,946 associated with this award because the cumulative earnings per share growth targets had not been satisfied as of February 2, 2002.

The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 5 years following vesting; stock volatility, 71.4% in fiscal 2002, 104.1% in fiscal 2000, and 64.3% in fiscal 1999; risk-free interest rates, 4.4% in fiscal 2001, 4.85% in fiscal 2000, and 6.6% in fiscal 1999; and no dividends during the expected term. The Company's calculations are based on a multiple-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2001, 2000, and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               FISCAL 2001     FISCAL 2000     FISCAL 1999
                                               -----------     -----------     -----------
Net Income
                               As reported     $27,565,621     $39,754,121     $35,301,357
                               Pro forma       $22,412,965     $35,122,924     $31,734,140
Net Income Per Share, Basic
                               As reported        $0.84           $1.25           $1.14
                               Pro forma          $0.69           $1.10           $1.02
Net Income Per Share, Diluted
                               As reported        $0.83           $1.22           $1.10
                               Pro forma          $0.69           $1.10           $1.00

In fiscal 1997, the Company established the Pacific Sunwear of California, Inc. Employee Stock Purchase Plan (the "ESPP"), which provides a method for employees of the Company whereby they may voluntarily purchase common stock at a 10% discount from fair market value as of the beginning or the end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all employees, except officers, who have three months of service with the Company. The ESPP is intended to constitute an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company does not recognize compensation expense related to the ESPP. In fiscal 2001 and fiscal 2000, 27,220 and 39,781 shares were issued at an average price of $19.22 and $16.88, respectively, under the ESPP.

                       PACIFIC SUNWEAR OF CALIFORNIA, INC.

         FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 4, 2001,
                              AND JANUARY 30, 2000

In fiscal 1995, the Company established the Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan (the "Executive Plan"). The Executive Plan covers officers of the Company, and is funded by participant contributions and periodic discretionary contributions from the Company (Note 8). For each of the three fiscal years in the period ended February 2, 2002, the Company made contributions of $174,984, $137,481 and $106,251, respectively, to the Executive Plan.

In fiscal 1992, the Company established the Pacific Sunwear of California, Inc. Employee Savings Plan ("the 401(k) Plan"). The 401(k) Plan is a defined contribution plan (401(k)) covering substantially all employees who have reached age 21 and have one year of service with the Company. The 401(k) Plan is funded by employee contributions and periodic discretionary contributions from the Company, which are subject to approval by the Company's Board of Directors. For each of the three fiscal years in the period ended February 2, 2002, the Company made contributions, net of forfeitures, of $364,176, $310,026 and $213,227, respectively, to the 401(k) Plan.

9. CORPORATE RELOCATION-RELATED CHARGES

During the first quarter of fiscal 2001, the Company recorded a one-time non-cash charge of $2.5 million after tax ($4.2 million pre-tax), or $.08 per basic and diluted share, related to the disposal of most of the existing materials handling equipment in its former distribution center as part of its relocation to a new distribution facility in Anaheim, California during January 2002. The $4.2 million pre-tax charge is included in selling, general and administrative expenses in the accompanying consolidated financial statements.

During fiscal 2001, the Company recorded a $1.4 million charge to reserve for rent expense associated with the Company's former corporate offices and distribution center, which remain unused after the Company's relocation to its new corporate offices and distribution center at the end of fiscal 2001. The reserve is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. To the extent management's estimates relating to their ability to sublease these premises during this time frame change, additional charges may be recorded in the future. As of February 2, 2002, the aggregate net remaining obligation under this lease was approximately $7.5 million.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        FIRST          SECOND          THIRD         FOURTH
                                                       QUARTER        QUARTER         QUARTER        QUARTER
                                                       -------        -------         -------        -------
Fiscal year ended February 2, 2002:
Net sales                                           $ 137,698,000   $ 156,509,000  $ 183,028,000   $ 207,605,000
Gross margin                                           41,957,000      48,178,000     60,786,000      69,259,000
Operating income                                        1,355,000       5,741,000     14,321,000      22,865,000
Net income                                                979,000       3,544,000      8,885,000      14,157,000
                                                    -------------   -------------  -------------   -------------
Net income per share, basic                         $        0.03   $        0.11  $        0.27   $        0.43
Net income per share, diluted                       $        0.03   $        0.11  $        0.27   $        0.43
Wtd. avg. shares outstanding, basic (Note 1)           32,518,814      32,719,399     32,736,544      32,750,883
Wtd. avg. shares outstanding, diluted (Note 1)         33,197,724      33,101,815     32,900,753      33,121,953

Fiscal year ended February 4, 2001:
Net sales                                           $ 112,561,000   $ 131,970,000  $ 163,733,000   $ 181,174,000
Gross margin                                           37,894,000      43,785,000     54,987,000      60,956,000
Operating income                                        9,148,000      11,883,000     20,195,000      22,397,000
Net income                                              5,805,000       7,371,000     12,549,000      14,030,000
                                                    -------------   -------------  -------------   -------------
Net income per share, basic                         $        0.18   $        0.23  $        0.39   $        0.44
Net income per share, diluted                       $        0.18   $        0.23  $        0.39   $        0.43
Wtd. avg. shares outstanding, basic (Note 1)           31,542,983      31,760,227     32,005,598      32,244,806
Wtd. avg. shares outstanding, diluted (Note 1)         32,604,718      32,316,649     32,429,520      32,846,492

Earnings per basic and diluted shares outstanding are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year.

                                INDEX TO EXHIBITS

Exhibit Number                                            Description of Exhibit
--------------------------------------------------------------------------------
 3.1        Third Amended and Restated Articles of Incorporation of the Company
            (1)

 3.2        Certificate of Amendment, dated June 7, 1999, of Third Amended and
            Restated Articles of Incorporation of the Company (12)

 3.3        Certificate of Determination of Preferences of Series A Junior
            Participating Preferred Stock of the Company (7)

 3.4        Second Amended and Restated Bylaws of the Company (1)

 3.5        Amendment, dated August 18, 1998 to the Second Amended and Restated
            Bylaws of the Company (6)

 3.6        Amendment, dated March 15, 2000 to the Second Amended and Restated
            Bylaws of the Company (11)

 4.1        Specimen stock certificate (1)

10.1 Form of Indemnity Agreement between the Company and each of its executive officers and directors (1) *

10.2        1986-87 Stock Option Plan dated as of December 11, 1986 as amended
            (the "Option Plan") (1) *

10.3        Form of Incentive Stock Option under the Option Plan (1) *

10.4        Form of Nonstatutory Stock Option under the Option Plan (1) *

10.5        Amended and Restated 1992 Stock Award Plan dated June 8, 1999 (the
            "Award Plan") (12) *

10.6        Form of Nonqualified Stock Option Agreement under the Award Plan (2)
            *

10.7        Form of Incentive Stock Option Agreement under the Award Plan (2) *

10.8        Form of Restricted Stock Award Agreement under the Award Plan (2) *

10.9        1999 Stock Award Plan (10) *

10.10       Pacific Sunwear of California, Inc. Executive Deferred Compensation
            Plan and Trust Agreement (3) *

10.11       Pacific Sunwear of California, Inc. Employee Stock Purchase Plan (4)
            *

10.12       Pacific Sunwear of California, Inc. Incentive Compensation Plan (12)
            *

10.13 Restricted Stock Award Agreement dated September 18, 1996 by and between the Company and Greg H. Weaver (12) *

10.14 Restricted Stock Award Agreement dated September 17, 1999 by and between the Company and Greg H. Weaver (11) *

10.15 Restricted Stock Award Agreement dated January 3, 2001 by and between the Company and Greg H. Weaver (12) *

10.16 Amended and Restated Employment Agreement dated February 5, 2001 between the Company and Greg H. Weaver (12) *

10.17 Severance Agreements, dated October 27, 1997 and November 6, 1996 by and between Pacific Sunwear of California, Inc. and Timothy M.
            Harmon and Carl W. Womack, respectively (5) *

10.18 Severance Agreements, dated June 21, 1999 and August 2, 1999 by and between Pacific Sunwear of California, Inc. and Mark A. Hoffman and
            Michael J. Scandiffio, respectively (11) *

10.19 Standard Industrial Lease - Net, dated September 30, 1997 between the Company and Bank of America National Trust and Savings
            Association, as amended, and Standard Industrial Lease - Net, dated
            January 12, 1998 between the Company and The Realty Associates Fund
            IV, L.P., a Delaware limited partnership, as amended for the Company's corporate headquarters and distribution center located in Anaheim, California (5)

10.20       Standard Sublease - dated December 22, 1998 between the Company and
            Bekins Moving and Storage Company, LLC (9)

10.21 Rights Agreement, dated as of December 16, 1998 between the Company and U.S. Stock Transfer Corporation (8)

10.22 Business Loan Agreement, dated April 3, 2001, between the Company and Bank of America N.A. (13)

10.23       First Amendment to Business Loan Agreement, dated as of April 17,
            2001, between the Company and Bank of America N.A. (13)

10.24       Master Continuing and Unconditional Guaranty to Bank of America N.A.
            from Pacific Sunwear Stores Corp. and ShopPacSun.com Corp. (13)

10.25       Second Amendment to Business Loan Agreement, dated as of August 1,
            2001, between the Company and Bank of America N.A. (14)

23.1        Consent of Deloitte & Touche LLP


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

(2) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 1994.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 1995.

(4) Incorporated by reference from the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on November 20, 1997.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 1998.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on December 9, 1998.

(7) Incorporated by reference from the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 24, 1998.

(8) Incorporated by reference from the Company's Form 8-A Registration Statement as filed with the Securities and Exchange Commission on December 24, 1998.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 1999.

(10) Incorporated by reference from the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on September 3, 1999.

(11) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 6, 2000.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 8, 2001.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on September 14, 2001.

*     Management contract or compensatory plan or arrangement.