Form 10-Q
period 2002-05-04
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2002-05-28
CIK 874841

SECURITIES AND EXCHANGE COMMISSION
Washington D.C 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21296

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CALIFORNIA (State of Incorporation)	95-3759463 (I.R.S Employer Identification No.)

3450 East Miraloma Avenue Anaheim, California (Address of principal executive offices)	92806 (Zip code)

(714) 414-4000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]        No   [   ]

     The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, at May 15, 2002, was 32,827,148.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-Q
For the Quarter Ended May 4, 2002

Index

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Consolidated Balance Sheets as of May 4, 2002 (unaudited) and February 2, 2002	3
	Consolidated Statements of Income and Comprehensive Income (unaudited) for the thirteen weeks ended May 4, 2002 and May 6, 2001	4
	Consolidated Statements of Cash Flows (unaudited) for the thirteen weeks ended May 4, 2002 and May 6, 2001	5
	Notes to Consolidated Financial Statements	6-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Changes in Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16
	SIGNATURE PAGE	17

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS

	May 4,
	2002	February 2,
	(unaudited)	2002

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$2,028	$23,136
Accounts receivable	3,363	3,044
Merchandise inventories	111,427	102,512
Prepaid expenses, includes $8,662 and $8,410 of prepaid rent, respectively	13,051	11,856
Deferred taxes	4,282	4,282

Total current assets	134,151	144,830
PROPERTY AND EQUIPMENT:
Land	12,156	12,156
Buildings and building improvements	26,475	26,475
Leasehold improvements	106,318	102,075
Furniture, fixtures and equipment	130,526	125,706

Total property and equipment	275,475	266,412
Less accumulated depreciation and amortization	(78,085)	(71,412)

Net property and equipment	197,390	195,000
OTHER ASSETS:
Goodwill, net of accumulated amortization of $1,608 (Note 3)	6,492	6,492
Deferred compensation and other assets (Note 4)	8,035	7,807
Deferred taxes — noncurrent	1,311	1,311

Total other assets	15,838	15,610

Total assets	$347,379	$355,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit (Note 5)	$—	$—
Current portion of long-term debt (Note 5)	841	425
Current portion of capital lease obligations	834	834
Accounts payable	29,405	37,493
Accrued liabilities (Notes 6 and 9)	20,728	17,743
Income taxes payable	1,262	9,436

Total current liabilities	53,070	65,931
Long-term debt (Note 5)	24,178	24,597
Long-term capital lease obligations	485	731
Deferred compensation	7,524	7,439
Deferred rent	9,207	8,759
Other long-term liabilities	28	28
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01; authorized, 5,000,000; none issued and outstanding	—	—
Common stock, par value $.01; authorized 75,937,500 shares; issued and outstanding, 32,827,106 and 32,770,502 shares, respectively	328	328
Additional paid-in capital	90,079	88,416
Retained earnings	162,480	159,211

Total shareholders’ equity	252,887	247,955

Total liabilities and shareholders’ equity	$347,379	$355,440

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except share and per share amounts)

	For the Thirteen Weeks Ended

	May 4, 2002	May 6, 2001

Net sales	$161,710	$137,698
Cost of goods sold, including buying, distribution and occupancy costs	112,544	95,742

Gross margin	49,166	41,956
Selling, general and administrative expenses	43,713	40,602

Operating income	5,453	1,354
Interest expense/(income), net	147	(235)

Income before income tax expense	5,306	1,589
Income tax expense (Note 7)	2,037	610

Net income	$3,269	$979

Comprehensive income (Note 1)	$3,269	$979

Net income per share, basic (Notes 3, 8 and 9)	$0.10	$0.03

Net income per share, diluted (Notes 3, 8 and 9)	$0.10	$0.03

Weighted average shares outstanding, basic (Note 8)	32,798,091	32,518,814

Weighted average shares outstanding, diluted (Note 8)	33,411,627	33,197,724

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Thirteen Weeks Ended

	May 4, 2002	May 6, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,269	$979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,823	6,128
Loss on disposal of equipment (Note 9)	—	4,179
Change in operating assets and liabilities:
Accounts receivable	(319)	(2,418)
Merchandise inventories	(8,915)	(7,334)
Prepaid expenses	(1,195)	918
Deferred compensation and other assets	136	191
Accounts payable	(8,088)	(7,947)
Accrued liabilities	2,985	2,960
Income taxes and deferred taxes	(7,575)	(343)
Deferred rent	448	279

Net cash used in operating activities	(11,431)	(2,408)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(10,201)	(17,116)

Net cash used in investing activities	(10,201)	(17,116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	773	3,297
Principal payments under capital lease obligations	(246)	(127)
Principal payments under long-term debt obligations	(3)	—

Net cash provided by financing activities	524	3,170

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(21,108)	(16,354)
CASH AND CASH EQUIVALENTS, beginning of period	23,136	28,971

CASH AND CASH EQUIVALENTS, end of period	$2,028	$12,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$272	$25
Income taxes	$9,612	$953

Supplemental disclosures of non-cash transactions (in thousands): During the thirteen weeks ended May 4, 2002 and May 6, 2001, the Company recorded an increase to additional paid-in capital of $599 and $2,255, respectively, related to tax benefits associated with the exercise of non-qualified stock options. In addition, during each of the thirteen week periods ended May 4, 2002 and May 6, 2001, the Company recorded an increase to additional paid-in capital of $291 and $290, respectively, related to the issuance of restricted stock to satisfy certain deferred compensation liabilities.

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands unless otherwise indicated)

NOTE 1 — Basis of Presentation

The accompanying consolidated financial statements are unaudited except for the February 2, 2002 balance sheet. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

The Company’s fiscal year is the 52- or 53-week period, which ends on the Saturday closest to January 31. “Fiscal 2002” is a 52-week period that ends February 1, 2003. “Fiscal 2001” was a 52-week period that ended on February 2, 2002.

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the thirteen weeks ended May 4, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003. For further information, refer to the financial statements and notes thereto as of and for the years ended February 2, 2002, February 4, 2001 and January 30, 2000.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

NOTE 3 — Goodwill

On February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangible assets with indefinite useful lives. Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill and intangible assets and determined that no impairment existed. Under SFAS No. 142, goodwill and intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill or intangible assets may be impaired.

	As of May 4, 2002		As of February 2, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$8,100	$1,608	$8,100	$1,608
Covenant not to compete	250	233	250	221

Total	$8,350	$1,841	$8,350	$1,829

SFAS No. 142 also requires disclosure of the after-tax impact to reported net income and earnings per share of the adoption of the statement for all periods presented. The following table recognizes the after-tax impact to the Company’s operational results of the adoption of SFAS No. 142 as if the standard had been in effect for all periods presented:

	May 4,	May 6,
For the Quarter Ended:	2002	2001

Reported net income	$3,269	$979
Add back goodwill amortization	—	48

Adjusted net income	$3,269	$1,027
Basic earnings per share:
Reported net income	$0.10	$0.03
Add back goodwill amortization	0.00	0.00

Adjusted net income	$0.10	$0.03
Diluted earnings per share:
Reported net income	$0.10	$0.03
Add back goodwill amortization	0.00	0.00

Adjusted net income	$0.10	$0.03

The covenant not to compete will be completely amortized during fiscal 2002. No additional amortization expense on existing assets will be recorded in future fiscal years.

NOTE 4 — Deferred Compensation and Other Assets

Deferred compensation and other assets consist of the following:

	May 4,	February 2,
	2002	2002

Deferred compensation	$7,828	$7,587
Security deposits	180	181
Covenant not-to-compete	17	29
Other assets	10	10

	$8,035	$7,807

NOTE 5 — Credit Facility

The Company has a credit facility of $55.0 million with a bank, which provides for a $30.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the “Construction Facility”) that was used to finance the construction of the Company’s new corporate office and distribution center. The Credit Line expires March 31, 2004. At any time until September 30, 2002, the Company can, at its option, convert the outstanding borrowings under the Construction Facility to a term loan due April 30, 2006. As of the date of this filing, the Company had not converted the Construction Facility to a term loan. Interest on each of the Credit Line and Construction Facility is payable monthly at the bank’s prime rate (4.75% at May 4, 2002) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company’s weighted average interest rate on its outstanding borrowings was 3.62% at May 4, 2002. At May 4, 2002, the Company had no borrowings outstanding under the Credit Line and $25.0 million outstanding under the Construction Facility. The Company’s intent is to convert the outstanding borrowings under the Construction Facility to a term loan by September 30, 2002. Upon conversion, the Company would be required to make minimum principal payments of $.8 million in the next twelve months under the term loan. Accordingly, this principal payment amount of the Construction Facility has been classified as current portion of long-term debt. Additionally, the Company had $10.5 million in letters of credit outstanding at May 4, 2002. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At May 4, 2002, the Company was in compliance with all of the covenants.

NOTE 6 — Accrued Liabilities

Accrued liabilities consist of the following:

	May 4,	February 2,
	2002	2002

Accrued compensation and benefits	$6,647	$4,620
Accrued gift certificates and store merchandise credits	3,043	4,160
Sales tax payable	2,616	1,647
Reserve for store expansion/relocation and closing costs	1,980	2,094
Reserve for corporate rent — old corporate facilities (Note 8)	1,396	1,396
Accrued medical insurance costs	1,081	855
Other accrued liabilities	3,965	2,971

	$20,728	$17,743

NOTE 7 — Federal and State Income Tax Expense

The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 8 — Net Income per Share, Basic and Diluted

The following table summarizes the computation of EPS (all amounts in thousands except share and per share amounts):

	May 4, 2002			May 6, 2001

			Per Share			Per Share
First Quarter Ended:	Net Income	Shares	Amount	Net Income	Shares	Amount

Basic EPS:	$3,269	32,798,091	$0.10	$979	32,518,814	$0.03
Diluted EPS:		613,536			678,910
Effect of dilutive stock options	$3,269	33,411,627	$0.10	$979	33,197,724	$0.03

Options to purchase 469,024 and 203,059 shares of common stock in the first thirteen weeks of fiscal 2002 and the first thirteen weeks of fiscal 2001, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock

NOTE 9 — Corporate Relocation-Related Charges

During the first quarter of fiscal 2001, the Company recorded a one-time non-cash charge of $2.5 million after tax ($4.2 million pre-tax), or $.08 per basic and diluted share, related to the disposal of most of the materials handling equipment in the Company’s former distribution center as part of its relocation to its new distribution facility in Anaheim, California at the end of fiscal 2001. The $4.2 million pre-tax charge is included in selling, general and administrative expenses.

During the second half of fiscal 2001, the Company recorded a $1.4 million charge to reserve for rent expense associated with the Company’s former corporate offices, which remain unused after the Company’s relocation to its new corporate offices and distribution center at the end of fiscal 2001. The reserve is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. The Company recorded an additional three months of expenses during the first quarter of 2002 to maintain the one-year reserve of $1.4 million. To the extent this time frame changes, additional charges may be recorded in the future from $1.4 million per year up to the net remaining obligation under the lease depending on the facts and circumstances in existence at the time. As of May 4, 2002, the aggregate net remaining obligation under this lease is approximately $7.2 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

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

Revenue Recognition - Sales are recognized upon purchase by customers at the Company’s retail store locations or through the Company’s website. The Company has recorded reserves to estimate sales returns by customers based on historical sales return results. Actual return rates have historically been within management’s expectations and the reserves established. However, in the unlikely event that the actual rate of sales returns by customers increased significantly, the Company’s operational results could be adversely affected.

Inventory Valuation - Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. Management bases the decision to mark down merchandise based upon the age of the item and its current rate of sale. To the extent that management estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and operating results. The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could increase future markdown rates.

Corporate Rent Reserve - During the second half of fiscal 2001, the Company recorded a $1.4 million charge to reserve for rent expense associated with the Company’s former corporate offices, which remain unused after the Company’s relocation to its new corporate offices and distribution center at the end of fiscal 2001. The reserve is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. The Company recorded an additional three months of expenses during the first quarter of 2002 to maintain the one-year reserve of $1.4 million. To the extent this time frame changes, additional charges may be recorded in the future from $1.4 million per year up to the net remaining obligation under the lease depending on the facts and circumstances in existence at the time. As of May 4, 2002, the aggregate net remaining obligation under this lease was approximately $7.2 million.

Litigation - The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions would be recorded in the future that may have an adverse affect on the Company’s operating results.

Results of Operations

The thirteen weeks ended May 4, 2002 (first quarter) as compared to the thirteen weeks ended May 6, 2001 (first quarter)

Net Sales

Net sales increased to $161.7 million for the first thirteen weeks of fiscal 2002 from $137.7 million for the first thirteen weeks of fiscal 2001, an increase of $24.0 million, or 17.4%. Of this $24.0 million increase, $19.4 million was attributable to net sales generated by 112 new stores opened in fiscal 2001 and not yet included in the comparable store base, $3.3 million was attributable to net sales generated by 34 new stores opened in fiscal 2002 and not yet included in the comparable store base, $1.8 million was attributable to other non-comparable store net sales and $.8 million was attributable to a .6% increase in comparable store net sales in the first thirteen weeks of fiscal 2002 compared to the comparable thirteen weeks ended May 6, 2001. Offsetting these increases was a $1.3 million decrease attributable to the closing of three and six stores during fiscal 2002 and fiscal 2001, respectively. Other non-comparable store net sales consist primarily of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the ..6% increase in comparable store net sales in the first thirteen weeks of fiscal 2002, PacSun and PacSun Outlet comparable store net sales increased 1.2% and d.e.m.o. comparable store net sales decreased 3.7%. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company’s merchandise remained relatively unchanged in the first thirteen weeks of fiscal 2002 compared to the first thirteen weeks of fiscal 2001 and had no significant impact on the net sales increase for the first thirteen weeks of fiscal 2002.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $49.2 million for the first thirteen weeks of fiscal 2002 from $42.0 million for the first thirteen weeks of fiscal 2001, an increase of $7.2 million, or 17.1%. As a percentage of net sales, gross margin was 30.4% for the first thirteen weeks of fiscal 2002 compared to 30.5% for the first thirteen weeks of fiscal 2001. Of this .1% decrease, occupancy costs increased 1.3% as a percentage of net sales compared to the first thirteen weeks of fiscal 2001, which was related to opening 34 new stores in the first thirteen weeks of fiscal 2002 and the residual impact from opening 129 net new stores in fiscal 2001. Occupancy costs as a percentage of net sales for new stores are generally higher than for mature stores. Offsetting this increase was a .7% decrease in buying costs as a percentage of net sales due to lower salaries and travel expenses in the first thirteen weeks of fiscal 2002 as compared to the first thirteen weeks of fiscal 2001 and a .5% increase in net merchandise margins as a percentage of net sales due to a higher initial markup partially offset by a higher markdown rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $43.7 million for the first thirteen weeks of fiscal 2002 from $40.6 million for the first thirteen weeks of fiscal 2001, an increase of $3.1 million, or 7.6%. These expenses increased to 27.0% as a percentage of sales in the first thirteen weeks of fiscal 2002 from 26.5% in the first thirteen weeks of fiscal 2001, excluding the one-time non-cash charge incurred in the first quarter of fiscal 2001. Of this .5% net increase as a percentage of net sales, .4% was due to moving the timing of physical inventories to the first quarter of fiscal 2002 from the second quarter of fiscal 2001, .3% was due to an increase in the corporate occupancy reserve due to our former corporate offices not yet subleased, .3% was due to an increase in depreciation and .2% was due to an increase in store payroll expenses. These increases were partially offset by a .7% decrease in advertising expenses as a percentage of sales. Store payroll and selling expenses as a percentage of net sales for new stores are generally higher than for mature stores.

Income Tax Expense

Income tax expense was $2.0 million for the first thirteen weeks of fiscal 2002 compared to $0.6 million for the first thirteen weeks of fiscal 2001. The effective income tax rate was 38.4% in each of the first thirteen weeks of fiscal 2002 and fiscal 2001.

Liquidity and Capital Resources

The Company has financed its operations from internally generated cash flow, short-term and long-term borrowings and equity financing. The Company’s primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores, financing of inventories, and, in fiscal 2001, construction of the Company’s new corporate offices and distribution center.

Net cash used in operating activities for the first thirteen weeks of fiscal 2002 was $11.4 million as compared to $2.4 million for the first thirteen weeks of fiscal 2001. This $9.0 million increase in cash used was primarily attributable to a decrease in accrued income taxes and deferred income taxes of $7.2 million and the $4.2 million one-time non-cash charge for the disposal of most of the materials handling equipment in the Company’s former distribution center incurred during fiscal 2001, offset by an increase in net income of $2.3 million and other items netting to $.1 million. Working capital at May 4, 2002 was $81.1 million compared to $78.9 million at February 2, 2002, an increase of $2.2 million. Inventories at May 4, 2002 were $111.4 million compared to $102.5 million at February 2, 2002, an increase of $8.9 million. This increase was primarily related to opening 31 net new stores and expanding/relocating 6 stores with over 50% larger average square footage than their previous locations. The Company’s average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

Net cash used in investing activities was $10.2 million for property and equipment for the first thirteen weeks of fiscal 2002 compared to $17.1 million for property and equipment for the first thirteen weeks of fiscal 2001. Of the $10.2 million of net cash used for investment in property and equipment in the first thirteen weeks of fiscal 2002, $9.5 million was used for new and existing stores, $.5 million was used for other capital expenditures including computer hardware and software and $.2 million was used for costs related to the new distribution center.

Net cash provided by financing activities for the first thirteen weeks of fiscal 2002 was $.5 million compared to $3.2 million for the first thirteen weeks of fiscal 2001. Of the $.5 million of net cash provided by financing activities in the first thirteen weeks of fiscal 2002, $.8 million was due to proceeds received from the exercise of stock options, offset by $.3 million of payments under capital lease and long-term debt obligations.

The Company has a credit facility of $55.0 million with a bank, which provides for a $30.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the “Construction Facility”) that was used to finance the construction of the Company’s new corporate office and distribution center. The Credit Line expires March 31, 2004. At any time until September 30, 2002, the Company can, at its option, convert the outstanding borrowings under the Construction Facility to a term loan due April 30, 2006. As of the date of this filing, the Company had not converted the Construction Facility to a term loan. Interest on each of the Credit Line and Construction Facility is payable monthly at the bank’s prime rate (4.75% at May 4, 2002) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company’s weighted average interest rate on its outstanding borrowings was 3.62% at May 4, 2002. At May 4, 2002, the Company had no borrowings outstanding under the Credit Line and $25.0 million outstanding under the Construction Facility. The Company’s intent is to convert the outstanding borrowings under the Construction Facility to a term loan. Upon conversion, the Company would be required to make minimum principal payments of $.8 million in fiscal 2002 under the term loan. Accordingly, this principal payment amount of the Construction Facility has been classified as current portion of long-term debt. Additionally, the Company had $10.5 million in letters of credit outstanding at May 4, 2002. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At May 4, 2002, the Company was in compliance with all of the covenants.

During the remainder of fiscal 2002, the Company plans to open approximately 44 net new stores, of which approximately 35 will be PacSun stores, approximately 5 will be PacSun Outlet stores and approximately 4 will be d.e.m.o. stores. The Company also plans to expand or relocate approximately 30 existing smaller stores during fiscal 2002. The Company estimates that capital expenditures during the remainder of fiscal 2002 will be approximately $30 million, of which approximately $26 million will be for opening, expanding, and relocating stores and approximately $4 million will be used for other capital expenditures, including computer hardware and software.

The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. Some leases contain cancellation or kick-out clauses in the Company’s favor if specified sales levels are not achieved. The Company closed six stores in fiscal 2001 and anticipates closing approximately ten stores in fiscal 2002.

The Company leases all of its retail store locations under operating leases. The Company also leases equipment from time to time under capital leases. Also, at any time, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. For details concerning the Company’s financial commitments under these arrangements, please see Note 6 to the consolidated financial statements contained in the Company’s Form 10-K for the year ended February 2, 2002.

The Company relies primarily on internally generated cash flows to finance its operations. In addition, to the extent necessary, the Company relies on its credit facility to finance operations and provide additional resources for capital expenditures. Management believes that the Company’s working capital, cash flows from operating activities and credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements through the end of fiscal 2002.

The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company’s business, operating results, cash flows from operations and financial condition. Any economic downturn that affects the retail industry as a whole could also adversely affect the Company’s business, operating results, cash flows from operations and financial condition.

A significant decrease in the Company’s operating results could adversely affect the Company’s ability to maintain required financial ratios under the Company’s credit facility. Required financial ratios include total liabilities to tangible net worth ratio, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility. The most likely result would require the Company to either renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms.

New Accounting Pronouncements

Business Combinations, Goodwill and Other Intangible Assets — The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and, therefore, the Company’s amortization of existing goodwill ceased on February 2, 2002. In addition, under SFAS No. 142, any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill and intangible assets and determined that no impairment existed. In the absence of any impairment issues, the Company expects the impact of these statements to increase pre-tax income by approximately $.3 million per year through 2022.

Accounting for the Impairment or Disposal of Long-Lived Assets — The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations. However, future impairment reviews may result in charges against earnings if we are required to write down the value of long-lived assets.

Inflation

The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company’s business will not be affected by inflation in the future.

Seasonality and Quarterly Results

The Company’s business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company’s first quarter historically accounts for the smallest percentage of annual net sales. In each of fiscal 2001 and fiscal 2000, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 34% of the Company’s annual net sales and a higher percentage of the Company’s operating income. In fiscal 2001, excluding net sales generated by new and relocated/expanded stores, approximately 45% of the Company’s annual net sales occurred in the first half of the fiscal year and 55% in the second half. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

This report on Form 10-Q contains “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

Merchandising/Fashion Sensitivity. The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company’s failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on the Company’s business, financial condition and results of operations. Misjudgments or unanticipated fashion changes could also have a material adverse effect on the Company’s image with its customers.

Private Label Merchandise. Sales from private label merchandise accounted for approximately 34% and 36% of net sales in fiscal 2001 and fiscal 2000, respectively. The Company may increase the percentage of net sales in private label merchandise in the future, although there can be no assurance that the Company will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because the Company’s private label merchandise generally carries higher merchandise margins than its other merchandise, the Company’s failure to anticipate, identify and react in a timely manner to fashion trends with its private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse affect on the Company’s business, financial condition and results of operations.

Fluctuations in Comparable Store Net Sales Results. The Company’s comparable store net sales results have fluctuated significantly in the past, on a monthly, quarterly and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect the Company’s comparable store net sales results, including changes in fashion trends, changes in the Company’s merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. The Company’s comparable store net sales results for any particular fiscal month, fiscal quarter or fiscal year in the future may decrease. As a result of these or other factors the Company’s future comparable store net sales results are likely to have a significant effect on the market price of the Company’s common stock.

Expansion and Management of Growth. PacSun’s continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management’s ability to manage the Company’s planned expansion. During fiscal 2002, the Company plans to open approximately 75 net new stores, of which approximately 58 will be PacSun stores, approximately seven will be PacSun Outlet stores and approximately 10 will be d.e.m.o. stores. The Company’s planned expansion is dependent upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company’s control may also affect the Company’s ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company’s operations grow, there could be increasing strain on the Company’s resources, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company’s future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company’s business, financial condition and results of operations.

Reliance on Key Personnel. The continued success of the Company is dependent to a significant degree upon the services of its key personnel, particularly its executive officers. The loss of the services of any member of senior management could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s success in the future will also be dependent upon the Company’s ability to attract and retain qualified personnel. The Company’s inability to attract and retain qualified personnel in the future could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Single Distribution Facility. The Company’s distribution functions for all of its stores and for internet sales are handled from a single facility in Anaheim, California. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company’s new corporate office and distribution center will be adequate to support the Company’s future growth.

Stores in the d.e.m.o. format. Comparable store results for d.e.m.o. stores did not meet management’s expectations during the first quarter of fiscal 2002 (-3.7%) or during fiscal 2001 (1.6%). There can be no guarantee that d.e.m.o. stores will achieve acceptable levels of sales or profitability in the future. Continued disappointing sales results for d.e.m.o. stores may have a material adverse affect on the Company’s business, financial condition and results of operations and may result in a greater number of store closings.

Internet Sales. The Company began selling merchandise over the internet in June 1999. The Company’s internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. There can be no assurance that the internet operations will achieve sales and profitability levels that justify the Company’s investment therein. The internet operations also involve other risks that could have a material adverse effect on the Company, including (i) the failure to reach acceptable levels of profitability within the foreseeable future, (ii) difficulties with hiring, retention and training of key personnel to conduct the Company’s internet operations, (iii) diversion of sales from PacSun stores, (iv) rapid technological change, (v) liability for online content and (vi) risks related to the failure of the computer systems that operate the web site and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, the internet operations involve risks which are beyond the Company’s control that could have a material adverse effect on the Company, including (i) price competition involving the items the Company intends to sell, (ii) the entry of the Company’s vendors into the internet business, in direct competition with the Company, (iii) the level of merchandise returns experienced by the Company, (iv) governmental regulation, (v) online security breaches, (vi) credit card fraud and (vii) competition and general economic conditions and economic conditions specific to the internet, online commerce and the apparel industry.

Volatility of Stock Price. The market price of the Company’s common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, internet sales results, d.e.m.o. sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies.

Economic Impact of Recent Terrorist Attacks. The majority of the Company’s stores are located in regional shopping malls. In response to the terrorist attacks of September 11, 2001, security is being heightened in public areas. Any further threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in regional shopping malls. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. For example, on September 11, 2001, a substantial number of the Company’s stores were closed early due to closure of the malls in response to the terrorist attacks. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales that would have a material adverse affect on the Company’s business, financial condition and results of operations.

Reliance on foreign sources of production. The Company purchases merchandise directly in foreign markets for its private label brands. In addition, the Company purchases merchandise from domestic vendors, some of which is manufactured overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces competition from other companies for production facilities and import quota capacity. The Company also faces a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region that the Company does business with; (iii) imposition of duties, taxes, and other charges on imports; and (iv) local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions which, if enacted, would increase the cost of products purchased from suppliers in countries that the Company does business with. The inability of the Company to rely on its foreign sources of production due to any of the factors listed above could have a material adverse affect on the Company’s business, financial condition and results of operations.

Credit Facility Financial Covenants. A significant decrease in the Company’s operating results could adversely affect the Company’s ability to maintain required financial ratios under the Company’s credit facility. Required financial ratios include total liabilities to tangible net worth ratio, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility. The most likely result would require the Company to either renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms.

*************

The Company cautions that the risk factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Further, management cannot assess the impact of each such factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent the Company borrows under its credit facility, the Company is exposed to market risk related to changes in interest rates. At May 4, 2002, $25.0 million in borrowings were outstanding under the Company’s credit facility. Based on the weighted average interest rate of 3.62% on the Company’s credit facility during the thirteen weeks ended May 4, 2002, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1.0 million outstanding on the Company’s credit facility, net income would be reduced by approximately $3,000 per year. A discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies and Nature of Business in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended February 2, 2002. The Company is not a party with respect to derivative financial instruments.

PART II-OTHER INFORMATION

Item 1 — Legal Proceedings — Not Applicable

Item 2 — Changes in Securities and Use of Proceeds — Not Applicable

Item 3 — Defaults Upon Senior Securities — Not Applicable

Item 4 — Submission of Matters to a Vote of Security Holders — Not Applicable

Item 5 — Other Information — Not Applicable

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Revised Second Amendment to Business Loan Agreement, dated as of August 1, 2001, between the Company and Bank of America, N.A. This exhibit is being filed to correct a clerical error in section 2.2 of the EDGAR version of the document filed as an exhibit to our Form 10-Q for the quarter ended August 5, 2001.

(b)	Reports on Form 8-K:

No reports were filed on form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Sunwear of California, Inc. (Registrant)

Date: May 24, 2002	/s/ GREG H. WEAVER Greg H. Weaver Chairman of the Board and Chief Executive Officer

Date: May 24, 2002	/s/ CARL W. WOMACK Carl W. Womack Senior Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit	Description

10.1	Revised Second Amendment to Business Loan Agreement, dated as of August 1, 2001, between the Company and Bank of America, N.A. This exhibit is being filed to correct a clerical error in section 2.2 of the EDGAR version of the document filed as an exhibit to our Form 10-Q for the quarter ended August 5, 2001.