Form 10-Q
period 2002-08-03
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2002-09-11
CIK 874841

SECURITIES AND EXCHANGE COMMISSION
Washington D.C 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

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
Yes[x] No[ ]

         The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, at September 6, 2002, was 32,865,221.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-Q
For the Quarter Ended August 3, 2002

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

ASSETS

	August 3,	February 2,
	2002	2002

CURRENT ASSETS:

Cash and cash equivalents (Note 2)	$4,171	$23,136

Accounts receivable	5,190	3,044

Merchandise inventories	153,205	102,512

Prepaid expenses, includes $9,137 and $8,410 of prepaid rent, respectively	14,154	11,856

Deferred taxes	4,282	4,282

Total current assets	181,002	144,830

PROPERTY AND EQUIPMENT:

Land	12,156	12,156

Buildings and building improvements	26,475	26,475

Leasehold improvements	108,380	102,075

Furniture, fixtures and equipment	136,383	125,706

Total property and equipment	283,394	266,412

Less accumulated depreciation and amortization	(83,794)	(71,412)

Net property and equipment	199,600	195,000

OTHER ASSETS:

Goodwill (Note 3)	6,492	6,492

Deferred compensation and other assets (Note 4)	9,676	7,807

Deferred taxes – noncurrent	1,311	1,311

Total other assets	17,479	15,610

Total assets	$398,081	$355,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Line of credit (Note 5)	$11,700	$—

Current portion of long-term debt (Note 5)	25,791	425

Current portion of capital lease obligations	834	834

Accounts payable	55,964	37,493

Accrued liabilities (Notes 6 and 9)	21,388	17,743

Income taxes payable	2,321	9,436

Total current liabilities	117,998	65,931

Long-term debt (Note 5)	1,640	24,597

Long-term capital lease obligations	287	731

Deferred compensation	7,711	7,439

Deferred rent	9,636	8,759

Other long-term liabilities	28	28

SHAREHOLDERS’ EQUITY:

Preferred stock, par value $.01; authorized, 5,000,000; none issued and outstanding	—	—

Common stock, par value $.01; authorized 75,937,500 shares; issued and outstanding, 32,859,931 and 32,770,502 shares, respectively	329	328

Additional paid-in capital	90,676	88,416

Retained earnings	169,776	159,211

Total shareholders’ equity	260,781	247,955

Total liabilities and shareholders’ equity	$398,081	$355,440

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share and per share amounts)

	For the Second Quarter Ended		For the First Half Ended

	August 3,	August 5,	August 3,	August 5,
	2002	2001	2002	2001

Net sales	$190,854	$156,509	$352,564	$294,207

Cost of goods sold, including buying, distribution and occupancy costs	130,249	108,331	242,792	204,072

Gross margin	60,605	48,178	109,772	90,135

Selling, general and administrative expenses (Note 9)	48,454	42,437	92,168	83,039

Operating income	12,151	5,741	17,604	7,096

Interest expense/(income), net	306	(12)	453	(247)

Income before income tax expense	11,845	5,753	17,151	7,343

Income tax expense (Note 7)	4,549	2,209	6,586	2,819

Net income	$7,296	$3,544	$10,565	$4,524

Comprehensive income (Note 1)	$7,296	$3,544	$10,565	$4,524

Net income per share, basic (Note 8)	$0.22	$0.11	$0.32	$0.14

Net income per share, diluted (Note 8)	$0.22	$0.11	$0.32	$0.14

Weighted average shares outstanding, basic (Note 8)	32,838,249	32,719,399	32,818,170	32,619,110

Weighted average shares outstanding, diluted (Note 8)	33,229,773	33,101,815	33,315,937	33,135,948

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the First Half Ended

	August 3,	August 5,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$10,565	$4,524

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	16,057	12,752

Loss on disposal of equipment (Note 9)	2,110	5,285

Change in operating assets and liabilities:

Accounts receivable	(2,146)	(2,861)

Merchandise inventories	(50,693)	(41,581)

Prepaid expenses	(1,494)	694

Deferred compensation and other assets	278	(457)

Accounts payable	18,471	8,632

Accrued liabilities	3,645	1,975

Income taxes and deferred taxes	(6,466)	1,645

Deferred rent	877	590

Net cash used in operating activities	(8,796)	(8,802)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property and equipment	(22,742)	(39,963)

Net cash used in investing activities	(22,742)	(39,963)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under credit facility	11,700	20,075

Proceeds from exercise of stock options	1,321	3,686

Principal payments under capital lease obligations	(444)	(255)

Payments under long-term debt obligations	(4)	—

Net cash provided by financing activities	12,573	23,506

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(18,965)	(25,259)

CASH AND CASH EQUIVALENTS, beginning of period	23,136	28,971

CASH AND CASH EQUIVALENTS, end of period	$4,171	$3,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$565	$39

Income taxes	$13,052	$1,174

Supplemental disclosures of non-cash transactions (in thousands): During the first half ended August 3, 2002 and August 5, 2001, the Company recorded an increase to additional paid-in capital of $649 and $2,485, respectively, related to tax benefits associated with the exercise of non-qualified stock options. Also, during each of the first halves ended August 3, 2002 and August 5, 2001, the Company recorded an increase to additional paid-in capital of $291 and $290, respectively, related to the issuance of restricted stock to satisfy certain deferred compensation liabilities. In addition, during the first half ended August 3, 2002, the Company purchased a prepaid three-year computer maintenance agreement under a long-term debt obligation for $2,413.

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands unless otherwise indicated)

NOTE 1 — Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

The Company’s fiscal year is the 52- or 53-week period, which ends on the Saturday closest to January 31. “Fiscal 2002” is a 52-week period that ends February 1, 2003. “Fiscal 2001” was a 52-week period that ended on February 2, 2002.

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the condensed consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported expenses during the reported period. Actual results could differ from these estimates. The results of operations for the second quarter and first half ended August 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003. For further information, refer to the financial statements and notes thereto as of and for the years ended February 2, 2002, February 4, 2001 and January 30, 2000.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

NOTE 3 – Goodwill and Identified Intangible Assets

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

On February 3, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superseded previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Upon adoption of SFAS No. 144, the Company performed an impairment test of its long-lived assets and determined that no impairment existed. Under SFAS No. 144, long-lived assets, including amortizing intangible assets, will be tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Included in other assets is a covenant not to compete with a carrying value of $4, net of accumulated amortization of $246, at August 3, 2002. The covenant not to compete will be completely amortized during fiscal 2002.

SFAS No. 142 also requires disclosure of the after-tax impact to reported net income and earnings per share of the adoption of the statement for all periods presented. The following table recognizes the after-tax impact to the Company’s operational results of the adoption of SFAS No. 142 as if the standard had been in effect for all periods presented:

	August 3,	August 5,
	2002	2001

For the First Half Ended:

Reported net income	$10,565	$4,524

Add back goodwill amortization	—	96

Adjusted net income	$10,565	$4,620

Basic earnings per share:

Reported net income	$0.32	$0.14

Add back goodwill amortization	0.00	0.00

Adjusted net income	$0.32	$0.14

Diluted earnings per share:

Reported net income	$0.32	$0.14

Add back goodwill amortization	0.00	0.00

Adjusted net income	$0.32	$0.14

NOTE 4 — Deferred Compensation and Other Assets

Deferred compensation and other assets consist of the following:

	August 3,	February 2,
	2002	2002

Deferred compensation	$7,950	$7,587

Long-term computer maintenance contract	1,542	—

Other assets	184	220

	$9,676	$7,807

NOTE 5 – Credit Facility

The Company amended its credit facility with a bank on August 19, 2002. The credit facility expires March 31, 2004. The amended credit facility provides for a $45.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the “Construction Facility”) which was used to finance the construction of the Company’s new corporate office and distribution center. Interest on each of the Credit Line and Construction Facility is payable monthly at the bank’s prime rate (4.75% at August 3, 2002) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company’s weighted average interest rate on its outstanding borrowings was 3.77% at August 3, 2002. At August 3, 2002, the Company had $11.7 million outstanding under the Credit Line and $25.0 million outstanding under the Construction Facility. Additionally, the Company had $9.3 million in letters of credit outstanding at August 3, 2002. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At August 3, 2002, the Company was in compliance with all of the covenants.

The Company intends to repay the $25.0 million outstanding under the Construction Facility prior to September 30, 2002 using cash flows generated from operations. Accordingly, the entire balance of the Construction Facility has been included in the current portion of long-term debt at August 3, 2002.

NOTE 6 — Accrued Liabilities

Accrued liabilities consist of the following:

	August 3,	February 2,
	2002	2002

Accrued compensation and benefits	$6,369	$4,620

Sales tax payable	3,557	1,647

Accrued gift certificates and store merchandise credits	2,677	4,160

Reserve for store expansion/relocation and closing costs	1,799	2,094

Reserve for corporate rent – old corporate facilities (Note 9)	1,396	1,396

Accrued medical insurance costs	1,352	855

Other accrued liabilities	4,238	2,971

	$21,388	$17,743

NOTE 7 — Federal and State Income Tax Expense

The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 8 — Net Income per Share, Basic and Diluted

The following table summarizes the computation of EPS (all amounts in thousands except share and per share amounts):

	August 3, 2002			August 5, 2001

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Second Quarter Ended:

Basic EPS:	$7,296	32,838,249	$0.22	$3,544	32,719,399	$0.11

Effect of dilutive stock options		391,524			382,416

Diluted EPS:	$7,296	33,229,773	$0.22	$3,544	33,101,815	$0.11

	August 3, 2002			August 5, 2001

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

First Half Ended:

Basic EPS:	$10,565	32,818,170	$0.32	$4,524	32,619,110	$0.14

Effect of dilutive stock options		497,767			516,838

Diluted EPS:	$10,565	33,315,937	$0.32	$4,524	33,135,948	$0.14

Options to purchase 1,695,773 and 1,033,198 shares of common stock in the second quarter of fiscal 2002 and fiscal 2001, respectively, and 950,904 and 443,326 shares of common stock in the first half of fiscal 2002 and fiscal 2001, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

NOTE 9 – Corporate Relocation-Related Charges

During the first quarter of fiscal 2001, the Company recorded a non-cash charge of $2.5 million after tax ($4.2 million pre-tax), or $.08 per basic and diluted share, related to the disposal of most of the materials handling equipment in the Company’s former distribution center as part of its relocation to its new distribution facility in Anaheim, California at the end of fiscal 2001. The $4.2 million pre-tax charge is included in selling, general and administrative expenses.

During the second half of fiscal 2001, the Company recorded a $1.4 million charge to reserve for rent expense associated with the Company’s former corporate offices, which remain unused after the Company’s relocation to its new corporate offices and distribution center at the end of fiscal 2001. The current reserve of $1.4 million is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. To the extent management’s estimates relating to the Company’s ability to sublease these premises within one year changes, additional charges may be recorded in the future up to the net remaining obligation under the lease depending on the facts and circumstances in existence at the time. As of August 3, 2002, the aggregate net remaining obligation under this lease is approximately $6.9 million.

NOTE 10 – Subsequent Event

On August 30, 2002, the Company repaid the outstanding balance of $25.0 million related to the Construction Facility using available cash generated from operations (see Note 5).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reported period. Actual results could differ from these estimates. The accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating reported financial results include the following:

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

Corporate Rent Reserve - During the second half of fiscal 2001, the Company recorded a $1.4 million charge to reserve for rent expense associated with the Company’s former corporate offices, which remain unused after the Company’s relocation to its new corporate offices and distribution center at the end of fiscal 2001. The current reserve of $1.4 million is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. To the extent management’s estimates relating to the Company’s ability to sublease these premises within one year changes, additional charges may be recorded in the future up to the net remaining obligation under the lease depending on the facts and circumstances in existence at the time. As of August 3, 2002, the aggregate net remaining obligation under this lease was approximately $6.9 million.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of the Company’s net sales represented by certain income statement data. The discussion that follows should be read in conjunction with the table below:

	Second Quarter Ended		First Half Ended

	Aug 3,	Aug 5,	Aug 3,	Aug 5,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold, including buying, distribution and occupancy costs	68.2	69.2	68.9	69.4

Gross margin	31.8	30.8	31.1	30.6

Selling, general and administrative expenses	25.4	27.1	26.1	28.2

Operating income	6.4	3.7	5.0	2.4

Interest expense/(income), net	0.2	0.0	0.1	(0.1)

Income before income tax expense	6.2	3.7	4.9	2.5

Income tax expense	2.4	1.4	1.9	1.0

Net income	3.8%	2.3%	3.0%	1.5%

The thirteen weeks ended August 3, 2002 (second quarter) as compared to the thirteen weeks ended August 5, 2001 (second quarter)

Net Sales

Net sales increased to $190.9 million for the second quarter of fiscal 2002 from $156.5 million for the second quarter of fiscal 2001, an increase of $34.4 million, or 22.0%. Of this $34.4 million increase, $13.5 million was attributable to net sales generated by 67 new stores opened in fiscal 2001 and not yet included in the comparable store base, $10.3 million was attributable to net sales generated by 67 new stores opened in fiscal 2002 and not yet included in the comparable store base, $10.3 million was attributable to a 7.3% increase in comparable store net sales in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001, and $2.0 million was attributable to other non-comparable store net sales. Offsetting these increases was a $1.7 million decrease attributable to the closing of eight and six stores during fiscal 2002 and fiscal 2001, respectively. Other non-comparable store net sales consist primarily of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the 7.3% increase in comparable store net sales in the second quarter of fiscal 2002, PacSun and PacSun Outlet comparable store net sales increased 7.4% and d.e.m.o. comparable store net sales increased 6.0%. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company’s merchandise remained relatively unchanged in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 and had no significant impact on the net sales increase for the second quarter of fiscal 2002.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $60.6 million for the second quarter of fiscal 2002 from $48.2 million for the second quarter of fiscal 2001, an increase of $12.4 million, or 25.7%. As a percentage of net sales, gross margin was 31.8% for the second quarter of fiscal 2002 compared to 30.8% for the second quarter of fiscal 2001. Of this 1.0% increase, .4% was due to an increase in net merchandise margins as a percentage of net sales due to a higher initial markup partially offset by a higher markdown rate, .3% was due to a decrease in buying costs as a percentage of net sales primarily due to a decrease in salaries and travel expenses as a percentage of net sales in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 and .3% was due to a decrease in distribution costs as a percentage of net sales primarily due to a decrease in freight and payroll expenses as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $48.4 million for the second quarter of fiscal 2002 from $42.4 million for the second quarter of fiscal 2001, an increase of $6.0 million, or 14.2%. These expenses decreased to 25.4% as a percentage of net sales in the second quarter of fiscal 2002 from 27.1% in the second quarter of fiscal 2001. Of this 1.7% net decrease as a percentage of net sales, 1.7% was attributable to decreased advertising expenses as a percentage of net sales primarily due to the elimination of television advertising in fiscal 2002, .5% was attributable to a decrease in store payroll expenses as a percentage of net sales and .2% was due to moving the timing of a physical inventory to the first quarter of fiscal 2002 from the second quarter of fiscal 2001. Offsetting these decreases was a .7% increase in store closing expenses as a percentage of net sales.

Income Tax Expense

Income tax expense was $4.5 million for the first thirteen weeks of fiscal 2002 compared to $2.2 million for the second quarter of fiscal 2001. The effective income tax rate was 38.4% in each of the second quarters of fiscal 2002 and fiscal 2001.

The twenty-six weeks ended August 3, 2002 (first half) as compared to the twenty-six weeks ended August 5, 2001 (first half)

Net Sales

Net sales increased to $352.6 million for the first half of fiscal 2002 from $294.2 million for the first half of fiscal 2001, an increase of $58.4 million, or 19.9%. Of this $58.4 million increase, $32.9 million was attributable to net sales generated by 67 new stores opened in fiscal 2001 and not yet included in the comparable store base, $13.6 million was attributable to net sales generated by 67 new stores opened in fiscal 2002 and not yet included in the comparable store base, $11.1 million was attributable to a 4.2% increase in comparable store net sales in the first half of fiscal 2002 compared to the first half of fiscal 2001, and $3.8 million was attributable other non-comparable store net sales. Offsetting these increases was a $3.0 million decrease attributable to the closing of eight and six stores during fiscal 2002 and fiscal 2001, respectively. Other non-comparable store net sales consist primarily of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the 4.2% increase in comparable store net sales in the first half of fiscal 2002, PacSun and PacSun Outlet comparable store net sales increased 4.5% and d.e.m.o. comparable store net sales increased .9%. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company’s merchandise remained relatively unchanged in the first half of fiscal 2002 compared to the first half of fiscal 2001 and had no significant impact on the net sales increase for the first half of fiscal 2002.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $109.8 million for the first half of fiscal 2002 from $90.1 million for the first half of fiscal 2001, an increase of $19.7 million, or 21.9%. As a percentage of net sales, gross margin was 31.1% for the first half of fiscal 2002 compared to 30.6% for the first half of fiscal 2001. Of this .5% increase as a percentage of net sales, .5% was due to a decrease in buying costs as a percentage of net sales primarily due to a decrease in salaries and travel expenses as a percentage of net sales in the first half of fiscal 2002 as compared to the first half of fiscal 2001, .3% was due to an increase in net merchandise margins as a percentage of net sales due to a higher initial markup partially offset by a higher markdown rate and .2% was due to a decrease in distribution costs as a percentage of net sales primarily due to reduced freight and payroll expenses as a percentage of net sales. Offsetting these decreases was a .5% increase in occupancy costs as a percentage of net sales compared to the first half of fiscal 2001, which was related to opening 59 net new stores in the first half of fiscal 2002 and the residual impact from opening 129 net new stores in fiscal 2001. Occupancy costs as a percentage of net sales for new stores are generally higher than for mature stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $92.2 million for the first half of fiscal 2002 from $83.0 million for the first half of fiscal 2001, an increase of $9.2 million, or 11.1%. These expenses decreased to 26.1% as a percentage of net sales in the first half of fiscal 2002 from 28.2% in the first half of fiscal 2001, excluding the non-cash charge incurred in the first quarter of fiscal 2001. Of this 2.1% net decrease as a percentage of net sales, 1.2% was attributable to decreased advertising expenses as a percentage of net sales primarily due to the elimination of television advertising in fiscal 2002, .9% was due to a decrease in store closing expenses as a percentage of net sales and .2% was due to a decrease in store payroll expenses as a percentage of net sales. Store closing expenses were higher in fiscal 2001 due to the non-cash charge pre-tax charge of $4.2 million related to the disposal of most of the materials handling equipment in the Company’s former distribution center as part of its relocation to its new distribution facility in Anaheim, California at the end of fiscal 2001. Offsetting these decreases was a .2% increase in other direct store selling expenses as a percentage of net sales.

Income Tax Expense

Income tax expense was $6.6 million for the first half of fiscal 2002 compared to $2.8 million for the first half of fiscal 2001. The effective income tax rate was 38.4% in each of the first halves of fiscal 2002 and fiscal 2001.

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

Net cash used in operating activities for each of the first half of fiscal 2002 and fiscal 2001 was $8.8 million. For the first half of fiscal 2002 as compared to the first half of fiscal 2001, changes in cash used were a decrease in accrued income taxes and deferred income taxes of $8.1 million and a decrease in losses on the disposal of property and equipment of $3.2 million, offset by an increase in net income of $6.0 million, an increase in depreciation of $3.3 million, an increase in accrued liabilities of $1.7 million and other items netting to a decrease in cash used of $.3 million. Working capital at August 3, 2002 was $63.0 million compared to $78.9 million at February 2, 2002, a decrease of $15.9 million. Of the $15.9 million decrease in working capital, $25.0 million was due to the reclassification of the Company’s Construction Facility from long-term liabilities to current liabilities due to the Company’s intent to repay the Construction Facility prior to September 30, 2002, $19.0 million was due to decreases in cash and $11.7 million was due to net borrowings under the Company’s Credit Line, partially offset by an increase in inventory net of accounts payable of $32.2 million, a decrease in income taxes payable of $7.1 million and other items netting to an increase in working capital of $.5 million. Inventories at August 3, 2002 were $153.2 million compared to $102.5 million at February 2, 2002, an increase of $50.7 million. This increase was primarily related to opening 59 net new stores and expanding/relocating 19 stores with more than 50% larger average square footage than their previous locations. The Company’s average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

Net cash used in investing activities was $22.7 million for property and equipment for the first half of fiscal 2002 compared to $40.0 million for property and equipment for the first half of fiscal 2001. Of the $22.7 million of net cash used for investment in property and equipment in the first half of fiscal 2002, $21.0 million was used for new and existing stores and $1.7 million was used for other capital expenditures including computer hardware and software.

Net cash provided by financing activities for the first half of fiscal 2002 was $12.6 million compared to $23.5 million for the first half of fiscal 2001. Of the $12.6 million of net cash provided by financing activities in the first half of fiscal 2002, $11.7 million was due to net borrowings under the Company’s line of credit and $1.3 million was due to proceeds received from the exercise of stock options, offset by $.4 million of payments under capital lease and long-term debt obligations.

The Company amended its credit facility with a bank on August 19, 2002. The credit facility expires March 31, 2004. The amended credit facility provides for a $45.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the “Construction Facility”) that was used to finance the construction of the Company’s new corporate office and distribution center. Interest on each of the Credit Line and Construction Facility is payable monthly at the bank’s prime rate (4.75% at August 3, 2002) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company’s weighted average interest rate on its outstanding borrowings was 3.77% at August 3, 2002. At August 3, 2002, the Company had $11.7 million outstanding under the Credit Line and $25.0 million outstanding under the Construction Facility. Additionally, the Company had $9.3 million in letters of credit outstanding at August 3, 2002. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At August 3, 2002, the Company was in compliance with all of the covenants.

The Company intends to repay the $25.0 million outstanding under the Construction Facility prior to September 30, 2002 using cash flows generated from operations. Accordingly, the entire balance of the Construction Facility has been classified as current at August 3, 2002.

During the remainder of fiscal 2002, the Company plans to open approximately 16 net new stores, of which approximately 13 will be PacSun stores, approximately two will be PacSun Outlet stores and approximately one will be a d.e.m.o. store. The Company also plans to expand or relocate approximately 10 existing smaller stores during the remainder of fiscal 2002. The Company estimates that capital expenditures during the remainder of fiscal 2002 will be approximately $16 million, of which approximately $14 million will be for new and existing stores and approximately $2 million will be used for other capital expenditures, including computer hardware and software. The Company plans to open approximately 50 net new stores during the year ended January 31, 2004 (“fiscal 2003”).

The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. Most leases contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified sales levels are not achieved by a specified date. The Company closed six stores in fiscal 2001 and anticipates closing approximately ten stores in fiscal 2002.

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

The Company relies primarily on internally generated cash flows to finance its operations. In addition, to the extent necessary, the Company relies on its credit facility to finance operations and provide additional resources for capital expenditures. Management believes that the Company’s working capital, cash flows from operating activities and credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements for the next twelve months.

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

New Accounting Pronouncements

Business Combinations, Goodwill and Other Intangible Assets – The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and, therefore, the Company’s amortization of existing goodwill ceased on February 2, 2002. In addition, under SFAS No. 142, any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill and intangible assets and determined that no impairment existed. In the absence of any impairment issues, the Company expects the impact of these statements to increase pre-tax income by approximately $.3 million per year through 2022.

Accounting for the Impairment or Disposal of Long-Lived Assets – The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations. However, future impairment reviews may result in charges against earnings if the Company is required to write down the value of long-lived assets.

Accounting for Costs Associated with Exit or Disposal Activities – In June, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after February 1, 2003.

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

Fluctuations in Comparable Store Net Sales Results. The Company’s comparable store net sales results have fluctuated significantly in the past, on a monthly, quarterly and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect the Company’s comparable store net sales results, including changes in fashion trends, changes in the Company’s merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. The Company’s comparable store net sales results for any particular fiscal month, fiscal quarter or fiscal year in the future may decrease. As a result of these or other factors, the Company’s future comparable store net sales results are likely to have a significant effect on the market price of the Company’s common stock.

Expansion and Management of Growth. PacSun’s continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management’s ability to manage the Company’s planned expansion. During the remainder of fiscal 2002, the Company plans to open approximately 16 net new stores, of which approximately 13 will be PacSun stores, approximately two will be PacSun Outlet stores and approximately one will be a d.e.m.o. store. The Company plans to open approximately 50 net new stores during the year ended January 31, 2004 (“fiscal 2003”). The Company’s planned expansion is dependent upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company’s control may also affect the Company’s ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable. As the Company’s operations grow, there could be increasing strain on the Company’s resources, and the Company could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, having sufficient working capital, bank line of credit and cash flow from operating activities for the Company’s future operating and capital requirements, obtaining sufficient quantities of merchandise from its preferred vendors, obtaining sufficient materials and contract manufacturers to produce its private brand products and enhancing its distribution, financial and operating systems. There can be no assurance that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Stores in the d.e.m.o. Format. Comparable store results for d.e.m.o. stores did not meet management’s expectations during the first half of fiscal 2002 (+.9%) nor during fiscal 2001 (+1.6%). The Company is not certain that d.e.m.o. stores will achieve acceptable levels of sales or profitability in the future. Continued disappointing sales results for d.e.m.o. stores may have a material adverse affect on the Company’s business, financial condition and results of operations and may result in a greater number of store closings.

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

Reliance on Foreign Sources of Production. The Company purchases merchandise directly in foreign markets for its private label brands. In addition, the Company purchases merchandise from domestic vendors, some of which is manufactured overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces competition from other companies for production facilities and import quota capacity. The Company also faces a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region that the Company does business; (iii) imposition of duties, taxes, and other charges on imports; and (iv) local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions which, if enacted, would increase the cost of products purchased from suppliers in countries that the Company does business with. The inability of the Company to rely on its foreign sources of production due to any of the factors listed above could have a material adverse affect on the Company’s business, financial condition and results of operations.

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

Stock Options. A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Securities and Exchange Commission has indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, the Company includes such expenses on a pro forma basis in the notes to the Company’s annual financial statements in accordance with accounting principles generally accepted in the United States of America but does not include stock option expenses in the Company’s reported financial statements. If accounting standards are changed to require the Company to expense stock options, the Company’s reported earnings will decrease and its stock price could decline.

Litigation. The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company. However, management’s assessment of the Company’s current litigation could change in light of the discovery of facts with respect to legal actions pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with management’s evaluation of the possible liability or outcome of such litigation.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent the Company borrows under its credit facility, the Company is exposed to market risk related to changes in interest rates. At August 3, 2002, $36.7 million in borrowings were outstanding under the Company’s credit facility. Based on the weighted average interest rate of 4.75% on the Company’s credit facility during the first half ended August 3, 2002, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1.0 million outstanding on the Company’s credit facility, net income would be reduced by approximately $3,000 per year. A discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies and Nature of Business in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended February 2, 2002. The Company is not a party with respect to derivative financial instruments.

PART II-OTHER INFORMATION

Item 1 — Legal Proceedings

On September 17, 2001 a former Pacific Sunwear employee filed a putative class action lawsuit against Pacific Sunwear which alleges that Pacific Sunwear has not properly paid wages to its California-based store managers, co-managers and assistant managers working in PacSun stores. The action, Auden v. Pacific Sunwear of California, Inc., Case No. 01CC00383, was filed in the California Superior Court for the County of Orange. The complaint in the action seeks both monetary and injunctive relief. Pacific Sunwear has filed an answer in the action denying the allegations and raising affirmative defenses. No class has been certified at this time.

On May 3, 2002 a former Pacific Sunwear employee filed a putative class action lawsuit against Pacific Sunwear in the California Superior Court for the County of Orange, alleging claims substantially similar to the claims alleged in the Auden case described above. In the case, Adams v. Pacific Sunwear of California, Inc., Case No. 02CC00120, the plaintiff alleges that Pacific Sunwear has not properly paid wages to its California store managers and co-managers working in d.e.m.o. stores. The complaint in the action seeks monetary and injunctive relief. Pacific Sunwear has filed an answer in the action denying the allegations and raising affirmative defenses. No class has been certified at this time.

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

Item 2 — Changes in Securities and Use of Proceeds — Not Applicable

Item 3 — Defaults Upon Senior Securities — Not Applicable

Item 4 — Submission of Matters to a Vote of Security Holders

a) The 2002 Annual Meeting of Shareholders of the Company was held on May 29, 2002.

b) At the 2002 Annual Meeting, Greg H. Weaver, Julius Jensen III, Pearson C. Cummin III, Peter L. Harris and Sally Frame Kasaks were elected as Directors of the Company for a one-year term ending in 2003.

Voting at the 2002 Annual Meeting for the election of directors was as set forth below. Each of the nominees identified below was elected a director.

NAME	VOTES CAST FOR	VOTES WITHHELD

Greg H. Weaver	26,469,155	66,352

Julius Jensen III	26,180,718	354,789

Pearson C. Cummin III	26,353,076	182,431

Peter L. Harris	26,471,454	64,053

Sally Frame Kasaks	26,193,484	342,023

Item 5 — Other Information — Not Applicable

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits:
10.1	Third Amendment to Business Loan Agreement, dated as of August 19, 2002, between the Company and Bank of America N.A.

(b)	Reports on Form 8-K:
No reports were filed on form 8-K during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Sunwear of California, Inc. (Registrant)

Date: September 6, 2002	\s\ GREG H. WEAVER

Greg H. Weaver Chairman of the Board and Chief Executive Officer

Date: September 6, 2002	\s\ CARL W. WOMACK

Carl W. Womack Senior Vice President, Chief Financial Officer and Secretary

CERTIFICATIONS

I, Greg H. Weaver, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Pacific Sunwear of California, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	\s\ GREG H. WEAVER

Greg H. Weaver Chairman of the Board and Chief Executive Officer

I, Carl W. Womack, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Pacific Sunwear of California, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002	\s\ CARL W. WOMACK

Carl W. Womack Senior Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

10.1	Third Amendment to Business Loan Agreement, dated as of August 19, 2002, between the Company and Bank of America N.A.