Form 10-Q
period 2002-11-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2002-12-04
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-21296

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CALIFORNIA (State of Incorporation)	95-3759463 (I.R.S. Employer Identification No.)

3450 East Miraloma Avenue Anaheim, California (Address of principal executive offices)	92806 (Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [x]	No [ ]

     The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, at November 29, 2002, was 32,900,368.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-Q
For the Quarter Ended November 2, 2002

Index

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of November 2, 2002 and February 2, 2002	3
	Condensed Consolidated Statements of Income and Comprehensive Income for the third quarter and nine months ended November 2, 2002 and November 4, 2001	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2002 and November 4, 2001	5
	Notes to Condensed Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURE PAGE AND CERTIFICATIONS	21-23

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

ASSETS

	November 2,	February 2,
	2002	2002

CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$—	$23,136
Accounts receivable	2,419	3,044
Merchandise inventories	150,027	102,512
Prepaid expenses, includes $9,375 and $8,410 of prepaid rent, respectively	14,342	11,856
Deferred taxes	4,282	4,282

Total current assets	171,070	144,830
PROPERTY AND EQUIPMENT:
Land	12,156	12,156
Buildings and building improvements	26,680	26,475
Leasehold improvements	110,420	102,075
Furniture, fixtures and equipment	138,882	125,706

Total property and equipment	288,138	266,412
Less accumulated depreciation and amortization	(91,010)	(71,412)

Net property and equipment	197,128	195,000
OTHER ASSETS:
Goodwill (Note 3)	6,492	6,492
Deferred compensation and other assets (Note 4)	8,757	7,807
Deferred taxes — noncurrent	1,311	1,311

Total other assets	16,560	15,610

Total assets	$384,758	$355,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit (Note 5)	$9,000	$—
Current portion of long-term debt (Note 5)	791	425
Current portion of capital lease obligations	834	834
Accounts payable	40,525	37,493
Accrued liabilities (Notes 6 and 9)	27,645	17,743
Income taxes payable	10,189	9,436

Total current liabilities	88,984	65,931
Long-term debt (Note 5)	1,364	24,597
Long-term capital lease obligations	108	731
Deferred compensation	7,133	7,439
Deferred rent	10,124	8,759
Other long-term liabilities	28	28
Commitments and contingencies (Note 10)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01; authorized, 5,000,000; none issued and outstanding	—	—
Common stock, par value $.01; authorized 75,937,500 shares; issued and outstanding, 32,887,200 and 32,770,502 shares, respectively	329	328
Additional paid-in capital	91,009	88,416
Retained earnings	185,679	159,211

Total shareholders’ equity	277,017	247,955

Total liabilities and shareholders’ equity	$384,758	$355,440

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share and per share amounts)

	For the Third Quarter Ended		For the Nine Months Ended

	November 2,	November 4,	November 2,	November 4,
	2002	2001	2002	2001

Net sales	$228,239	$183,028	$580,803	$477,235
Cost of goods sold, including buying, distribution and occupancy costs	149,324	122,242	392,116	326,314

Gross margin	78,915	60,786	188,687	150,921
Selling, general and administrative expenses (Note 9)	52,959	46,465	145,126	129,504

Operating income	25,956	14,321	43,561	21,417
Interest expense/(income), net	140	(104)	593	(350)

Income before income tax expense	25,816	14,425	42,968	21,767
Income tax expense (Note 7)	9,914	5,540	16,500	8,359

Net income	$15,902	$8,885	$26,468	$13,408

Comprehensive income (Note 1)	$15,902	$8,885	$26,468	$13,408

Net income per share, basic (Note 8)	$0.48	$0.27	$0.81	$0.41

Net income per share, diluted (Note 8)	$0.48	$0.27	$0.79	$0.41

Weighted average shares outstanding, basic (Note 8)	32,869,158	32,736,544	32,835,166	32,658,255

Weighted average shares outstanding, diluted (Note 8)	33,299,443	32,900,753	33,310,072	33,092,030

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended

	November 2,	November 4,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,468	$13,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,903	19,894
Loss on disposal of equipment (Note 9)	3,125	6,482
Change in operating assets and liabilities:
Accounts receivable	625	(1,845)
Merchandise inventories	(47,515)	(42,278)
Prepaid expenses	(1,682)	(373)
Deferred compensation and other assets	615	(296)
Accounts payable	3,032	7,323
Accrued liabilities	9,902	3,458
Income taxes payable and deferred taxes	1,447	5,277
Deferred rent	1,365	1,102

Net cash provided by operating activities	22,285	12,152
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(30,127)	(64,848)

Net cash used in investing activities	(30,127)	(64,848)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit	9,000	—
Proceeds from exercise of stock options	1,609	3,795
Principal payments under capital lease obligations	(623)	(386)
(Payments)/borrowings under long-term debt obligations	(25,280)	23,600

Net cash provided by financing activities	(15,294)	27,009

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(23,136)	(25,687)
CASH AND CASH EQUIVALENTS, beginning of period	23,136	28,971

CASH AND CASH EQUIVALENTS, end of period	$—	$3,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$836	$329
Income taxes	$15,053	$3,082

Supplemental disclosures of non-cash transactions (in thousands): During the nine months ended November 2, 2002 and November 4, 2001, the Company recorded an increase to additional paid-in capital of $694 and $2,494, respectively, related to tax benefits associated with the exercise of non-qualified stock options. Also, during the nine months ended November 2, 2002 and November 4, 2001, the Company recorded an increase to additional paid-in capital of $291 and $290, respectively, related to the issuance of restricted stock to satisfy certain deferred compensation liabilities. In addition, during the nine months ended November 2, 2002, the Company purchased a prepaid three-year computer maintenance agreement under a long-term debt obligation for $2,413. During the nine months ended November 4, 2001, the Company financed the purchase of a vehicle for $24.

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the condensed consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the third quarter and nine months ended November 2, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003. For further information, refer to the financial statements and notes thereto as of and for the years ended February 2, 2002, February 4, 2001 and January 30, 2000.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

NOTE 3 — Goodwill and Identified Intangible Assets

On February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangible assets with indefinite useful lives. Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill and non-amortizing intangible assets and determined that no impairment existed. Under SFAS No. 142, goodwill and non-amortizing intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill or intangible assets may be impaired.

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

Company’s operating results of the adoption of SFAS No. 142 as if the standard had been in effect for all periods presented:

	November 2,	November 4,
	2002	2001

For the Nine Months Ended:
Reported net income	$26,468	$13,408
Add back goodwill amortization	—	144

Adjusted net income	$26,468	$13,552
Basic earnings per share:
Reported net income	$0.81	$0.41
Add back goodwill amortization	0.00	0.00

Adjusted net income	$0.81	$0.41
Diluted earnings per share:
Reported net income	$0.79	$0.41
Add back goodwill amortization	0.00	0.00

Adjusted net income	$0.79	$0.41

NOTE 4 — Deferred Compensation and Other Assets

Deferred compensation and other assets consist of the following:

	November 2,	February 2,
	2002	2002

Deferred compensation	$7,233	$7,587
Long-term prepaid computer maintenance contract	1,341	—
Other assets	183	220

	$8,757	$7,807

NOTE 5 — Credit Facility

The Company has a credit facility with a bank, which expires March 31, 2004. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the “Construction Facility”) which was used to finance the construction of the Company’s new corporate office and distribution center. On August 30, 2002, the Company repaid the outstanding balance of $25.0 million related to the Construction Facility using available cash generated from operations. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.75% at November 2, 2002) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company’s weighted average interest rate on its outstanding borrowings was 3.65% at November 2, 2002. At November 2, 2002, the Company had $9.0 million outstanding under the Credit Line and $10.5 million outstanding in letters of credit. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At November 2, 2002, the Company was in compliance with all of the covenants.

NOTE 6 — Accrued Liabilities

Accrued liabilities consist of the following:

	November 2,	February 2,
	2002	2002

Accrued compensation and benefits	$11,650	$4,620
Sales tax payable	2,726	1,647
Accrued gift certificates and store merchandise credits	2,721	4,160
Accrued freight	1,458	334
Accrued medical insurance costs	1,451	855
Reserve for corporate rent — old corporate facilities (Note 9)	1,394	1,396
Reserve for store expansion/relocation and closing costs	1,284	2,094
Other accrued liabilities	4,961	2,637

	$27,645	$17,743

NOTE 7 — Federal and State Income Tax Expense

The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 8 — Net Income per Share, Basic and Diluted

The following table summarizes the computation of EPS (all amounts in thousands except share and per share amounts):

Third Quarter Ended:	November 2, 2002			November 4, 2001

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS:	$15,902	32,869,158	$0.48	$8,885	32,736,544	$0.27
Effect of dilutive stock options		430,285			164,209
Diluted EPS:	$15,902	33,299,443	$0.48	$8,885	32,900,753	$0.27

Nine Months Ended:	November 2, 2002			November 4, 2001

	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS:	$26,468	32,835,166	$0.81	$13,408	32,658,255	$0.41
Effect of dilutive stock options		474,906			433,775
Diluted EPS:	$26,468	33,310,072	$0.79	$13,408	33,092,030	$0.41

Options to purchase 1,548,942 and 2,225,728 shares of common stock in the third quarter of fiscal 2002 and fiscal 2001, respectively, and 955,463 and 1,053,665 shares of common stock in the first nine months of fiscal 2002 and fiscal 2001, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

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

During the second half of fiscal 2001, the Company recorded a $1.4 million charge to reserve for rent expense associated with the Company’s former corporate offices, which remain unused after the Company’s relocation to its new corporate offices and distribution center at the end of fiscal 2001. The current reserve of $1.4 million is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. To the extent management’s estimates relating to the Company’s ability to sublease these premises within one year changes, additional charges may be recorded in the future up to the net remaining obligation under the lease depending on the facts and circumstances in existence at the time. As of November 2, 2002, the aggregate net remaining obligation under this lease is approximately $6.95 million.

NOTE 10 — Commitments and Contingencies

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

NOTE 11 — New Accounting Pronouncements

In June, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

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

Corporate Rent Reserve - During the second half of fiscal 2001, the Company recorded a $1.4 million charge to reserve for rent expense associated with the Company’s former corporate offices, which remain unused after the Company’s relocation to its new corporate offices and distribution center at the end of fiscal 2001. The current reserve of $1.4 million is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. To the extent management’s estimates relating to the Company’s ability to sublease these premises within one year changes, additional charges may be recorded in the future up to the net remaining obligation under the lease depending on the facts and circumstances in existence at the time. As of November 2, 2002, the aggregate net remaining obligation under this lease was approximately $6.95 million.

Litigation - The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future which may have an adverse affect on the Company’s operating results.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of the Company’s net sales represented by certain income statement data. The discussion that follows should be read in conjunction with the table below:

	Third Quarter Ended		Nine Months Ended

	Nov 2,	Nov 4,	Nov 2,	Nov 4,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	65.4	66.8	67.5	68.4

Gross margin	34.6	33.2	32.5	31.6
Selling, general and administrative expenses	23.2	25.4	25.0	27.1

Operating income	11.4	7.8	7.5	4.5
Interest expense/(income), net	0.1	(0.1)	0.1	(0.1)

Income before income tax expense	11.3	7.9	7.4	4.6
Income tax expense	4.3	3.0	2.8	1.8

Net income	7.0%	4.9%	4.6%	2.8%

The thirteen weeks ended November 2, 2002 (third quarter) as compared to the thirteen weeks ended November 4, 2001 (third quarter)

Net Sales

Net sales increased to $228.2 million for the third quarter of fiscal 2002 from $183.0 million for the third quarter of fiscal 2001, an increase of $45.2 million, or 24.7%. Of this $45.2 million increase, $19.6 million was attributable to a 11.7% increase in comparable store net sales in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001, $15.4 million was attributable to net sales generated by 78 new stores opened in fiscal 2002 and not yet included in the comparable store base, $7.1 million was attributable to net sales generated by 46 new stores opened in fiscal 2001 and not yet included in the comparable store base and $4.7 million was attributable to other non-comparable store net sales. Offsetting these increases was a $1.6 million decrease attributable to the closing of nine and six stores during fiscal 2002 and fiscal 2001, respectively. Other non-comparable store net sales consist primarily of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the 11.7% increase in comparable store net sales in the third quarter of fiscal 2002, PacSun and PacSun Outlet comparable store net sales increased 11.6% and d.e.m.o. comparable store net sales increased 12.5%. The increase in comparable store net sales within PacSun and PacSun Outlet was primarily attributable to increases in comparable store net sales of footwear, juniors, accessories and, to a lesser extent, young men’s merchandise. The increase in comparable store net sales within d.e.m.o. was primarily attributable to increases in comparable store net sales of juniors and accessories merchandise. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company’s merchandise remained relatively unchanged in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 and had no significant impact on the net sales increase for the third quarter of fiscal 2002.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $78.9 million for the third quarter of fiscal 2002 from $60.8 million for the third quarter of fiscal 2001, an increase of $18.1 million, or 29.8%. As a percentage of net sales, gross margin was 34.6% for the third quarter of fiscal 2002 compared to 33.2% for the third quarter of fiscal 2001. Of this 1.4% increase, .8% was due to a decrease in occupancy costs as a percentage of net sales, primarily due to the 11.7% comparable store net sales increase, .4% was due to a decrease in distribution costs as a percentage of net sales, primarily due to a decrease in freight and payroll expenses as a percentage of net sales and .3% was due to a decrease in buying costs as a percentage of net sales, primarily due to leveraging these costs over a higher sales base. Offsetting these increases was a .1% decrease in net merchandise margins as a percentage of net sales due to a higher markdown rate partially offset by a higher initial markup.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $53.0 million for the third quarter of fiscal 2002 from $46.5 million for the third quarter of fiscal 2001, an increase of $6.5 million, or 14.0%. These expenses decreased to 23.2% as a percentage of net sales in the third quarter of fiscal 2002 from 25.4% in the third quarter of fiscal 2001. Of this 2.2% net decrease as a percentage of net sales, 1.2% was attributable to decreased advertising expenses as a percentage of sales, primarily due to the elimination of television advertising and a sports game sponsorship in fiscal 2002, .7% was attributable to a decrease in store payroll expenses as a percentage of net sales, primarily due to the 11.7% comparable store net sales increase, .5% was attributable to a decrease in store closing expenses as a percentage of net sales and .1% was due to a decrease in other direct store selling expenses as a percentage of net sales. Offsetting these decreases was a .3% increase in general and administrative expenses as a percentage of net sales.

Income Tax Expense

Income tax expense was $9.9 million for the third quarter of fiscal 2002 compared to $5.5 million for the third quarter of fiscal 2001. The effective income tax rate was 38.4% in each of the third quarters of fiscal 2002 and fiscal 2001.

The thirty-nine weeks ended November 2, 2002 (nine months) as compared to the thirty-nine weeks ended November 4, 2001 (nine months)

Net Sales

Net sales increased to $580.8 million for the first nine months of fiscal 2002 from $477.2 million for the first nine months of fiscal 2001, an increase of $103.6 million, or 21.7%. Of this $103.6 million increase, $40.1 million was attributable to net sales generated by 124 new stores opened in fiscal 2001 during the time that they were not yet included in the comparable store base, $30.7 million was attributable to a 7.1% increase in comparable store net sales in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001, $29.0 million was attributable to net sales generated by 78 new stores opened in fiscal 2002 and not yet included in the comparable store base, and $8.4 million was attributable to other non-comparable store net sales. Offsetting these increases was a $4.6 million decrease attributable to the closing of nine and six stores during fiscal 2002 and fiscal 2001, respectively. Other non-comparable store net sales consist primarily of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the 7.1% increase in comparable store net sales in the first nine months of fiscal 2002, PacSun and PacSun Outlet comparable store net sales increased 8.6% and d.e.m.o. comparable store net sales increased 5.3%. The increase in comparable store net sales within PacSun and PacSun Outlet was primarily attributable to increases in comparable store net sales of footwear, juniors, accessories and, to a lesser extent, young men’s merchandise. The increase in comparable store net sales within d.e.m.o. was primarily attributable to increases in comparable store net sales of juniors and accessories. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company’s merchandise remained relatively unchanged in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 and had no significant impact on the net sales increase for the first nine months of fiscal 2002.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $188.7 million for the first nine months of fiscal 2002 from $150.9 million for the first nine months of fiscal 2001, an increase of $37.8 million, or 25.0%. As a percentage of net sales, gross margin was 32.5% for the first nine months of fiscal 2002 compared to 31.6% for the first nine months of fiscal 2001. Of this .9% increase as a percentage of net sales, .4% was due to a decrease in buying costs as a percentage of net sales, primarily due to leveraging these costs over a higher sales base, .3% was due to a decrease in distribution costs as a percentage of net sales, primarily due to reduced freight and payroll expenses as a percentage of net sales and .2% was due to an increase in net merchandise margins as a percentage of net sales due to a higher initial markup partially offset by a higher markdown rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $145.1 million for the first nine months of fiscal 2002 from $129.5 million for the first nine months of fiscal 2001, an increase of $15.6 million, or 12.0%. These expenses decreased to 25.0% as a percentage of net sales in the first nine months of fiscal 2002 from 27.1% in the first nine months of fiscal 2001. Of this 2.1% net decrease as a percentage of net sales, 1.2% was attributable to decreased advertising expenses as a percentage of net sales, primarily due to the elimination of television advertising and a sports game sponsorship in fiscal 2002, .7% was due to a decrease in store closing expenses as a percentage of net sales and .4% was due to a decrease in store payroll expenses as a percentage of net sales, primarily due to the 7.1% comparable store net sales increase. Store closing expenses were higher in fiscal 2001 due to the non-cash pre-tax charge of $4.2 million related to the disposal of most of the materials handling equipment in the Company’s former distribution center as part of its relocation to its new distribution facility in Anaheim, California at the end of fiscal 2001. Offsetting these decreases was a .2% increase in other direct store selling and general and administrative expenses as a percentage of net sales.

Income Tax Expense

Income tax expense was $16.5 million for the first nine months of fiscal 2002 compared to $8.4 million for the first nine months of fiscal 2001. The effective income tax rate was 38.4% in each of the first nine months of fiscal 2002 and fiscal 2001.

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

Net cash provided by operating activities for the first nine months of fiscal 2002 was $22.3 million as compared to $12.2 million for the first nine months of fiscal 2001. This $10.1 million increase in cash provided by operations was primarily attributable to an increase in net income of $13.1 million, an increase in accrued liabilities of $6.4 million, an increase in depreciation of $5.0 million, and a decrease in accounts receivable of $2.5 million, offset by an increase in inventories of $5.2 million, a decrease in accounts payable of $4.3 million, a decrease in accrued income taxes and deferred income taxes of $3.8 million, a decrease in losses on the disposal of property and equipment of $3.4 million and other items netting to a decrease in cash provided of $.2 million. Working capital at November 2, 2002 was $82.1 million compared to $78.9 million at February 2, 2002, an increase of $3.2 million. The $3.2 million increase in working capital was primarily due to an increase in inventory net of accounts payable of $44.5 million and other items netting to an increase in working capital of $.9 million, offset by a decrease in cash of $23.3 million primarily due to the Company’s repayment of the $25.0 million Construction Facility, an increase in accrued liabilities of $9.9 million and an increase in short-term borrowings under the Company’s line of credit of $9.0 million. Inventories at November 2, 2002 were $150.0 million compared to $102.5 million at February 2, 2002, an increase of $47.5 million. This increase was primarily related to opening 69 net new stores and expanding/relocating 26 stores with more than 50% larger average square footage than their previous locations during fiscal 2002. The Company’s average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

Net cash used in investing activities was $30.1 million for property and equipment for the first nine months of fiscal 2002 compared to $64.8 million for property and equipment for the first nine months of fiscal 2001. Of the $30.1 million of net cash used for investment in property and equipment in the nine months of fiscal 2002, $28.0 million was used for new and existing stores and $2.1 million was used for other capital expenditures including computer hardware and software. Property and equipment expenditures were significantly lower in the first nine months of fiscal 2002 as compared to the first nine months of fiscal 2001 primarily due to the Company’s construction of its new corporate facilities during fiscal 2001.

Net cash used by financing activities for the first nine months of fiscal 2002 was $15.3 million compared to cash provided of $27.0 million for the first nine months of fiscal 2001. Of the $15.3 million of net cash used by financing activities in the first nine months of fiscal 2002, $25.9 million was due to the repayment of the Company’s $25.0 million Construction Facility and principal payments under other capital lease and long-term debt obligations of $.9 million, offset by short-term borrowings under the Company’s line of credit of $9.0 million and proceeds received from the exercise of stock options of $1.6 million.

The Company has a credit facility with a bank which expires March 31, 2004. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the “Construction Facility”) which was used to finance the construction of the Company’s new corporate office and distribution center. On August 30, 2002, the Company repaid the outstanding balance of $25.0 million related to the Construction Facility using available cash generated from operations. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.75% at November 2, 2002) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company’s weighted average interest rate on its outstanding borrowings was 3.65% at November 2, 2002. At November 2, 2002, the Company had $9.0 million outstanding under the Credit Line and $10.5 million outstanding in letters of credit. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At November 2, 2002, the Company was in compliance with all of the covenants.

During the remainder of fiscal 2002, the Company plans to open approximately six net new stores, of which approximately five will be PacSun stores and approximately one will be a PacSun Outlet stores. The Company also plans to expand or relocate approximately two existing smaller stores during the remainder of fiscal 2002. The Company estimates that capital expenditures during the remainder of fiscal 2002 will be approximately $9 million, of which approximately $8 million will be for new and existing stores and approximately $1 million will be used for other capital expenditures, including computer hardware and software. The Company plans to open approximately 50 net new stores during the year ended January 31, 2004 (“fiscal 2003”).

The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. Most leases contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified sales levels are not achieved by a specified date. The Company closed nine stores in the first nine months of fiscal 2002 and six stores in fiscal 2001. The Company anticipates closing approximately one additional store in the remainder of fiscal 2002.

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

New Accounting Pronouncements

Accounting for Costs Associated with Exit or Disposal Activities — In June, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Inflation

The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company’s business will not be affected by inflation in the future.

Seasonality and Quarterly Results

The Company’s business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company’s first quarter historically accounts for the smallest percentage of annual net sales. In each of fiscal 2001 and fiscal 2000, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 34% of the Company’s annual net sales and a higher percentage of the Company’s operating income. In fiscal 2001, excluding net sales generated by new and relocated/expanded stores, approximately 45% of the Company’s annual net sales occurred in the nine months of the fiscal year and 55% in the second half. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

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

Expansion and Management of Growth. PacSun’s continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management’s ability to manage the Company’s planned expansion. During the remainder of fiscal 2002, the Company plans to open approximately six net new stores, of which approximately five will be PacSun stores and approximately one will be a PacSun Outlet store. The Company plans to open approximately 50 net new stores during fiscal 2003. The Company’s planned expansion is dependent upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company’s control may also affect the Company’s ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable nor that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Stores in the d.e.m.o. Format. Comparable store net sales results for d.e.m.o. stores did not meet management’s expectations during the first half of fiscal 2002 (+.9%) nor during fiscal 2001 (+1.6%). Although comparable store net sales results improved significantly for d.e.m.o. stores during the third quarter of fiscal 2002, the Company is not certain that d.e.m.o. stores will achieve acceptable levels of sales or profitability in the future. Continued disappointing sales results for d.e.m.o. stores may have a material adverse affect on the Company’s business, financial condition and results of operations and may result in a greater number of store closings.

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

Economic Impact of Recent Dock Dispute. In October 2002, President Bush signed an executive order pursuant to the Taft-Hartley Act that instituted an 80-day cooling off period in the labor negotiations between dock workers and dock management at the ports of entry on the United States west coast. Although recent indications are that an agreement will be reached pending a vote of the labor union, there can be no assurance that the labor dispute will be resolved by the end of the cooling off period. If another work stoppage occurs, delivery of the Company’s foreign-sourced merchandise could be adversely impacted and result in a material adverse affect on the Company’s business, financial condition and results of operations.

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

Stock Options. A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Boards and the Securities and Exchange Commission have indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, the Company includes such expenses on a pro forma basis in the notes to the Company’s annual financial statements in accordance with accounting principles generally accepted in the United States of America but does not include stock option expenses in the Company’s reported financial statements. If accounting standards are changed to require the Company to expense stock options, the Company’s reported earnings will decrease and its stock price could decline.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent the Company borrows under its credit facility, the Company is exposed to market risk related to changes in interest rates. At November 2, 2002, $9.0 million in borrowings were outstanding under the Company’s credit facility. Based on the weighted average interest rate of 3.65% on the Company’s credit facility during the first nine months ended November 2, 2002, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1.0 million outstanding on the Company’s credit facility, net income would be reduced by approximately $2,300 per year. A discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies and Nature of Business in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended February 2, 2002. The Company is not a party with respect to derivative financial instruments.

CONTROLS AND PROCEDURES

In the 90-day period before the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the “certifying officers”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

The certifying officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company’s business and operations.

No significant changes in the Company’s internal controls or in other factors were detected that could significantly affect the Company’s internal controls subsequent to the date when the internal controls were evaluated.

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

Item 4 — Submission of Matters to a Vote of Security Holders — None

Item 5 — Other Information — Not Applicable

Item 6 — Exhibits and Reports on Form 8-K — None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Sunwear of California, Inc. (Registrant)

Date: December 4, 2002	\s\ GREG H. WEAVER

Greg H. Weaver Chairman of the Board and Chief Executive Officer

Date: December 4, 2002	\s\ CARL W. WOMACK

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2002

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2002

\s\ CARL W. WOMACK Carl W. Womack Senior Vice President, Chief Financial Officer and Secretary