Form 10-K
period 2003-02-01
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2003-03-28
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 1, 2003

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

Registrant’s telephone number, including area code: (714) 414-4000

Securities Registered Pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
Preferred Stock Purchase Rights
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

     The aggregate market value of Common Stock held by non-affiliates of the registrant on August 3, 2002 was approximately $556 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

     On March 24, 2003 the registrant had 49,545,251 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

PART I

ITEM 1. BUSINESS

Pacific Sunwear of California, Inc. and its wholly owned subsidiaries (the “Company” or the “Registrant”) is a leading specialty retailer of everyday casual apparel, accessories and footwear designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores under the names “Pacific Sunwear” (also known as “PacSun”), “Pacific Sunwear (PacSun) Outlet,” and “d.e.m.o.” PacSun and PacSun Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teenagers and young adults. d.e.m.o. specializes in hip-hop music inspired casual apparel and related accessories catering to teenagers and young adults. In addition, the Company operates a website through a wholly owned subsidiary that sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company.

As of the close of the year ended February 1, 2003 (“fiscal 2002”), the Company operated 612 PacSun stores, 72 PacSun Outlet stores and 107 d.e.m.o. stores for a total of 791 stores in 48 states and Puerto Rico. As of March 24, 2003, the Company operated 619 PacSun stores, 73 PacSun Outlet stores and 107 d.e.m.o. stores for a total of 799 stores in 48 states and Puerto Rico.

The Company, a California corporation, was incorporated in August 1982.

The Company’s executive offices are located at 3450 East Miraloma Avenue, Anaheim, California 92806; the telephone number is (714) 414-4000; the Company’s internet address is www.pacsun.com. Through the Company’s website, the Company makes available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission (the “Commission”), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Store Formats

PacSun stores - The Company’s original and primary store format, located primarily in regional malls, offers a selection of board-sport inspired casual apparel, footwear and related accessories to satisfy the casual wardrobe needs of its customers. PacSun targets customers between the ages of 12 and 22. Within each merchandise classification, PacSun stores offer a broad selection, with the goal of being viewed by its customers as the dominant retailer in its niche. PacSun stores average approximately 3,500 square feet in size. The Company currently seeks locations of approximately 4,000 square feet for its new PacSun stores. At the end of fiscal 2002, the Company operated 612 PacSun stores containing a total of 2,102,822 square feet.

PacSun Outlet - These stores average approximately 4,100 square feet and are located in value-oriented outlet malls, both open-air and enclosed. This format carries a selection similar to the PacSun mall stores, with an emphasis on value pricing. The merchandise offerings at PacSun Outlets consist primarily of off-price branded merchandise, private brand merchandise and a smaller selection of full-priced branded merchandise. At the end of fiscal 2002, the Company operated 72 PacSun Outlet stores containing a total of 293,511 square feet.

d.e.m.o. - d.e.m.o. stores, located in regional malls, average approximately 2,400 square feet and offer a broad assortment of hip-hop music inspired casual apparel and related accessories. d.e.m.o. targets customers between the ages of 16 and 24. d.e.m.o. stores have no merchandise overlap with PacSun or PacSun Outlet stores, and many d.e.m.o. stores are located in the same malls as PacSun stores. At the end of fiscal 2002, the Company operated 107 d.e.m.o. stores containing a total of 251,010 square feet.

Strategy

The Company’s mission is to be the leading lifestyle retailer of casual fashion apparel, footwear and accessories for teens. The Company’s target customers are young men and women between the ages of 12 and 24. The Company believes its customers want to stay current with or ahead of fashion trends and continually seek newness in their everyday wear. The Company offers a complete wardrobe selection representing fashion trends considered timely by the Company’s target customers. The key elements of the Company’s strategy are as follows:

Offer Popular Name Brands Supplemented by Private Brands. In each of its store formats, the Company offers a carefully edited selection of popular name brands supplemented by private brands, with the goal of being seen by its teenage and young adult customers as the source for wardrobe choices appropriate to their lifestyle. The Company believes that its merchandising strategy differentiates its stores from competitors who may offer 100% private labels or greater than 80% name brands or seek to serve a wider customer base and age range. See “Merchandising.”

Promote the PacSun and d.e.m.o. Brand Images. The Company promotes the PacSun and d.e.m.o. brands through national print advertising in major magazines that target teens and young adults. In the past, the Company has sponsored sporting events consistent with the PacSun brand image and lifestyle and has conducted PacSun television advertising campaigns. The Company’s current promotional efforts are focused exclusively on national print advertising, a trend that we expect to continue through the year ending January 31, 2004 (“fiscal 2003”). The Company also maintains a private label credit card through a third party to promote the PacSun brand image and lifestyle.

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

Provide Attentive Customer Service. The Company is committed to offering courteous, professional and non-intrusive customer service. The Company strives to give its young customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Responding to the expressed preferences of its customers, the Company trains its employees to greet each customer, to give prompt and courteous assistance when asked, and to thank customers after purchases are made, but to refrain from giving extensive unsolicited advice. PacSun and PacSun Outlet stores display large assortments of name brands and private brands, merchandised by category. d.e.m.o. merchandise is displayed by brand together with vendor logo signage. Additionally, the stores provide a friendly and social atmosphere for teens with appropriate background music, while also providing a comfortable environment for parents and other adults. The Company believes the combination of its attentive customer service and its unique store environments is key to its success.

Store Growth Strategy. The Company intends to continue its store growth through the opening of new stores under its three formats. During fiscal 2003, the Company plans to open approximately 75 net new stores among its three formats. The Company also plans to expand or relocate approximately 30 existing smaller PacSun stores during fiscal 2003. See “Expansion.”

Internet Strategy. The Company sells merchandise over the internet at www.pacsun.com. The website offers a selection of the same merchandise carried in the PacSun stores. In addition, the website offers content including videos, contests, advice columns and lifestyle articles. The Company maintains a substantial database of e-mail names that it uses for marketing purposes. The Company also advertises its website as a shopping destination on major internet portals as well as markets its website in its PacSun stores using in-store signage, merchandise bags and receipts. The Company’s internet strategy benefits from the Company’s nationwide retail presence of its stores and the strong brand recognition of PacSun, a loyal and internet-savvy customer base, the participation of PacSun’s key brands and the ability to return merchandise to PacSun stores.

Merchandising

Merchandise. PacSun, PacSun Outlet and d.e.m.o. stores offer a broad selection of casual apparel, related accessories and, within PacSun and PacSun Outlet stores, footwear for young men (“guys”) and young women (“girls”), with the goal of being viewed by their customers as the dominant retailer for their lifestyle.

The following table sets forth the Company’s merchandise assortment as a percentage of net sales for the periods shown:

	Fiscal Year Ended

	Feb. 1,	Feb. 2,	Feb. 4,
	2003	2002	2001

Guys apparel	41%	46%	50%
Girls apparel	31	28	26
Accessories	18	17	16
Footwear	10	9	8

Total	100%	100%	100%

The Company offers many name brands best known by its target customers. PacSun offers a wide selection of well-known board-sport inspired name brands, such as Quiksilver, Hurley and Billabong. d.e.m.o. offers well-known name brands sought by its target customers, such as Sean John, Enyce, J. Lo and Phat Farm/Baby Phat. In addition, the Company continuously adds and supports up-and-coming new brands in both PacSun and d.e.m.o. No vendor accounted for more than 9% of total net sales during fiscal 2002.

The Company supplements its name brand offerings with private brands. The Company believes that offering high-quality private brands contributes to its status as a key fashion resource for the casual lifestyle and differentiates the Company from its competitors. In addition, private brands provide the Company an opportunity to broaden its customer base by providing merchandise of comparable quality to brand name merchandise at lower prices, to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of its merchandise. The Company’s private brand merchandise is designed internally by a product design group in collaboration with the Company’s buying staff. The sourcing group oversees the manufacture and delivery of the private brand merchandise, with manufacturing done on a contract basis domestically, in Asia and in Mexico. Private brand merchandise sales accounted for 33% and 34% of the Company’s net sales in fiscal 2002 and fiscal 2001, respectively.

Vendor and Contract Manufacturer Relationships. The Company views its vendor relationships as important to its success and promotes frequent personal interaction with its vendors. The Company believes many of its vendors view PacSun stores, PacSun Outlets and d.e.m.o. stores as important distribution channels, in many cases as one of their largest customers, which enhance their own brand image in the eyes of the customer. The Company’s vendor base currently includes more than 100 vendors. The Company maintains strong and interactive relationships with its vendors, many of whose philosophies of controlled distribution and merchandise development are consistent with the Company’s strategy. The Company generally purchases merchandise from vendors who prefer distributing through specialty retailers, small boutiques and, in some cases, better department stores, rather than distributing their merchandise through mass-market channels.

To encourage the design and development of new merchandise, the Company frequently shares ideas regarding fashion trends and merchandise sell-through information with its vendors. The Company also suggests merchandise design and fabrication to certain vendors. The Company encourages the development of new vendor relationships by attending trade shows and through its weekly “Open-house Wednesday” program, during which new vendors are encouraged to make presentations of their merchandise to the Company’s buying staff. A number of the Company’s key vendors have been introduced to the Company through this program.

The Company has cultivated its private brand sources with a view toward high-quality merchandise, production reliability and consistency of fit. The Company sources its private brand merchandise both domestically and internationally in order to benefit from the lower costs associated with foreign manufacturing and the shorter lead times associated with domestic manufacturing.

The Company’s business is dependent upon its ability to offer current season, brand name apparel at competitive prices and in adequate quantities. Some of the Company’s vendors have limited resources, production capacities and operating histories and some have intentionally limited the distribution of their merchandise. The inability or unwillingness on the part of key vendors to expand their operations to keep pace with the anticipated growth of PacSun stores, PacSun Outlets and d.e.m.o. stores, or the loss of one or more key vendors or private brand sources for any reason, could have a material adverse effect on the Company’s business.

Purchasing, Allocation and Distribution. The Company’s merchandising department oversees the purchasing and allocation of the Company’s merchandise. The Company’s buyers are responsible for reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends, and selecting branded and private label merchandise styles in quantities, colors and sizes to meet inventory levels established by management. The Company’s planning and allocation department is responsible for management of inventory levels by store and by class, allocation of merchandise to stores and inventory replenishment based upon information generated by the Company’s merchandise management information systems. These systems provide the planning department with current inventory levels at each store and for the Company as a whole, as well as current selling history within each store by merchandise classification and by style. See “Information Systems.”

All merchandise is delivered to the Company’s distribution facility, where it is inspected, received into the Company’s computer system, allocated to stores, ticketed when necessary, and boxed for distribution to the Company’s stores. Each store is typically shipped merchandise three to five times a week, providing it with a steady flow of new merchandise. The Company uses a national and a regional small package carrier to ship merchandise to its stores and occasionally uses air freight during peak selling periods.

In January 2002, the Company completed construction of and relocated to its current corporate offices and distribution center located in Anaheim, California. The Company believes the current facilities are capable of servicing at least 1,200 stores.

Stores

Locations. The Company has expanded from 11 stores in California at the end of fiscal 1986 to 791 stores in 48 states and Puerto Rico at the end of fiscal 2002. The table below sets forth the number of stores located in each state as of the end of fiscal 2002:

		PacSun					PacSun
State	PacSun	Outlets	d.e.m.o	Total	State	PacSun	Outlets	d.e.m.o	Total

Alabama	9	2		11	Nebraska	4			4
Alaska	3			3	Nevada	4	1		5
Arizona	12	2	1	15	New Hampshire	4	1		5
California	70	12	21	103	New Jersey	20	2	6	28
Colorado	10	2	2	14	New Mexico	2			2
Connecticut	9		1	10	New York	27	6	4	37
Delaware	3	1		4	North Carolina	16	2	3	21
Florida	47	6	14	67	North Dakota	4			4
Georgia	17	1	5	23	Ohio	31	2	5	38
Hawaii	5		1	6	Oklahoma	4			4
Idaho	3			3	Oregon	5	2		7
Illinois	19	1	4	24	Pennsylvania	38	3	7	48
Indiana	14	2	3	19	Rhode Island	2			2
Iowa	7			7	South Carolina	6	2	3	11
Kansas	5			5	South Dakota	2			2
Kentucky	6		1	7	Tennessee	8	2		10
Louisiana	8		4	12	Texas	39	3	5	47
Maine	2	2	1	5	Utah	8	1		9
Maryland	13	2	5	20	Vermont	3	1		4
Massachusetts	19	1	3	23	Virginia	15	2	1	18
Michigan	23	3	4	30	Washington	13	1		14
Minnesota	12	1	2	15	West Virginia	7			7
Mississippi	2			2	Wisconsin	13			13
Missouri	9	2		11	Puerto Rico	7	1	1	9
Montana	3			3	Total	612	72	107	791

Store Expansion. During fiscal 2002, the Company opened 73 net new stores, which included 63 PacSun stores, four PacSun Outlet stores and six d.e.m.o. stores. In addition, the Company expanded or relocated 30 PacSun stores during fiscal 2002. During fiscal 2003, the Company plans to open approximately 75 net new stores, of which approximately 61 will be PacSun stores, approximately four will be PacSun Outlet stores and approximately ten will be d.e.m.o. stores. The Company also plans to expand or relocate approximately 30 existing smaller PacSun stores during fiscal 2003. The Company has identified regional malls in major metropolitan areas nationwide and in Puerto Rico for potential new stores subject to financial return and site selection criteria. As of the date of this filing, approximately 50% of the leases for the approximately 75 net new stores the Company expects to open in fiscal 2003 have been executed.

The Company’s site selection strategy is to locate its stores primarily in regional malls serving markets that meet its demographic criteria, including average household income and population density. The Company also considers mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. The Company currently seeks PacSun store locations of approximately 4,000 square feet and d.e.m.o. store locations of approximately 2,200-2,400 square feet primarily in high-traffic locations within regional malls. The Company currently seeks PacSun Outlet store locations of approximately 4,000 square feet primarily in high-traffic value-oriented outlet malls, both open-air and enclosed.

The Company’s average cost to build a new store in fiscal 2002, including leasehold improvements, furniture and fixtures, and landlord allowances, was approximately $285,000 for PacSun stores, approximately $210,000 for PacSun Outlet stores, and approximately $225,000 for d.e.m.o. stores. The average cost of expanding or relocating a PacSun store was approximately $430,000 and approximately $360,000 in fiscal 2002 and fiscal 2001, respectively. The average total cost to build new stores and relocate or expand stores will vary in the future depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company’s average cost for initial inventory for new stores opened in fiscal 2002 was approximately $118,000 for PacSun stores, approximately $150,000 for PacSun Outlet stores, and approximately $77,000 for d.e.m.o. stores. The Company’s initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

The Company’s continued growth depends upon its ability to open and operate stores on a profitable basis. The Company’s ability to expand successfully will be dependent upon a number of factors, including sufficient demand for the Company’s merchandise in its existing and new markets, the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply, and hire and train qualified management and other employees.

Store Operations. Each store has a manager, one or more co-managers or assistant managers, and approximately six to twelve part-time sales associates. Approximately seven to twelve stores are managed by a district manager and approximately six to nine district managers report to a regional manager. Regional, district, store managers and store co-managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. Company stores are open during mall shopping hours. The Company has well-established store operating policies and procedures and an extensive four-week in-store training program for new store managers and co-managers. The Company places great emphasis on its loss prevention program in order to control inventory shrinkage. This program includes the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention, and monitoring of returns, voids and employee sales. Since fiscal 1991, the Company has achieved an inventory shrinkage rate of 1.3% or less of net sales in each fiscal year.

Information Systems

The Company’s merchandise, financial and store computer systems are fully integrated and operate using primarily IBM equipment. The software, which is primarily provided by one of the largest vendors to the retail trade, is regularly upgraded or modified as needs arise or change. The Company’s information systems provide management, buyers and planners comprehensive data that helps them identify emerging trends and manage inventories. The systems include purchase order management, electronic data interchange, open order reporting, open-to-buy, receiving, distribution, merchandise allocation, basic stock replenishment, inter-store transfers, inventory and price management. Weekly best/worst item sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories and are frequently revised to reflect changes in demand for a particular item or classification.

All of the Company’s stores have a point-of-sale system operating on IBM in-store computer hardware. The system features bar-coded ticket scanning, automatic price look-up, dial-out check and credit authorization and automatic nightly transmittal of data between the store and the Company’s corporate offices. Each of the regional and district managers uses a laptop computer and can instantly access appropriate or relevant Company-wide information, including actual and budgeted sales by store, district and region, transaction information and payroll data. The Company believes its management information systems are adequate to support its planned expansion at least through fiscal 2003.

Competition

The retail apparel, footwear and accessory business is highly competitive. PacSun stores, PacSun Outlets and d.e.m.o. stores compete on a national level with certain leading department stores and national chains that offer the same or similar brands and styles of merchandise. The Company’s stores also compete with a wide variety of regional and local specialty stores, such as Abercrombie and Fitch, American Eagle Outfitters, The Gap, Old Navy, Wet Seal and Hot Topic. Many of the Company’s competitors are larger and have significantly greater resources than the Company. The Company believes the principal competitive factors in its industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.

Trademarks and Service Marks

The Company is the owner in the United States of the marks “Pacific Sunwear of California,” “PacSun,” “Pacific Sunwear,” and “d.e.m.o.” The Company also uses and has registered, or has a pending registration on, a number of other marks. The Company has also registered many of its marks outside of the United States. The Company believes its rights in its marks are important to its business and intends to maintain its marks and the related registrations.

Employees

At February 1, 2003, the Company had approximately 9,400 employees, of whom approximately 6,500 were part-time. Of the total employees, approximately 400 were employed at the Company’s corporate headquarters and distribution center. A significant number of seasonal employees are hired during peak selling periods. None of the Company’s employees is represented by a labor union, and the Company believes that its relationships with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and titles of persons serving as executive officers of the Company as of March 24, 2003:

Executive Officers	Age	Position

Greg H. Weaver	49	Chairman of the Board and Chief Executive Officer
Timothy M. Harmon	51	President and Chief Merchandising Officer
Carl W. Womack	51	Senior Vice President, Chief Financial Officer
		and Secretary

Set forth below is certain information with respect to the executive officers of the Company:

Greg H. Weaver, who joined the Company in July 1987, has served as Chairman of the Board and Chief Executive Officer since November 1997. He served as President and Chief Executive Officer from October 1996 to November 1997 and as a director since February 1996. Prior to October 1996, Mr. Weaver served in various senior level executive positions since joining the Company. Prior to joining the Company, he was employed for 13 years by Jaeger Sportswear Ltd. in both operational and merchandising capacities for the U.S. and Canadian stores.

Timothy M. Harmon, who joined the Company in September 1991, has served as President and Chief Merchandising Officer from November 1997. Prior to November 1997, he served in various senior level executive merchandising positions since joining the Company. Prior to joining the Company, Mr. Harmon served in various merchandising positions at Wideworld/MTV Sportswear, a domestic apparel manufacturer, Chauvin International, an import apparel manufacturer, Anchor Blue, a teen apparel retailer, and Federated Department Stores.

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

ITEM 2. PROPERTIES

In January 2002, the Company completed construction of and relocated to its current corporate office and distribution center located in Anaheim, California. The Company’s facilities encompass approximately 550,000 square feet. The Company believes the current facilities are capable of servicing at least 1,200 stores.

The Company continues to lease its former facilities of approximately 267,000 square feet under two separate leases. The Company has exercised its option to terminate the smaller of the two leases, covering approximately 91,000 square feet, effective July 31, 2003. The remaining lease, which encompasses approximately 176,000 square feet, expires in February 2008. The Company is currently seeking a tenant to sublease the remaining square footage of its former facilities for the remainder of the lease (see note 10 to the consolidated financial statements).

The majority of the Company’s stores are leased with initial lease terms ranging from approximately eight to ten years. Substantially all leases for the Company’s stores provide for percentage rent, in excess of specified minimums, based upon net sales.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the NASDAQ National Market under the symbol “PSUN”. The following table sets forth for the quarterly periods indicated the high and low bid prices per share of the common stock as reported by NASDAQ (as adjusted to reflect the Company’s 3-for-2 stock split in December 2002):

Fiscal 2002	High	Low	Fiscal 2001	High	Low

1st Quarter	$17.87	$13.38	1st Quarter	$23.92	$13.33
2nd Quarter	16.57	$10.81	2nd Quarter	$17.37	$11.91
3rd Quarter	16.79	$10.82	3rd Quarter	$12.69	$7.63
4th Quarter	20.11	$15.23	4th Quarter	$16.21	$10.03

As of March 24, 2003, the number of holders of record of common stock of the Company was approximately 300, and the number of beneficial holders of the common stock was in excess of 5,500.

The Company has never declared or paid any dividends on its common stock and does not intend to pay any dividends on its common stock in the foreseeable future. In addition, the Company’s current credit facility prohibits the payment of cash dividends on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected balance sheet and income statement data as of February 1, 2003, and February 2, 2002, and for each of the three fiscal years in the period ended February 1, 2003, are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected consolidated operating data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated balance sheet data as of February 4, 2001 (“fiscal 2000”), January 30, 2000, and January 31, 1999, and the consolidated income statement data for each of the two fiscal years in the period ended January 30, 2000, are derived from audited consolidated financial statements of the Company, which are not included herein.

	Fiscal Year Ended (1)

	Feb. 1,	Feb. 2,	Feb. 4,	Jan. 30,	Jan. 31,
	2003	2002	2001	2000	1999

	(in thousands, except per share and selected operating data)
Consolidated Income Statement Data:
Net sales	$846,393	$684,840	$589,438	$436,808	$321,125
Cost of goods sold (including buying, distribution and occupancy costs)	562,710	464,660	391,816	284,187	212,859

Gross margin	283,683	220,180	197,622	152,621	108,266
Selling, general and administrative expenses	202,445	175,898	133,999	96,117	70,369

Operating income	81,238	44,282	63,623	56,504	37,897
Net interest expense/(income)	594	(470)	(1,344)	(916)	(977)

Income before income tax expense	80,644	44,752	64,967	57,420	38,874
Income tax expense	30,967	17,186	25,213	22,119	15,369

Net income	$49,677	$27,566	$39,754	$35,301	$23,505

Net income per share, diluted (2)	$0.99	$0.56	$0.81	$0.73	$0.49

Weighted average shares outstanding, diluted (2)	50,098	49,659	48,822	48,285	48,350

Selected Consolidated Operating Data:
Stores open at end of period	791	718	589	450	342
Stores opened during period	85	135	142	111	74
Stores closed during period	12	6	3	3	4
Capital expenditures (000’s)	$40,423	$92,936	$61,869	$40,219	$31,603
Average net sales per gross square foot (3) (4)	$330	$321	$368	$398	$403
Average net sales per store (000’s) (3) (4)	$1,102	$1,031	$1,082	$1,084	$1,034
Square footage of gross store space	2,647,343	2,319,149	1,764,123	1,254,373	888,507
Comparable store net sales increase/ (decrease) (4) (5)	9.7%	(2.5)%	3.5%	7.8%	8.6%
Consolidated Balance Sheet Data:
Working capital	$109,305	$78,899	$79,799	$67,351	$47,545
Total assets	399,743	355,440	277,453	209,342	147,775
Long-term debt	1,102	24,597	—	—	—
Shareholders’ equity	$302,391	$247,955	$213,131	$161,826	$116,697

(1)	Except for the fiscal year ended February 4, 2001, which included 53 weeks, all fiscal years presented included 52 weeks. Effective February 1, 2002, the Company changed its fiscal year end from the Sunday closest to the end of January to the Saturday closest to the end of January. As a result, the last day of fiscal 2001 was Saturday, February 2, 2002.

(2)	Adjusted to give effect to the three-for-two stock splits effected as of December 18, 2002, June 8, 1999, and June 8, 1998.

(3)	For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.

(4)	These amounts have been adjusted to exclude the fifty-third week in the fiscal year ended February 4, 2001.

(5)	Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening. In conjunction with the expansion or relocation of certain stores to a larger format with a square footage increase of 15% or more, the Company excludes each such store’s net sales results from the first day of the month of its expansion or relocation. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its expansion or relocation. In conjunction with the conversion of certain PacSun stores to the d.e.m.o. format, the Company excludes each such store’s net sales results from the first day of the month of its conversion. Each of these stores is deemed a comparable store on the first day of the first month following the one-year anniversary of its conversion to the d.e.m.o. format.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factors” in this section.

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

Revenue Recognition - Sales are recognized upon purchase by customers at the Company’s retail store locations or through the Company’s website. The Company has recorded reserves of $.5 million to estimate sales returns by customers based on historical sales return results. Actual return rates have historically been within management’s expectations and the reserves established. However, in the unlikely event that the actual rate of sales returns by customers increased significantly, the Company’s operational results could be adversely affected.

Inventory Valuation - Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. Management bases the decision to mark down merchandise upon the age of the item and its current rate of sale. To the extent that management estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and operating results.

Long-Lived Assets - In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset or asset group are less than its carrying amount. Impairments are recognized in operating earnings. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment, and global economy, could significantly impact management’s decision to retain, dispose of, or idle certain of its long-lived assets.

Goodwill and Other Intangible Assets - The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future.

Income Taxes - Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing prudent and feasible tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Corporate Rent Reserve - During fiscal 2001, the Company recorded a $1.4 million charge to accrue for rent expense associated with the Company’s former corporate offices, which remain unused at the end of fiscal 2002. The current accrual at March 24, 2003 of $1.3 million is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. To the extent management’s estimate relating to the Company’s ability to sublease these premises within one year changes, additional charges may be recorded in the future up to the net remaining obligation under the lease depending on the facts and circumstances in existence at the time. As of February 1, 2003, the aggregate net remaining obligation under this lease was approximately $6.7 million.

Litigation - The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future that may have an adverse effect on the Company’s operating results (see Note 7 to the consolidated financial statements).

Results of Operations

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the fiscal years indicated. The discussion that follows should be read in conjunction with the table below:

	As a Percentage of Net Sales,
	Fiscal Year Ended

	Feb. 1,	Feb. 2,	Feb. 4,
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	66.5	67.8	66.5

Gross margin	33.5	32.2	33.5
Selling, general and administrative expenses	23.9	25.7	22.7

Operating income	9.6	6.5	10.8
Interest expense/(income), net	0.1	(0.1)	(0.2)

Income before income tax expense	9.5	6.6	11.0
Income tax expense	3.6	2.6	4.3

Net income	5.9%	4.0%	6.7%

Number of stores open at end of period	791	718	589

Fiscal 2002 Compared to Fiscal 2001

Net Sales

Net sales increased to $846.4 million in fiscal 2002 from $684.8 million in fiscal 2001, an increase of $161.6 million, or 23.6%. Of this $161.6 million increase, $61.0 million was attributable to a 9.7% increase in comparable store net sales in fiscal 2002 compared to the comparable 52-week period ended February 2, 2002, $50.6 million was attributable to net sales generated by 85 new stores opened in fiscal 2002 not yet included in the comparable store base, $40.9 million was attributable to net sales generated by new stores opened in fiscal 2001 not yet included in the comparable store base, $13.7 million was attributable to other non-comparable store sales, and $1.4 million was due to the change in the Company’s fiscal year end from the Sunday closest to the end of January to the Saturday closest to the end of January effective for fiscal 2001, which resulted in an additional shopping day in fiscal 2002 as compared to fiscal 2001. Offsetting these increases was a $6.0 million decrease in net sales attributable to the closing of twelve stores during fiscal 2002 and six stores during fiscal 2001. Other non-comparable sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the 9.7% increase in comparable store net sales in fiscal 2002, PacSun and PacSun Outlet comparable store net sales increased 9.4% and d.e.m.o. comparable store net sales increased 12.4%. The increase in comparable store net sales within PacSun and PacSun Outlet was primarily attributable to increases in comparable store net sales of footwear, juniors, and accessories. The increase in comparable store net sales within d.e.m.o. was primarily attributable to increases in comparable store net sales of juniors and accessories merchandise. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Average retail prices of merchandise sold remained relatively unchanged in fiscal 2002 compared to fiscal 2001 and had no significant impact on the net sales increase for fiscal 2002.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $283.7 million in fiscal 2002 from $220.2 million in fiscal 2001, an increase of $63.5 million, or 28.8%. As a percentage of net sales, gross margin was 33.5% for fiscal 2002 compared to 32.2% for fiscal 2001. Of this 1.3% increase, occupancy costs and buying costs each decreased by .4% as a percentage of net sales compared to fiscal 2001, primarily due to leveraging these costs over higher total sales, distribution costs as a percentage of net sales decreased .3% due to freight and labor efficiencies in the new distribution center as well as leveraging these costs over higher total sales, and .2% was due to an increase in net merchandise margins as a percentage of sales, primarily due to a higher initial markup partially offset by a higher markdown rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $202.4 million in fiscal 2002 from $175.9 million in fiscal 2001, an increase of $26.5 million, or 15.1%. As a percentage of net sales, these expenses decreased to 23.9% from 25.7%. Of this 1.8% net decrease, .8% was attributable to decreased advertising expenses as a percentage of net sales, primarily due to the elimination of television advertising and a sports game sponsorship in fiscal 2002, .6% was due to a decrease in store closing expenses as a percentage of net sales, and .4% was attributable to a decrease in store payroll expenses as a percentage of net sales, primarily due to the operating leverage associated with a 9.7% increase in comparable store net sales. Selling, general and administrative expenses include provisions made by the Company for the wage and hour litigation pending against the Company (see Item 3. “Legal Proceedings” and Note 7 to the consolidated financial statements).

Net Interest Expense/Income

Net interest expense was $.6 million in fiscal 2002 compared to interest income of $.5 million in fiscal 2001, a decrease of $1.1 million. This decrease was primarily the result of interest expense arising from a construction loan related to the construction of the Company’s new corporate offices and distribution center in fiscal 2002 as well as lower average cash balances during fiscal 2002 as compared to fiscal 2001.

Income Tax Expense

Income tax expense was $31.0 million in fiscal 2002 compared to $17.2 million in fiscal 2001. The effective income tax rate in fiscal 2002 and fiscal 2001 was 38.4%.

Fiscal 2001 Compared to Fiscal 2000

Net Sales

Net sales increased to $684.8 million in fiscal 2001 from $589.4 million in fiscal 2000, an increase of $95.4 million, or 16.2%. Of this $95.4 million increase, $69.9 million was attributable to net sales generated by 135 new stores opened in fiscal 2001 not yet included in the comparable store base, $40.2 million was attributable to net sales generated by new stores opened in fiscal 2000 not yet included in the comparable store base and $8.3 million was attributable to other non-comparable store sales. Offsetting these increases was a $13.0 million decrease in net sales attributable to a 2.5% decrease in comparable store net sales in fiscal 2001 compared to the comparable 52-week period ended February 3, 2001, a $6.1 million decrease in net sales attributable to the one less week in fiscal 2001 (fiscal 2001 had 52 weeks and fiscal 2000 had 53 weeks), a $2.5 million decrease in net sales attributable to the closing of six stores during fiscal 2001 and three stores during fiscal 2000 and a $1.4 million decrease due to the change in the Company’s fiscal year end from the Sunday closest to the end of January to the Saturday closest to the end of January effective for fiscal 2001. Other non-comparable sales consist of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the 2.5% decrease in comparable store net sales in fiscal 2001, PacSun and PacSun Outlet comparable store net sales decreased 2.8% and d.e.m.o. comparable store net sales increased 1.6%. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Average retail prices of merchandise sold remained relatively unchanged in fiscal 2001 compared to fiscal 2000 and had no significant impact on the net sales increase for fiscal 2001.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $175.9 million in fiscal 2001 from $134.0 million in fiscal 2000, an increase of $41.9 million, or 31.3%. As a percentage of net sales, these expenses increased to 25.7% from 22.7%. Of this 3.0% net increase, 1.6% was due to an increase in store payroll and other store selling expenses, primarily as a result of lower comparable store net sales as well as opening 135 new stores in fiscal 2001. Store payroll and other store selling expenses as a percentage of net sales for new stores are generally higher than for mature stores. In addition, .6% was due to the one-time non-cash charge of $4.2 million related to the disposal of most of the materials handling equipment in the Company’s former distribution center. Of the remaining increase of .8%, .3% was due to an increase in general and administrative expenses, .2% was due to an increase in store closing expenses, .2% was due to the Company’s charge to accrue for rent expense for the Company’s former corporate office and distribution center that became unused when the Company moved into its new corporate office and distribution center at the end of fiscal 2001 and .1% was due to an increase in advertising expenses.

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

Liquidity and Capital Resources

The Company has financed its operations from internally generated cash flow, short-term and long-term borrowings and equity financing. The Company’s primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores, financing of inventories and, in fiscal 2001, construction of the Company’s new corporate offices and distribution center.

Net cash provided by operating activities for fiscal 2002, fiscal 2001 and fiscal 2000 was $76.6 million, $58.4 million and $52.0 million, respectively. The $18.2 million increase in cash provided by operations in fiscal 2002 as compared to fiscal 2001 was attributable to an increase in net income of $22.1 million, an increase in accrued liabilities of $12.3 million, and an increase in depreciation and amortization of $5.3 million. Offsetting these increases were a $14.9 million decrease in accounts payable, a $3.2 million decrease in losses on fixed asset disposals, a $3.0 million decrease in accrued income taxes and deferred income taxes, and other items netting to a decrease of $.4 million. Working capital at the end of fiscal 2002, fiscal 2001 and fiscal 2000 was $109.3 million, $78.9 million and $79.8 million, respectively. The $30.4 million increase in working capital at February 1, 2003, as compared to February 2, 2002, was attributable to an increase in inventories of $20.9 million, an increase in cash of $13.3 million, a decrease in accounts payable of $9.0 million, and other items netting to an increase of $4.0 million. Offsetting these increases in working capital was a $16.8 million increase in accrued liabilities. The Company’s average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas. The increase in inventories at February 1, 2003, was primarily related to the 9.7% comparable store net sales increase as well as opening 85 new stores and expanding/relocating 30 stores that have in excess of 50% larger average square footage than their previous locations. The decrease in accounts payable of $9.0 million at February 1, 2003, as compared to February 2, 2002, was primarily attributable to increased efficiencies in the Company’s new distribution center in fiscal 2002 as compared to fiscal 2001 when the Company started up operations in its new distribution center which delayed payments in some cases. Accounts payable as a percentage of inventory decreased to 23.1% at February 1, 2003, as compared to 36.6% at February 2, 2002. The increase in accrued liabilities of $16.8 million at February 1, 2003, as compared to February 2, 2002, was primarily attributable to increased payroll and bonus accruals.

Net cash used in investing activities in fiscal 2002, fiscal 2001 and fiscal 2000 was $40.4 million, $92.9 million and $61.9 million, respectively, which was used for investment in property and equipment. Of the $40.4 million of net cash used for investment in property and equipment in fiscal 2002, $29.4 million was used for 85 new stores and 30 expansions/relocations opened in fiscal 2002, $4.4 million was used for the initial construction costs of new stores and expansions/relocations to be opened in fiscal 2003, $4.4 million was used for maintenance capital expenditures on existing stores, and $2.2 million was used for other capital expenditures including computer hardware and software. Property and equipment expenditures were significantly lower in fiscal 2002 as compared to fiscal 2001, primarily due to the Company’s construction of its new corporate facilities during fiscal 2001.

Net cash used in financing activities in fiscal 2002 was $22.9 million as compared to cash provided by financing activities in fiscal 2001 and fiscal 2000 of $28.7 million and $6.4 million, respectively. Of the $22.9 million of net cash used in financing activities in fiscal 2002, $25.5 million was due to the repayment of the Company’s construction loan and $.8 million was due to principal payments under capital lease obligations, offset by $3.4 million in proceeds received from the exercise of stock options.

The Company has a credit facility with a bank, which expires March 31, 2004. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the “Construction Facility”) which was used to finance the construction of the Company’s current corporate office and distribution center. On August 30, 2002, the Company repaid the outstanding balance of $25.0 million related to the Construction Facility using available cash generated from operations. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.25% at February 1, 2003) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. The Company’s weighted average interest rate on its outstanding borrowings was 3.67% at February 1, 2003. At February 1, 2003, the Company had no borrowings outstanding under the Credit Line and $10.3 million outstanding in letters of credit. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At February 1, 2003, the Company was in compliance with all of the covenants.

The Company has minimum annual rental commitments under existing store leases, the lease for its former corporate offices and distribution center, capital leases for computer equipment, and other long-term debt obligations for multi-year computer maintenance contracts. The Company’s financial obligations under these arrangements are approximately $76 million in fiscal 2003 and similar amounts thereafter. The Company leases all of its retail store locations under operating leases. The Company leases equipment, from time to time, under capital leases. In addition, at any time, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. There were $10.3 million of open letters of credit outstanding as of February 1, 2003. As of February 1, 2003, the Company’s future financial commitments under these arrangements are as follows:

	Payments Due by Period

Contractual Obligations		Less than 1	1-3	3-5	More than
(in millions)	Total	year	years	years	5 years

Operating lease obligations	$583.7	$73.2	$146.8	$147.0	$216.7
Capital lease obligations	4.0	1.7	2.1	0.2	—
Long-term debt obligations	2.1	0.9	1.2	—	—
Letters of credit	10.3	10.3	—	—	—

Total	$600.1	$86.1	$150.1	$147.2	$216.7

The Company’s average cost to build a new store in fiscal 2002, including leasehold improvements, furniture and fixtures and landlord allowances, was approximately $285,000 for PacSun stores, approximately $210,000 for PacSun Outlet stores, and approximately $225,000 for d.e.m.o. stores. The average cost of expanding or relocating a PacSun store was approximately $430,000 and approximately $360,000 in fiscal 2002 and fiscal 2001, respectively. The average total cost to build new stores and relocate or expand stores will vary in the future, depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company’s average initial inventory, at cost, for new stores opened in fiscal 2002 was approximately $118,000 for PacSun stores, approximately $150,000 for PacSun Outlet stores and approximately $77,000 for d.e.m.o. stores. The Company’s initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

During fiscal 2003, the Company plans to open approximately 75 net new stores, of which approximately 61 will be PacSun stores, approximately four will be PacSun Outlet stores and approximately ten will be d.e.m.o. stores. The Company also plans to expand or relocate approximately 30 existing smaller PacSun stores. In fiscal 2003, capital expenditures are expected to be approximately $46 million, of which approximately $41 million will be for opening approximately 75 net new stores and for approximately 30 expansions/relocations, and approximately $5 million will be used for other capital expenditures including maintenance capital on existing stores and computer hardware and software.

The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. Most leases contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified sales levels are not achieved by a specified date. The Company closed twelve stores in fiscal 2002 and anticipates closing approximately eleven stores in fiscal 2003.

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

A significant decrease in the Company’s operating results could adversely affect the Company’s ability to maintain required financial ratios under the Company’s credit facility. Required financial ratios include total liabilities to tangible net worth ratio, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility. The most likely result would require the Company to either renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms. As of February 1, 2003, the Company had no borrowings outstanding under its credit facility.

New Accounting Pronouncements

Goodwill and Other Intangible Assets — On February 3, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets,” which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test and the annual test and determined that no impairment existed. Any subsequent impairment losses will be reflected in operating income. With the adoption of SFAS No. 142, the Company discontinued amortization of goodwill. Had amortization of goodwill not been recorded in fiscal 2001 and fiscal 2000, net income would have increased by $.2 million in each fiscal year, net of taxes, and diluted earnings per share would have increased by $.01 in fiscal 2000 due to rounding.

Accounting for the Impairment or Disposal of Long-Lived Assets — In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS No. 144 effective February 3, 2002. Upon adoption of SFAS No. 144, the Company reviewed long-lived assets and determined that no impairment existed. Under SFAS No. 144, long-lived assets, including amortizing intangible assets, will be tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections — In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amended certain provisions of SFAS No. 13 and requires the fair value recognition of guarantee obligations under which the Company may become secondarily liable. The Company adopted SFAS No. 145 during fiscal 2002. The adoption of SFAS No. 145 resulted in the recognition of a $.5 million liability related to the

Company’s guarantee of an assignee’s performance under a lease obligation (see Note 7 to the consolidated financial statements).

Accounting for Costs Associated with Exit or Disposal Activities — In June, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others — In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during fiscal 2002. The Company is currently evaluating the recognition provisions of FIN 45 but expects that they will not have a material adverse impact on the Company’s financial position or results of operations upon adoption.

Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 — In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No.123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the year ended February 1, 2003 (see Notes 1 and 9) and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending May 3, 2003.

Consolidation of Variable Interest Entities — In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not currently have any variable interest entities and expects that the adoption of the provisions of FIN 46 will not have a material impact on the Company’s financial position or results of operations.

Inflation

The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company’s business will not be affected by inflation in the future.

Seasonality and Quarterly Results

The Company’s business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company’s first quarter historically accounts for the smallest percentage of annual net sales. In each of fiscal 2002 and fiscal 2001, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 36% of the Company’s annual net sales and a higher percentage of the Company’s operating income. In fiscal 2002, excluding net sales generated by new and relocated/expanded stores, approximately 43% of the Company’s annual net sales occurred in the first half of the fiscal year and approximately 57% in the second half. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

Merchandising/Fashion Sensitivity. The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company’s failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on the Company’s business, financial condition and results of operations. Misjudgments or unanticipated fashion changes could also have a material adverse effect on the Company’s image with its customers. See Item 1. “Business - Merchandising.”

Private Label Merchandise. Sales from private label merchandise accounted for approximately 33% and 34% of net sales in fiscal 2002 and fiscal 2001, respectively. The Company may increase the percentage of net sales in private label merchandise in the future, although there can be no assurance that the Company will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because the Company’s private label merchandise generally carries higher merchandise margins than its other merchandise, the Company’s failure to anticipate, identify and react in a timely manner to fashion trends with its private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse effect on the Company’s business, financial condition and results of operations. See Item 1. “Business - Merchandising.”

Fluctuations in Comparable Store Net Sales Results. The Company’s comparable store net sales results have fluctuated significantly in the past on a monthly, quarterly, and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect the Company’s comparable store net sales results, including changes in fashion trends, changes in the Company’s merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. The Company’s comparable store net sales results for any particular fiscal month, fiscal quarter or fiscal year in the future may decrease. As a result of these or other factors, the Company’s future comparable store net sales results are likely to have a significant effect on the market price of the Company’s common stock.

Expansion and Management of Growth. PacSun’s continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management’s ability to manage the Company’s planned expansion. During fiscal 2003, the Company plans to open approximately 75 net new stores, of which approximately 61 will be PacSun stores, approximately four will be PacSun Outlet stores and approximately ten will be d.e.m.o. stores. The Company’s planned expansion is dependent upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company’s control may also affect the Company’s ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable nor that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Stores in the d.e.m.o. Format. Comparable store net sales results for d.e.m.o. stores did not meet management’s expectations during the first half of fiscal 2002 (+.9%) or during fiscal 2001 (+1.6%). Although comparable store net sales results improved significantly for d.e.m.o. stores during the second half of fiscal 2002, the Company is not certain that d.e.m.o. stores will achieve acceptable levels of sales or profitability in the future. Negative comparable store net sales results for d.e.m.o. stores may have a material adverse effect on the Company’s business, financial condition and results of operations and may result in a greater number of store closings.

Internet Sales. The Company’s internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. There can be no assurance that the internet operations will achieve sales and profitability levels that justify the Company’s investment therein. The internet operations also involve other risks that could have a material adverse effect on the Company, including (i) difficulties with hiring, retention and training of key personnel to conduct the Company’s internet operations, (ii) diversion of sales from PacSun stores, (iii) rapid technological change, (iv) liability for online content and (v) risks related to the failure of the computer systems that operate the web site and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, the internet operations involve risks which are beyond the Company’s control that could have a material adverse effect on the Company, including (i) price competition involving the items the Company intends to sell, (ii) the entry of the Company’s vendors into the internet business, in direct competition with the Company, (iii) the level of merchandise returns experienced by the Company, (iv) governmental regulation, (v) online security breaches, (vi) credit card fraud and (vii) competition and general economic conditions and economic conditions specific to the internet, online commerce and the apparel industry.

Economic Impact of Terrorist Attacks or War/Threat of War. The majority of the Company’s stores are located in regional shopping malls. In response to the terrorist attacks of September 11, 2001, security has been heightened in public areas. Any further threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in regional shopping malls. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. For example, on September 11, 2001, a substantial number of the Company’s stores were closed early due to closure of the malls in response to the terrorist attacks. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales. Additionally, war or the threat of war could significantly diminish consumer spending, resulting in decreased sales for the Company. Decreased sales would have a material adverse effect on the Company’s business, financial condition and results of operations.

Reliance on Foreign Sources of Production. The Company purchases merchandise directly in foreign markets for its private label brands. In addition, the Company purchases merchandise from domestic vendors, some of which is manufactured overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces competition from other companies for production facilities and import quota capacity. The Company also faces a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region that the Company does business; (iii) imposition of duties, taxes, and other charges on imports; and (iv) local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions which, if enacted, would increase the cost of products purchased from suppliers in countries that the Company does business with. The inability of the Company to rely on its foreign sources of production due to any of the factors listed above could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Stock Options. A number of publicly traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the FASB and the Commission have indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, the Company includes such expenses on a pro forma basis in the notes to the Company’s annual financial statements in accordance with accounting principles generally accepted in the United States of America but does not include stock option expenses in the Company’s reported financial statements. If accounting standards are changed to require the Company to expense stock options, the Company’s reported earnings will decrease and its stock price could decline.

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

Volatility of Stock Price. The market price of the Company’s common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, internet sales results, d.e.m.o. sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. See Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent the Company borrows under its credit facility, the Company is exposed to market risk related to changes in interest rates. At February 1, 2003, there were no borrowings outstanding under the Company’s credit facility. Based on the weighted average interest rate of 3.67% on the Company’s credit facility during the 52 weeks ended February 1, 2003, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the Company’s credit facility, net income would be reduced by approximately $3,000 per year. See “Summary of Significant Accounting Policies” and “Nature of Business.” The Company is not a party with respect to derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to Financial Statements.”

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

In the 90-day period before the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the “certifying officers”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.

	2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	3.	Exhibits included or incorporated herein:
See Index to Exhibits.

(b)		Reports on Form 8-K - None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 27, 2003 on its behalf by the undersigned, thereunto duly authorized.

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

Signature		Title	Date

/s/	GREG H. WEAVER Greg H. Weaver	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/	CARL W. WOMACK Carl W. Womack	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/	JULIUS JENSEN III	Director	March 27, 2003

Julius Jensen III

/s/	PEARSON C. CUMMIN III	Director	March 27, 2003

Pearson C. Cummin III

/s/	PETER L. HARRIS	Director	March 27, 2003

Peter L. Harris

/s/	SALLY FRAME KASAKS	Director	March 27, 2003

Sally Frame Kasaks

/s/	PETER STARRETT	Director	March 27, 2003

Peter Starrett

/s/	THOMAS M. MURNANE	Director	March 27, 2003

Thomas M. Murnane

CERTIFICATIONS

I, Greg H. Weaver, certify that:

     1.     I have reviewed this annual report on Form 10-K of Pacific Sunwear of California, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ GREG H. WEAVER

Greg H. Weaver
Chairman of the Board and Chief Executive Officer

I, Carl W. Womack, certify that:

     1.     I have reviewed this annual report on Form 10-K of Pacific Sunwear of California, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ CARL W. WOMACK

Carl W. Womack
Senior Vice President, Chief Financial Officer and Secretary

PACIFIC SUNWEAR OF CALIFORNIA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 1, 2003, FEBRUARY 2, 2002, AND FEBRUARY 4, 2001:

CONSOLIDATED FINANCIAL STATEMENTS:

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 1, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries as of February 1, 2003, and February 2, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets during the year ended February 1, 2003 as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective February 3, 2002.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 11, 2003

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	February 1,	February 2,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$36,438	$23,136
Accounts receivable	2,916	3,044
Merchandise inventories	123,433	102,512
Prepaid expenses, includes $9,664 and $8,410 of prepaid rent, respectively	14,871	11,856
Deferred taxes – current (Note 6)	4,975	4,282

Total current assets	182,633	144,830
PROPERTY AND EQUIPMENT (Note 1):
Land	12,156	12,156
Buildings and building improvements	26,680	26,475
Leasehold improvements	111,431	102,075
Furniture, fixtures and equipment	148,377	125,706

Total property and equipment	298,644	266,412
Less accumulated depreciation and amortization	(97,131)	(71,412)

Net property and equipment	201,513	195,000
OTHER ASSETS:
Goodwill (Notes 1 and 3)	6,492	6,492
Deferred compensation and other assets (Notes 2 and 9)	9,105	7,807
Deferred taxes – noncurrent (Note 6)	—	1,311

Total other assets	15,597	15,610

Total assets	$399,743	$355,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit (Note 4)	$—	$—
Current portion of long-term debt (Notes 4 and 7)	829	425
Current portion of capital lease obligations (Note 7)	1,521	834
Accounts payable	28,456	37,493
Accrued liabilities (Notes 5 and 10)	34,522	17,743
Income taxes payable (Note 6)	8,000	9,436

Total current liabilities	73,328	65,931
LONG-TERM LIABILITIES:
Long-term debt (Notes 4 and 7)	1,102	24,597
Long-term capital lease obligations (Note 7)	2,236	731
Deferred compensation (Note 9)	7,097	7,439
Deferred rent	10,574	8,759
Deferred taxes (Note 6)	3,015	—
Other long-term liabilities	—	28

Total long-term liabilities	24,024	41,554
Commitments and contingencies (Note 7)
SHAREHOLDERS’ EQUITY (Notes 8 and 9):
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 113,906,250 shares authorized; 49,488,764 and 49,155,753 shares issued and outstanding, respectively (Note 1)	495	492
Additional paid-in capital	93,008	88,252
Retained earnings	208,888	159,211

Total shareholders’ equity	302,391	247,955

Total liabilities and shareholders’ equity	$399,743	$355,440

See notes to consolidated financial statements

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Fiscal Year Ended

	February 1,	February 2,	February 4,
	2003	2002	2001

Net sales	$846,393	$684,840	$589,438
Cost of goods sold, including buying, distribution and occupancy costs	562,710	464,660	391,816

Gross margin	283,683	220,180	197,622
Selling, general and administrative expenses	202,445	175,898	133,999

Operating income	81,238	44,282	63,623
Interest expense/(income), net	594	(470)	(1,344)

Income before income tax expense	80,644	44,752	64,967
Income tax expense (Note 6)	30,967	17,186	25,213

Net income	$49,677	$27,566	$39,754

Comprehensive income (Note 1)	$49,677	$27,566	$39,754

Net income per share, basic (Note 1)	$1.01	$0.56	$0.83

Net income per share, diluted (Note 1)	$0.99	$0.56	$0.81

Weighted average shares outstanding, basic (Note 1)	49,287,680	49,021,791	47,842,611

Weighted average shares outstanding, diluted (Note 1)	50,097,994	49,658,699	48,822,429

See notes to consolidated financial statements

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common	Common	Additional
	Stock	Stock	Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE, January 31, 2000	47,194,127	$472	$69,461	$91,891	$161,824
Exercise of stock options and shares sold under employee stock purchase plan and restricted stock grant (Note 9)	1,468,026	15	6,431	—	6,446
Restricted stock award, vesting of shares (Note 9)	—	—	290	—	290
Tax benefits related to exercise of stock options (Note 9)	—	—	4,816	—	4,816
Net income	—	—	—	39,754	39,754

BALANCE, February 4, 2001	48,662,153	487	80,998	131,645	213,130
Exercise of stock options and shares sold under employee stock purchase plan and restricted stock grant (Note 9)	493,600	5	4,256	—	4,261
Restricted stock award, vesting of shares (Note 9)	—	—	290	—	290
Tax benefits related to exercise of stock options (Note 9)	—	—	2,708	—	2,708
Net income	—	—	—	27,566	27,566

BALANCE, February 2, 2002	49,155,753	492	88,252	159,211	247,955
Exercise of stock options and shares sold under employee stock purchase plan (Note 9)	333,803	3	3,441	—	3,444
Cancellation of fractional shares due to 3-for-2 stock split (Note 1)	(792)	—	(14)	—	(14)
Restricted stock award, vesting of shares (Note 9)	—	—	291	—	291
Tax benefits related to exercise of stock options (Note 9)	—	—	1,038	—	1,038
Net income	—	—	—	49,677	49,677

BALANCE, February 1, 2003	49,488,764	$495	$93,008	$208,888	$302,391

See notes to consolidated financial statements

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended

	February 1,	February 2,	February 4,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,677	$27,566	$39,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,453	27,146	19,871
Loss on disposal of equipment (Note 10)	4,240	7,451	1,440
Change in operating assets and liabilities:
Accounts receivable	128	(290)	(576)
Merchandise inventories	(20,921)	(19,819)	(22,691)
Prepaid expenses	(1,949)	(1,669)	(3,144)
Deferred compensation and other assets	231	(127)	633
Accounts payable	(9,037)	5,861	11,519
Accrued liabilities	16,751	4,492	(623)
Income taxes payable and deferred taxes	3,235	6,203	4,474
Deferred rent	1,815	1,548	1,379

Net cash provided by operating activities	76,623	58,362	52,036
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(40,423)	(92,936)	(61,869)

Net cash used in investing activities	(40,423)	(92,936)	(61,869)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments)/borrowings under long-term debt obligations	(25,504)	24,998	—
Principal payments under capital lease obligations	(824)	(519)	(58)
Cash paid in lieu of fractional shares due to 3-for-2 stock split	(14)	—	—
Proceeds from exercise of stock options	3,444	4,260	6,445

Net cash (used in)/provided by financing activities	(22,898)	28,739	6,387

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	13,302	(5,835)	(3,446)
CASH AND CASH EQUIVALENTS, beginning of fiscal year	23,136	28,971	32,417

CASH AND CASH EQUIVALENTS, end of fiscal year	$36,438	$23,136	$28,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest, including $428 of capitalized interest paid in fiscal 2001	$944	$515	$12
Income taxes	$27,732	$10,983	$20,739

Supplemental disclosures of non-cash transactions: During the fiscal years ended February 1, 2003, February 2, 2002 and February 4, 2001, the Company recorded an increase to additional paid-in capital of $1,038, $2,708 and $4,816, respectively, related to tax benefits associated with the exercise of nonqualified stock options. During the fiscal years ended February 1, 2003, February 2, 2002 and February 4, 2001, the Company recorded an increase to additional paid-in capital of $291, $290 and $290, respectively, related to the issuance of stock to satisfy certain deferred compensation liabilities. During the year ended February 1, 2003, the Company purchased a prepaid three-year computer maintenance agreement under a long-term debt obligation for $2,413. During the years ended February 1, 2003, February 2, 2002 and February 4, 2001, the Company acquired property pursuant to capital lease obligations in the amount of $3,016, $493 and $1,650, respectively. Additionally, during the year ended February 2, 2002, the Company financed the purchase of a vehicle for $24.

See notes to consolidated financial statements

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended February 1, 2003, February 2, 2002 and February 4, 2001
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

Nature of Business — Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (the “Company”) is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores, under the names “Pacific Sunwear” (as well as “PacSun”), “Pacific Sunwear Outlet” and “d.e.m.o.” Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teenagers and young adults. d.e.m.o. specializes in hip-hop music inspired casual apparel and related accessories catering to teenagers and young adults. In addition, the Company operates a website through a wholly-owned subsidiary which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company.

The Company’s fiscal year is a 52- or 53-week period ending near January 31. Fiscal 2002 was a 52-week period ended February 1, 2003. Fiscal 2001 was a 52-week period ended February 2, 2002. Fiscal 2000 was a 53-week period ended February 4, 2001.

Principles of Consolidation —The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries, Pacific Sunwear Stores Corp. and ShopPacSun.com Corp. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments — Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At February 1, 2003, management believes that the carrying amounts of cash, receivables and payables approximate fair value because of the short maturity of these financial instruments.

Cash and Cash Equivalents — The Company considers all highly liquid financial instruments, if any, purchased with an original maturity of three months or less to be cash equivalents.

Merchandise Inventories — Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. Management bases the decision to mark down merchandise upon the age of the item and its current rate of sale. To the extent that management estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and operating results. The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could increase future markdown rates.

Property and Equipment — Leasehold improvements and furniture, fixtures and equipment are stated at cost. Amortization of leasehold improvements is computed on the straight-line method over the lesser of their estimated useful lives or the life of the lease (generally 10 years). Depreciation on furniture, fixtures and equipment is computed on the straight-line method over five years.

The Company completed construction of and moved into a new corporate office and distribution center in January 2002. The total cost of the completed facilities, including purchased land, was $54.5 million. Of the $54.5 million total cost, $26.5 million was buildings, $12.2 million was land, $12.2 million was a new materials handling system and $3.6 million was furniture, fixtures and equipment.

Change in Accounting for Goodwill and Other Intangible Assets — On February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets,” which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test and the annual test and determined that no impairment existed. Any subsequent impairment losses will be reflected in operating income. With the adoption of SFAS No. 142, the Company discontinued amortization of goodwill (see Note 3).

The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future.

Other Long-Lived Assets — In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company adopted SFAS No. 144 effective February 3, 2002. Upon adoption of SFAS No. 144, the Company reviewed long-lived assets and determined that no impairment existed. Under SFAS No. 144, long-lived assets, including amortizing intangible assets, will be tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Corporate Rent Reserve — During fiscal 2001, the Company recorded a $1.4 million charge to accrue for rent expense associated with the Company’s former corporate offices, which remain unused at the end of fiscal 2002. The current accrual of $1.3 million is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. To the extent management’s estimates relating to the Company’s ability to sublease these premises within one year changes, additional charges may be recorded in the future up to the net remaining obligation under the lease depending on the facts and circumstances in existence at that time. As of February 1, 2003, the aggregate net remaining obligation under this lease was approximately $6.7 million.

Litigation — The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future which may have an adverse affect on the Company’s operating results (see Note 7).

Income Taxes — Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing prudent and feasible tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Deferred Rent — The Company averages any defined rental escalations over the term of the related lease in order to provide level recognition of rent expense.

Stock Split — On December 18, 2002, the Company effected a three-for-two stock split. Shareholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying the par value ($164) of the additional shares arising from the split from additional paid-in capital to common stock. Additionally, all share and per share amounts have been restated to give effect to the stock split.

Revenue Recognition — Sales are recognized upon purchase by customers at the Company’s retail store locations or through the Company’s website. The Company has recorded reserves to estimate sales returns by customers based on historical sales return results. Actual return rates have historically been within management’s expectations and the reserves established. However, in the unlikely event that the actual rate of sales returns by customers increased significantly, the Company’s operational results could be adversely affected.

Advertising Costs — Costs associated with the production of advertising, such as photography, design, creative talent, editing and other costs, are expensed the first time the advertising takes place. Costs associated with placing advertising that has been produced, such as television and magazine advertising, are expensed when the advertising takes place. Advertising costs were $8,897, $12,967 and $10,766 in fiscal 2002, 2001 and 2000, respectively.

Earnings per Share — The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 810,314, 636,908, and 979,818 in fiscal 2002, 2001 and 2000, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 1,355,599, 1,585,185 and 1,132,794 shares of common stock in fiscal 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock during the respective period.

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25. In March 2000, the FASB issued Interpretation No. 44 of APB Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation,” which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). The adoption of this interpretation did not impact the Company’s consolidated financial statements.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 5 years following vesting; stock volatility, 55.2% in fiscal 2002, 71.4% in fiscal 2001 and 104.1% in fiscal 2000; risk-free interest rates, 3.0% in fiscal 2002, 4.4% in fiscal 2001 and 4.85% in fiscal 2000; and no dividends during the expected term. The Company’s calculations are based on a multiple-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2002, 2001 and 2000 awards had been amortized to expense over the vesting period of the awards, pro forma net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Fiscal 2002	Fiscal 2001	Fiscal 2000

Net Income
As reported	$49,677	$27,566	$39,754
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,589)	(5,153)	(4,631)

Pro forma	$44,088	$22,413	$35,123
Net Income Per Share, Basic
As reported	$1.01	$0.56	$0.83
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.12)	(0.10)	(0.10)

Pro forma	$0.89	$0.46	$0.73
Net Income Per Share, Diluted
As reported	$0.99	$0.56	$0.81
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.10)	(0.10)	(0.08)

Pro forma	$0.89	$0.46	$0.73

Comprehensive Income — The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale. There was no difference between net income and comprehensive income for the years ended February 1, 2003, February 2, 2002 and February 4, 2001.

Segment Information — The Company has one reportable segment representing the aggregation of its operating segments due to the similarities of economic and operating characteristics among the operating segments represented by the Company’s three store formats.

Merchandise Risk — The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company’s business, operating results and financial condition.

New Accounting Pronouncements — In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amended certain provisions of SFAS No. 13 and requires the fair value recognition of guarantee obligations under which the Company may become secondarily liable. The Company adopted SFAS No. 145 during fiscal 2002. The adoption of SFAS No. 145 resulted in the recognition of a $.5 million liability related to the Company’s guarantee of an assignee’s performance under a lease obligation (see Note 7 to the consolidated financial statements).

In June, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during fiscal 2002. The Company is currently evaluating the recognition provisions of FIN 45 but expects that they will not have a material adverse impact on the Company’s financial position or results of operations upon adoption.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the year ended February 1, 2003 (see Notes 1 and 9) and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ending April 3, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since the Company does not currently have any variable interest entities, the Company expects that the adoption of the provisions of FIN 46 will not have a material impact on the Company’s financial position or results of operations.

Reclassification — Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	DEFERRED COMPENSATION AND OTHER ASSETS

Deferred compensation and other assets consist of the following:

	February 1,	February 2,
	2003	2002

Deferred compensation	$7,565	$7,587
Long-term computer maintenance contracts	1,359	—
Other assets	181	220

	$9,105	$7,807

3.	GOODWILL

On February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangible assets with indefinite useful lives. SFAS No. 142 requires, among other items, disclosure of the after-tax impact to reported net income and earnings per share of the adoption of the statement for all periods presented. The following table recognizes the after-tax impact to the Company’s operating results of the adoption of SFAS No. 142 as if the non-amortization provisions of the standard had been in effect for all periods presented:

	February 1,	February 2,	February 4,
	2003	2002	2001
For the Year Ended:
Reported net income	$49,677	$27,566	$39,754
Add back goodwill amortization (tax effected)	—	192	192

Adjusted net income	$49,677	$27,758	$39,946
Basic earnings per share:
Reported net income	$1.01	$0.56	$0.83
Add back goodwill amortization (tax effected)	0.00	0.01	0.00

Adjusted net income	$1.01	$0.57	$0.83
Diluted earnings per share:
Reported net income	$0.99	$0.56	$0.81
Add back goodwill amortization (tax effected)	0.00	0.00	0.01

Adjusted net income	$0.99	$0.56	$0.82

4.	CREDIT FACILITY

The Company has a credit facility with a bank, which expires March 31, 2004. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds, and an additional $25.0 million line of credit (the “Construction Facility”) which was used to finance the construction of the Company’s new corporate office and distribution center. On August 30, 2002, the Company repaid the outstanding balance of $25.0 million related to the Construction Facility using available cash generated from operations. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.25% at February 1, 2003) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. The Company’s weighted average interest rate on its outstanding borrowings was 3.67% at February 1, 2003. At February 1, 2003, the Company had no borrowings outstanding under the Credit Line and $10.3 million outstanding in letters of credit. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At February 1, 2003, the Company was in compliance with all of the covenants.

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	February 1,	February 2,
	2003	2002

Accrued compensation and benefits	$14,420	$4,620
Gift certificates and store merchandise credits	5,967	4,160
Reserve for store expansion/relocation and closing costs	3,653	2,094
Sales tax payable	2,290	1,647
Reserve for corporate rent – old corporate facilities (Note 10)	1,263	1,396
Accrued medical insurance costs	980	855
Other	5,949	2,971

	$34,522	$17,743

6.	INCOME TAXES

The components of the income tax expense are as follows:

	Fiscal Year Ended

	February 1,	February 2,	February 4,
	2003	2002	2001

Current income taxes:
Federal	$23,938	$18,040	$22,001
State	3,396	2,659	3,137

	27,334	20,699	25,138
Deferred income taxes:
Federal	3,231	(3,066)	19
State	402	(447)	56

	3,633	(3,513)	75

	$30,967	$17,186	$25,213

A reconciliation of the income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to income before income taxes is as follows:

	Fiscal Year Ended

	February 1,	February 2,	February 4,
	2003	2002	2001

Provision for income taxes at statutory rate	$28,225	$15,663	$22,738
State income taxes, net of federal income tax benefit	2,469	1,438	2,076
Other	273	85	399

	$30,967	$17,186	$25,213

At February 1, 2003, the Company’s current net deferred tax asset was $4,975 and long-term net deferred tax liability was $3,015. At February 2, 2002, the Company’s current net deferred tax asset was $4,282 and long-term net deferred tax asset was $1,311. The major components of the Company’s overall net deferred tax asset of $1,960 and $5,593 at February 1, 2003, and February 2, 2002, respectively, are as follows:

	February 1,	February 2,
	2003	2002

Depreciation	$(10,127)	$(5,097)
Deferred rent	4,198	3,497
Reserve for store expansion/relocation and closing costs	1,745	1,393
State income taxes	468	121
Inventory cost capitalization	2,189	1,917
Deferred compensation	2,817	2,970
Other	670	792

	$1,960	$5,593

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases its retail stores, former corporate offices and distribution facilities, and certain equipment under operating lease agreements expiring at various dates through January 2015. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes over certain minimum sales levels.

Minimum future annual rental commitments under noncancellable leases are as follows:

Fiscal year ending:

January 31, 2004	$73,162
January 29, 2005	73,512
January 28, 2006	73,307
February 3, 2007	74,366
February 2, 2008	72,616
Thereafter	216,666

$583,629

Rental expense, including common area maintenance, was $117,847, $91,480 and $71,175, of which $2,151, $1,062 and $1,085 was paid as percentage rent based on sales volume for the fiscal years ended February 1, 2003, February 2, 2002, and February 4, 2001, respectively.

Capital Leases — During each of the fiscal years ended February 1, 2003, February 2, 2002, and February 4, 2001, the Company acquired computer equipment pursuant to capital lease obligations. The leases bear interest at average rates of 3.8%, 6.0% and 6.6%, respectively, and require monthly principal and interest payments of $90, $22 and $51, respectively, and expire at various dates through March 2006. The net book value of capital lease assets was $4,356 and $1,804, respectively, at February 1, 2003, and February 2, 2002. Future commitments under the capital lease obligation are as follows:

Fiscal year ending:

January 31, 2004	$1,660
January 29, 2005	1,077
January 28, 2006	1,077
February 3, 2007	179

Total payments	3,993
Less interest portion	(236)

$3,757

Letters of Credit — The Company was contingently liable for $10.3 million in open letters of credit with foreign suppliers at February 1, 2003.

Other Long-Term Debt Obligations — During the year ended February 1, 2003, the Company purchased a prepaid three-year computer maintenance agreement under a long-term debt obligation for $2,413. The debt obligation bears interest at 6.2% and requires quarterly principal and interest payments of $231 through March 2005. Future commitments under this long-term debt obligation are as follows:

Fiscal year ending:

January 31, 2004	$927
January 29, 2005	927
January 28, 2006	231

Total payments	2,085
Less interest portion	(154)

$1,931

Litigation — On September 17, 2001 a former Pacific Sunwear employee filed a putative class action lawsuit against Pacific Sunwear which alleges that Pacific Sunwear has not properly paid wages to its California-based store managers, co-managers and assistant managers working in PacSun stores. The action, Auden v. Pacific Sunwear of California, Inc., Case No. 01CC00383, was filed in the California Superior Court for the County of Orange. The complaint in the action seeks both monetary and injunctive relief. Pacific Sunwear has filed an answer in the action denying the allegations and raising affirmative defenses. No class has been certified at this time.

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

Indemnities, Commitments, and Guarantees — During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The Company has issued guarantees in the form of standby letters of credit as security for merchandise shipments from overseas. There were $10.3 million of these letters of credit outstanding at February 1, 2003. The Company has also issued a guarantee within a sublease on one of its store locations under which the Company remains secondarily liable on the sublease should the sublessee default on its lease payments. The term of the sublease ends December 31, 2014. The Company has recorded $.5 million in accrued liabilities to recognize the estimated fair value of this guarantee, assuming that another sublessee would be found within one year should the original sublessee default. The aggregate rental payments remaining on the master lease agreement at February 1, 2003 was $6.5 million. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

The Company maintains a private label credit card through a third party to promote the PacSun brand image and lifestyle. The third party services the customer accounts and retains all risk and financial obligation associated with any outstanding balances on customer accounts. The Company has no financial obligation and does not provide any guarantee related to any outstanding balances resulting from the use of these private label credit cards by its customers.

8.	COMMON STOCK

Stock Split — During the fiscal year ended February 1, 2003, the Company effected a three-for-two stock split. Shareholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying the par value ($164) of the additional shares arising from the split from additional paid-in capital to common stock. Additionally, all share and per share amounts have been restated to give effect to the stock split.

Shareholder Rights Plan — In December 1998, the Board of Directors approved the adoption of a Shareholder Rights Plan (“the Rights Plan”). The Rights Plan provides for the distribution to the Company’s shareholders of one preferred stock purchase “Right” for each outstanding share of the Company’s common stock. The Rights have an exercise price of $75 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the Company’s common stock, and will not be exercisable until the occurrence of certain takeover-related events, as defined. The Rights Plan provides that if a person or group acquires more than 15% of the Company’s stock without prior approval of the Board of Directors, holders of the Rights will be entitled to purchase the Company’s stock at half of market value. The Rights Plan also provides that if the Company is acquired in a merger or other business combination after a person or group acquires more than 15% of the Company’s stock without prior approval of the Board of Directors, holders of the Rights will be entitled to purchase the acquirer’s stock at half of market value. The Rights were distributed to holders of the Company’s common stock of record on December 29, 1998, as a dividend, and will expire, unless earlier redeemed, on December 29, 2008.

9.	STOCK OPTION AND RETIREMENT PLANS

Under the Company’s stock option plans, incentive and nonqualified options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the grant dates.

At February 1, 2003, outstanding incentive and nonqualified options had exercise prices ranging from $1.00 to $23.88 per share, with an average exercise price of $12.84, and generally begin vesting one year after the grant date. On the initial vesting date, 25% of the options vest and, thereafter, options generally continue to vest at 2.08% each calendar month. The options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

At February 1, 2003, incentive and nonqualified options to purchase 5,793,031 shares were outstanding and 804,277 shares were available for future grant under the Company’s stock option plans. During the years ended February 1, 2003, February 2, 2002, and February 4, 2001, the Company recognized tax benefits of $1,038, $2,708 and $4,816, respectively, resulting from the exercise of certain nonqualified stock options.

Stock option (incentive and nonqualified) activity for each of the three fiscal years ended February 1, 2003, was as follows:

	Fiscal 2002	Fiscal 2001	Fiscal 2000

Beginning options outstanding	4,798,684	4,129,734	4,792,199
Options granted	1,525,058	1,638,750	857,250
Options canceled	(236,188)	(517,029)	(223,860)
Options exercised	(294,523)	(452,771)	(1,295,855)

Ending options outstanding	5,793,031	4,798,684	4,129,734

Ending options exercisable	3,051,233	2,325,670	2,026,509

Beginning weighted average exercise price	$11.97	$11.68	$9.05
Options granted	15.34	12.81	15.87
Options canceled	14.86	15.57	13.21
Options exercised	10.02	8.25	4.45
Ending weighted average exercise price	$12.84	$11.97	$11.68
Ending weighted average exercise price of exercisable options	$11.39	$10.34	$9.25
Weighted average fair value of options granted during the fiscal year	$15.34	$7.86	$12.33

Additional information regarding options outstanding as of February 1, 2003, is as follows:

			Options Outstanding			Options Exercisable

			Number			Number
			Outstanding	Weighted Average	Weighted	Exercisable	Weighted
Range of			as of Feb. 1,	Remaining	Average	as of Feb. 1,	Average
Exercise Prices			2003	Contractual Life	Exercise Price	2003	Exercise Price

$1.00	-	$9.89	1,313,503	4.72	$7.24	1,286,647	$7.20
10.03	-	11.32	1,312,090	8.11	11.09	566,564	10.90
11.40	-	14.23	1,229,628	8.43	13.91	230,628	13.59
14.24	-	17.21	1,187,936	7.21	16.04	805,044	16.04
17.27	-	23.88	749,874	9.09	18.89	162,350	20.13

$1.00	-	$23.88	5,793,031	7.35	$12.84	3,051,233	$11.39

During the year ended February 1, 1998, the Company granted a restricted stock award of 284,761 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 284,761 share award began vesting on March 31, 1999, with 25% of the shares vested at such time, and thereafter vested at 25% on each of March 31, 2000, 2001 and 2002, as, in each instance, at the applicable vesting date, certain cumulative earnings per share growth targets had been satisfied. The Company recorded $40, $240 and $240, respectively, of deferred compensation expense associated with this award during the years ended February 1, 2003, February 2, 2002 and February 4, 2001, respectively.

During the year ended January 30, 2000, the Company granted a restricted stock award of 75,000 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 75,000 share award began vesting on September 17, 2001, with 25% of the shares vested at such time, and thereafter will vest at 25% on each of September 17, 2002, 2003 and 2004, if, in each instance, at the applicable vesting date, certain cumulative earnings per share growth targets have been satisfied. The Company recorded $229 of deferred compensation expense associated with this award during the year ended February 4, 2001. During fiscal 2001, the Company reversed all previously recognized expenses of $317 associated with this award because the cumulative earnings per share growth targets had not been satisfied. No additional expenses have been recognized in association with this award because the cumulative earnings per share growth targets have not been met as of February 1, 2003.

During the year ended February 4, 2001, the Company granted a restricted stock award of 112,500 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 112,500 share award begins vesting on March 15, 2002, with 25% of the shares vested at such time, and thereafter will vest at 25% on each of March 15, 2003, 2004 and 2005, if, in each instance, at the applicable vesting date, certain cumulative earnings per share growth targets have been satisfied. The Company recorded $38 of deferred compensation expense associated with this award during the year ended February 4, 2001. During fiscal 2001, the Company reversed the previously recognized expense of $38 associated with this award because the cumulative earnings per share growth targets had not been satisfied. No additional expenses have been recognized in association with this award because the cumulative earnings per share growth targets have not been met as of February 1, 2003.

The Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, other than described above.

In fiscal 1997, the Company established the Pacific Sunwear of California, Inc. Employee Stock Purchase Plan (the “ESPP”), which provides a method for employees of the Company whereby they may voluntarily purchase common stock at a 10% discount from fair market value as of the beginning or the end of each purchasing period of six months, whichever is lower. The ESPP covers substantially all employees, except officers, who have three months of service with the Company. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company does not recognize compensation expense related to the ESPP. In fiscal 2002 and fiscal 2001, 39,394 and 40,830 shares were issued at an average price of $12.54 and $12.81, respectively, under the ESPP.

In fiscal 1995, the Company established the Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan (the “Executive Plan”). The Executive Plan covers officers of the Company, and is funded by participant contributions and periodic discretionary contributions from the Company. For each of the three fiscal years in the period ended February 1, 2003, the Company made contributions of $206, $175 and $137, respectively, to the Executive Plan.

In fiscal 1992, the Company established the Pacific Sunwear of California, Inc. Employee Savings Plan (“the 401(k) Plan”). The 401(k) Plan is a defined contribution plan (401(k)) covering substantially all employees who have reached age 21 and have one year of service with the Company. The 401(k) Plan is funded by employee contributions and periodic discretionary contributions from the Company, which are subject to approval by the Company’s Board of Directors. For each of the three fiscal years in the period ended February 1, 2003, the Company made contributions, net of forfeitures, of $328, $364 and $310, respectively, to the 401(k) Plan.

10.	CORPORATE RELOCATION-RELATED CHARGES

During fiscal 2001, the Company recorded a non-cash charge of $2.5 million after tax ($4.2 million pre-tax), or $.08 per basic and diluted share, related to the disposal of most of the materials handling equipment in the Company’s former distribution center as part of its relocation to its new distribution facility in Anaheim, California at the end of fiscal 2001. The $4.2 million pre-tax charge is included in selling, general and administrative expenses.

During fiscal 2001, the Company recorded a $1.4 million charge to accrue for rent expense associated with the Company’s former corporate offices, which remain unused at the end of fiscal 2002. The current accrual of $1.3 million is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. To the extent management’s estimates relating to the Company’s ability to sublease these premises within one year changes, additional charges may be recorded in the future up to the net remaining obligation under the lease depending on the facts and circumstances in existence at the time. As of February 1, 2003, the aggregate net remaining obligation under this lease is approximately $6.7 million.

11.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal year ended February 1, 2003:
Net sales	$161,710	$190,854	$228,239	$265,590
Gross margin	49,166	60,605	78,915	94,997
Operating income	5,453	12,151	25,956	37,677
Net income	3,269	7,296	15,902	23,209

Net income per share, basic	$0.07	$0.15	$0.32	$0.47
Net income per share, diluted	$0.07	$0.15	$0.32	$0.46
Wtd. avg. shares outstanding, basic (Note 1)	49,197,137	49,257,374	49,303,737	49,392,438
Wtd. avg. shares outstanding, diluted (Note 1)	50,117,441	49,844,660	49,949,165	50,510,547
Fiscal year ended February 2, 2002:
Net sales	$137,698	$156,509	$183,028	$207,605
Gross margin	41,957	48,178	60,786	69,259
Operating income	1,355	5,741	14,321	22,865
Net income	979	3,544	8,885	14,157

Net income per share, basic	$0.02	$0.07	$0.18	$0.29
Net income per share, diluted	$0.02	$0.07	$0.18	$0.28
Wtd. avg. shares outstanding, basic (Note 1)	48,778,221	49,079,099	49,104,816	49,126,325
Wtd. avg. shares outstanding, diluted (Note 1)	49,796,586	49,652,723	49,351,130	49,682,930

Earnings per basic and diluted shares outstanding are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of the Company (1)
3.2	Certificate of Amendment, dated December 17, 2002, of Third Amended and Restated Articles of Incorporation of the Company
3.3	Certificate of Correction, dated February 28, 2003, of Third Amended and Restated Articles of Incorporation of the Company
3.4	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company (4)
3.5	Second Amended and Restated Bylaws of the Company (1)
3.6	Amendment, dated March 25, 2003, to the Second Amended and Restated Bylaws of the Company
4.1	Specimen stock certificate (1)
10.1	Form of Indemnity Agreement between the Company and each of its executive officers and directors (1) *
10.2	1986-87 Stock Option Plan dated as of December 11, 1986, as amended (the “Option Plan”) (1) *
10.3	Amended and Restated 1992 Stock Award Plan dated June 8, 1999 (the “Award Plan”) (8) *
10.4	Amended and Restated 1999 Stock Award Plan dated December 31, 2002 *
10.5	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan and Trust Agreement (2) *
10.6	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated December 31, 2002 *
10.7	Restricted Stock Award Agreement dated September 18, 1996, by and between the Company and Greg H. Weaver (8) *
10.8	Restricted Stock Award Agreement dated September 17, 1999, by and between the Company and Greg H. Weaver (7) *
10.9	Restricted Stock Award Agreement dated January 3, 2001, by and between the Company and Greg H. Weaver (8) *
10.10	Amended and Restated Employment Agreement dated February 5, 2001, between the Company and Greg H. Weaver (8) *
10.11	Severance Agreements, dated October 27, 1997, and November 6, 1996, by and between Pacific Sunwear of California, Inc. and Timothy M. Harmon and Carl W. Womack, respectively (3) *

1

Exhibit Number	Description of Exhibit

10.12
Standard Industrial Lease — Net, dated September 30, 1997, between the Company and Bank of America National Trust and Savings Association, as amended, and Standard Industrial Lease - Net, dated January 12, 1998 between the Company and The Realty Associates Fund IV, L.P., a Delaware limited partnership, as amended for the Company’s former corporate headquarters and distribution center located in Anaheim, California (3)

10.13	Standard Sublease — dated December 22, 1998, between the Company and Bekins Moving and Storage Company, LLC (6)
10.14	Rights Agreement, dated as of December 16, 1998, between the Company and U.S. Stock Transfer Corporation (5)
10.15	Business Loan Agreement, dated April 3, 2001, between the Company and Bank of America N.A. (9)
10.16	First Amendment to Business Loan Agreement, dated as of April 17, 2001, between the Company and Bank of America N.A. (9)
10.17	Master Continuing and Unconditional Guaranty to Bank of America N.A. from Pacific Sunwear Stores Corp. and ShopPacSun.com Corp. (9)
10.18	Second Amendment to Business Loan Agreement, dated as of August 1, 2001, between the Company and Bank of America N.A. (10)
10.19	Third Amendment to Business Loan Agreement, dated as of August 19, 2002, between the Company and Bank of America N.A. (11)
10.20	Fourth Amendment to Business Loan Agreement, dated as of January 14, 2003, between the Company and Bank of America N.A
21	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
99.1	Sarbanes-Oxley Act Section 906 Certifications

(1)	Incorporated by reference from the Company’s Form S-1 Registration Statement (No. 33-57860) as filed with the Securities and Exchange Commission on February 4, 1993.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 1995.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 1998.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 24, 1998.

(5)	Incorporated by reference from the Company’s Form 8-A Registration Statement as filed with the Securities and Exchange Commission on December 24, 1998.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 1999.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 6, 2000.

2

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001.

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 8, 2001.

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on September 14, 2001.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on September 11, 2002.

*	Management contract or compensatory plan or arrangement.

3