Form 10-Q
period 2003-05-03
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2003-06-04
CIK 874841

SECURITIES AND EXCHANGE COMMISSION

Washington D.C 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

Yes [x] No [ ]

     The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, at May 30, 2003, was 50,193,731.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-Q
For the Quarter Ended May 3, 2003

Index

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets as of May 3, 2003 and February 1, 2003	3
	Condensed Consolidated Statements of Income and Comprehensive Income for the thirteen weeks ended May 3, 2003 and May 4, 2002	4
	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 3, 2003 and May 4, 2002	5
	Notes to Condensed Consolidated Financial Statements	6-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	22
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
	SIGNATURE PAGE AND CERTIFICATIONS	25-27

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	May 3,	February 1,
	2003	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,576	$36,438
Accounts receivable	1,866	2,916
Merchandise inventories	134,883	123,433
Prepaid expenses, includes $9,774 and $9,664 of prepaid rent, respectively	15,485	14,871
Deferred tax asset	4,975	4,975

Total current assets	190,785	182,633
PROPERTY AND EQUIPMENT:
Land	12,156	12,156
Buildings and building improvements	26,681	26,680
Leasehold improvements	111,421	111,431
Furniture, fixtures and equipment	155,630	148,377

Total property and equipment	305,888	298,644
Less accumulated depreciation and amortization	(104,767)	(97,131)

Net property and equipment	201,121	201,513
OTHER ASSETS:
Goodwill	6,492	6,492
Deferred compensation and other assets	8,991	9,105

Total other assets	15,483	15,597

Total assets	$407,389	$399,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$—
Current portion of long-term debt	838	829
Current portion of capital lease obligations	1,410	1,521
Accounts payable	26,439	28,456
Accrued liabilities	33,419	34,522
Income taxes payable	3,738	8,000

Total current liabilities	65,844	73,328
LONG-TERM LIABILITIES:
Long-term debt	891	1,102
Long-term capital lease obligations	1,987	2,236
Deferred compensation	7,649	7,097
Deferred rent	10,932	10,574
Deferred tax liability	3,015	3,015

Total long-term liabilities	24,474	24,024
Commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and Outstanding	—	—
Common stock, $.01 par value; 113,906,250 shares authorized; 49,935,989 and 49,488,764 shares issued and outstanding, respectively	499	495
Additional paid-in capital	99,705	93,008
Retained earnings	216,867	208,888

Total shareholders’ equity	317,071	302,391

Total liabilities and shareholders’ equity	$407,389	$399,743

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share and per share amounts)

	For the Thirteen Weeks Ended

	May 3, 2003	May 4, 2002

Net sales	$198,331	$161,710
Cost of goods sold, including buying, distribution and occupancy costs	134,476	112,544

Gross margin	63,855	49,166
Selling, general and administrative expenses	50,962	43,713

Operating income	12,893	5,453
Interest income/(expense), net	61	(147)

Income before income tax expense	12,954	5,306
Income tax expense	4,975	2,037

Net income	$7,979	$3,269

Comprehensive income	$7,979	$3,269

Net income per share, basic	$0.16	$0.07

Net income per share, diluted	$0.16	$0.07

Weighted average shares outstanding, basic	49,683,032	49,197,137

Weighted average shares outstanding, diluted	50,981,674	50,117,441

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Thirteen Weeks Ended

	May 3, 2003	May 4, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,979	$3,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,783	7,823
Loss on disposal of equipment	326	417
Change in operating assets and liabilities:
Accounts receivable	1,050	(319)
Merchandise inventories	(11,450)	(8,915)
Prepaid expenses	(614)	(1,195)
Deferred compensation and other assets	666	136
Accounts payable	(2,017)	(8,088)
Accrued liabilities	(1,103)	2,985
Income taxes and deferred taxes	(2,986)	(7,575)
Deferred rent	358	448

Net cash provided by/(used in) operating activities	992	(11,014)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(8,717)	(10,618)

Net cash used in investing activities	(8,717)	(10,618)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,425	773
Principal payments under capital lease obligations	(360)	(246)
Principal payments under long-term debt obligations	(202)	(3)

Net cash provided by financing activities	4,863	524

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(2,862)	(21,108)
CASH AND CASH EQUIVALENTS, beginning of period	36,438	23,136

CASH AND CASH EQUIVALENTS, end of period	$33,576	$2,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$78	$272
Income taxes	$7,961	$9,612

Supplemental disclosures of non-cash transactions (in thousands): During the thirteen weeks ended May 3, 2003 and May 4, 2002, the Company recorded an increase to additional paid-in capital of $1,276 and $599, respectively, related to tax benefits associated with the exercise of non-qualified stock options. In addition, during the thirteen weeks ended May 4, 2002, the Company recorded an increase to additional paid-in capital of $291 related to the issuance of restricted stock to satisfy certain deferred compensation liabilities.

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, all amounts in thousands unless otherwise indicated)

NOTE 1 — BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany transactions have been eliminated in consolidation.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. “Fiscal 2003” is the 52-week period ending January 31, 2004. “Fiscal 2002” was the 52-week period ended February 1, 2003. “Fiscal 2001” was the 52-week period ended February 2, 2002.

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the condensed consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the thirteen weeks ended May 3, 2003, are not necessarily indicative of the results that may be expected for fiscal 2003. For further information, refer to the financial statements and notes thereto as of and for the years ended February 1, 2003, February 2, 2002, and February 4, 2001.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation —The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its wholly owned subsidiaries, Pacific Sunwear Stores Corp. and ShopPacSun.com Corp. All intercompany transactions have been eliminated in consolidation.

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

Revenue Recognition — Sales are recognized upon purchase by customers at the Company’s retail store locations or upon shipment for orders received through the Company’s website. The Company has accrued $.5 million to estimate sales returns by customers based on historical sales return results. Actual return rates have historically been within management’s expectations and the accruals established. However, in the unlikely event that the actual rate of sales returns by customers increased significantly, the Company’s operational results could be adversely affected.

Inventory Valuation — Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. Management bases the decision to mark down merchandise upon the age of the item and its current rate of sale. To the extent that management estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and operating results.

Goodwill and Other Intangible Assets — On February 3, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets,” which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test and the annual test and determined that no impairment existed. Any subsequent impairment losses will be reflected in operating income. With the adoption of SFAS No. 142, the Company discontinued amortization of goodwill.

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

Other Long-Lived Assets — On February 3, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superseded previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Upon adoption of SFAS No. 144, the Company reviewed long-lived assets and determined that no impairment existed. Under SFAS No. 144, long-lived assets, including amortizing intangible assets, will be tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Corporate Rent Reserve — During fiscal 2001, the Company recorded a $1.4 million charge to accrue for rent expense associated with the Company’s former corporate offices, which remain unused as of May 3, 2003. The current accrual of $1.3 million is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. To the extent management’s estimates relating to the Company’s ability to sublease these premises within one year changes, additional charges may be recorded in the future up to the net remaining obligation under the lease. As of May 3, 2003, the aggregate net remaining obligation under this lease was approximately $6.2 million. This amount is included in the contractual obligations table in Note 9.

Income Taxes — Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing prudent and feasible tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value through a valuation allowance, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Litigation — The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future which may have an adverse affect on the Company’s operating results (see Note 9).

Stock Split — On December 18, 2002, the Company effected a three-for-two stock split. All share and per share amounts have been restated to give retroactive recognition to the stock split in prior periods.

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25. In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44 of APB Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation,” which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). The adoption of this interpretation did not impact the Company’s consolidated financial statements.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 5 years following vesting; stock volatility, 53.7% for the four quarters ended May 3, 2003 and 62.7% for the four quarters ended May 4, 2002; risk-free interest rates, 2.9% for the four quarters ended May 3, 2003 and 4.5% for the four quarters ended May 4, 2002; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2003 and fiscal 2002 awards had been amortized to expense over the vesting period of the awards, net income and earnings per share for the first quarter would have been reduced to the pro forma amounts indicated below:

	Fiscal	Fiscal
	2003	2002

Net Income
As reported	$7,979	$3,269
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,499)	(1,547)

Pro forma	$6,480	$1,722
Net Income Per Share, Basic
As reported	$0.16	$0.07
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.03)	(0.04)

Pro forma	$0.13	$0.03
Net Income Per Share, Diluted
As reported	$0.16	$0.07
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.03)	(0.04)

Pro forma	$0.13	$0.03

New Accounting Pronouncements — In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amended certain provisions of SFAS No. 13 and requires the fair value recognition of guarantee obligations under which the Company may become secondarily liable. The Company adopted SFAS No. 145 during fiscal 2002. The adoption of SFAS No. 145 resulted in the recognition of a $.5 million liability related to the Company’s guarantee of an assignee’s performance under a lease obligation.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 has not had a material impact on the Company’s financial position or results of operations upon adoption.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the quarterly period ended May 3, 2003 in Note 2.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since the Company does not currently have any variable interest entities, the adoption of the provisions of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 — CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

NOTE 4 — DEFERRED COMPENSATION AND OTHER ASSETS

Deferred compensation and other assets consist of the following:

	May 3,	February 1,
	2003	2003

Deferred compensation	$7,852	$7,565
Long-term computer maintenance contracts	938	1,359
Other assets	201	181

	$8,991	$9,105

NOTE 5 — CREDIT FACILITY

The Company has a credit facility with a bank, which expires March 31, 2004. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.25% at May 3, 2003) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. The Company did not borrow under the Credit Line at any time during the quarter ended May 3, 2003. At May 3, 2003, the Company had no borrowings outstanding under the Credit Line and $22.8 million outstanding in letters of credit. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At May 3, 2003, the Company was in compliance with all of the covenants.

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	May 3,	February 1,
	2003	2003

Accrued compensation and benefits	$12,805	$14,420
Accrued gift cards and store merchandise credits	3,768	5,967
Reserve for store expansion/relocation and closing costs	3,352	3,653
Sales tax payable	3,161	2,290
Accrued medical insurance costs	1,671	980
Reserve for corporate rent — former corporate facilities	1,252	1,263
Other accrued liabilities	7,410	5,949

	$33,419	$34,522

NOTE 7 — FEDERAL AND STATE INCOME TAX EXPENSE

The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 8 — NET INCOME PER SHARE, BASIC AND DILUTED

The following table summarizes the computation of EPS (all amounts in thousands except share and per share amounts):

First Quarter Ended:	May 3, 2003			May 4, 2002

			Per Share			Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount

Basic EPS:
	$7,979	49,683,032	$0.16	$3,269	49,197,137	$0.07
Diluted EPS:
Effect of dilutive stock options		1,298,642			920,304
	$7,979	50,981,674	$0.16	$3,269	50,117,441	$0.07

Options to purchase 194,244 and 703,536 shares of common stock in the first thirteen weeks of each of fiscal 2003 and fiscal 2002, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company has minimum annual rental commitments under existing store leases, the lease for its former corporate offices and distribution center, capital leases for computer equipment, and other long-term debt obligations for multi-year computer maintenance contracts. The Company leases all of its retail store locations under operating leases. The Company leases equipment, from time to time, under capital leases. In addition, at any time, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. There were $22.8 million of open letters of credit outstanding as of May 3, 2003. As of May 3, 2003, the Company’s future financial commitments under these arrangements are as follows:

	Payments Due by Period

		Less than 1	1-3	3-5	More than
Contractual Obligations	Total	year	years	years	5 years
(in millions)
Operating lease obligations	$590.3	$75.6	$150.4	$144.0	$220.3
Capital lease obligations	3.4	1.4	2.0	—	—
Long-term debt obligations	1.7	0.8	0.9	—	—
Letters of credit	22.8	22.8	—	—	—

Total	$618.2	$100.6	$153.3	$144.0	$220.3

Litigation — During the first quarter ended May 3, 2003, the Company reached an agreement, subject to court approval, to settle all claims related to two lawsuits concerning overtime pay for a total of $4.0 million. The Company had accrued $3.9 million related to these matters at February 1, 2003. The suits are Auden v. Pacific Sunwear of California, Inc., which was filed September 17, 2001, and Adams v. Pacific Sunwear of California, Inc., which was filed May 3, 2002. The complaints allege that the Company improperly classified certain California-based employees as “exempt” from overtime pay. The Company denies the allegations underlying the suits, but has agreed to settle the suits to avoid the cost, distraction and uncertainty associated with protracted litigation. The court has granted preliminary approval of the settlement and is expected to conduct a final fairness hearing regarding the settlement in August 2003. The settlement did not have a material impact on results of operations for the quarter ended May 3, 2003.

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company.

Indemnities, Commitments, and Guarantees — During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The Company has issued guarantees in the form of standby letters of credit as security for merchandise shipments from overseas. There were $22.8 million of these letters of credit outstanding at May 3, 2003. The Company has also issued a guarantee within a sublease on one of its store locations under which the Company remains secondarily liable on the sublease should the sublessee default on its lease payments. The term of the sublease ends December 31, 2014. The Company has recorded $.5 million in accrued liabilities to recognize the estimated fair value of this guarantee, assuming that another sublessee would be found within one year should the original sublessee default. The aggregate rental payments remaining on the master lease agreement at May 3, 2003, were $6.4 million. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

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

NOTE 10 — RESTRICTED STOCK

During the year ended January 30, 2000, the Company granted a restricted stock award of 75,000 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 75,000 share award vests 25% on each of September 17, 2001, 2002, 2003 and 2004, if, in each instance, certain cumulative earnings per share growth targets have been satisfied. The Company recorded $229 of deferred compensation expense associated with this award during the year ended February 4, 2001. During fiscal 2001, the Company reversed all previously recognized expenses of $317 associated with this award because the cumulative earnings per share growth targets had not then been satisfied. No additional expenses have been recognized for this award because the cumulative earnings per share growth targets had not been met as of February 1, 2003. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative earnings per share growth targets not being met remain available for future vesting if the cumulative earnings per share growth targets are met as of a subsequent vesting date. It is possible that the cumulative earnings per share growth target for this award may be achieved in fiscal 2003 and, if that target is met, the Company will be required to record compensation expense during the year ended January 31, 2004. If the target is met, the compensation expense to be recognized will be based on the closing market price of the Company’s stock as of January 31, 2004 minus the purchase price of $.01 per share. For example, based on the closing market price of the Company’s stock at May 2, 2003 of $22.92, the Company would, assuming the cumulative earnings per share growth target is met, record $1.4 million in compensation expense related to this award in the year ended January 31, 2004.

During the year ended February 4, 2001, the Company granted a restricted stock award of 112,500 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 112,500 share award vests 25% on each of March 15, 2002, 2003, 2004 and 2005, if, in each instance, certain cumulative earnings per share growth targets have been satisfied. The Company recorded $38 of deferred compensation expense associated with this award during the year ended February 4, 2001. During fiscal 2001, the Company reversed all previously recognized expenses of $38 associated with this award because the cumulative earnings per share growth targets had not then been satisfied. No additional expenses have been recognized for this award because the cumulative earnings per share growth targets had not been met as of February 1, 2003. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative earnings per share growth targets not being met remain available for future vesting if the cumulative earnings per share growth targets are met as of a subsequent vesting date. It is possible that the cumulative earnings per share growth target for this award may be achieved in fiscal 2003 and, if that target is met, the Company will be required to record compensation expense during the year ended January 31, 2004. If the target is met, the compensation expense to be recognized will be based on the closing market price of the Company’s stock as of January 31, 2004 minus the purchase price of $.01 per share. For example, based on the closing market price of the Company’s stock at May 2, 2003 of $22.92, the Company would, assuming the cumulative earnings per share growth target is met, record $1.9 million in compensation expense related to this award in the year ended January 31, 2004.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

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

Revenue Recognition — Sales are recognized upon purchase by customers at the Company’s retail store locations or upon shipment for orders received through the Company’s website. The Company has accrued $.5 million to estimate sales returns by customers based on historical sales return results. Actual return rates have historically been within management’s expectations and the reserves established. However, in the unlikely event that the actual rate of sales returns by customers increased significantly, the Company’s operational results could be adversely affected.

Inventory Valuation — Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. Management bases the decision to mark down merchandise upon the age of the item and its current rate of sale. To the extent that management estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and operating results.

Long-Lived Assets — In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset or asset group are less than its carrying amount. Impairments are recognized in operating earnings. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment, and global economy, could significantly impact management’s decision to retain, dispose of, or idle certain of its long-lived assets.

Goodwill and Other Intangible Assets — The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future.

Income Taxes — Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing prudent and feasible tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value through a valuation allowance, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Corporate Rent Reserve — During fiscal 2001, the Company recorded a $1.4 million charge to accrue for rent expense associated with the Company’s former corporate offices, which remain unused as of May 3, 2003. The current accrual of $1.3 million is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. To the extent management’s estimate relating to the Company’s ability to sublease these premises within one year changes, additional charges may be recorded in the future up to the net remaining obligation under the lease. As of May 3, 2003, the aggregate net remaining obligation under this lease was approximately $6.2 million.

Litigation — The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future that may have an adverse effect on the Company’s operating results (see Note 9 to the condensed consolidated financial statements).

Results of Operations

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with the table below:

	May 3,	May 4,
For the thirteen weeks ended:	2003	2002

Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	67.8	69.6

Gross margin	32.2	30.4
Selling, general and administrative expenses	25.7	27.0

Operating income	6.5	3.4
Interest income/(expense), net	0.0	(0.1)

Income before income tax expense	6.5	3.3
Income tax expense	2.5	1.3

Net income	4.0%	2.0%

The following table sets forth the Company’s number of stores and total square footage as of the dates indicated:

	May 3,	May 4,
	2003	2002

PacSun stores	625	576
Outlet stores	74	67
d.e.m.o. stores	109	106

Total stores	808	749
Square footage (in 000’s)	2,721	2,446

The thirteen weeks ended May 3, 2003 (first quarter) as compared to the thirteen weeks ended May 4, 2002 (first quarter)

Net Sales

Net sales increased to $198.3 million for the first quarter of fiscal 2003 from $161.7 million for the first quarter of fiscal 2002, an increase of $36.6 million, or 22.6%. Of this $36.6 million increase, $19.6 million was attributable to a 13.1% increase in comparable store net sales in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002, $13.1 million was attributable to net sales generated by 60 new stores opened in fiscal 2002 and not yet included in the comparable store base, $3.8 million was attributable to other non-comparable store net sales, and $1.7 million was attributable to net sales generated by 18 new stores opened in fiscal 2003 and not yet included in the comparable store base. Offsetting these increases was a $1.6 million decrease attributable to the closing of one store during fiscal 2003 and three stores during fiscal 2002. Other non-comparable store net sales consist primarily of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the 13.1% increase in comparable store net sales in the first quarter of fiscal 2003, PacSun and PacSun Outlet comparable store net sales increased 10.4% and d.e.m.o. comparable store net sales increased 36.5%. The increase in comparable store net sales within PacSun and PacSun Outlet was primarily attributable to increases in comparable store net sales of footwear, juniors, and accessories. The increase in comparable store net sales within d.e.m.o. was attributable to increases in comparable store net sales of young men’s, juniors and accessories merchandise. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company’s merchandise remained relatively unchanged in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 and had no significant impact on the net sales increase for the first quarter of fiscal 2003.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $63.9 million for the first quarter of fiscal 2003 from $49.2 million for the first quarter of fiscal 2002, an increase of $14.7 million, or 29.9%. As a percentage of net sales, gross margin was 32.2% for the first quarter of fiscal 2003 compared to 30.4% for the first quarter of fiscal 2002. Of this 1.8% increase, occupancy costs decreased 1.7% as a percentage of net sales compared to the first quarter of fiscal 2002, primarily due to leveraging these costs over higher total sales, and distribution costs as a percentage of net sales decreased .3% due to freight and labor efficiencies in the new distribution center as well as leveraging these costs over higher total sales. Offsetting these increases was a .2% decrease in net merchandise margins as a percentage of net sales, primarily due to a higher markdown rate partially offset by a higher initial markup.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $51.0 million for the first quarter of fiscal 2003 from $43.7 million for the first quarter of fiscal 2002, an increase of $7.3 million, or 16.7%. These expenses decreased to 25.7% as a percentage of net sales in the first quarter of fiscal 2003 from 27.0% in the first quarter of fiscal 2002. Of this 1.3% net decrease as a percentage of net sales, .7% was due to a decrease in store payroll expenses as a percentage of net sales and .5% was due to a decrease in depreciation and other store selling expenses as a percentage of net sales, primarily due to leveraging these costs over higher total sales, .4% was due to moving the timing and expense of physical inventories to the second quarter of fiscal 2003 from the first quarter of fiscal 2002, and .1% was due to a decrease in store closing expenses. These decreases were partially offset by a .4% increase in general and administrative expenses, primarily due to an increase in bonus accruals.

Income Tax Expense

Income tax expense was $5.0 million for the first quarter of fiscal 2003 compared to $2.0 million for the first quarter of fiscal 2002. The effective income tax rate was 38.4% in each of the first quarters of fiscal 2003 and fiscal 2002.

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

Net cash provided by operating activities for the first quarter of fiscal 2003 was $1.0 million as compared to cash used of $11.0 million for the first quarter of fiscal 2002. This $12.0 million increase in cash provided was primarily attributable to an increase in net income of $4.7 million, an increase in accrued income taxes and deferred income taxes of $4.6 million, a decrease in inventory, net of accounts payable, of $3.5 million, a decrease in accounts receivable of $1.4 million, and other items netting to an increase in cash provided of $1.9 million, offset by a decrease in accrued liabilities of $4.1 million. Working capital at May 3, 2003, was $124.9 million compared to $109.3 million at February 1, 2003, an increase of $15.6 million. The increase in working capital at May 3, 2003, as compared to February 1, 2003, was primarily attributable to an increase in inventories of $11.5 million, a decrease in accrued income taxes of $4.3 million, and other items netting to an increase of $2.6 million, offset by a decrease in cash of $2.8 million. The increase in inventories was primarily related to increases in inventories in comparable stores which generated a 13.1% increase in comparable store net sales as well as opening 17 net new stores and expanding/relocating 5 stores with over 50% larger average square footage than their previous locations. The Company’s average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

Net cash used in investing activities was $8.7 million for property and equipment for the first quarter of fiscal 2003 compared to $10.6 million for property and equipment for the first quarter of fiscal 2002. Of the $8.7 million of net cash used for investment in property and equipment in the first quarter of fiscal 2003, $7.5 million was used for new and existing stores and $1.2 million was used for other capital expenditures, including computer hardware and software.

Net cash provided by financing activities for the first quarter of fiscal 2003 was $4.9 million compared to $.5 million for the first quarter of fiscal 2002. Of the $4.9 million of net cash provided by financing activities in the first quarter of fiscal 2003, $5.4 million was due to proceeds received from the exercise of stock options, offset by $.5 million of payments under capital lease and long-term debt obligations.

The Company has a credit facility with a bank, which expires March 31, 2004. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.25% at May 3, 2003) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company did not borrow under the Credit Line at any time during the first quarter ended May 3, 2003. At May 3, 2003, the Company had no borrowings outstanding under the Credit Line and $22.8 million outstanding in letters of credit. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At May 3, 2003, the Company was in compliance with all of the covenants.

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

In addition, at any time, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. There were $22.8 million of open letters of credit outstanding as of May 3, 2003. As of May 3, 2003, the Company’s future financial commitments under these arrangements are as follows:

	Payments Due by Period

		Less than 1	1-3	3-5	More than
Contractual Obligations	Total	year	years	years	5 years
(in millions)
Operating lease obligations	$590.3	$75.6	$150.4	$144.0	$220.3
Capital lease obligations	3.4	1.4	2.0	—	—
Long-term debt obligations	1.7	0.8	0.9	—	—
Letters of credit	22.8	22.8	—	—	—

Total	$618.2	$100.6	$153.3	$144.0	$220.3

The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. Most leases contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified sales levels are not achieved by a specified date. The Company closed twelve stores in fiscal 2002 and anticipates closing approximately seven stores in fiscal 2003.

During the remainder of fiscal 2003, the Company plans to open approximately 66 net new stores, of which approximately 52 will be PacSun stores, approximately three will be PacSun Outlet stores and approximately 11 will be d.e.m.o. stores. The Company also plans to expand or relocate approximately 25 additional existing smaller stores during the remainder of fiscal 2003. The Company estimates that capital expenditures during the remainder of fiscal 2003 will be approximately $37 million, of which approximately $36 million will be for opening, expanding, and relocating stores and approximately $1 million will be used for other capital expenditures, including computer hardware and software.

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

A significant decrease in the Company’s operating results could adversely affect the Company’s ability to maintain required financial ratios under the Company’s credit facility. Required financial ratios include total liabilities to tangible net worth ratio, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility. The most likely result would require the Company to renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms. As of May 3, 2003, the Company had no borrowings outstanding under its credit facility.

New Accounting Pronouncements

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections — In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amended certain provisions of SFAS No. 13 and requires the fair value recognition of guarantee obligations under which the Company may become secondarily liable. The

Company adopted SFAS No. 145 during fiscal 2002. The adoption of SFAS No. 145 resulted in the recognition of a $.5 million liability related to the Company’s guarantee of an assignee’s performance under a lease obligation (see Note 8 to the condensed consolidated financial statements).

Accounting for Costs Associated with Exit or Disposal Activities — In June, 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF Issue 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

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

Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 — In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements.

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

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

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

Expansion and Management of Growth. The Company’s continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management’s ability to manage the Company’s planned expansion of PacSun and d.e.m.o. stores. During fiscal 2003, the Company plans to open approximately 83 net new stores, of which approximately 65 will be PacSun stores, approximately five will be PacSun Outlet stores and approximately 13 will be d.e.m.o. stores. The Company’s planned expansion is dependent upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company’s control may also affect the Company’s ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Internet Sales. The Company’s internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. There can be no assurance that the internet operations will achieve sales and profitability levels that justify the Company’s investment therein. The internet operations also involve other risks that could have a material adverse effect on the Company, including (i) difficulties with hiring, retention and training of key personnel to conduct the Company’s internet operations, (ii) diversion of sales from PacSun stores, (iii) rapid technological change, (iv) liability for online content and (v) risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, the internet operations involve risks which are beyond the Company’s control that could have a material adverse effect on the Company, including (i) price competition involving the items the Company intends to sell, (ii) the entry of the Company’s vendors into the internet business, in direct competition with the Company, (iii) the level of merchandise returns experienced by the Company, (iv) governmental regulation, (v) online security breaches, (vi) credit card fraud and (vii) competition and general economic conditions and economic conditions specific to the internet, online commerce and the apparel industry.

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

Reliance on Foreign Sources of Production. The Company purchases merchandise directly in foreign markets for its private label brands. In addition, the Company purchases merchandise from domestic vendors, some of which is manufactured overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces competition from other companies for production facilities and import quota capacity. The Company also faces a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region that the Company does business; (iii) imposition of duties, taxes, and other charges on imports; and (iv) local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions, which, if enacted, would increase the cost of products, purchased from suppliers in countries that the Company does business with. The inability of the Company to rely on its foreign sources of production due to any of the factors listed above could have a material adverse effect on the Company’s business, financial condition and results of operations.

Credit Facility Financial Covenants. A significant decrease in the Company’s operating results could adversely affect the Company’s ability to maintain required financial ratios under the Company’s credit facility. Required financial ratios include total liabilities to tangible net worth ratio, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility. The most likely result would require the Company to renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms.

Stock Options. A number of publicly traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the FASB and the Securities and Exchange Commission (the “Commission”) have indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, the Company includes such expenses on a pro forma basis in the notes to the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America but does not include stock option expenses in the Company’s reported financial statements. If accounting standards are changed to require the Company to expense stock options, the Company’s reported earnings will decrease and its stock price could decline.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent the Company borrows under its credit facility, the Company is exposed to market risk related to changes in interest rates. At May 3, 2003, there were no borrowings outstanding under the Company’s credit facility and the Company did not borrow under the credit facility at any time during the first quarter ended May 3, 2003. Based on the weighted average interest rate of 3.67% on the Company’s credit facility during fiscal 2002, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1.0 million outstanding on the Company’s credit facility, net income would be reduced by approximately $3,000 per year. A discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies and Nature of Business in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended February 1, 2003. The Company is not a party with respect to derivative financial instruments.

ITEM 4 — CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

Item 1 — Legal Proceedings

During the first quarter ended May 3, 2003, the Company reached an agreement, subject to court approval, to settle all claims related to two lawsuits concerning overtime pay for a total of $4.0 million. The

Company had accrued $3.9 million related to these matters at February 1, 2003. The suits are Auden v. Pacific Sunwear of California, Inc., which was filed September 17, 2001, and Adams v. Pacific Sunwear of California, Inc., which was filed May 3, 2002. The complaints allege that the Company improperly classified certain California-based employees as “exempt” from overtime pay. The Company denies the allegations underlying the suits, but has agreed to settle the suits to avoid the cost, distraction and uncertainty associated with protracted litigation. The court has granted preliminary approval of the settlement and is expected to conduct a final fairness hearing regarding the settlement in August 2003. The settlement did not have a material impact on results of operations for the quarter ended May 3, 2003.

Item 2 — Changes in Securities and Use of Proceeds — Not Applicable

Item 3 — Defaults Upon Senior Securities — Not Applicable

Item 4 — Submission of Matters to a Vote of Security Holders

a) The 2003 Annual Meeting of Shareholders of the Company was held on May 21, 2003.

c) At the 2003 Annual Meeting, Sally Frame Kasaks, Thomas Murnane and Peter Starrett were elected as Class I Directors of the Company for a one-year term ending in 2004 and Greg H. Weaver, Julius Jensen III and Pearson C. Cummin III were elected as Class II Directors of the Company for a two-year term ending in 2005.

The shareholders voted on and approved the amended and restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan which increased the number of shares authorized to be issued under the plan by 2,500,000, as well as amended certain other provisions in the plan.

The shareholders voted on and ratified the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year ending January 31, 2004.

Voting at the 2003 Annual Meeting for the election of directors was as set forth below. Each of the nominees identified below was elected a director.

	VOTES CAST	VOTES
NAME	FOR	WITHHELD

Class I Directors:
Sally Frame Kasaks	39,598,106	270,768
Thomas Murnane	39,538,930	329,944
Peter Starrett	39,714,285	154,589
Class II Directors:
Greg H. Weaver	39,488,708	380,166
Julius Jensen III	38,080,922	1,787,952
Pearson C. Cummin III	38,781,781	1,087,093

With respect to the approval of the amended and restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan, 22,260,537 votes were cast for approval, 12,933,729 votes were cast against, 10,165 votes abstained and there were 14,690,264 broker non-votes.

With respect to the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year ended January 31, 2004, 39,642,879 votes were cast for approval, 219,708 votes were cast against, 6,287 votes abstained and there were 10,025,821 broker non-votes.

Item 5 — Other Information — Not Applicable

Item 6 — Exhibits and Reports on Form 8-K

Exhibit 10.1	Pacific Sunwear of California, Inc. 1999 Stock Award Plan, as amended and restated March 27, 2003 and further amended on May 21, 2003

Exhibit 99.1	Written statements of Greg Weaver and Carl Womack pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Sunwear of California, Inc.
(Registrant)

Date: May 30, 2003	/s/ GREG H. WEAVER Greg H. Weaver
Chairman of the Board
and Chief Executive Officer

Date: May 30, 2003	/s/ CARL W. WOMACK Carl W. Womack
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

Date:  May 30, 2003

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

Date:  May 30, 2003

/s/    CARL W. WOMACK

Carl W. Womack
Senior Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 10.1	Pacific Sunwear of California, Inc. 1999 Stock Award Plan, as amended and restated March 27, 2003 and further amended on May 21, 2003

Exhibit 99.1	Written statements of Greg Weaver and Carl Womack pursuant to section 906 of the Sarbanes-Oxley Act of 2002