Form 10-Q/A
period 2003-05-03
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2003-06-06
CIK 874841

SECURITIES AND EXCHANGE COMMISSION

Washington D.C 20549

FORM 10-Q/A

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

Item 6 — Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 99.1

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-Q/A
For the Quarter Ended May 3, 2003

Index

		Page
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	3
	SIGNATURE PAGE	4

Item 6 — Exhibits and Reports on Form 8-K

Exhibit 10.1	Pacific Sunwear of California, Inc. 1999 Stock Award Plan, as amended and restated March 27, 2003 and further amended on May 21, 2003*

Exhibit 99.1	Written statements of Greg Weaver and Carl Womack pursuant to section 906 of the Sarbanes-Oxley Act of 2002
*   Previously submitted

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
Senior Vice President, Chief
Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 10.1	Pacific Sunwear of California, Inc. 1999 Stock Award Plan, as amended and restated March 27, 2003 and further amended on May 21, 2003*

Exhibit 99.1	Written statements of Greg Weaver and Carl Womack pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Previously submitted

5