Form 10-Q
period 2003-08-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2003-08-28
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21296

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CALIFORNIA (State of Incorporation)	95-3759463 (I.R.S Employer Identification No.)

3450 East Miraloma Avenue Anaheim, California (Address of principal executive offices)	92806 (Zip code)

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

Yes   x    No   __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   x    No   __

     The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, at August 25, 2003, was 51,770,519.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-Q
For the Quarter Ended August 2, 2003

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

ASSETS

	August 2,	February 1,
CURRENT ASSETS:	2003	2003

Cash and cash equivalents	$62,836	$36,438
Accounts receivable	4,358	2,916
Merchandise inventories	186,033	123,433
Prepaid expenses, includes $9,919 and $9,664 of prepaid rent, respectively	16,397	14,871
Income tax receivable	2,708	—
Deferred tax asset	4,975	4,975

Total current assets	277,307	182,633
PROPERTY AND EQUIPMENT:
Land	12,156	12,156
Buildings and building improvements	26,681	26,680
Leasehold improvements	113,231	111,431
Furniture, fixtures and equipment	161,064	148,377

Total property and equipment	313,132	298,644
Less accumulated depreciation and amortization	(111,853)	(97,131)

Net property and equipment	201,279	201,513
OTHER ASSETS:
Goodwill	6,492	6,492
Deferred compensation and other assets	9,569	9,105

Total other assets	16,061	15,597

Total assets	$494,647	$399,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$—	$—
Current portion of long-term debt	851	829
Current portion of capital lease obligations	1,250	1,521
Accounts payable	74,144	28,456
Accrued liabilities	35,833	34,522
Income taxes payable	—	8,000

Total current liabilities	112,078	73,328
LONG-TERM LIABILITIES:
Long-term debt	674	1,102
Long-term capital lease obligations	1,736	2,236
Deferred compensation (Note 10)	10,335	7,097
Deferred rent	11,429	10,574
Deferred tax liability	3,015	3,015

Total long-term liabilities	27,189	24,024
Commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 113,906,250 shares authorized; 51,496,024 and 49,488,764 shares issued and outstanding, respectively	515	495
Additional paid-in capital	124,618	93,008
Retained earnings	230,247	208,888

Total shareholders’ equity	355,380	302,391

Total liabilities and shareholders’ equity	$494,647	$399,743

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share and per share amounts)

	For the Second Quarter Ended		For the First Half Ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net sales	$234,392	$190,854	$432,723	$352,564
Cost of goods sold, including buying, distribution and occupancy costs	154,558	130,249	289,034	242,792

Gross margin	79,834	60,605	143,689	109,772
Selling, general and administrative expenses	58,180	48,454	109,141	92,168

Operating income	21,654	12,151	34,548	17,604
Interest income/(expense), net	69	(306)	129	(453)

Income before income tax expense	21,723	11,845	34,677	17,151
Income tax expense	8,343	4,549	13,318	6,586

Net income	$13,380	$7,296	$21,359	$10,565

Comprehensive income	$13,380	$7,296	$21,359	$10,565

Net income per share, basic	$0.26	$0.15	$0.43	$0.21

Net income per share, diluted	$0.26	$0.15	$0.41	$0.21

Weighted average shares outstanding, basic	50,590,427	49,257,374	50,136,729	49,227,256

Weighted average shares outstanding, diluted	52,069,358	49,844,660	51,554,346	49,973,906

Proforma net income per share, basic (Note 11)	$0.18	$0.10	$0.28	$0.14

Proforma net income per share, diluted (Note 11)	$0.17	$0.10	$0.28	$0.14

Proforma weighted average shares outstanding, basic (Note 11)	75,885,641	73,886,061	75,205,094	73,840,883

Proforma weighted average shares outstanding, diluted (Note 11)	78,104,037	74,766,990	77,331,519	74,960,859

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the First Half Ended

	August 2, 2003	August 3, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,359	$10,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,752	16,057
Loss on disposal of equipment	1,085	2,110
Change in operating assets and liabilities:
Accounts receivable	(1,442)	(2,146)
Merchandise inventories	(62,600)	(50,693)
Prepaid expenses	(1,526)	(1,494)
Deferred compensation and other assets	2,774	278
Accounts payable	45,688	18,471
Accrued liabilities	1,311	3,645
Income taxes and deferred taxes	(581)	(6,466)
Deferred rent	855	877

Net cash provided by/(used in) operating activities	24,675	(8,796)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(18,603)	(22,742)

Net cash used in investing activities	(18,603)	(22,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	21,503	1,321
Net borrowings under credit facility	—	11,700
Principal payments under capital lease obligations	(771)	(444)
Principal payments under long-term debt obligations	(406)	(4)

Net cash provided by financing activities	20,326	12,573

NET DECREASE IN CASH AND CASH EQUIVALENTS:	26,398	(18,965)
CASH AND CASH EQUIVALENTS, beginning of period	36,438	23,136

CASH AND CASH EQUIVALENTS, end of period	$62,836	$4,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$135	$565
Income taxes	$13,899	$13,052

Supplemental disclosures of non-cash transactions (in thousands): During the first half ended August 2, 2003 and August 3, 2002, the Company recorded an increase to additional paid-in capital of $10,127 and $649, respectively, related to tax benefits associated with the exercise of non-qualified stock options. Also, during the first half ended August 3, 2002, the Company recorded an increase to additional paid-in capital of $291 related to the issuance of restricted stock to satisfy certain deferred compensation liabilities. In addition, during the first half ended August 3, 2002, the Company purchased a prepaid three-year computer maintenance agreement under a long-term debt obligation for $2,413.

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, all amounts in thousands unless otherwise indicated)

NOTE 1 – BASIS OF PRESENTATION

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

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of the condensed consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the second quarter and first half ended August 2, 2003, are not necessarily indicative of the results that may be expected for fiscal 2003. For further information, refer to the Company’s consolidated financial statements and notes thereto on Form 10-K as of and for the years ended February 1, 2003, February 2, 2002, and February 4, 2001.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition — Sales are recognized upon purchase by customers at the Company’s retail store locations or upon shipment for orders received through the Company’s website. The Company has accrued $.7 million as of August 2, 2003 to estimate sales returns by customers based on historical sales return results. Actual return rates have historically been within management’s expectations and the accruals established.

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

Other Long-Lived Assets – On February 3, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superseded previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Upon adoption of SFAS No. 144, the Company reviewed long-lived assets and determined that no impairment existed. Under SFAS No. 144, long-lived assets, including amortizing intangible assets, will be tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

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

Litigation — The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future which may have an adverse effect on the Company’s operating results (see Note 9).

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

SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-

pricing model with the following weighted average assumptions: expected life, 5 years; stock volatility, 45.3% for fiscal 2003 and 60.9% for fiscal 2002; risk-free interest rates, 3.3% for fiscal 2003 and 4.7% for fiscal 2002; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2003 and fiscal 2002 awards had been amortized to expense over the vesting period of the awards, net income and earnings per share for the second quarter and first half ended August 2, 2003 would have been reduced to the pro forma amounts indicated below:

	For the Second Quarter Ended		For the First Half Ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net Income
As reported	$13,380	$7,296	$21,359	$10,565
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,570)	(1,437)	(3,090)	(2,962)

Pro forma	$11,810	$5,859	$18,269	$7,603

Net Income Per Share, Basic
As reported	$0.26	$0.15	$0.43	$0.21
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.03)	(0.03)	(0.07)	(0.06)

Pro forma	$0.23	$0.12	$0.36	$0.15

Net Income Per Share, Diluted
As reported	$0.26	$0.15	$0.41	$0.21
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.03)	(0.03)	(0.05)	(0.06)

Pro forma	$0.23	$0.12	$0.36	$0.15

New Accounting Pronouncements — In April 2002, the FASB issued SFAS No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 amended certain provisions of SFAS 13 and requires the fair value recognition of guarantee obligations under which the Company may become secondarily liable. The Company adopted SFAS 145 during fiscal 2002. The adoption of SFAS 145 resulted in the recognition of a $.5 million liability related to the Company’s guarantee of an assignee’s performance under a lease obligation (see Note 9).

In June 2002, the FASB issued SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had a material impact on the Company’s financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS 148 for the quarterly period ended August 2, 2003 elsewhere in this Note 2.

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

On February 2, 2003, the Company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue No. 02-16 “Accounting by a Reseller for Cash Consideration Received from a Vendor” (EITF 02-16). The consensus reached by the EITF addressed the accounting for cash consideration received from a vendor, which includes vendor allowances, rebates, cooperative advertising payments, etc. The consensus of the EITF establishes an overall presumption that cash received from a vendor is a reduction in the price of a vendor’s products and should be recognized accordingly as a reduction in cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor’s products. The adoption of EITF 02-16 did not have a material impact on the Company’s financial position or results of operations.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

NOTE 4 – DEFERRED COMPENSATION AND OTHER ASSETS

Deferred compensation and other assets consist of the following:

	August 3,	February 1,
	2002	2003

Deferred compensation	$8,665	$7,565
Long-term computer maintenance contracts	738	1,359
Other assets	166	181

	$9,569	$9,105

NOTE 5 – CREDIT FACILITY

The Company has a credit facility with a bank, which expires March 31, 2004. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.25% at August 2, 2003) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. The Company did not borrow under the Credit Line at any time during the first half ended August 2, 2003. The Company had $20.7 million outstanding in letters of credit at August 2, 2003. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At August 2, 2003, the Company was in compliance with all of the covenants.

NOTE 6 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	August 2,	February 1,
	2003	2003

Accrued compensation and benefits	$12,399	$14,420
Sales tax payable	4,566	2,290
Accrued store expansion/relocation and closing costs	3,351	3,653
Accrued gift cards and store merchandise credits	2,728	5,967
Accrued medical insurance costs	1,698	980
Reserve for corporate rent – former corporate facilities	1,173	1,263
Other accrued liabilities	9,918	5,949

	$35,833	$34,522

NOTE 7 – FEDERAL AND STATE INCOME TAX EXPENSE

The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

NOTE 8 – NET INCOME PER SHARE, BASIC AND DILUTED

The following table summarizes the computation of EPS (all amounts in thousands except share and per share amounts):

Second Quarter Ended:	August 2, 2003			August 3, 2002

			Per			Per
	Net Income	Shares	Share Amount	Net Income	Shares	Share Amount

Basic EPS:	$13,380	50,590,427	$0.26	$7,296	49,257,374	$0.15
Diluted EPS:
Effect of dilutive stock options	—	1,478,931	—	—	587,286	—

	$13,380	52,069,358	$0.26	$7,296	49,844,660	$0.15

First Half Ended:	August 2, 2003			August 3, 2002

			Per			Per
	Net Income	Shares	Share Amount	Net Income	Shares	Share Amount

Basic EPS:	$21,359	50,136,729	$0.43	$10,565	49,227,256	$0.21
Diluted EPS:
Effect of dilutive stock options	—	1,417,617	(0.02)	—	746,650	—

	$21,359	51,554,346	$0.41	$10,565	49,973,906	$0.21

Options to purchase 2,500 and 2,543,660 shares of common stock in the second quarter of fiscal 2003 and fiscal 2002, respectively, and 92,044 and 1,426,356 shares of common stock in the first half of fiscal 2003 and fiscal 2002, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has minimum annual rental commitments under existing store leases, the lease for its former corporate offices and distribution center, capital leases for computer equipment, and other long-term debt obligations for multi-year computer maintenance contracts. The Company leases all of its retail store locations under operating leases. The Company leases equipment, from time to time, under capital leases. In addition, at any time, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. There were $20.7 million of open letters of credit outstanding as of August 2, 2003. As of August 2, 2003, the Company’s future financial commitments under these arrangements are as follows:

Contractual Obligations	Payments Due by Period

		Less than
(in millions)	Total	1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$553.2	$76.5	$152.3	$146.6	$177.8
Capital lease obligations	3.0	1.3	1.7	—	—
Long-term debt obligations	1.5	0.9	0.6	—	—
Letters of credit	20.7	20.7	—	—	—

Total	$578.4	$99.4	$154.6	$146.6	$177.8

Litigation – During the first quarter ended May 3, 2003, the Company reached an agreement, subject to court approval, to settle all claims related to two lawsuits concerning overtime pay for a total of $4.0 million. The Company had accrued $3.9 million related to these matters at February 1, 2003. The suits are Auden v. Pacific Sunwear of California, Inc., which was filed September 17, 2001, and Adams v. Pacific Sunwear of California, Inc., which was filed August 2, 2002. The complaints allege that the Company improperly classified certain California-based employees as “exempt” from overtime pay. The Company denies the allegations underlying the suits, but has agreed to settle the suits to avoid the cost, distraction and uncertainty associated with protracted litigation. The court has granted preliminary approval of the settlement and is expected to conduct final fairness hearings regarding the settlement in September or October 2003. The settlement did not have a material impact on results of operations for the second quarter or first half ended August 2, 2003.

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company.

Indemnities, Commitments, and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such leases and indemnification undertakings to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The Company has issued guarantees in the form of standby letters of credit as security for merchandise shipments from overseas. There were $20.7 million of these letters of credit outstanding at August 2, 2003. The Company has also issued a guarantee of a sublease on one of its store locations under which the Company remains secondarily liable on the sublease should the sublessee default on its lease payments. The term of the sublease ends December 31, 2014. The Company has recorded $.5 million in accrued liabilities to recognize the estimated fair value of this guarantee. The aggregate rental payments remaining on the master lease agreement at August 2, 2003, were $6.2 million. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these above indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

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

Reserve for Corporate Rent – Former Corporate Facilities – During fiscal 2001, the Company recorded a $1.4 million charge to accrue for rent expense associated with the Company’s former corporate offices, which remain unused as of August 2, 2003. The current accrual of $1.2 million is approximately the amount of rent expense for one year, within which time the Company currently believes a tenant will be identified to sublease the premises. To the extent management’s estimates relating to the Company’s ability to sublease these facilities changes or is incorrect, additional charges may be recorded in the future up to the net remaining obligation under the lease. As of August 2, 2003, the aggregate net remaining obligation under this lease was approximately $5.8 million. This amount is included in the contractual obligations table above.

NOTE 10 – RESTRICTED STOCK

During the year ended January 30, 2000, the Company granted a restricted stock award of 75,000 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 75,000 share award vests 25% on each of September 17, 2001, 2002, 2003 and 2004, if, in each instance, certain cumulative annual earnings per share growth targets have been satisfied. The Company recorded $229 of deferred compensation expense associated with this award during the year ended February 4, 2001. During fiscal 2001, the Company reversed all previously recognized expenses of $317 associated with this award because the cumulative annual earnings per share growth targets had not then been satisfied. No additional expenses have been recognized for this award because the cumulative annual earnings per share growth targets had not been met as of February 1, 2003. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remain available for future vesting if the cumulative annual earnings per share growth targets are met as of a subsequent vesting date. It is possible that the cumulative annual earnings per share growth target for this award may be achieved in fiscal 2003 and, if that target is met, the Company will be required to record compensation expense during the year ending January 31, 2004. If the target is met, the compensation expense to be recognized will be based on the closing market price of the Company’s stock as of January 31, 2004 minus the purchase price of $.01 per share. For example, based on the closing market price of the Company’s stock at August 2, 2003 of $29.92, the Company would, assuming the cumulative annual earnings per share growth target is met, record $2.1 million in compensation expense related to this award in the year ending January 31, 2004.

During the year ended February 4, 2001, the Company granted a restricted stock award of 112,500 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 112,500 share award vests 25% on each of March 15, 2002, 2003, 2004 and 2005, if, in each instance, certain cumulative annual earnings per share growth targets have been satisfied. The Company recorded $38 of deferred compensation expense associated with this award during the year ended February 4, 2001. During fiscal 2001, the Company reversed all previously recognized expenses of $38 associated with this award because the cumulative annual earnings per share growth targets had not then been satisfied. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remain available for future vesting if the cumulative annual earnings per share growth targets are met as of a subsequent vesting date. During the second quarter of fiscal 2003, the Company determined that it is probable that the cumulative annual earnings per share growth target for this award will be achieved in fiscal 2003 and, accordingly, the Company recorded compensation expense of $2.1 million to recognize the cumulative value of the award. This expense has been accrued within deferred compensation liabilities on the balance sheet. The Company will be required to recognize additional compensation expense related to this award in each future quarter based on additional vesting of the shares and the market price of the Company’s stock. For example, based on the market price of the Company’s stock at August 2, 2003 of $29.92, the Company would be required to record additional compensation expense of approximately $.2 million in each quarter based on additional vesting of the shares until the shares are delivered to the Chief Executive Officer. Additionally, based on any change in the market price of the Company’s stock in future quarters, the cumulative compensation expense recognized for this award will continue to be adjusted until the shares are delivered to the Chief Executive Officer.

NOTE 11 – SUBSEQUENT EVENT – STOCK SPLIT

On August 7, 2003, the Company announced a three-for-two stock split. The record date for the split is August 25, 2003. Shareholders of record as of that date will receive one new share of common stock for every two shares they owned on the record date. The additional shares will be mailed on or about September 5, 2003. Cash will be paid in lieu of issuing fractional shares based on the closing market price of the Company’s common stock on August 25, 2003.

The disclosures of proforma net income per share, both basic and diluted, as well as proforma weighted shares outstanding, both basic and diluted, are presented as if the stock split had taken effect as of the balance sheet date. Currently, the Company’s common stock is not yet trading on a post-split basis. The Company’s common stock will begin trading on a post-split basis on September 8, 2003.

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

Revenue Recognition - Sales are recognized upon purchase by customers at the Company’s retail store locations or upon shipment for orders received through the Company’s website. The Company has accrued $.7 million as of August 2, 2003 to estimate sales returns by customers based on historical sales return results. Actual return rates have historically been within management’s expectations and the reserves established. However, in the unlikely event that the actual rate of sales returns by customers increased significantly, the Company’s operational results could be adversely affected.

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

Results of Operations

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with the table below:

	Second Quarter Ended		First Half Ended

	Aug 2, 2003	Aug 3, 2002	Aug 2, 2003	Aug 3, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	66.0	68.2	66.8	68.9

Gross margin	34.0	31.8	33.2	31.1
Selling, general and administrative expenses	24.8	25.4	25.2	26.1

Operating income	9.2	6.4	8.0	5.0
Interest income/(expense), net	(0.0)	(0.2)	(0.0)	(0.1)

Income before income tax expense	9.2	6.2	8.0	4.9
Income tax expense	3.5	2.4	3.1	1.9

Net income	5.7%	3.8%	4.9%	3.0%

The following table sets forth the Company’s number of stores and total square footage as of the dates indicated:

	August 2, 2003	August 3, 2002

PacSun stores	650	599
Outlet stores	75	70
d.e.m.o. stores	114	108

Total stores	839	777

Square footage (in 000’s)	2,844	2,577

The thirteen weeks ended August 2, 2003 (second quarter) as compared to the thirteen weeks ended August 3, 2002 (second quarter)

Net Sales

Net sales increased to $234.4 million for the second quarter of fiscal 2003 from $190.9 million for the second quarter of fiscal 2002, an increase of $43.5 million, or 22.8%. Of this $43.5 million increase, $25.0 million was attributable to a 13.9% increase in comparable store net sales in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002, $7.9 million was attributable to net sales generated by 23 new stores opened in fiscal 2002 and not yet included in the comparable store base, $7.6 million was attributable to net sales generated by 51 new stores opened in fiscal 2003 and not yet included in the comparable store base, and $4.1 million was attributable to other non-comparable store net sales.

Offsetting these increases was a $1.1 million decrease attributable to the closing of three stores during fiscal 2003 and twelve stores during fiscal 2002. Other non-comparable store net sales consist primarily of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the 13.9% increase in comparable store net sales in the second quarter of fiscal 2003, PacSun and PacSun Outlet comparable store net sales increased 13.2% and d.e.m.o. comparable store net sales increased 21.9%. The increase in comparable store net sales within PacSun and PacSun Outlet was primarily attributable to increases in comparable store net sales of footwear, juniors and accessories. The increase in comparable store net sales within d.e.m.o. was attributable to increases in comparable store net sales of young men’s, juniors and accessories. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company’s merchandise remained relatively unchanged in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 and had no significant impact on the net sales increase for the second quarter of fiscal 2003.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $79.8 million for the second quarter of fiscal 2003 from $60.6 million for the second quarter of fiscal 2002, an increase of $19.2 million, or 31.7%. As a percentage of net sales, gross margin was 34.0% for the second quarter of fiscal 2003 compared to 31.8% for the second quarter of fiscal 2002. Of this 2.2% increase, occupancy costs decreased 1.5% as a percentage of net sales compared to the second quarter of fiscal 2002, primarily due to the 13.9% comparable store net sales increase which leveraged these costs, net merchandise margins increased .6% as a percentage of net sales due to a higher initial markup partially offset by a slightly higher markdown rate, and distribution costs as a percentage of net sales decreased .2% due to freight and labor efficiencies in the new distribution center as well as leveraging these costs over higher total sales. Offsetting these increases was a .1% increase in buying costs as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $58.2 million for the second quarter of fiscal 2003 from $48.5 million for the second quarter of fiscal 2002, an increase of $9.7 million, or 20.0%. These expenses decreased to 24.8% as a percentage of net sales in the second quarter of fiscal 2003 from 25.4% in the second quarter of fiscal 2002. Of this .6% net decrease as a percentage of net sales, 1.0% was due to a decrease in store payroll expenses as a percentage of net sales and .3% was due to a decrease in depreciation and other store selling expenses as a percentage of net sales, primarily due to the 13.9% comparable store net sales increase which leveraged these costs. Store closing expenses decreased .4% as a percentage of net sales. These decreases were partially offset by a 1.1% increase in general and administrative expenses as a percentage of net sales, primarily due to recording $2.1 million in restricted stock expense in the second quarter of fiscal 2003 related to the Company’s determination in this quarter that the cumulative annual earnings per share growth target for the year ending January 31, 2004 of a restricted stock award made to the Chief Executive Officer during the year ended February 4, 2001 will most likely be met (see Note 10 to the condensed consolidated financial statements).

Income Tax Expense

Income tax expense was $8.3 million for the second quarter of fiscal 2003 compared to $4.5 million for the second quarter of fiscal 2002. The effective income tax rate was 38.4% in each of the second quarters of fiscal 2003 and fiscal 2002.

The twenty-six weeks ended August 2, 2003 (first half) as compared to the twenty-six weeks ended August 3, 2002 (first half)

Net Sales

Net sales increased to $432.7 million for the first half of fiscal 2003 from $352.6 million for the first half of fiscal 2002, an increase of $80.1 million, or 22.7%. Of this $80.1 million increase, $44.6 million was attributable to a 13.6% increase in comparable store net sales in the first half of fiscal 2003 compared to the first half of fiscal 2002, $21.1 million was attributable to net sales generated by 23 new stores opened in fiscal 2002 and not yet included in the comparable store base, $9.3 million was attributable to net sales generated by 51 new stores opened in fiscal 2003 and not yet included in the comparable store base, and $7.8 million was attributable to other non-comparable store net sales. Offsetting these increases was a $2.7 million decrease attributable to the closing of three and twelve stores during fiscal 2003 and fiscal 2002, respectively. Other non-comparable store net sales consist primarily of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the 13.6% increase in comparable store net sales in the first half of fiscal 2003, PacSun and PacSun Outlet comparable store net sales increased 11.9% and d.e.m.o. comparable store net sales increased 29.1%. The increase in comparable store net sales within PacSun and PacSun Outlet was primarily attributable to increases in comparable store net sales of footwear, juniors and accessories. The increase in comparable store net sales within d.e.m.o. was attributable to increases in comparable store net sales of young men’s, juniors and accessories. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company’s merchandise remained relatively unchanged in the first half of fiscal 2003 compared to the first half of fiscal 2002 and had no significant impact on the net sales increase for the first half of fiscal 2003.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $143.7 million for the first half of fiscal 2003 from $109.8 million for the first half of fiscal 2002, an increase of $33.9 million, or 30.9%. As a percentage of net sales, gross margin was 33.2% for the first half of fiscal 2003 compared to 31.1% for the first half of fiscal 2002. Of this 2.1% increase as a percentage of net sales, 1.5% was due to a decrease in occupancy costs as a percentage of net sales, primarily due to the 13.6% comparable store net sales increase which leveraged these costs over higher total sales, .3% was due to a decrease in distribution costs as a result of freight and labor efficiencies in the new distribution center as well as leveraging these costs over higher total sales, and .3% was due to an increase in net merchandise margins as a percentage of net sales due to a higher initial markup partially offset by a higher markdown rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $109.1 million for the first half of fiscal 2003 from $92.2 million for the first half of fiscal 2002, an increase of $16.9 million, or 18.3%. These expenses decreased to 25.2% as a percentage of net sales in the first half of fiscal 2003 from 26.1% in the first half of fiscal 2002. Of this .9% net decrease as a percentage of net sales, .9% was due to a decrease in store payroll expenses as a percentage of net sales and .5% was due to a decrease in depreciation and other store selling expenses, primarily due to the 13.6% comparable store net sales increase which leveraged these costs over higher total sales. In addition, .3% was due to a decrease in store closing expenses as a percentage of net sales. Offsetting these decreases was a .8% increase in general and administrative expenses, primarily due to recording $2.1 million in restricted stock expense in the second quarter of fiscal 2003 related to the Company’s determination in this quarter that the cumulative annual earnings per share growth target for the year ending January 31, 2004 of a restricted stock award made to the Chief Executive Officer during the year ended February 4, 2001 will most likely be met (see Note 10 to the condensed consolidated financial statements), as well as higher bonus expense.

Income Tax Expense

Income tax expense was $13.3 million for the first half of fiscal 2003 compared to $6.6 million for the first half of fiscal 2002. The effective income tax rate was 38.4% in each of the first halves of fiscal 2003 and fiscal 2002.

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

Net cash provided by operating activities for the first half of fiscal 2003 was $24.7 million as compared to cash used of $8.8 million for the first half of fiscal 2002. This $33.5 million increase in cash provided was attributable to a $15.3 million increase in accounts payable net of inventory increases, primarily due to timing of payments, an increase in net income of $10.8 million, an increase in accrued income taxes and deferred income taxes of $5.9 million, and other items netting to an increase in cash provided of $1.5 million. Working capital at August 2, 2003, was $165.2 million compared to $109.3 million at February 1, 2003, an increase of $55.9 million. The increase in working capital at August 2, 2003, as compared to February 1, 2003, was attributable to an increase in cash of $26.4 million, an increase in inventories, net of accounts payable, of $16.9 million, a decrease in accrued income taxes of $10.7 million, and other items netting to an increase of $1.9 million. The increase in inventories was related to increases in inventories in comparable stores which generated a 13.6% increase in comparable store net sales during the first half of fiscal 2003 as well as opening 48 net new stores and expanding/relocating 9 stores with over 50% larger average square footage than their previous locations. The Company’s average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

Net cash used in investing activities was $18.6 million for property and equipment for the first half of fiscal 2003 compared to $22.7 million for property and equipment for the first half of fiscal 2002. Of the $18.6 million of net cash used for investment in property and equipment in the first half of fiscal 2003, $16.9 million was used for new and existing stores and $1.7 million was used for other capital expenditures, including computer hardware and software.

Net cash provided by financing activities for the first half of fiscal 2003 was $20.3 million compared to $12.6 million for the first half of fiscal 2002. Of the $20.3 million of net cash provided by financing activities in the first half of fiscal 2003, $21.5 million was due to proceeds received from the exercise of stock options, offset by $1.2 million of payments under capital lease and long-term debt obligations.

The Company has a credit facility with a bank, which expires March 31, 2004. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.25% at August 2, 2003) or at optional interest rates that are primarily dependant upon the London Inter-bank Offered Rates for the time period chosen. The Company did not borrow under the Credit Line at any time during the first half ended August 2, 2003. The Company had $20.7 million outstanding in letters of credit at August 2, 2003. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At August 2, 2003, the Company was in compliance with all of the covenants.

The Company has minimum annual rental commitments under existing store leases, the lease for its former corporate offices and distribution center, capital leases for computer equipment, and other long-term debt obligations for multi-year computer maintenance contracts. The Company leases all of its retail store locations under operating leases. The Company leases equipment, from time to time, under capital leases. In addition, at any time, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. As of August 2, 2003, the Company’s future financial commitments under these arrangements are as follows:

Contractual Obligations	Payments Due by Period

(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$553.2	$76.5	$152.3	$146.6	$177.8
Capital lease obligations	3.0	1.3	1.7	—	—
Long-term debt obligations	1.5	0.9	0.6	—	—
Letters of credit	20.7	20.7	—	—	—

Total	$578.4	$99.4	$154.6	$146.6	$177.8

The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. Most leases contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified sales levels are not achieved by a specified date. The Company closed twelve stores in fiscal 2002 and anticipates closing approximately four stores in fiscal 2003.

During the remainder of fiscal 2003, the Company plans to open approximately 38 net new stores, of which approximately 27 will be PacSun stores, approximately four will be PacSun Outlet stores and approximately seven will be d.e.m.o. stores. The Company also plans to expand or relocate approximately 20 additional existing smaller stores during the remainder of fiscal 2003. The Company estimates that capital expenditures during the remainder of fiscal 2003 will be approximately $27 million, of which approximately $26 million will be for opening, expanding or relocating stores and approximately $1 million will be used for other capital expenditures, including computer hardware and software.

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

A significant decrease in the Company’s operating results could adversely affect the Company’s ability to maintain required financial ratios under the Company’s credit facility. Required financial ratios include total liabilities to tangible net worth ratio, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility. The most likely result would require the Company to renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms. As of August 2, 2003, the Company had no borrowings outstanding under its credit facility.

New Accounting Pronouncements

Information regarding new accounting pronouncements is contained in Note 2 to the condensed consolidated financial statements which note is incorporated herein by reference.

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

Expansion and Management of Growth. The Company’s continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management’s ability to manage the Company’s planned expansion of PacSun and d.e.m.o. stores. During the remainder of fiscal 2003, the Company plans to open approximately 38 net new stores, of which approximately 27 will be PacSun stores, approximately four will be PacSun Outlet stores and approximately seven will be d.e.m.o. stores. During the year ended January 29, 2005, the Company plans to open approximately 100 net new stores, of which approximately 65 will be PacSun stores, approximately five will be PacSun Outlet stores and approximately 30 will be d.e.m.o. stores. The Company’s planned expansion is dependent upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company’s control may also affect the Company’s ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Economic Impact of Terrorism. The majority of the Company’s stores are located in regional shopping malls. Any threat of terrorism or actual terrorist events, particularly in public areas, could lead to lower customer traffic in regional shopping malls. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Reliance on Foreign Sources of Production. The Company purchases merchandise directly in foreign markets for its private label brands. In addition, the Company purchases merchandise from domestic vendors, some of which is manufactured overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces competition from other companies for production facilities and import quota capacity. The Company also faces a variety of other risks generally associated with doing business in foreign markets, importing merchandise from abroad, and purchasing merchandise from vendors who manufacture products abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region that the Company does business; (iii) imposition of duties, taxes, and other charges on imports; (iv) local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity; and (v) the failure of vendors to deliver ordered goods on schedule or at all. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions, which, if enacted, would increase the cost of products, purchased from suppliers in countries that the Company does business with. The inability of the Company to rely on its foreign sources of production due to any of the factors listed above could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Stock Options. A number of publicly traded companies have announced that they will begin expensing stock option grants to employees. In addition, the FASB and the Securities and Exchange Commission (the “Commission”) have indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, the Company includes such expenses on a pro forma basis in the notes to the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America but does not include stock option expenses in the Company’s reported financial statements. If accounting standards are changed to require the Company to expense stock options, the Company’s reported earnings will decrease and its stock price could decline.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent the Company borrows under its credit facility, the Company is exposed to market risk related to changes in interest rates. At August 2, 2003, there were no borrowings outstanding under the Company’s credit facility and the Company did not borrow under the credit facility at any time during the first half ended August 2, 2003. Based on the weighted average interest rate of 3.67% on the Company’s credit facility during fiscal 2002, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1.0 million outstanding on the Company’s credit facility, net income would be reduced by approximately $3.0 thousand per year. A discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies and Nature of Business in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended February 1, 2003. The Company is not a party with respect to derivative financial instruments.

ITEM 4 — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the “certifying officers”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

The certifying officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company’s business and operations.

No change in the Company’s internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1 — Legal Proceedings

During the first quarter ended May 3, 2003, the Company reached an agreement, subject to court approval, to settle all claims related to two lawsuits concerning overtime pay for a total of $4.0 million. The Company had accrued $3.9 million related to these matters at February 1, 2003. The suits are Auden v. Pacific Sunwear of California, Inc., which was filed September 17, 2001, and Adams v. Pacific Sunwear of California, Inc., which was filed August 2, 2002. The complaints allege that the Company improperly classified certain California-based employees as “exempt” from overtime pay. The Company denies the allegations underlying the suits, but has agreed to settle the suits to avoid the cost, distraction and uncertainty associated with protracted litigation. The court has granted preliminary approval of the settlement and is expected to conduct final fairness hearings regarding the settlement in September or

October 2003. The settlement did not have a material impact on results of operations for the second quarter or first half ended August 2, 2003.

Item 2 — Changes in Securities and Use of Proceeds - Not Applicable

Item 3 — Defaults Upon Senior Securities - Not Applicable

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

The shareholders voted on and approved the amended and restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan, which increased the number of shares, authorized to be issued under the plan by 2,500,000, as well as amended certain other provisions in the plan.

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

Item 5 — Other Information - Not Applicable

Item 6 — Exhibits and Reports on Form 8-K

Exhibit 31	Written statements of Greg H. Weaver and Carl W. Womack pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Written statement of Greg H. Weaver and Carl W. Womack pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

On May 12, 2003, the Company filed an 8-K furnishing a press release announcing results of operations for the quarter ended May 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Sunwear of California, Inc. (Registrant)
Date: August 27, 2003	/s/ GREG H. WEAVER

Greg H. Weaver Chairman of the Board and Chief Executive Officer

Date: August 27, 2003	/s/ CARL W. WOMACK

Carl W. Womack Senior Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit 31	Written statements of Greg H. Weaver and Carl W. Womack pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Written statement of Greg H. Weaver and Carl W. Womack pursuant to section 906 of the Sarbanes-Oxley Act of 2002.