Form 10-Q
period 2003-11-01
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2003-12-08
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21296

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CALIFORNIA (State of Incorporation)	95-3759463 (I.R.S Employer Identification No.)

3450 East Miraloma Avenue Anaheim, California (Address of principal executive offices)	92806 (Zip code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

     The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, at December 3, 2003, was 78,269,460.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-Q
For the Quarter Ended November 1, 2003

		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets as of November 1, 2003 and February 1, 2003	3
	Condensed Consolidated Statements of Income and Comprehensive Income for the third quarter and nine months ended November 1, 2003 and November 2, 2002	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended November 1, 2003 and November 2, 2002.	5
	Notes to Condensed Consolidated Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4	Controls and Procedures	23-24

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Changes in Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24

	SIGNATURE PAGE	25

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

ASSETS

	November 1,	February 1,
	2003	2003

CURRENT ASSETS:
Cash and cash equivalents	$83,495	$36,438
Short-term investments	10,410	—
Accounts receivable	3,888	2,916
Merchandise inventories	169,184	123,433
Prepaid expenses, includes $10,242 and $9,664 of prepaid rent, respectively	16,532	14,871
Deferred tax asset	4,975	4,975

Total current assets	288,484	182,633
PROPERTY AND EQUIPMENT:
Land	12,156	12,156
Buildings and building improvements	26,681	26,680
Leasehold improvements	117,105	111,431
Furniture, fixtures and equipment	167,283	148,377

Total property and equipment	323,225	298,644
Less accumulated depreciation and amortization	(119,462)	(97,131)

Net property and equipment	203,763	201,513
OTHER ASSETS:
Goodwill	6,492	6,492
Deferred compensation and other assets	10,310	9,105

Total other assets	16,802	15,597

Total assets	$509,049	$399,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,564	$28,456
Accrued liabilities	41,278	34,522
Income taxes payable	7,450	8,000
Current portion of long-term debt	864	829
Current portion of capital lease obligations	1,088	1,521

Total current liabilities	88,244	73,328
LONG-TERM LIABILITIES:
Long-term debt	453	1,102
Long-term capital lease obligations	1,483	2,236
Deferred compensation (Note 8)	14,261	7,097
Deferred rent	11,808	10,574
Deferred tax liability	3,015	3,015

Total long-term liabilities	31,020	24,024
Commitments and contingencies (Note 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 78,018,331 and 74,233,146 shares issued and outstanding, respectively	780	742
Additional paid-in capital	134,250	92,761
Retained earnings	254,755	208,888

Total shareholders’ equity	389,785	302,391

Total liabilities and shareholders’ equity	$509,049	$399,743

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share and per share amounts)

	For the Third Quarter Ended		For the Nine Months Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net sales	$281,253	$228,239	$713,976	$580,803
Cost of goods sold, including buying, distribution and occupancy costs	180,636	149,324	469,671	392,116

Gross margin	100,617	78,915	244,305	188,687
Selling, general and administrative expenses	61,358	52,959	170,499	145,126

Operating income	39,259	25,956	73,806	43,561
Interest income/(expense), net	213	(140)	342	(593)

Income before income tax expense	39,472	25,816	74,148	42,968
Income tax expense	14,963	9,914	28,281	16,500

Net income	$24,509	$15,902	$45,867	$26,468

Comprehensive income	$24,509	$15,902	$45,867	$26,468

Net income per share, basic (Note 2)	$0.32	$0.22	$0.60	$0.36

Net income per share, diluted (Note 2)	$0.31	$0.21	$0.59	$0.35

Weighted average shares outstanding, basic (Note 2)	77,685,516	73,955,606	76,031,944	73,879,124

Weighted average shares outstanding, diluted (Note 2)	79,876,426	74,923,747	78,322,218	74,947,662

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended

	November 1, 2003	November 2, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,867	$26,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,939	24,903
Loss on disposal of equipment	1,492	3,125
Change in operating assets and liabilities:
Accounts receivable	(972)	625
Merchandise inventories	(45,751)	(47,515)
Prepaid expenses	(1,661)	(1,682)
Deferred compensation and other assets	5,959	615
Accounts payable	9,108	3,032
Accrued liabilities	6,756	9,902
Income taxes and deferred taxes	13,899	1,447
Deferred rent	1,234	1,365

Net cash provided by operating activities	62,870	22,285
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(10,410)	—
Investment in property and equipment	(30,681)	(30,127)

Net cash used in investing activities	(41,091)	(30,127)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	27,111	1,609
Net borrowings under credit facility	—	9,000
Principal payments under capital lease obligations	(1,186)	(623)
Principal payments under long-term debt obligations	(614)	(25,280)
Cash paid in-lieu of fractional shares due to 3-for-2 stock split	(33)	—

Net cash provided by/(used in) financing activities	25,278	(15,294)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	47,057	(23,136)
CASH AND CASH EQUIVALENTS, beginning of period	36,438	23,136

CASH AND CASH EQUIVALENTS, end of period	$83,495	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$185	$836
Income taxes	$14,382	$15,053

Supplemental disclosures of non-cash transactions (in thousands): During the nine months ended November 1, 2003 and November 2, 2002, the Company recorded an increase to additional paid-in capital of $14,449 and $694, respectively, related to tax benefits associated with the exercise of non-qualified stock options. Also, during the nine months ended November 2, 2002, the Company recorded an increase to additional paid-in capital of $291 related to the issuance of restricted stock to satisfy certain deferred compensation liabilities. In addition, during the nine months ended November 2, 2002, the Company purchased a prepaid three-year computer maintenance agreement under a long-term debt obligation for $2,413.

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, all amounts in thousands except share and per share amounts, unless otherwise indicated)

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

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the third quarter and nine months ended November 1, 2003, are not necessarily indicative of the results that may be expected for fiscal 2003. For further information, refer to the Company’s consolidated financial statements and notes thereto on Form 10-K for the year ended February 1, 2003.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – Sales are recognized upon purchase by customers at the Company’s retail store locations or upon shipment of orders received through the Company’s website. The Company has accrued $.8 million as of November 1, 2003 for estimated sales returns by customers based on historical sales return results. Actual return rates have historically been within management’s expectations and the accruals established.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and marketable securities with original maturities of three months or less.

Investments – Held to Maturity – Held-to-maturity investments consist of marketable corporate and U.S. agency debt instruments with original maturities of three months to one year and are carried at amortized cost. Cost is determined by specific identification. As of November 1, 2003, the market value of the Company’s portfolio is $10.4 million, consisting of corporate debentures of $6.0 million and U.S. agency debentures of $4.4 million.

Inventory Valuation – Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. Management bases the decision to mark down merchandise upon the age of the item and its current rate of sale.

Goodwill and Other Intangible Assets – On February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets,” which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test and the annual test and determined that no impairment existed. Any subsequent impairment losses will be reflected in operating income. With the adoption of SFAS 142, the Company discontinued amortization of goodwill.

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

Other Long-Lived Assets – On February 3, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superseded previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Upon adoption of SFAS 144, the Company reviewed long-lived assets and determined that no impairment existed. Under SFAS 144, long-lived assets, including amortizing intangible assets, will be tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Income Taxes – Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing prudent and feasible tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value through a valuation allowance, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. The combined federal and state income tax expense was calculated using estimated effective annual tax rates.

Litigation – The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future which may have an adverse effect on the Company’s operating results (see Note 7).

Stock Splits – On each of August 25, 2003, and December 18, 2002, the Company effected a three-for-two stock split. All share and per share amounts have been restated to give retroactive recognition to the stock splits in prior periods.

Stock-Based Compensation – The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25). In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44 of APB 25, “Accounting for Certain Transactions Involving Stock Compensation,” which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). The adoption of this interpretation did not impact the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS 148 for the quarterly period ended November 1, 2003 below.

SFAS 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 5 years; stock volatility, 40.4% for fiscal 2003 and 55.1% for fiscal 2002; risk-free interest rates, 3.3% for fiscal 2003 and 2.9% for fiscal 2002; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2003 and fiscal 2002 awards had been amortized to expense over the vesting period of the awards, net income and earnings per share for the third quarter and nine months ended November 1, 2003 and November 2, 2002 would have been reduced to the pro forma amounts indicated below:

	For the Third Quarter Ended		For the Nine Months Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net Income
As reported	$24,509	$15,902	$45,867	$26,468
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,437)	(1,369)	(4,515)	(4,263)

Pro forma	$23,072	$14,533	$41,352	$22,205

Net Income Per Share, Basic
As reported	$0.32	$0.22	$0.60	$0.36
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.02)	(0.02)	(0.06)	(0.06)

Pro forma	$0.30	$0.20	$0.54	$0.30

Net Income Per Share, Diluted
As reported	$0.31	$0.21	$0.59	$0.35
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.02)	(0.01)	(0.06)	(0.05)

Pro forma	$0.29	$0.20	$0.53	$0.30

New Accounting Pronouncements – In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 amended certain provisions of SFAS 13 and requires the fair value recognition of guarantee obligations under which the Company may become secondarily liable. The Company adopted SFAS 145 during fiscal 2002. The adoption of SFAS 145 resulted in the recognition of a $.5 million liability related to the Company’s guarantee of an assignee’s performance under a lease obligation (see Note 7).

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3 (EITF 94-3), “Liability Recognition for

Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had a material impact on the Company’s financial position or results of operations.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since the Company does not currently have any variable interest entities, the adoption of the provisions of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

On February 2, 2003, the Company adopted EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” The consensus reached by the EITF addressed the accounting for cash consideration received from a vendor, which includes vendor allowances, rebates, cooperative advertising payments, etc. The consensus of the EITF establishes an overall presumption that cash received from a vendor is a reduction in the price of a vendor’s products and should be recognized accordingly as a reduction in cost of sales at the time the related inventory is sold. Some consideration could be characterized as a reduction of expense if the cash received represents a reimbursement of specific, incremental, identifiable costs incurred by the retailer to sell the vendor’s products. The adoption of EITF 02-16 did not have a material impact on the Company’s financial position or results of operations.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 – DEFERRED COMPENSATION AND OTHER ASSETS

Deferred compensation and other assets consist of the following:

	November 1,	February 1,
	2003	2003

Deferred compensation	$9,607	$7,565
Long-term computer maintenance contracts	536	1,359
Other assets	167	181

	$10,310	$9,105

NOTE 4 – CREDIT FACILITY

The Company has a credit facility with a bank, which expires on March 31, 2004. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.25% at November 1, 2003) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. The Company did not borrow under the Credit Line at any time during the nine months ended November 1, 2003. The Company had $23.5 million outstanding in letters of credit at November 1, 2003. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At November 1, 2003, the Company was in compliance with all of the covenants.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	November 1,	February 1,
	2003	2003

Accrued compensation and benefits	$16,380	$14,420
Excess facilities and sublease loss charges (Note 7)	3,899	3,803
Sales tax payable	3,239	2,290
Accrued gift cards and store merchandise credits	2,216	5,967
Accrued medical insurance costs	1,853	980
Accrued store expansion/relocation and closing costs	1,212	1,069
Other accrued liabilities	12,479	5,993

	$41,278	$34,522

NOTE 6 – NET INCOME PER SHARE, BASIC AND DILUTED

The following table summarizes the computation of EPS (all amounts in thousands except share and per share amounts):

Third Quarter Ended:	November 1, 2003			November 2, 2002

			Per Share			Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount

Basic EPS:	$24,509	77,685,516	$0.32	$15,902	73,955,606	$0.22
Diluted EPS:
Effect of dilutive stock options	—	2,190,910	(0.01)	—	968,141	(0.01)

	$24,509	79,876,426	$0.31	$15,902	74,923,747	$0.21

Nine Months Ended:	November 1, 2003			November 2, 2002

			Per Share			Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount

Basic EPS:	$45,867	76,031,944	$0.60	$26,468	73,879,124	$0.36
Diluted EPS:
Effect of dilutive stock options	—	2,290,274	(0.01)	—	1,068,538	(0.01)

	$45,867	78,322,218	$0.59	$26,468	74,947,662	$0.35

Options to purchase 2,073 and 3,485,120 shares of common stock in the third quarter of fiscal 2003 and fiscal 2002, respectively, and 14,335 and 2,149,792 shares of common stock in the first nine months of fiscal 2003 and fiscal 2002, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has minimum annual rental commitments under existing store leases, the lease for its former corporate offices and distribution center, capital leases for computer equipment, and other long-term debt obligations for multi-year computer maintenance contracts. The Company leases all of its retail store locations under operating leases. The Company leases equipment, from time to time, under capital leases. In addition, at any time, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. There were $23.5 million of open letters of credit outstanding as of November 1, 2003. As of November 1, 2003, the Company’s future financial commitments under these arrangements are as follows:

Contractual Obligations	Payments Due by Period
(in millions)
	Total	Less than	1-3	3-5	More than
		1 year	years	years	5 years

Operating lease obligations	$587.0	$79.1	$158.0	$153.0	$196.9
Capital lease obligations	2.6	1.1	1.5	—	—
Long-term debt obligations	1.3	0.9	0.4	—	—
Letters of credit	23.5	23.5	—	—	—

Total	$614.4	$104.6	$159.9	$153.0	$196.9

Litigation – During the first quarter ended May 3, 2003, the Company reached an agreement to settle all claims related to two lawsuits concerning overtime pay for a total of $4.0 million. The Company had accrued $3.9 million related to these matters at February 1, 2003. The suits are Auden v. Pacific Sunwear of California, Inc., which was filed September 17, 2001, and Adams v. Pacific Sunwear of California, Inc.,

which was filed August 2, 2002. The complaints allege that the Company improperly classified certain California-based employees as “exempt” from overtime pay. The court has granted preliminary approval of the settlement and a final approval is expected to be issued during the fourth quarter of fiscal 2003. The settlement did not have a material impact on results of operations for the third quarter or nine months ended November 1, 2003.

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company.

Indemnities, Commitments, and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such leases. The Company has issued guarantees in the form of standby letters of credit as security for merchandise shipments from overseas. There were $23.5 million of these letters of credit outstanding at November 1, 2003. The Company has also issued a guarantee of a sublease on one of its store locations under which the Company remains secondarily liable on the sublease should the sublessee default on its lease payments. The term of the sublease ends December 31, 2014. The Company has recorded $.5 million in accrued liabilities to recognize the estimated fair value of this guarantee. The aggregate rental payments remaining on the master lease agreement at November 1, 2003, were $6.1 million. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these above indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

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

Excess Facilities and Sublease Loss Charges – The Company remains liable under two operating leases covering its former corporate offices and a former store location. These facilities remain vacant at November 1, 2003. During fiscal 2002, the Company recorded sublease loss charges of $3.8 million to accrue for the difference between the Company’s remaining contractual lease obligations and the rate and timeframe within which the Company expected to be able to sublease these properties. In the third quarter of fiscal 2003, based on a review of real estate market conditions and on-going negotiations, the Company revised its sublease income and sublease commencement assumptions and increased its estimated sublease loss charges by $.1 million to a total of $3.9 million. To the extent management’s estimates relating to the Company’s ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges may be recorded in the future up to the net remaining obligation under the corresponding leases. As of November 1, 2003, the aggregate remaining obligations under these leases were approximately $5.4 million for the former corporate offices and approximately $6.9 million for the former store location. These amounts are included in the contractual obligations table above.

NOTE 8 – RESTRICTED STOCK

During the year ended January 30, 2000, the Company granted a restricted stock award of 112,500 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 112,500 share award vests 25% on each of September 17, 2001, 2002, 2003 and 2004, if, in each instance, certain cumulative annual earnings per share growth targets have been satisfied. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remain available for future vesting if the cumulative annual earnings per share growth targets are met as of a subsequent vesting date. During the third quarter of fiscal 2003, the Company determined that it is probable that the cumulative annual earnings per share growth target for this award will be achieved in fiscal 2003 and, accordingly, the Company recorded compensation expense of $2.1 million to recognize the cumulative value of the award to date. This expense accrual is included in deferred compensation liabilities on the balance sheet. The Company will be required to recognize additional compensation expense related to this award in future quarters based on additional vesting of the shares and the market price of the Company’s stock. For example, based on the closing market price of the Company’s stock at November 1, 2003 of $23.08, the Company would be required to record additional compensation expense of approximately $.1 million per quarter based on additional vesting of the shares until the shares are delivered to the Chief Executive Officer in September 2004. Additionally, based on any change in the market price of the Company’s stock in future quarters, the cumulative compensation expense recognized for this award will continue to be adjusted until the shares are delivered to the Chief Executive Officer in September 2004.

During the year ended February 4, 2001, the Company granted a restricted stock award of 168,750 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The 168,750 share award vests 25% on each of March 15, 2002, 2003, 2004 and 2005, if, in each instance, certain cumulative annual earnings per share growth targets have been satisfied. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remain available for future vesting if the cumulative annual earnings per share growth targets are met as of a subsequent vesting date. During the second quarter of fiscal 2003, the Company determined that it is probable that the cumulative annual earnings per share growth target for this award will be achieved in fiscal 2003 and, accordingly, the Company recorded compensation expense of $2.1 million to recognize the cumulative value of the award. Additionally, during the third quarter ended November 1, 2003, the Company recognized additional compensation expense of $.6 million related to this award based on additional vesting of the shares and changes in the market price of the Company’s stock. These expense accruals are included in deferred compensation liabilities on the balance sheet. The Company will continue to be required to recognize additional compensation expense related to this award in future quarters based on additional vesting of the shares and the market price of the Company’s stock. For example, based on the market price of the Company’s stock at November 1, 2003 of $23.08, the Company would be required to record additional compensation expense of approximately $.2 million per quarter based on additional vesting of the shares until the shares are delivered to the Chief Executive Officer in March 2005. Additionally, based on any change in the market price of the Company’s stock in future quarters, the cumulative compensation expense recognized for this award will continue to be adjusted until the shares are delivered to the Chief Executive Officer in March 2005.

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

Revenue Recognition - Sales are recognized upon purchase by customers at the Company’s retail store locations or upon shipment for orders received through the Company’s website. The Company has accrued $.8 million as of November 1, 2003 to estimate sales returns by customers based on historical sales return results. Actual return rates have historically been within management’s expectations and the reserves established. However, in the unlikely event that the actual rate of sales returns by customers increased significantly, the Company’s operational results could be adversely affected.

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

Goodwill and Other Intangible Assets - The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future.

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

Litigation - The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future which may have an adverse effect on the Company’s operating results (see Note 7 to the condensed consolidated financial statements).

Results of Operations

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with the table below:

	Third Quarter Ended		Nine Months Ended

	Nov 1,	Nov 2,	Nov 1,	Nov 2,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	64.2	65.4	65.8	67.5

Gross margin	35.8	34.6	34.2	32.5
Selling, general and administrative expenses	21.8	23.2	23.9	25.0

Operating income	14.0	11.4	10.3	7.5
Interest income/(expense), net	0.0	(0.1)	0.1	(0.1)

Income before income tax expense	14.0	11.3	10.4	7.4
Income tax expense	5.3	4.3	4.0	2.8

Net income	8.7%	7.0%	6.4%	4.6%

The following table sets forth the Company’s number of stores and total square footage as of the dates indicated:

	November 1,	November 2,
	2003	2002

PacSun stores	664	607
Outlet stores	78	71
d.e.m.o. stores	121	109

Total stores	863	787

Square footage (in 000’s)	2,937	2,626

The thirteen weeks ended November 1, 2003 (third quarter) as compared to the thirteen weeks ended November 2, 2002 (third quarter)

Net Sales

Net sales increased to $281.3 million for the third quarter of fiscal 2003 from $228.2 million for the third quarter of fiscal 2002, an increase of $53.1 million, or 23.3%. Of this $53.1 million increase, $29.7 million was attributable to a 13.8% increase in comparable store net sales in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002, $15.7 million was attributable to net sales generated by 75 new stores opened in fiscal 2003 and not yet included in the comparable store base, $3.8 million was attributable to net sales generated by 12 new stores opened in fiscal 2002 and not yet included in the comparable store base, and $4.9 million was attributable to other non-comparable store net sales. Offsetting these increases was a $1.0 million decrease attributable to the closing of three stores during fiscal 2003 and twelve stores during fiscal 2002. Other non-comparable store net sales consist primarily of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the 13.8% increase in comparable store net sales in the third quarter of fiscal 2003, PacSun and PacSun Outlet comparable store net sales increased 13.2% and d.e.m.o. comparable store net sales increased 19.9%. The increase in comparable store net sales within PacSun and PacSun Outlet was primarily attributable to increases in comparable store net sales of footwear, accessories, juniors and, to a lesser extent, young men’s merchandise. The increase in comparable store net sales within d.e.m.o. was attributable to increases in comparable store net sales of accessories, juniors and, to a lesser extent, young men’s merchandise. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company’s merchandise remained relatively unchanged in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 and had no significant impact on the net sales increase for the third quarter of fiscal 2003.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $100.6 million for the third quarter of fiscal 2003 from $78.9 million for the third quarter of fiscal 2002, an increase of $21.7 million, or 27.5%. As a percentage of net sales, gross margin was 35.8% for the third quarter of fiscal 2003 compared to 34.6% for the third quarter of fiscal 2002. Of this 1.2% increase, occupancy costs decreased 1.4% as a percentage of net sales compared to the third quarter of fiscal 2002, primarily due to the 13.8% comparable store net sales increase which leveraged these costs, and net merchandise margins increased .1% as a percentage of net sales due to a higher initial markup partially offset by a slightly higher markdown rate. Offsetting these increases was a .3% increase in buying costs as a percentage of net sales primarily due to consulting expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $61.4 million for the third quarter of fiscal 2003 from $53.0 million for the third quarter of fiscal 2002, an increase of $8.4 million, or 15.8%. These expenses decreased to 21.8% as a percentage of net sales in the third quarter of fiscal 2003 from 23.2% in the third quarter of fiscal 2002. Of this 1.4% net decrease as a percentage of net sales, 1.2% was due to a decrease in store payroll expenses as a percentage of net sales and 1.1% was due to a decrease in depreciation and other store selling expenses as a percentage of net sales, primarily due to the 13.8% comparable store net sales increase which leveraged these costs over higher total sales. These decreases were partially offset by a .8% increase in general and administrative expenses as a percentage of net sales, primarily due to recording $2.7 million in restricted stock expense in the third quarter of fiscal 2003 related to the Company’s determination that it is probable that the cumulative annual earnings per share growth targets for the year ending January 31, 2004 of two restricted stock awards made to the Chief Executive Officer will be met (see Note 8 to the condensed consolidated financial statements). In addition, store relocation/expansion and closing expenses were up .1% as a percentage of net sales.

Income Tax Expense

Income tax expense was $15.0 million for the third quarter of fiscal 2003 compared to $9.9 million for the third quarter of fiscal 2002. The effective income tax rate was 37.9% in the third quarter of fiscal 2003 compared to 38.4% in the third quarter of fiscal 2002. The lower effective income tax rate for fiscal 2003 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate of the Company will vary depending on a number of factors, such as differing income tax rates and net sales by state.

The thirty-nine weeks ended November 1, 2003 (nine months) as compared to the thirty-nine weeks ended November 2, 2002 (nine months)

Net Sales

Net sales increased to $714.0 million for the first nine months of fiscal 2003 from $580.8 million for the first nine months of fiscal 2002, an increase of $133.2 million, or 22.9%. Of this $133.2 million increase, $74.3 million was attributable to a 13.7% increase in comparable store net sales in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, $25.0 million was attributable to net sales generated by 75 new stores opened in fiscal 2003 and not yet included in the comparable store base, $24.9 million was attributable to net sales generated by new stores opened in fiscal 2002 not yet included in the comparable store base, and $12.7 million was attributable to other non-comparable store net sales. Offsetting these increases was a $3.7 million decrease attributable to the closing of three and twelve stores during fiscal 2003 and fiscal 2002, respectively. Other non-comparable store net sales consist primarily of sales from stores that have been expanded or relocated and not yet included in the comparable store base as well as merchandise sold over the internet. Of the 13.7% increase in comparable store net sales in the first nine months of fiscal 2003, PacSun and PacSun Outlet comparable store net sales increased 12.4% and d.e.m.o. comparable store net sales increased 25.5%. The increase in comparable store net sales within PacSun and PacSun Outlet was primarily attributable to increases in comparable store net sales of footwear, accessories, juniors and, to a lesser extent, young men’s merchandise. The increase in comparable store net sales within d.e.m.o. was attributable to increases in comparable store net sales of juniors, accessories and young men’s merchandise. Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening or expansion/relocation. Retail prices of the Company’s merchandise remained relatively unchanged in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 and had no significant impact on the net sales increase for the nine months of fiscal 2003.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $244.3 million for the first nine months of fiscal 2003 from $188.7 million for the first nine months of fiscal 2002, an increase of $55.6 million, or 29.5%. As a percentage of net sales, gross margin was 34.2% for the first nine months of fiscal 2003 compared to 32.5% for the first nine months of fiscal 2002. Of this 1.7% increase as a percentage of net sales, 1.5% was due to a decrease in occupancy costs as a percentage of net sales, primarily due to the 13.7% comparable store net sales increase which leveraged these costs over higher total sales, and .2% was due to an increase in net merchandise margins as a percentage of net sales due to a higher initial markup partially offset by a higher markdown rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $170.5 million for the first nine months of fiscal 2003 from $145.1 million for the first nine months of fiscal 2002, an increase of $25.4 million, or 17.5%. These expenses decreased to 23.9% as a percentage of net sales in the first nine months of fiscal 2003 from 25.0% in the first nine months of fiscal 2002. Of this 1.1% net decrease as a percentage of net sales, 1.0% was due to a decrease in store payroll expenses as a percentage of net sales and .8% was due to a decrease in depreciation and other store selling expenses, primarily due to the 13.7% comparable store net sales increase which leveraged these costs over higher total sales. In addition, .1% was due to a decrease in store relocation/expansion and closing expenses as a percentage of net sales. Offsetting these decreases was a .8% increase in general and administrative expenses, primarily due to recording $4.8 million in restricted stock expense in the first nine months of fiscal 2003 related to the Company’s determination that it is probable that the cumulative annual earnings per share growth targets for the year ending January 31, 2004 of two restricted stock awards made to the Chief Executive Officer will be met (see Note 8 to the condensed consolidated financial statements).

Income Tax Expense

Income tax expense was $28.3 million for the first nine months of fiscal 2003 compared to $16.5 million for the first nine months of fiscal 2002. The effective income tax rate was 38.1% in the first nine months of fiscal 2003 compared to 38.4% in the first nine months of fiscal 2002. The lower effective income tax rate for fiscal 2003 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate of the Company will vary depending on a number of factors, such as differing income tax rates and net sales by state.

Liquidity and Capital Resources

The Company has historically financed its operations from internally generated cash flow, short-term and long-term borrowings and equity financing. The Company’s primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores, and financing of inventories.

Net cash provided by operating activities for the first nine months of fiscal 2003 was $62.9 million compared to $22.3 million for the first nine months of fiscal 2002. This $40.6 million increase in cash provided was attributable to an increase in net income of $19.4 million, an increase in accrued income taxes and deferred income taxes of $12.5 million, an increase in accounts payable net of inventory increases of $7.8 million, primarily due to timing of payments, and an increase in accrued deferred compensation and other assets of $5.3 million. These increases were partially offset by a $3.1 million decrease in cash provided from accrued liabilities and other items netting to a decrease in cash provided of $1.3 million. Working capital at November 1, 2003, was $200.2 million compared to $109.3 million at February 1, 2003, an increase of $90.9 million. The increase in working capital at November 1, 2003, as compared to February 1, 2003, was attributable to an increase in cash of $47.1 million, an increase in inventories, net of accounts payable, of $36.6 million, an increase in short-term investments of $10.4 million, and other items netting to a decrease of $3.2 million. The increase in inventories was related to increases in inventories in comparable stores which generated a 13.7% increase in comparable store net sales during the first nine months of fiscal 2003 as well as opening 72 net new stores and expanding/relocating 20 stores with over 50% larger average square footage than their previous locations. The Company’s average store inventories vary throughout the year and increase in advance of the peak selling periods of spring break, back-to-school and Christmas.

Net cash used in investing activities was $41.1 million for the first nine months of fiscal 2003 compared to $30.1 million for property and equipment for the first nine months of fiscal 2002. Of the $11.0 million increase in cash used, $10.4 million was due to purchases of short-term investments and $.6 million was due to an increase in purchases of property and equipment in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002. Of the $30.7 million of net cash used for investment in property and equipment in the first nine months of fiscal 2003, $28.4 million was used for new and existing stores and $2.3 million was used for other capital expenditures, including computer hardware and software.

Net cash provided by financing activities for the first nine months of fiscal 2003 was $25.3 million compared to net cash used of $15.3 million for the first nine months of fiscal 2002. Of the $25.3 million of net cash provided by financing activities in the first nine months of fiscal 2003, $27.1 million was due to proceeds received from the exercise of stock options, offset by $1.8 million of payments under capital lease and long-term debt obligations. Of the $15.3 million of net cash used by financing activities in the first nine months of fiscal 2002, $25.9 million was due to the repayment of the Company’s $25.0 million construction loan, used to build the Company’s new corporate offices and distribution center in fiscal 2001, and principal payments under other capital lease and long-term debt obligations of $.9 million, offset by short-term borrowings under the Company’s line of credit of $9.0 million and proceeds received from the exercise of stock options of $1.6 million.

The Company has a credit facility with a bank, which expires on March 31, 2004. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) to be used for cash advances, commercial letters of credit and shipside bonds. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.25% at November 1, 2003) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. The Company did not borrow under the Credit Line at any time during the nine months ended November 1, 2003. The Company had $23.5 million outstanding in letters of credit at November 1, 2003. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At November 1, 2003, the Company was in compliance with all of the covenants.

The Company has minimum annual rental commitments under existing store leases, the lease for its former corporate offices and distribution center, capital leases for computer equipment, and other long-term debt obligations for multi-year computer maintenance contracts. The Company leases all of its retail store locations under operating leases. The Company leases equipment, from time to time, under capital leases. In addition, at any time, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. As of November 1, 2003, the Company’s future financial commitments under these arrangements are as follows:

Contractual Obligations	Payments Due by Period
(in millions)
	Total	Less than	1-3	3-5	More than
		1 year	years	years	5 years

Operating lease obligations	$587.0	$79.1	$158.0	$153.0	$196.9
Capital lease obligations	2.6	1.1	1.5	—	—
Long-term debt obligations	1.3	0.9	0.4	—	—
Letters of credit	23.5	23.5	—	—	—

Total	$614.4	$104.6	$159.9	$153.0	$196.9

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

During the remainder of fiscal 2003, the Company plans to open approximately 14 net new stores, of which approximately 13 will be PacSun stores and one will be a PacSun Outlet store. The Company also plans to expand or relocate approximately six additional existing smaller stores during the remainder of fiscal 2003. The Company estimates that capital expenditures during the remainder of fiscal 2003 will be approximately $11 million, of which approximately $10 million will be for opening, expanding or relocating stores and approximately $1 million will be used for other capital expenditures, including computer hardware and software. During the year ending January 29, 2005 (“fiscal 2004”), the Company plans to open approximately 100 net new stores, of which approximately 65 will be PacSun stores, approximately five will be PacSun Outlet stores and approximately 30 will be d.e.m.o. stores.

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

A significant decrease in the Company’s operating results could adversely affect the Company’s ability to maintain required financial ratios under the Company’s credit facility. Required financial ratios include total liabilities to tangible net worth ratio, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility. The most likely result would require the Company to renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms. As of November 1, 2003, the Company had no borrowings outstanding under its credit facility.

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

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

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

Fluctuations in Comparable Store Net Sales Results. The Company’s comparable store net sales results have fluctuated significantly in the past on a monthly, quarterly, and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect the Company’s comparable store net sales results, including changes in fashion trends, changes in the Company’s merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions, general economic conditions and other unforeseen events. The Company’s comparable store net sales results for any particular fiscal month, fiscal quarter or fiscal year in the future may decrease. As a result of these or other factors, the Company’s future comparable store net sales results are likely to have a significant effect on the market price of the Company’s common stock, results of operations, and financial condition.

Expansion and Management of Growth. The Company’s continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management’s ability to manage the Company’s planned expansion of PacSun and d.e.m.o. stores. During the remainder of fiscal 2003, the Company plans to open approximately 14 net new stores, of which approximately 13 will be PacSun stores and approximately one will be a PacSun Outlet store. During fiscal 2004, the Company plans to open approximately 100 net new stores, of which approximately 65 will be PacSun stores, approximately five will be PacSun Outlet stores and approximately 30 will be d.e.m.o. stores. The Company’s planned expansion is dependent upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company’s control may also affect the Company’s ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively. Any failure to effectively manage growth could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Dependence on Single Distribution Facility. The Company’s distribution functions for all of its stores and for internet sales are handled from a single distribution facility in Anaheim, California. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company’s new corporate office and distribution center will be adequate to support the Company’s future growth.

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

Reliance on Foreign Sources of Production. The Company purchases merchandise directly in foreign markets for its private label brands. In addition, the Company purchases merchandise from domestic vendors, some of which is manufactured overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces competition from other companies for production facilities and import quota capacity. The Company also faces a variety of other risks generally associated with doing business in foreign markets, importing merchandise from abroad, and purchasing merchandise from vendors who manufacture products abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region that the Company does business; (iii) imposition of duties, taxes, and other charges on imports; (iv) local business practices and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity; and (v) the failure of vendors to deliver ordered goods on schedule or at all. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in countries that the Company does business with. The inability of the Company to rely on its foreign sources of production due to any of the factors listed above could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

*************

The Company cautions that the risk factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Further, management cannot assess the impact of each such factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those estimates contained in any forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent the Company borrows under its credit facility, the Company is exposed to market risk related to changes in interest rates. At November 1, 2003, there were no borrowings outstanding under the Company’s credit facility and the Company did not borrow under the credit facility at any time during the nine months ended November 1, 2003. Based on the weighted average interest rate of 3.67% on the Company’s credit facility during fiscal 2002, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1.0 million outstanding on the Company’s credit facility, net income would be reduced by approximately $3.0 thousand per year. A discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies and Nature of Business in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended February 1, 2003. The Company is not a party with respect to derivative financial instruments.

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

PART II-OTHER INFORMATION

Item 1 — Legal Proceedings

During the first quarter ended May 3, 2003, the Company reached an agreement to settle all claims related to two lawsuits concerning overtime pay for a total of $4.0 million. The Company had accrued $3.9 million related to these matters at February 1, 2003. The suits are Auden v. Pacific Sunwear of California, Inc., which was filed September 17, 2001, and Adams v. Pacific Sunwear of California, Inc., which was filed August 2, 2002. The complaints allege that the Company improperly classified certain California-based employees as “exempt” from overtime pay. The court has granted preliminary approval of the settlement and a final approval is expected to be issued during the fourth quarter of fiscal 2003. The settlement did not have a material impact on results of operations for the third quarter or nine months ended November 1, 2003.

Item 2 — Changes in Securities and Use of Proceeds - Not Applicable

Item 3 — Defaults Upon Senior Securities - Not Applicable

Item 4 — Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5 — Other Information - Not Applicable

Item 6 — Exhibits and Reports on Form 8-K

Exhibit 31	Written statements of Greg H. Weaver and Carl W. Womack pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Greg H. Weaver and Carl W. Womack pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

On August 11, 2003, the Company filed an 8-K furnishing a press release announcing results of operations for the quarter ended August 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Sunwear of California, Inc.
(Registrant)

Date: December 4, 2003	/s/ GREG H. WEAVER

Greg H. Weaver
Chairman of the Board
and Chief Executive Officer

Date: December 4, 2003	/s/ CARL W. WOMACK

Carl W. Womack
Senior Vice President, Chief
Financial Officer and Secretary

Exhibit Index

Exhibit 31	Written statements of Greg H. Weaver and Carl W. Womack pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Greg H. Weaver and Carl W. Womack pursuant to section 906 of the Sarbanes-Oxley Act of 2002.