Form 10-K
period 2004-01-31
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2004-03-26
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission file number 0-21296

PACIFIC SUNWEAR OF CALIFORNIA, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3759463 (I.R.S. Employer Identification No.)

3450 E. Miraloma Avenue, Anaheim, California (Address of principal executive offices)	92806 (Zip Code)

Registrant’s telephone number, including area code: (714) 414-4000

Securities Registered Pursuant to Section 12(b) of the Act: NONE
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

The aggregate market value of Common Stock held by non-affiliates of the registrant as of August 2, 2003, the end of the most recently completed second quarter, was approximately $1.5 billion. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

On March 24, 2004, the registrant had 78,462,485 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

PART I

ITEM 1. BUSINESS

Pacific Sunwear of California, Inc. and its wholly owned subsidiaries (the “Company” or the “Registrant”) is a leading specialty retailer of everyday casual apparel, accessories and footwear designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores under the names “Pacific Sunwear” (also “PacSun”), “Pacific Sunwear (PacSun) Outlet,” and “d.e.m.o.” PacSun and PacSun Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teenagers and young adults. d.e.m.o. specializes in hip-hop inspired casual apparel and related accessories catering to teenagers and young adults. In addition, the Company operates a website through a subsidiary that sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2003 was the 52-week period ended January 31, 2004. Fiscal 2002 was the 52-week period ended February 1, 2003. Fiscal 2001 was the 52-week period ended February 2, 2002. Fiscal 2004 will be the 52-week period ending January 29, 2005.

The Company, a California corporation, was incorporated in August 1982. At the end of fiscal 2003, the Company operated 677 PacSun stores, 79 PacSun Outlet stores and 121 d.e.m.o. stores for a total of 877 stores in 50 states and Puerto Rico. As of March 26, 2004, the Company operated 682 PacSun stores, 79 PacSun Outlet stores and 127 d.e.m.o. stores for a total of 888 stores in 50 states and Puerto Rico.

The Company’s executive offices are located at 3450 East Miraloma Avenue, Anaheim, California, 92806; the telephone number is (714) 414-4000; and the Company’s internet address is www.pacsun.com. Through the Company’s website, the Company makes available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission (the “Commission”), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Store Formats

PacSun stores - The Company’s original and primary store format, located primarily in regional malls, offers a selection of board-sport inspired casual apparel, footwear and related accessories to satisfy the casual wardrobe needs of its customers. PacSun targets both male and female customers between the ages of 12 and 22. PacSun stores offer a broad wardrobe selection, with the goal of being viewed by its customers as the dominant retailer in its niche. PacSun stores average approximately 3,500 square feet in size. The Company currently seeks locations of approximately 3,500 to 4,000 square feet for its new PacSun stores. At the end of fiscal 2003, the Company operated 677 PacSun stores totaling approximately 2,380,000 square feet.

PacSun Outlet - These stores average approximately 4,100 square feet and are located in value-oriented outlet malls, both open-air and enclosed. This format carries a selection similar to the PacSun mall stores, with an emphasis on value pricing. The merchandise offerings at PacSun Outlets consist primarily of off-price branded merchandise, private brand merchandise and a smaller selection of full-priced branded merchandise. At the end of fiscal 2003, the Company operated 79 PacSun Outlet stores totaling approximately 323,000 square feet.

d.e.m.o. - d.e.m.o. stores, located in regional malls, average approximately 2,400 square feet and offer a broad assortment of hip-hop inspired casual apparel and related accessories. d.e.m.o. targets both male and female customers between the ages of 16 and 24. d.e.m.o. stores have no merchandise overlap with PacSun or PacSun Outlet stores, and many d.e.m.o. stores are located in the same malls as PacSun stores. The Company currently seeks locations of approximately 2,500 to 3,000 square feet for its new d.e.m.o. stores.

At the end of fiscal 2003, the Company operated 121 d.e.m.o. stores totaling approximately 294,000 square feet.

Strategy

The Company’s mission is to be the leading lifestyle retailer of casual fashion apparel, footwear and accessories for teens. The Company’s target customers are young men and women between the ages of 12 and 24. The Company believes its customers want to stay current with, or ahead of, fashion trends and continually seek newness in their everyday wear. The Company offers a complete wardrobe selection representing fashion trends considered timely by the Company’s target customers. The key elements of the Company’s strategy are as follows:

Offer Popular Name Brands Supplemented by Private Brands. In each of its store formats, the Company offers a carefully edited selection of popular name brands supplemented by private brands, with the goal of being seen by its teenage and young adult customers as the source for wardrobe choices appropriate to their lifestyle. The Company believes that its merchandising strategy differentiates its stores from competitors who may offer 100% private labels, greater than 80% name brands, or seek to serve a wider customer base and age range. See “Merchandising.”

Promote the PacSun Brand Image. The Company promotes the PacSun brand through national print advertising in major magazines that target teens and young adults. In the past, the Company has sponsored sporting events consistent with the PacSun brand image and lifestyle and has conducted PacSun television advertising campaigns. The Company’s current promotional efforts are focused exclusively on national print advertising, a trend that the Company expects to continue through fiscal 2004. The Company also maintains a private label credit card through a third party to promote the PacSun brand image and lifestyle.

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

Maintain Strong Vendor Relationships. The Company views its vendor relationships as important to its success and promotes frequent personal interaction with its vendors. The Company believes many of its vendors view PacSun, PacSun Outlet and d.e.m.o. stores as important distribution channels, in many cases as one of their largest customers, which enhance their own brand image in the eyes of the customer.

Provide Attentive Customer Service. The Company is committed to offering courteous, professional and non-intrusive customer service. The Company strives to give its young customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Responding to the expressed preferences of its customers, the Company trains its employees to greet each customer, to give prompt and courteous assistance when asked, and to thank customers after purchases are made, but to refrain from giving extensive unsolicited advice. PacSun and PacSun Outlet stores display large assortments of name brands and private brands, merchandised by category. d.e.m.o. merchandise is displayed by brand accompanied by vendor logo signage. Additionally, the stores provide a friendly and social atmosphere for teens with appropriate background music, while also providing a comfortable environment for parents and other adults. The Company believes the combination of its attentive customer service and its unique store environments is key to its success.

Store Growth Strategy. The Company intends to continue its store growth through the opening of new stores under its three formats in the next four years. The Company has previously announced its plans to operate 1,400 total stores by the end of 2007, of which approximately 900 will be PacSun stores, approximately 100 will be PacSun Outlet stores, and approximately 400 will be d.e.m.o. stores. In each of the last three fiscal years in the period ended January 31, 2004, the Company opened 86, 73, and 129 net new stores, respectively. See “Store Expansion” within the “Stores” section of this document for further details regarding plans for fiscal 2004.

Internet Strategy. The Company sells merchandise over the internet at www.pacsun.com. The website offers a selection of the same merchandise carried in PacSun stores. In addition, the website offers content including videos, contests, advice columns and lifestyle articles. The Company maintains a substantial database of e-mail names that it uses for marketing purposes. The Company also advertises its website as a shopping destination on major internet portals and search engines and markets its website in its PacSun stores using in-store signage, merchandise bags and receipts. The Company’s internet strategy benefits from the nationwide retail presence of its stores, the strong brand recognition of PacSun, a loyal and internet-savvy customer base, the participation of PacSun’s key brands and the ability to return merchandise to PacSun stores.

Merchandising

Merchandise. PacSun, PacSun Outlet and d.e.m.o. stores offer a broad selection of casual apparel, related accessories and footwear for young men (“guys”) and young women (“girls”), with the goal of being viewed by their customers as the dominant retailer for their lifestyle.

The following table sets forth the Company’s merchandise assortment as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	Jan. 31,	Feb. 1,	Feb. 2,
	2004	2003	2002
Guys apparel	38%	41%	46%
Girls apparel	31	31	28
Accessories	19	18	17
Footwear	12	10	9

Total	100%	100%	100%

The Company offers many name brands best known by its target customers. PacSun offers a wide selection of well-known board-sport inspired name brands, such as Quiksilver, Billabong, Hurley and O’Neill. d.e.m.o. offers well-known name brands sought by its target customers, such as Ecko, Phat Farm/Baby Phat, Enyce, Rocawear and Sean John. In addition, the Company continuously adds and supports up-and-coming new brands in both PacSun and d.e.m.o. No vendor accounted for more than 8% of total net sales during fiscal 2003.

The Company supplements its name brand offerings with private brands. The Company believes that offering high-quality private brands contributes to its status as a key fashion resource for the casual lifestyle and differentiates the Company from its competitors. In addition, private brands provide the Company an opportunity to broaden its customer base by providing merchandise of comparable quality to brand name merchandise at lower prices, to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of its merchandise. A product design group, in collaboration with the Company’s buying staff, designs the Company’s private brand merchandise internally. The Company has a sourcing group that oversees the manufacture and delivery of its private label merchandise, with manufacturing contracted both domestically and internationally. Private label merchandise sales accounted for 32% and 33% of the Company’s net sales in fiscal 2003 and fiscal 2002, respectively.

Vendor and Contract Manufacturer Relationships. The Company views its vendor relationships as important to its success and promotes frequent personal interaction with its vendors. The Company believes many of its vendors view PacSun, PacSun Outlet and d.e.m.o. stores as important distribution channels, in many cases as one of their largest customers, which enhance their own brand image in the eyes of the customer. The Company’s vendor base currently includes more than 100 vendors. The Company maintains strong and interactive relationships with its vendors, many of whose philosophies of controlled distribution and merchandise development are consistent with the Company’s strategy. The Company generally purchases merchandise from vendors who prefer distributing through specialty retailers, small boutiques and, in some cases, better department stores, rather than distributing their merchandise through mass-market channels.

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

The Company has cultivated its private brand sources with a view toward high-quality merchandise, production reliability and consistency of fit. The Company sources its private label merchandise both domestically and internationally in order to benefit from the lower costs associated with foreign manufacturing and the shorter lead times associated with domestic manufacturing.

The Company’s business is dependent upon its ability to offer current season, brand name apparel at competitive prices and in adequate quantities. Some of the Company’s vendors have limited resources, production capacities and operating histories and some have intentionally limited the distribution of their merchandise. The inability or unwillingness on the part of key vendors to expand their operations to keep pace with the anticipated growth of PacSun, PacSun Outlet and d.e.m.o. stores, or the loss of one or more key vendors or private brand sources for any reason, could have a material adverse effect on the Company’s business.

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

Stores

Locations. The Company has expanded from 11 stores in California at the end of fiscal 1986 to 877 stores in 50 states and Puerto Rico at the end of fiscal 2003. The table below sets forth the number of stores located in each state as of the end of fiscal 2003:

		PacSun
STATE	PacSun	Outlets	d.e.m.o	Total
Alabama	10	2		12
Alaska	3			3
Arizona	13	2	3	18
Arkansas	1			1
California	72	14	26	112
Colorado	12	3	1	16
Connecticut	10		1	11
Delaware	3	1		4
Florida	49	6	15	70
Georgia	19	1	6	26
Hawaii	6		1	7
Idaho	4			4
Illinois	21	1	5	27
Indiana	14	2	3	19
Iowa	8			8
Kansas	6			6
Kentucky	7		1	8
Louisiana	10		4	14
Maine	2	2	1	5
Maryland	14	2	4	20
Massachusetts	20	1	3	24
Michigan	24	3	4	31
Minnesota	14	1	2	17
Mississippi	2			2
Missouri	9	3		12
Montana	4			4
Nebraska	4			4
Nevada	5	2		7
New Hampshire	5	1		6
New Jersey	20	3	6	29
New Mexico	6			6
New York	29	6	5	40
North Carolina	17	2	3	22
North Dakota	4			4
Ohio	31	2	5	38
Oklahoma	4			4
Oregon	7	2		9
Pennsylvania	42	4	7	53
Rhode Island	2			2
South Carolina	9	2	3	14
South Dakota	2			2
Tennessee	9	2	1	12
Texas	44	3	6	53
Utah	10	1		11
Vermont	3	1		4
Virginia	18	2	2	22
Washington	19	1		20
West Virginia	7			7
Wisconsin	14			14
Wyoming	1			1
Puerto Rico	8	1	3	12

Total	677	79	121	877

Store Expansion. During fiscal 2003, the Company opened 86 net new stores, which included 65 PacSun stores, 7 PacSun Outlet stores and 14 d.e.m.o. stores. In addition, the Company expanded or relocated 27 existing stores during fiscal 2003. During fiscal 2004, the Company plans to open approximately 110 net new stores, of which approximately 65 will be PacSun stores, approximately five will be PacSun Outlet stores and approximately 40 will be d.e.m.o. stores. The Company also plans to expand or relocate approximately 35 existing smaller stores during fiscal 2004. As of the date of this filing, approximately 75% of the leases for the approximately 110 net new stores the Company expects to open in fiscal 2004 have been executed.

The Company’s site selection strategy is to locate its stores primarily in regional malls serving markets that meet its demographic criteria, including average household income and population density. The Company also considers mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. The Company currently seeks PacSun store locations of approximately 3,500 to 4,000 square feet and d.e.m.o. store locations of approximately 2,500 to 3,000 square feet primarily in high-traffic locations within regional malls. The Company currently seeks PacSun Outlet store locations of approximately 4,000 square feet primarily in high-traffic value-oriented outlet malls, both open-air and enclosed. For details concerning average costs to build and stock new and relocated stores in fiscal 2003, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

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

Store Operations. Each store has a manager, one or more co-managers or assistant managers, and approximately six to twelve part-time sales associates. District managers supervise approximately seven to twelve stores and approximately six to ten district managers report to a regional manager. Regional, district, store managers and store co-managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. Company stores are open during mall shopping hours. The Company has well-established store operating policies and procedures and an extensive in-store training program for new store managers and co-managers. The Company places great emphasis on its loss prevention program in order to control inventory shrinkage. This program includes the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention, and monitoring of returns, voids and employee sales. In each fiscal year since fiscal 1991, the Company has achieved an inventory shrinkage rate of 1.3% or less of net sales at retail, or .6% or less of net sales at cost.

Information Systems

The Company’s merchandise, financial and store computer systems are fully integrated and operate using primarily IBM equipment. The software, which is primarily provided by one of the largest vendors to the retail trade, is regularly upgraded or modified as needs arise or change. The Company’s information systems provide management, buyers and planners comprehensive data that helps them identify emerging trends and manage inventories. The systems include purchase order management, electronic data interchange, open order reporting, open-to-buy, receiving, distribution, merchandise allocation, basic stock replenishment, inter-store transfers, inventory and price management. Management uses weekly best/worst item sales reports to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories and are frequently revised to reflect changes in demand for a particular item or classification.

All of the Company’s stores have a point-of-sale system operating on IBM in-store computer hardware. The system features bar-coded ticket scanning, automatic price look-up, dial-out check and credit authorization and automatic nightly transmittal of data between the store and the Company’s corporate offices. Each of the regional and district managers uses a laptop computer and can instantly access appropriate or relevant Company-wide information, including actual and budgeted sales by store, district and region, transaction information and payroll data. The Company believes its management information systems are adequate to support its planned expansion at least through fiscal 2004.

Competition

The retail apparel, footwear and accessory business is highly competitive. PacSun stores, PacSun Outlets and d.e.m.o. stores compete on a national level with certain leading department stores and national chains that offer the same or similar brands and styles of merchandise. The Company’s stores also compete with a wide variety of regional and local specialty stores, such as Abercrombie and Fitch, American Eagle Outfitters, The Gap, Aeropostale and Hot Topic. Many of the Company’s competitors are larger and have significantly greater resources than the Company. The Company believes the principal competitive factors in its industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.

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

Employees

At the end of fiscal 2003, the Company had approximately 12,200 employees, of whom approximately 8,800 were part-time. Of the total employees, approximately 450 were employed at the Company’s corporate headquarters and distribution center. A significant number of seasonal employees are hired during peak selling periods. None of the Company’s employees is represented by a labor union, and the Company believes that its relationships with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and titles of persons serving as executive officers of the Company as of March 26, 2004:

Executive Officers	Age	Position
Greg H. Weaver	50	Chairman of the Board and Chief Executive Officer
Timothy M. Harmon	52	President and Chief Merchandising Officer
Carl W. Womack	52	Senior Vice President, Chief Financial Officer and Secretary

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

Timothy M. Harmon, who joined the Company in September 1991, has served as President and Chief Merchandising Officer since November 1997. Prior to November 1997, he served in various senior level executive merchandising positions since joining the Company. Prior to joining the Company, Mr. Harmon served in various merchandising positions at Wideworld/MTV Sportswear, a domestic apparel manufacturer, Chauvin International, an import apparel manufacturer, Anchor Blue, a teen apparel retailer, and Federated Department Stores.

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

ITEM 2. PROPERTIES

In January 2002, the Company completed construction of and relocated to its current corporate office and distribution center located in Anaheim, California. The Company’s facilities encompass approximately

550,000 square feet. The Company believes the current facilities are capable of servicing approximately 1,500 stores.

The Company continues to lease its former facilities under an operating lease covering approximately 176,000 square feet. The lease expires in February 2008. The Company is currently seeking a tenant to sublease the remaining square footage of its former facilities for the remainder of the lease term (see note 7 to the consolidated financial statements).

The Company leases substantially all of its stores under operating lease agreements with initial terms ranging from approximately eight to ten years (see note 7 to the consolidated financial statements). Substantially all leases for the Company’s stores provide for percentage rent, in excess of specified minimums, based upon net sales.

ITEM 3. LEGAL PROCEEDINGS

During fiscal 2003, the Company reached an agreement to settle all claims related to two lawsuits concerning overtime pay for a total of $4.0 million. The Company had accrued $3.9 million related to these matters at the end of fiscal 2002. The suits are Auden v. Pacific Sunwear of California, Inc., which was filed September 17, 2001, and Adams v. Pacific Sunwear of California, Inc., which was filed August 2, 2002. The complaints alleged that the Company improperly classified certain California-based employees as “exempt” from overtime pay. In February 2004, the Company made a $3.1 million payment on the aggregate settlement amount with the remaining amounts expected to be paid in the first half of fiscal 2004. The settlement did not have a material impact on results of operations for fiscal 2003.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the NASDAQ National Market under the symbol “PSUN”. The following table sets forth for the quarterly periods indicated the high and low bid prices per share of the common stock as reported by NASDAQ (as adjusted to reflect the Company’s 3-for-2 stock splits in December 2002 and August 2003):

Fiscal 2003	High	Low
1st Quarter	$15.67	$10.74
2nd Quarter	20.43	13.07
3rd Quarter	24.22	19.00
4th Quarter	24.56	19.49

Fiscal 2002	High	Low
1st Quarter	$11.91	$8.92
2nd Quarter	11.05	7.21
3rd Quarter	11.19	7.21
4th Quarter	13.41	10.15

As of March 26, 2004, the number of holders of record of common stock of the Company was approximately 140, and the number of beneficial holders of the common stock was in excess of 24,000.

The Company has never declared or paid any dividends on its common stock. The Company’s current credit facility prohibits the payment of cash dividends on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected balance sheet and income statement data as of January 31, 2004, and February 1, 2003, and for each of the three fiscal years in the period ended January 31, 2004, are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected consolidated operating data below should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated balance sheet data as of February 2, 2002, February 4, 2001 (“fiscal 2000”), and January 30, 2000 (“fiscal 1999”), and the consolidated income statement data for each of the two fiscal years in the period ended February 4, 2001, are derived from audited consolidated financial statements of the Company, which are not included herein.

	Fiscal Year Ended (1)
	Jan. 31,	Feb. 1,	Feb. 2,	Feb. 4,	Jan. 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share and selected operating data)
Consolidated Income Statement Data:
Net sales	$1,040,294	$846,393	$684,840	$589,438	$436,808
Cost of goods sold (including buying, distribution and occupancy costs)	676,977	562,710	464,660	391,816	284,187

Gross margin	363,317	283,683	220,180	197,622	152,621
Selling, general and administrative expenses	235,068	202,445	175,898	133,999	96,117

Operating income	128,249	81,238	44,282	63,623	56,504
Net interest income/(expense)	732	(594)	470	1,344	916

Income before income tax expense	128,981	80,644	44,752	64,967	57,420
Income tax expense	48,768	30,967	17,186	25,213	22,119

Net income	$80,213	$49,677	$27,566	$39,754	$35,301

Net income per share, diluted (2)	$1.02	$0.66	$0.37	$0.54	$0.49

Weighted average shares outstanding, diluted (2)	78,850	75,147	74,488	73,234	72,427

Selected Consolidated Operating Data:
Stores open at end of period	877	791	718	589	450
Stores opened during period	90	85	135	142	111
Stores closed during period	4	12	6	3	3
Capital expenditures (000’s)	$40,211	$40,423	$92,936	$61,869	$40,219
Average net sales per gross square foot (3) (4)	$363	$330	$321	$368	$398
Average net sales per store (000’s) (3) (4)	$1,229	$1,102	$1,031	$1,082	$1,084
Square footage of gross store space	2,996,635	2,647,343	2,319,149	1,764,123	1,254,373
Comparable store net sales increase/ (decrease) (4) (5)	13.1%	9.7%	(2.5)%	3.5%	7.8%
Consolidated Balance Sheet Data:
Working capital	$242,992	$109,305	$78,899	$79,799	$67,351
Total assets	575,261	399,743	355,440	277,453	209,342
Long-term debt	228	1,102	24,597	—	—
Shareholders’ equity	$428,762	$302,391	$247,955	$213,131	$161,826

(1)	Except for the fiscal year ended February 4, 2001, which included 53 weeks, all fiscal years presented included 52 weeks. Effective February 1, 2002, the Company changed its fiscal year end from the Sunday closest to the end of January to the Saturday closest to the end of January. As a result, the last day of fiscal 2001 was Saturday, February 2, 2002.

(2)	Adjusted to give effect to the three-for-two stock splits effected as of August 25, 2003, December 18, 2002, and June 8, 1999.

(3)	For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.

(4)	These amounts have been adjusted to exclude the fifty-third week in the fiscal year ended February 4, 2001.

(5)	Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening, relocation, expansion or conversion. In conjunction with the expansion or relocation of certain stores to a larger format with a square footage increase of 15% or more or with the conversion of certain PacSun stores to the d.e.m.o. format, the Company excludes each such store’s net sales results from the first day of the month of its expansion, relocation or conversion.

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

Executive Overview

Management of the Company considers the following items to be key performance indicators in evaluating Company performance:

Comparable (or “same store”) sales - Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. Management of the Company considers same store sales to be an important indicator of current Company performance. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses, and other costs that are somewhat fixed. Positive same store sales results generate greater operating leverage of expenses while negative same store sales results negatively impact operating leverage. Same store sales results also have a direct impact on the Company’s total net sales, cash, and working capital.

Net merchandise margins - Management analyzes the components of net merchandise margins, specifically initial markup and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s use of markdowns could have an adverse impact on the Company’s gross margin results and results of operations.

Operating margin - Management views operating margin as a key indicator of the Company’s success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and the Company’s ability to control operating expenses. Operating margin for fiscal 2003, 2002 and 2001, was 12.3%, 9.6% and 6.5%, respectively. The Company’s highest historical operating margin was 12.9% for fiscal 1999.

Store sales trends - Management evaluates store sales trends in assessing the operational performance of the Company’s store expansion strategies. Important store sales trends include average net sales per store, average net sales per square foot, and average trend sales for new stores. Average net sales per store (in thousands) for fiscal 2003, 2002 and 2001 were $1,229, $1,102 and $1,031, respectively. Average net sales per square foot were $363, $330 and $321, respectively.

Cash flow and liquidity (working capital) - Management evaluates cash flow from operations, liquidity and working capital to determine the Company’s short-term operational financing needs. Cash flows from operations were significantly higher in fiscal 2003 as compared to fiscal 2002, primarily due to higher net income driven by the 13.1% comparable store net sales increase in fiscal 2003. Management expects cash flows from operations will be sufficient to finance operations without borrowing under the Company’s credit facility.

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

Revenue Recognition - Sales are recognized upon purchase by customers at the Company’s retail store locations or upon shipment for orders placed through the Company’s website. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account the Company’s estimate of the portion of gift cards that will not be redeemed or recovered. The Company accrues for estimated sales returns by customers based on historical sales return results. Actual return rates have historically been within management’s expectations and the reserves established. However, in the event that the actual rate of sales returns by customers increased significantly, the Company’s operational results could be adversely affected. The Company accrued $.6 million at the end of fiscal 2003 for estimated sales returns by customers based on historical sales return results.

Inventory Valuation - Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. Management bases the decision to mark down merchandise primarily upon its current rate of sale and the age of the item, among other factors. To the extent that management estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and operating results.

Long-Lived Assets - In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset or asset group are less than its carrying amount. Impairments are recognized in operating earnings. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment, and the global economy, could significantly impact management’s decision to retain, dispose of, or idle certain of its long-lived assets.

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

Insurance Reserves - The Company is responsible for workers’ compensation insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims, both reported and incurred but not reported, based on historical claims experience and other estimated assumptions. Actual claims activity has historically been within management’s expectations and the reserves established. To the extent claims experience or management’s estimates change, additional charges may be recorded in the future up to the aggregate stop loss amount for each policy year.

Accrued Sublease Loss Charges - The Company remains liable under two operating leases covering its former corporate offices and a former store location. These facilities remain vacant as of the date of this filing. At the end of fiscal 2002, the Company had accrued $3.6 million to account for the difference between the Company’s remaining contractual lease obligations and the rate and timeframe within which the Company expected to be able to sublease these properties. During fiscal 2003, based on a review of real estate market conditions and on-going negotiations, the Company revised its sublease assumptions and increased its accrued sublease loss charges by $1.9 million to a total of $5.5 million. To the extent management’s estimates relating to the Company’s ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges or reversals of previous charges may be recorded in the future. At January 31, 2004, the aggregate remaining obligations under these leases were approximately $5.4 million for the former corporate offices and approximately $6.7 million for the former store location. These amounts are included in the contractual obligations table within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

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

Litigation - The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on the Company’s operating results (see note 7 to the consolidated financial statements).

Results of Operations

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the fiscal years indicated. The discussion that follows should be read in conjunction with the following table:

	As a Percentage of Net Sales,
	Fiscal Year Ended
	Jan. 31,	Feb. 1,	Feb. 2,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	65.1	66.5	67.8

Gross margin	34.9	33.5	32.2
Selling, general and administrative expenses	22.6	23.9	25.7

Operating income	12.3	9.6	6.5
Interest income/(expense), net	0.1	(0.1)	0.1

Income before income tax expense	12.4	9.5	6.6
Income tax expense	4.7	3.6	2.6

Net income	7.7%	5.9%	4.0%

Number of stores open at end of period	877	791	718

Fiscal 2003 Compared to Fiscal 2002

Net Sales

Net sales increased to $1.04 billion in fiscal 2003 from $846.4 million in fiscal 2002, an increase of $193.9 million, or 22.9%. The components of this $193.9 million increase in net sales are as follows:

Amount	Attributable to
$104.3 million	13.1% increase in comparable store net sales in fiscal 2003 compared to fiscal 2002
49.2 million	90 new stores opened in fiscal 2003 not yet included in the comparable store base
25.1 million	Net sales from stores opened in fiscal 2002 while not yet included in the comparable store base
20.0 million	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)
(4.7) million	4 closed stores in fiscal 2003 and 12 closed stores in fiscal 2002
$193.9 million	Total

Of the 13.1% increase in comparable store net sales in fiscal 2003, PacSun and PacSun Outlet comparable store net sales increased a combined 12.3% and d.e.m.o. comparable store net sales increased 21.0%. The increase in comparable store net sales within PacSun and PacSun Outlet was primarily attributable to increases in comparable store net sales of footwear, accessories, juniors and, to a lesser extent, young men’s merchandise. The increase in comparable store net sales within d.e.m.o. was primarily attributable to increases in comparable store net sales of juniors, accessories, footwear and, to a lesser extent, young men’s merchandise. Average retail prices of merchandise sold remained relatively unchanged in fiscal 2003 compared to fiscal 2002 and had no significant impact on the net sales increase for fiscal 2003.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $363.3 million in fiscal 2003 from $283.7 million in fiscal 2002, an increase of $79.6 million, or 28.1%. As a percentage of net sales, gross margin was 34.9% for fiscal 2003 compared to 33.5% for fiscal 2002. The components of this 1.4% increase in gross margin as a percentage of net sales are as follows:

%	Attributable to
1.4%	Decrease in occupancy costs, primarily due to leveraging these costs over higher total sales
.1%	Increase in net merchandise margins, primarily due to a higher initial markup rate partially offset by a higher markdown rate
.1%	Decrease in distribution costs
(.2)%	Increase in buying costs
1.4%	Total

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $235.1 million in fiscal 2003 from $202.4 million in fiscal 2002, an increase of $32.7 million, or 16.2%. As a percentage of net sales, these expenses decreased to 22.6% from 23.9%. The components of this 1.3% net decrease as a percentage of net sales are as follows:

%	Attributable to
1.1%	Decrease in store payroll, primarily due to leveraging these costs over higher total sales
.7%	Decrease in other store expenses due to leveraging these costs over higher total sales
.2%	Decrease in store closing, expansion and relocation expenses
(.7)%	Increase in general and administrative expenses, primarily due to $5.1 million restricted stock expense (see note 9 to the consolidated financial statements)
1.3%	Total

Net Interest Income/Expense

Net interest income was $.7 million in fiscal 2003 compared to net interest expense of $.6 million in fiscal 2002, an increase of $1.3 million in net interest income. This increase was primarily the result of higher average cash balances in fiscal 2003. Average cash balances were higher in fiscal 2003 primarily due to higher net income driven by the comparable store net sales increase in fiscal 2003 as well as the absence of the construction loan related to the Company’s new corporate offices and distribution center that was outstanding for a portion of fiscal 2002.

Income Tax Expense

Income tax expense was $48.8 million in fiscal 2003 compared to $31.0 million in fiscal 2002. The effective income tax rate was 37.8% in fiscal 2003 and 38.4% in fiscal 2002. The lower effective income tax rate for fiscal 2003 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate of the Company will vary depending on a number of factors, such as differing income tax rates and net sales by state.

Fiscal 2002 Compared to Fiscal 2001

Net Sales

Net sales increased to $846.4 million in fiscal 2002 from $684.8 million in fiscal 2001, an increase of $161.6 million, or 23.6%. The components of this $161.6 million increase in net sales are as follows:

Amount	Attributable to
$61.0 million	9.7% increase in comparable store net sales in fiscal 2002 compared to fiscal 2001
50.6 million	85 new stores opened in fiscal 2002 not yet included in the comparable store base
40.9 million	Net sales from stores opened in fiscal 2001 while not yet included in the comparable store base
13.7 million	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)
1.4 million	Additional shopping day in fiscal 2002 due to the one day change in fiscal year end from Sunday to Saturday at the end of fiscal 2001
(6.0) million	12 closed stores in fiscal 2002 and 6 closed stores in fiscal 2001
$161.6 million	Total

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

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $283.7 million in fiscal 2002 from $220.2 million in fiscal 2001, an increase of $63.5 million, or 28.8%. As a percentage of net sales, gross margin was 33.5% for fiscal 2002 compared to 32.2% for fiscal 2001. The components of this 1.3% increase in gross margin are as follows:

%	Attributable to
.4%	Decrease in occupancy costs, primarily due to leveraging these costs over higher total sales
.4%	Decrease in buying costs, primarily due to leveraging these costs over higher total sales
.3%	Decrease in distribution costs, primarily due to freight and labor efficiencies in the new distribution center as well as leveraging these costs over higher total sales
.2%	Increase in net merchandise margins, primarily due to a higher initial markup rate partially offset by a higher markdown rate
1.3%	Total

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $202.4 million in fiscal 2002 from $175.9 million in fiscal 2001, an increase of $26.5 million, or 15.1%. As a percentage of net sales, these expenses decreased to 23.9% from 25.7%. The components of this 1.8% net decrease as a percentage of net sales are as follows:

%	Attributable to
.8%	Decrease in advertising expenses, primarily due to the elimination of television advertising and a sports game sponsorship
.6%	Decrease in store closing, expansion and relocation expenses
.4%	Decrease in store payroll, primarily due to leveraging these costs over higher total sales
1.8%	Total

Selling, general and administrative expenses include provisions made by the Company for the wage and hour litigation (see Item 3, “Legal Proceedings,” and note 7 to the consolidated financial statements). These amounts are included in store payroll.

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

Liquidity and Capital Resources

The Company has financed its operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. The Company’s primary capital requirements have been for the construction of new stores, remodeling, expansion, or relocation of selected stores, financing of inventories and, in fiscal 2001, construction of the Company’s new corporate offices and distribution center. Management believes that the Company’s working capital, cash flows from operating activities and credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements for fiscal 2004.

Operating Cash Flows

Net cash provided by operating activities for fiscal 2003, fiscal 2002 and fiscal 2001 was $151.6 million, $76.6 million and $58.4 million, respectively. The $75.0 million increase in cash provided by operations in fiscal 2003 as compared to fiscal 2002 was attributable to the following:

Amount	Attributable to
$30.5 million	Increase in net income
24.9 million	Increase in accrued income taxes and deferred income taxes
15.9 million	Increase in accounts payable leverage compared to fiscal 2002 (1)
3.7 million	Other items netting to a cash flow increase
$75.0 million	Total

(1) Accounts payable as a percentage of inventories increased to 26.2% at January 31, 2004, as compared to 23.1% at February 1, 2003, primarily due to timing of payments.

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

Working Capital

Working capital at the end of fiscal 2003, fiscal 2002 and fiscal 2001 was $243.0 million, $109.3 million and $78.9 million, respectively. The $133.7 million increase in working capital at January 31, 2004 as compared to February 1, 2003 was attributable to the following:

Amount	Attributable to
$139.4 million	Increase in cash and short-term investments, primarily due to higher net income driven by the 13.1% comparable store net sales increase for fiscal 2003
14.1 million	Increase in inventories, net of accounts payable, primarily due to square footage growth of 13%, as well as inventory increases in comparable stores
.6 million	Other items netting to a working capital increase
(20.4) million	Increase in accrued liabilities, primarily due to increased accruals for restricted stock expenses, sales taxes, capital expenditures for stores not yet open, bonus expense and store closing expenses
$133.7 million	Total

Investing Cash Flows

Net cash used in investing activities in fiscal 2003, fiscal 2002 and fiscal 2001 was $73.2 million, $40.4 million and $92.9 million, respectively. The components of the $73.2 million of net cash used in investing activities in fiscal 2003 are as follows:

Amount	Attributable to
$33.0 million	Purchases of short-term investments classified as held-to-maturity
22.9 million	Capital expenditures for 90 new stores and 27 expansions/relocations in fiscal 2003
8.5 million	Construction costs of new, expanded and relocated stores to open in fiscal 2004
2.4 million	Maintenance capital expenditures on existing stores
6.4 million	Other capital expenditures, including computer hardware and software
$73.2 million	Total

In fiscal 2004, capital expenditures are expected to be approximately $56 million, of which approximately $48 million will be for opening new and relocated/expanded stores, and approximately $8 million will be used for other capital expenditures, including maintenance capital on existing stores and computer hardware and software.

On January 27, 2004, the Board of Directors of the Company adopted a resolution authorizing the Company to purchase up to 2.5 million shares of the Company’s common stock in open market transactions. As of January 31, 2004, no purchases had been made pursuant to the resolution. Subsequent to January 31, 2004, the Company repurchased shares as follows:

			# of Shares	Maximum # of Shares
			Purchased as Part	that May Yet be
	# of Shares		of Publicly	Purchased Under the
Period	Purchased	Average Price/Share	Announced Plan	Plan
February 23, 2004	75,000	$23.99	75,000	2,425,000

Financing Cash Flows

Net cash provided by financing activities in fiscal 2003 was $28.0 million as compared to cash used of $22.9 million in fiscal 2002 and cash provided of $28.7 million in fiscal 2001, respectively. Of the $28.0 million of net cash provided by financing activities in fiscal 2003, $30.4 million was due to proceeds received from the exercise of stock options, offset by principal payments under capital lease and long-term debt obligations of $2.4 million.

The Company has a credit facility with a bank, which expires April 1, 2007. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) through March 31, 2005 to be used for cash advances, commercial letters of credit and shipside bonds. The Credit Line increases to $50.0 million from April 1, 2005 through March 31, 2006, and $60.0 million from April 1, 2006 through expiration on April 1, 2007. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.0% at January 31, 2004) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. The Company did not borrow under the credit facility at any time during fiscal 2003. The Company had $13.1 million outstanding in letters of credit at January 31, 2004. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At January 31, 2004, the Company was in compliance with all of the covenants.

A significant decrease in the Company’s operating results could adversely affect the Company’s ability to maintain the required financial ratios under the Company’s credit facility. Required financial ratios include total liabilities to tangible net worth, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility, if any. The most likely result would require the Company to renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms. At January 31, 2004, the Company had no borrowings outstanding under its credit facility.

Contractual Obligations

The Company has minimum annual rental commitments under existing store leases, the lease for its former corporate offices and distribution center, capital leases for computer equipment, and other long-term debt obligations for multi-year computer maintenance contracts. The Company’s financial obligations under these arrangements are approximately $83.0 million in fiscal 2004 and similar amounts annually thereafter. The Company leases all of its retail store locations under operating leases. The Company leases equipment, from time to time, under capital leases. In addition, at any time, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. At January 31, 2004, the Company’s future financial commitments under these arrangements are as follows:

	Payments Due by Period
Contractual Obligations		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$615.8	$81.1	$164.3	$157.8	$212.6
Capital lease obligations	2.2	1.0	1.2	—	—
Long-term debt obligations	1.1	0.9	0.2	—	—
Letters of credit	13.1	13.1	—	—	—

Total	$632.2	$96.1	$165.7	$157.8	$212.6

The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. Most leases contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified sales levels are not achieved by a specified date. The Company closed four stores in fiscal 2003 and anticipates closing approximately five stores in fiscal 2004.

New Store Costs

The Company’s average cost to build a new store in fiscal 2003, including leasehold improvements, furniture and fixtures, and net of landlord allowances, was approximately $241,000 for PacSun stores, approximately $247,000 for PacSun Outlet stores, and approximately $248,000 for d.e.m.o. stores. The average cost of expanding or relocating a PacSun store was approximately $407,000 and the average cost of expanding or relocating a d.e.m.o. store was approximately $369,000 in fiscal 2003. The average total cost to build new stores and relocate or expand stores will vary in the future depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances. The Company’s average cost for initial inventory for new stores opened in fiscal 2003 was approximately $128,000 for PacSun stores, approximately $202,000 for PacSun Outlet stores, and approximately $167,000 for d.e.m.o. stores. The Company’s initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

New Accounting Pronouncements

Information regarding new accounting pronouncements is contained in note 1 to the consolidated financial statements for the year ended January 31, 2004, which note is incorporated herein by this reference.

Inflation

The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company’s business will not be affected by inflation in the future.

Seasonality and Quarterly Results

The Company’s business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company’s first quarter historically accounts for the smallest percentage of annual net sales. In each of fiscal 2003 and fiscal 2002, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 36% of the Company’s annual net sales and a higher percentage of the Company’s operating income. In fiscal 2003, excluding net sales generated by new and relocated/expanded stores, approximately 43% of the Company’s annual net sales occurred in the first half of the fiscal year and approximately 57% in the second half. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including forecasts of fiscal 2004 planned new store openings, are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

Merchandising/Fashion Sensitivity. The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company’s failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on the Company’s same store sales results, operating margins, financial condition and results of operations. Misjudgments or unanticipated fashion changes could also have a material adverse effect on the Company’s image with its customers. See Item 1, “Business - Merchandising.”

Private Label Merchandise. Sales from private label merchandise accounted for approximately 32% and 33% of net sales in fiscal 2003 and fiscal 2002, respectively. The Company may increase the percentage of net sales in private label merchandise in the future, although there can be no assurance that the Company will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because the Company’s private label merchandise generally carries higher merchandise margins than its other merchandise, the Company’s failure to anticipate, identify and react in a timely manner to fashion trends with its private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse effect on the Company’s same store sales results, operating margins, financial condition and results of operations. See Item 1, “Business - Merchandising.”

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

Expansion and Management of Growth. PacSun’s continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management’s ability to manage the Company’s planned expansion. The Company has previously announced plans to operate 1,400 stores by the end of 2007, of which approximately 900 will be PacSun stores, approximately 100 will be PacSun Outlet stores, and approximately 400 will be d.e.m.o. stores. As of March 26, 2004, the Company operated 888 stores, of which 682 were PacSun stores, 79 were PacSun Outlet stores, and 127 were d.e.m.o. stores. The Company’s planned expansion is dependent upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company’s control may also affect the Company’s ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion, that such expansion will be profitable, or that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Internet Sales. The Company’s internet operations are subject to numerous risks that could have a material adverse effect on the Company’s operational results, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from PacSun stores; (ii) rapid technological change; (iii) liability for online content; and (iv) risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, internet operations involve risks which are beyond the Company’s control that could have a material adverse effect on the Company’s operational results, including: (i) price competition involving the items the Company intends to sell; (ii) the entry of the Company’s vendors into the internet business, in direct competition with the Company; (iii) the level of merchandise returns experienced by the Company; (iv) governmental regulation; (v) online security breaches; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the internet, online commerce and the apparel industry.

Economic Impact of Terrorist Attacks or War/Threat of War. The majority of the Company’s stores are located in regional shopping malls. Any threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in regional shopping malls. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales. Additionally, war or the threat of war could significantly diminish consumer spending, resulting in decreased sales for the Company. Decreased sales would have a material adverse effect on the Company’s business, financial condition and results of operations.

Reliance on Foreign Sources of Production. The Company purchases merchandise directly in foreign markets for its private label brands. In addition, the Company purchases merchandise from domestic vendors, some of which is manufactured overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces competition from other companies for production facilities and import quota capacity. The Company also faces a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at United States ports, which could delay delivery of imports; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region that the Company does business; (iv) imposition of duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with applicable import regulations; and (vi) local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in countries that the Company does business with. The inability of the Company to rely on its foreign sources of production due to any of the factors listed above could have a material adverse effect on the Company’s business, financial condition and results of operations.

Credit Facility Financial Covenants. A significant decrease in the Company’s operating results could adversely affect the Company’s ability to maintain required financial ratios under the Company’s credit facility. Required financial ratios include a rolling four-quarter EBITDA requirement, total liabilities to tangible net worth ratio, and limitations on capital expenditures. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility, if any. The most likely result would require the Company to renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms.

Stock Options. A number of publicly traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the FASB and the Commission have indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, the Company includes such expenses on a pro forma basis in the notes to the Company’s quarterly and annual financial statements in accordance with accounting principles generally accepted in the United States of America but does not include compensation expense related to stock options in the Company’s reported financial statements. If accounting standards are changed to require the Company to expense stock options, the Company’s reported earnings will decrease and its stock price could decline.

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

Volatility of Stock Price. The market price of the Company’s common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, net sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. See Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent the Company borrows under its credit facility, the Company is exposed to market risk related to changes in interest rates. At January 31, 2004, there were no borrowings outstanding under the Company’s credit facility. Based on the weighted average interest rate of 3.67% on the Company’s credit facility during fiscal 2002, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the Company’s credit facility, net income would be reduced by approximately $3,000 per year. See “Summary of Significant Accounting Policies” and “Nature of Business.” The Company is not a party with respect to derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to Financial Statements.”

ITEM 9.	CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the “certifying officers”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

The certifying officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures were effective for the Company as of the end of the period covered by this report, taking into consideration the size and nature of the Company’s business and operations.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.

	2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	3.	Exhibits included or incorporated herein:
See Index to Exhibits.

(b)		Reports on Form 8-K:

On November 10, 2003, the Company filed an 8-K furnishing a press release announcing results of operations for the third quarter and 39 weeks ended November 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on March 23, 2004, on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date
/s/ GREG H. WEAVER Greg H. Weaver	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 23, 2004

/s/ CARL W. WOMACK Carl W. Womack	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2004

/s/ JULIUS JENSEN III Julius Jensen III	Director	March 23, 2004

/s/ PEARSON C. CUMMIN III Pearson C. Cummin III	Director	March 23, 2004

/s/ SALLY FRAME KASAKS Sally Frame Kasaks	Director	March 23, 2004

/s/ PETER STARRETT Peter Starrett	Director	March 23, 2004

/s/ THOMAS M. MURNANE Thomas M. Murnane	Director	March 23, 2004

PACIFIC SUNWEAR OF CALIFORNIA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2004, FEBRUARY 1, 2003, AND FEBRUARY 2, 2002:

CONSOLIDATED FINANCIAL STATEMENTS:

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and its subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Sunwear of California, Inc. and its subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets during the year ended February 1, 2003, as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective February 3, 2002.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 19, 2004

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	January 31,	February 1,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,840	$36,438
Short-term investments	33,035	—
Accounts receivable	5,194	2,916
Merchandise inventories	147,751	123,433
Prepaid expenses, includes $10,711 and $9,664 of prepaid rent, respectively	16,492	14,871
Deferred income taxes	8,224	4,975

Total current assets	353,536	182,633
PROPERTY AND EQUIPMENT:
Land	12,156	12,156
Buildings and building improvements	26,686	26,680
Leasehold improvements	119,210	111,431
Furniture, fixtures and equipment	173,222	148,377

Total property and equipment	331,274	298,644
Less accumulated depreciation and amortization	(127,630)	(97,131)

Net property and equipment	203,644	201,513
OTHER ASSETS:
Goodwill	6,492	6,492
Deferred compensation and other assets	11,589	9,105

Total other assets	18,081	15,597

Total assets	$575,261	$399,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,668	$28,456
Accrued liabilities	54,966	34,522
Current portion of capital lease obligations	1,008	1,521
Current portion of long-term debt	878	829
Income taxes payable	15,024	8,000

Total current liabilities	110,544	73,328
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	228	1,102
Long-term capital lease obligations, net of current portion	1,227	2,236
Deferred compensation	10,925	7,097
Deferred rent	12,046	10,574
Deferred income taxes	11,529	3,015

Total long-term liabilities	35,955	24,024
Commitments and contingencies (Note 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and Outstanding	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 78,351,302 and 74,233,146 shares issued and outstanding, respectively	784	742
Additional paid-in capital	138,877	92,761
Retained earnings	289,101	208,888

Total shareholders’ equity	428,762	302,391

Total liabilities and shareholders’ equity	$575,261	$399,743

See notes to consolidated financial statements

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
Net sales	$1,040,294	$846,393	$684,840
Cost of goods sold, including buying, distribution and occupancy costs	676,977	562,710	464,660

Gross margin	363,317	283,683	220,180
Selling, general and administrative expenses	235,068	202,445	175,898

Operating income	128,249	81,238	44,282
Interest income/(expense), net	732	(594)	470

Income before income tax expense	128,981	80,644	44,752
Income tax expense	48,768	30,967	17,186

Net income	$80,213	$49,677	$27,566

Comprehensive income	$80,213	$49,677	$27,566

Net income per share, basic	$1.05	$0.67	$0.37

Net income per share, diluted	$1.02	$0.66	$0.37

Weighted average shares outstanding, basic	76,595,758	73,931,520	73,532,687

Weighted average shares outstanding, diluted	78,849,651	75,146,991	74,488,048

See notes to consolidated financial statements

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common	Common	Additional
	Stock	Stock	Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
BALANCE, February 4, 2001	72,993,230	$730	$80,755	$131,645	$213,130
Exercise of stock options and shares sold under employee stock purchase plan and restricted stock grant	740,400	7	4,254	—	4,261
Restricted stock award, vesting of shares	—	—	290	—	290
Tax benefits related to exercise of stock options	—	—	2,708	—	2,708
Net income	—	—	—	27,566	27,566

BALANCE, February 2, 2002	73,733,630	737	88,007	159,211	247,955
Exercise of stock options and shares sold under employee stock purchase plan	500,704	5	3,439	—	3,444
Cancellation of fractional shares due to 3-for-2 stock split	(1,188)	—	(14)	—	(14)
Restricted stock award, vesting of shares	—	—	291	—	291
Tax benefits related to exercise of stock Options	—	—	1,038	—	1,038
Net income	—	—	—	49,677	49,677

BALANCE, February 1, 2003	74,233,146	742	92,761	208,888	302,391
Exercise of stock options and shares sold under employee stock purchase plan	4,119,753	42	30,339	—	30,381
Cancellation of fractional shares due to 3-for-2 stock split	(1,597)	—	(33)	—	(33)
Tax benefits related to exercise of stock options	—	—	15,810	—	15,810
Net income	—	—	—	80,213	80,213

BALANCE, January 31, 2004	78,351,302	$784	$138,877	$289,101	$428,762

See notes to consolidated financial statements

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 31,	February 1,	February 2,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,213	$49,677	$27,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,246	32,453	27,146
Loss on disposal of equipment	1,834	4,240	7,451
Tax benefits related to exercise of stock options	15,810	1,038	2,708
Change in operating assets and liabilities:
Accounts receivable	(2,278)	128	(290)
Merchandise inventories	(24,318)	(20,921)	(19,819)
Prepaid expenses	(1,621)	(1,949)	(1,669)
Deferred compensation and other assets	1,344	231	(127)
Accounts payable	10,212	(9,037)	5,861
Accrued liabilities	20,444	16,751	4,492
Income taxes payable and deferred income taxes	12,289	2,197	3,495
Deferred rent	1,472	1,815	1,548

Net cash provided by operating activities	151,647	76,623	58,362
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in property and equipment	(40,211)	(40,423)	(92,936)
Purchases of short-term investments	(33,035)	—	—

Net cash used in investing activities	(73,246)	(40,423)	(92,936)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	30,381	3,444	4,260
Cash paid in lieu of fractional shares due to 3-for-2 stock split	(33)	(14)	—
(Repayments)/borrowings under long-term debt obligations	(825)	(25,504)	24,998
Principal payments under capital lease obligations	(1,522)	(824)	(519)

Net cash provided by/(used in) financing activities	28,001	(22,898)	28,739

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	106,402	13,302	(5,835)
CASH AND CASH EQUIVALENTS, beginning of fiscal year	36,438	23,136	28,971

CASH AND CASH EQUIVALENTS, end of fiscal year	$142,840	$36,438	$23,136

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest, including $428 of capitalized interest paid in fiscal 2001	$226	$944	$515
Income taxes	$20,669	$27,732	$10,983

Supplemental disclosures of non-cash transactions: During the fiscal years ended February 1, 2003 and February 2, 2002, the Company recorded an increase to additional paid-in capital of $291 and $290, respectively, related to the issuance of stock to satisfy certain deferred compensation liabilities. During the year ended February 1, 2003, the Company purchased a three-year computer maintenance agreement under a long-term debt obligation for $2,413. During the years ended February 1, 2003 and February 2, 2002, the Company acquired property pursuant to capital lease obligations in the amount of $3,016 and $493, respectively. Additionally, during the year ended February 2, 2002, the Company financed the purchase of a vehicle for $24.

See notes to consolidated financial statements

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended January 31, 2004, February 1, 2003, and February 2, 2002
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESS

Nature of Business — Pacific Sunwear of California, Inc. and its subsidiaries (the “Company”) is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores, under the names “Pacific Sunwear” (as well as “PacSun”), “Pacific Sunwear Outlet” and “d.e.m.o.” Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teens and young adults. d.e.m.o. specializes in hip-hop inspired casual apparel and related accessories catering to teens and young adults. In addition, the Company operates a website through a subsidiary which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2003 was the 52-week period ended January 31, 2004. Fiscal 2002 was the 52-week period ended February 1, 2003. Fiscal 2001 was the 52-week period ended February 2, 2002. Fiscal 2004 will be the 52-week period ending January 29, 2005.

Principles of Consolidation —The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its subsidiaries, Pacific Sunwear Stores Corp. and ShopPacSun.com Corp. All intercompany transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments — Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined by SFAS 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At January 31, 2004, management believes that the carrying amounts of cash, short-term investments, receivables and payables approximate fair value because of the short maturity of these financial instruments.

Cash and Cash Equivalents — The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments – Short-term investments are classified as held-to-maturity and consist of marketable corporate and U.S. agency debt instruments with original maturities of three months to one year and are carried at amortized cost. Cost is determined by specific identification. At January 31, 2004, the market value of the Company’s portfolio is $32.7 million, consisting of U.S. agency debentures of $16.8 million and corporate debentures of $15.9 million.

Merchandise Inventories — Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. Management bases the decision to mark down merchandise primarily upon its current rate of sale and the age of the item, among other factors.

Property and Equipment — Leasehold improvements and furniture, fixtures and equipment are stated at cost. Amortization of leasehold improvements is computed on the straight-line method over the lesser of an asset’s estimated useful life or the life of the related store’s lease (generally 10 years). Depreciation on furniture, fixtures and equipment is computed on the straight-line method over five years.

Goodwill and Other Intangible Assets — On February 3, 2002, the Company adopted SFAS 142, “Goodwill and Intangible Assets,” which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested for impairment annually and also in the event of an impairment indicator. The Company completed the required transitional impairment test and the annual test and determined that no impairment existed. Any subsequent impairment losses will be reflected in operating income. With the adoption of SFAS 142, the Company discontinued amortization of goodwill.

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

Other Long-Lived Assets — On February 3, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superseded previous guidance on financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. Upon adoption of SFAS 144, the Company reviewed long-lived assets and determined that no impairment existed. Under SFAS 144, long-lived assets, including amortizing intangible assets, will be tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Insurance Reserves — The Company is responsible for workers’ compensation insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims, both reported and incurred but not reported, based on historical claims experience and other estimated assumptions.

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

Litigation — The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse affect on the Company’s operating results (see note 7).

Stock Split — On August 25, 2003, the Company effected a three-for-two stock split. Shareholders’ equity was restated to give retroactive recognition to the stock split in prior periods by reclassifying the par value ($247) of the additional shares arising from the split from additional paid-in capital to common stock. Additionally, all share and per share amounts were restated to give effect to the stock split in prior periods.

Revenue Recognition — Sales are recognized upon purchase by customers at the Company’s retail store locations or upon shipment for orders placed through the Company’s website. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account the Company’s estimate of the portion of gift cards that will not be redeemed or recovered. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for each of the three fiscal years in the period ended January 31, 2004 is as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Beginning balance	$460	$113	$113
Provisions	20,629	17,363	13,657
Usage	(20,508)	(17,016)	(13,657)

Ending balance	$581	$460	$113

Advertising Costs — Costs associated with the production of advertising, such as photography, design, creative talent, editing and other costs, are expensed the first time the advertising becomes publicly available. Costs associated with placing advertising that has been produced, such as television and magazine advertising, are expensed when the advertising becomes publicly available. Advertising costs were $10,430, $8,897 and $12,967 in fiscal 2003, 2002 and 2001, respectively.

Earnings per Share — The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings Per Share.” Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 2,253,893, 1,215,471 and 955,362, in fiscal 2003, 2002 and 2001, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 31,996, 2,033,399 and 2,377,778 shares of common stock in fiscal 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock during the respective period.

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS 148 for fiscal 2003, 2002 and 2001 below.

SFAS 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 5 years from option date; stock volatility, 37.1% in fiscal 2003, 55.2% in fiscal 2002 and 71.4% in fiscal 2001; risk-free interest rates, 3.2% in fiscal 2003, 3.0% in fiscal 2002 and 4.4% in fiscal 2001; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2003, 2002 and 2001 awards had been amortized to expense over the vesting period of the awards, pro forma net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Net Income
As reported	$80,213	$49,677	$27,566
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,785)	(5,589)	(5,153)

Pro forma	$74,428	$44,088	$22,413

Net Income Per Share, Basic
As reported	$1.05	$0.67	$0.37
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.08)	(0.07)	(0.07)

Pro forma	$0.97	$0.60	$0.30

Net Income Per Share, Diluted
As reported	$1.02	$0.66	$0.37
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.07)	(0.07)	(0.07)

Pro forma	$0.95	$0.59	$0.30

Comprehensive Income — The Company reports comprehensive income in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale. There was no difference between net income and comprehensive income for fiscal 2003, 2002 and 2001.

Segment Information – The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories and related products. Operating results of the Company’s retail concepts and sales channels have been aggregated due to the similarities of economic and operating characteristics among the retail concepts and sales channels as well as their reliance on shared operating functions, including the sourcing, merchandising and distribution functions.

Merchandise Risk — The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company’s business, operating results and financial condition.

New Accounting Pronouncements — In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 amended certain provisions of SFAS 13 and requires the fair value recognition of guarantee obligations under which the Company may become secondarily liable. The Company adopted SFAS 145 during fiscal 2002. The adoption of SFAS 145 resulted in the recognition of a $.5 million liability related to the Company’s guarantee of an assignee’s performance under a lease obligation (see note 7).

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had a material impact on the Company’s financial position or results of operations.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” and in December 2003, issued FIN 46(R) (revised December 2003) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46(R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN 46(R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN 46 and FIN 46(R) will not have a material impact on its financial position or results of operations because the Company has no variable interest entities.

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

The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. For fiscal 2003, 2002 and 2001, the Company made contributions of $256, $206 and $175, respectively, to the Executive Plan. The deferred compensation asset balance represents the investments held by the Company to cover the vested participant balances in the Executive Plan, which is represented by the deferred compensation liability of $10,925 and $7,097 in long-term liabilities as of January 31, 2004 and February 1, 2003, respectively. For a description of other employee compensation arrangements, see note 9. Deferred compensation and other assets consist of the following:

	January 31,	February 1,
	2004	2003
Deferred compensation	$10,919	$7,565
Long-term maintenance contracts	502	1,359
Other assets	168	181

	$11,589	$9,105

3.	GOODWILL

On February 3, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” which eliminated amortization of goodwill and other intangible assets with indefinite useful lives. SFAS 142 requires, among other items, disclosure of the after-tax impact to reported net income and earnings per share of the adoption of the statement for all periods presented. The following table recognizes the after-tax impact to the Company’s operating results of the adoption of SFAS 142 as if the non-amortization provisions of the standard had been in effect for all periods presented:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Reported net income	$80,213	$49,677	$27,566
Add back goodwill amortization (tax effected)	—	—	192

Adjusted net income	$80,213	$49,677	$27,758
Basic earnings per share:
Reported net income	1.05	0.67	0.37
Add back goodwill amortization (tax effected)	0.00	0.00	0.01

Adjusted net income	$1.05	$0.67	$0.38
Diluted earnings per share:
Reported net income	1.02	0.66	0.37
Add back goodwill amortization (tax effected)	0.00	0.00	0.00

Adjusted net income	$1.02	$0.66	$0.37

4.	CREDIT FACILITY

The Company has a credit facility with a bank, which expires April 1, 2007. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) through March 31, 2005 to be used for cash advances, commercial letters of credit and shipside bonds. The Credit Line increases to $50.0 million from April 1, 2005 through March 31, 2006, and $60.0 million from April 1, 2006 through expiration on April 1, 2007. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.0% at January 31, 2004) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. The Company did not borrow under the credit facility at any time during fiscal 2003. The Company had $13.1 million outstanding in letters of credit at January 31, 2004. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At January 31, 2004, the Company was in compliance with all of the covenants.

5.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	January 31,	February 1,
	2004	2003
Accrued compensation and benefits	$17,578	$14,420
Accrued capital expenditures	6,489	2,775
Accrued sales tax payable	6,189	2,290
Accrued sublease loss charges (Note 7)	5,543	3,550
Accrued restricted stock compensation (Note 9)	5,118	—
Accrued gift cards and store merchandise credits	4,618	5,967
Other	9,431	5,520

	$54,966	$34,522

6.	INCOME TAXES

The components of income tax expense are as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Current income taxes:
Federal	$38,134	$23,938	$18,040
State	5,369	3,396	2,659

	43,503	27,334	20,699
Deferred income taxes:
Federal	5,318	3,231	(3,066)
State	(53)	402	(447)

	5,265	3,633	(3,513)

	$48,768	$30,967	$17,186

A reconciliation of income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to income before income taxes is as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Provision for income taxes at statutory rate	$45,143	$28,225	$15,663
State income taxes, net of federal income tax benefit	3,455	2,469	1,438
Other	170	273	85

	$48,768	$30,967	$17,186

The major components of the Company’s overall net deferred tax liability of $3,305 at January 31, 2004 and net deferred tax asset of $1,960 at February 1, 2003, respectively, are as follows:

	January 31,	February 1,
	2004	2003
Current net deferred tax asset	$8,224	$4,975
Long-term net deferred tax liability	(11,529)	(3,015)

Overall net deferred tax (liability)/asset	$(3,305)	$1,960

Components:
Depreciation	$(20,691)	$(10,127)
State income taxes	549	468
Inventory cost capitalization	1,992	2,189
Reserve for store expansion/relocation and closing costs	2,866	1,745
Deferred rent	4,712	4,198
Deferred compensation	6,275	2,817
Other	992	670

	$(3,305)	$1,960

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases its retail stores, former corporate offices and distribution facilities, and certain equipment under operating lease agreements expiring at various dates through December 2016. Substantially all of the leases require the Company to pay maintenance, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes exceeding certain minimum sales levels.

Minimum future annual rental commitments under non-cancelable operating leases are as follows:

Fiscal year ending:
January 29, 2005	$81,091
January 28, 2006	82,291
February 3, 2007	81,970
February 2, 2008	81,978
February 1, 2009	75,867
Thereafter	212,627

$615,824

Rental expense, including common area maintenance, was $129,269, $117,847 and $91,480, of which $4,608, $2,151 and $1,062 was paid as percentage rent based on sales volume for fiscal 2003, 2002 and 2001, respectively.

Capital Leases — During each of fiscal 2002, 2001 and the fiscal year ended February 4, 2001 (“fiscal 2000”), the Company acquired computer equipment pursuant to capital lease obligations. The leases bear interest at average rates of 3.8%, 6.0% and 6.6%, respectively; require monthly principal and interest payments of $90, $22 and $51, respectively; and expire at various dates through March 2006. The net book value of capital lease assets was $3,318 and $4,356, respectively, at January 31, 2004, and February 1, 2003. Future commitments under capital lease obligations are as follows:

Fiscal year ending:
January 29, 2005	$1,077
January 28, 2006	1,076
February 3, 2007	179

Total payments, including interest	2,332
Less interest portion	(97)

Total principal payments remaining at January 31, 2004	$2,235

Current portion of capital lease obligations from balance sheet	$1,008
Long-term portion of capital lease obligations from balance sheet	1,227

Total capital lease obligations outstanding at January 31, 2004	$2,235

Letters of Credit — The Company was contingently liable for $13.1 million in open letters of credit with foreign suppliers at January 31, 2004.

Other Long-Term Debt Obligations — During fiscal 2002, the Company purchased a three-year computer maintenance agreement under a long-term debt obligation for $2,413. The debt obligation bears interest at 6.2% and requires quarterly principal and interest payments of $231 through March 2005. Future commitments under this long-term debt obligation are as follows:

Fiscal year ending:
January 29, 2005	$927
January 28, 2006	231

Total payments, including interest	1,158
Less interest portion	(52)

Total principal payments remaining at January 31, 2004	$1,106

Current portion of long-term debt from balance sheet	$878
Long-term portion of long-term debt from balance sheet	228

Total long-term debt outstanding at January 31, 2004	$1,106

Litigation — During fiscal 2003, the Company reached an agreement to settle all claims related to two lawsuits concerning overtime pay for a total of $4.0 million. The Company had accrued $4.0 million and $3.9 million related to these matters at the end of fiscal 2003 and fiscal 2002, respectively. The suits are Auden v. Pacific Sunwear of California, Inc., which was filed September 17, 2001, and Adams v. Pacific Sunwear of California, Inc., which was filed August 2, 2002. The complaints alleged that the Company improperly classified certain California-based employees as “exempt” from overtime pay. In February 2004, the Company made a payment of $3.1 million on the aggregate settlement amount with the remaining amounts expected to be paid in the first half of fiscal 2004. The settlement did not have a material impact on results of operations for fiscal 2003.

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company.

Indemnities, Commitments, and Guarantees — During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The Company has issued guarantees in the form of standby letters of credit as security for merchandise shipments from overseas. There were $13.1 million of these letters of credit outstanding at January 31, 2004. The Company has also issued a guarantee within a sublease on one of its store locations under which the Company remains secondarily liable on the sublease should the sublessee default on its lease payments. The term of the sublease ends December 31, 2014. The Company has recorded $.5 million in accrued liabilities to recognize the estimated fair value of this guarantee, assuming that another sublessee would be found within one year should the original sublessee default. The aggregate rental payments remaining on the master lease agreement at January 31, 2004, were $6.0 million. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

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

Sublease Loss Charges — The Company remains liable under two operating leases covering its former corporate offices and a former store location. These facilities remain vacant at January 31, 2004. At the end of fiscal 2002, the Company had accrued $3.6 million to account for the difference between the Company’s remaining contractual lease obligations and the rate and timeframe within which the Company expected to be able to sublease these properties. During fiscal 2003, based on a review of real estate market conditions and on-going negotiations, management of the Company revised its sublease assumptions and increased its accrued sublease loss charges by $1.9 million to a total of $5.5 million. To the extent management’s estimates relating to the Company’s ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges or reversals of previous charges may be recorded in the future. At January 31, 2004, the aggregate remaining obligations under these leases were approximately $5.4 million for the former corporate offices and approximately $6.7 million for the former store location. These amounts are included in the minimum future rental commitments table above within this note 7.

8.	COMMON STOCK

Stock Split — On August 25, 2003, the Company effected a three-for-two stock split. Shareholders’ equity was restated to give retroactive recognition to the stock split in prior periods by reclassifying the par value ($247) of the additional shares arising from the split from additional paid-in capital to common stock. Additionally, all share and per share amounts were restated to give effect to the stock split in prior periods.

Common Stock Purchase and Retirement — On January 27, 2004, the Board of Directors of the Company adopted a resolution authorizing the Company to purchase up to 2.5 million shares of the Company’s common stock in open market transactions. As of January 31, 2004, no purchases had been made pursuant to the resolution. Subsequent to January 31, 2004, the Company repurchased shares as follows:

			# of Shares Purchased	Maximum # of Shares that
	# of Shares	Average	as Part of Publicly	May Yet be Purchased
Period	Purchased	Price/Share	Announced Plan	Under the Plan
February 23, 2004	75,000	$23.99	75,000	2,425,000

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

At January 31, 2004, outstanding incentive and nonqualified options had exercise prices ranging from $.68 to $23.97 per share, with an average exercise price of $10.47 per share, and generally begin vesting one year after the grant date. On the initial vesting date, 25% of the options vest and, thereafter, options generally continue to vest at 2.08% each calendar month. The options generally expire ten years from the date of grant or 90 days after employment or services are terminated.

At January 31, 2004, incentive and nonqualified options to purchase 5,473,087 shares were outstanding and 4,066,804 shares were available for future grant under the Company’s stock option plans. During fiscal 2003, 2002 and 2001, the Company recognized tax benefits of $15,810, $1,038 and $2,708, respectively, resulting from the exercise of certain nonqualified stock options.

Stock option (incentive and nonqualified) activity for each of the three fiscal years ended January 31, 2004, was as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Beginning options outstanding	8,691,197	7,198,026	6,194,601
Options granted	1,101,351	2,289,238	2,458,125
Options canceled	(254,921)	(354,282)	(775,543)
Options exercised	(4,064,540)	(441,785)	(679,157)

Ending options outstanding	5,473,087	8,691,197	7,198,026

Ending options exercisable	2,272,058	4,576,850	3,488,505

Beginning weighted average exercise price	$8.56	$7.98	$7.79
Options granted	13.92	10.23	8.54
Options canceled	10.65	9.91	10.38
Options exercised	7.31	6.68	5.50
Ending weighted average exercise price	$10.47	$8.56	$7.98
Ending weighted average exercise price of exercisable options	$9.68	$7.59	$6.89
Weighted average fair value of options granted during the fiscal year	$5.27	$5.09	$5.24

Additional information regarding options outstanding as of January 31, 2004, is as follows:

	Options Outstanding			Options Exercisable
	Number			Number
	Outstanding	Weighted Average	Weighted	Exercisable	Weighted
Range of	as of Jan. 31,	Remaining	Average	as of Jan. 31,	Average
Exercise Prices	2004	Contractual Life	Exercise Price	2004	Exercise Price
$0.68 - $8.92	1,446,270	6.30	$7.13	677,332	$6.65
9.00 - 10.58	1,561,297	6.88	9.76	858,443	9.95
10.61 - 12.50	1,821,621	8.39	12.03	535,133	11.56
12.67 - 23.97	643,899	8.08	15.31	201,150	13.71

$0.68 - $23.97	5,473,087	7.37	$10.47	2,272,058	$9.68

During the year ended February 1, 1998, the Company granted a restricted stock award of 427,141 shares with a purchase price of $0.01 per share to its Chief Executive Officer (“CEO”). The award vested 25% on each of March 31, 1999, 2000, 2001 and 2002, as, in each instance, certain cumulative earnings per share growth targets had been satisfied. The Company recorded $40 and $240 of deferred compensation expense for this award during fiscal 2002 and 2001, respectively.

During the year ended January 30, 2000, the Company granted a restricted stock award of 112,500 shares with a purchase price of $0.01 per share to its CEO. The award is scheduled to vest 25% on each of September 17, 2001, 2002, 2003 and 2004, if, in each instance, certain cumulative annual earnings per share growth targets have been satisfied. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remain available for future vesting if the cumulative annual earnings per share growth targets are met as of a subsequent vesting date. During fiscal 2003, the Company recorded compensation expense of $2.3 million to recognize the cumulative vested value of the award as of January 31, 2004. This expense accrual is included in accrued liabilities (see Note 5) on the balance sheet. The Company will be required to adjust compensation expense related to this award in future quarters based on additional vesting of the shares and changes in the market price of the Company’s stock. For example, based on the closing market price of the Company’s stock at January 31, 2004 of $23.05, the Company would be required to record additional compensation expense of approximately $.1 million per quarter based on additional vesting of the shares until September 17, 2004. Additionally, based on any change in the market price of the Company’s stock in future quarters, the cumulative compensation expense recognized for this award will continue to be adjusted for any shares not yet delivered to the CEO. The CEO became immediately vested in and received 75% of the total share award, or 84,375 shares, in March 2004. The remaining 25%, or 28,125 shares, will vest and be received by the CEO in September 2004.

During the year ended February 4, 2001, the Company granted a restricted stock award of 168,750 shares with a purchase price of $0.01 per share to its Chief Executive Officer. The award is scheduled to vest 25% on each of March 15, 2002, 2003, 2004 and 2005, if, in each instance, certain cumulative annual earnings per share growth targets have been satisfied. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remain available for future vesting if the cumulative annual earnings per share growth targets are met as of a subsequent vesting date. During fiscal 2003, the Company recorded compensation expense of $2.8 million to recognize the cumulative vested value of the award as of January 31, 2004. This expense accrual is included in accrued liabilities (see Note 5) on the balance sheet. The Company will be required to adjust compensation expense related to this award in future quarters based on additional vesting of the shares and changes in the market price of the Company’s stock. For example, based on the market price of the Company’s stock at January 31, 2004 of $23.05, the Company would be required to record additional compensation expense of approximately $.2 million per quarter based on additional vesting of the shares until March 15, 2005. Additionally, based on any change in the market price of the Company’s stock in future quarters, the cumulative compensation expense recognized for this award will continue to be adjusted for any shares not yet delivered to the CEO. The CEO became immediately vested in and received 75% of the total share award, or 126,563 shares, in March 2004. The remaining 25%, or 42,187 shares, will vest and be received by the CEO in March 2005 upon confirmation by the Board of Directors that the fiscal 2004 cumulative earnings per share growth target has been met by the Company.

The Company accounts for its stock-based awards issued to employees using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, other than described above.

The Company maintains an Employee Stock Purchase Plan (the “ESPP”), which provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each six-

month purchasing period, whichever is lower. The ESPP covers substantially all employees, except officers, who have three months of service with the Company. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company does not recognize compensation expense related to the ESPP. In fiscal 2003 and 2002, 55,293 and 59,091 shares were issued at an average price of $12.46 and $8.36, respectively, under the ESPP.

The Company also maintains an Employee Savings Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering substantially all employees who have reached age 21 and have one year of service with the Company. The 401(k) Plan is funded by employee contributions and periodic Company discretionary contributions, which are subject to approval by the Company’s Board of Directors. For fiscal 2003, 2002 and 2001, the Company made contributions, net of forfeitures, of $516, $328 and $364, respectively, to the 401(k) Plan.

10.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended January 31, 2004:
Net sales	$198,331	$234,392	$281,253	$326,318
Gross margin	63,855	79,834	100,617	119,011
Operating income	12,893	21,654	39,259	54,442
Net income	7,979	13,380	24,509	34,346
Net income per share, basic	$0.11	$0.18	$0.32	$0.44
Net income per share, diluted	$0.10	$0.17	$0.31	$0.43
Wtd. avg. shares outstanding, basic (Note 1)	74,524,548	75,885,641	77,685,516	78,287,219
Wtd. avg. shares outstanding, diluted (Note 1)	76,472,511	78,104,037	79,876,426	80,226,072
Fiscal year ended February 1, 2003:
Net sales	$161,710	$190,854	$228,239	$265,590
Gross margin	49,166	60,605	78,915	94,997
Operating income	5,453	12,151	25,956	37,677
Net income	3,269	7,296	15,902	23,209
Net income per share, basic	$0.04	$0.10	$0.22	$0.31
Net income per share, diluted	$0.04	$0.10	$0.21	$0.31
Wtd. avg. shares outstanding, basic (Note 1)	73,795,705	73,886,061	73,955,606	74,088,657
Wtd. avg. shares outstanding, diluted (Note 1)	75,176,161	74,766,990	74,923,747	75,765,821

Earnings per basic and diluted share are computed independently for each of the quarters presented based on diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year. Additionally, the sum of the four quarterly amounts for any line item may not agree to the fiscal year total in the consolidated financial statements due to rounding.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Third Amended and Restated Articles of Incorporation of the Company (1)

3.2	Certificate of Amendment, dated December 17, 2002, of Third Amended and Restated Articles of Incorporation of the Company (9)

3.3	Certificate of Correction, dated February 28, 2003, of Third Amended and Restated Articles of Incorporation of the Company (9)

3.4	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company (4)

3.5	Second Amended and Restated Bylaws of the Company (1)

3.6	Amendment, dated March 25, 2003, to the Second Amended and Restated Bylaws of the Company (9)

4.1	Specimen stock certificate (1)

10.1	Form of Indemnity Agreement between the Company and each of its executive officers and directors (1) *

10.2	1986-87 Stock Option Plan dated as of December 11, 1986, as amended (the “Option Plan”) (1) *

10.3	Amended and Restated 1992 Stock Award Plan dated June 8, 1999 (the “Award Plan”) (8) *

10.4	Amended and Restated 1999 Stock Award Plan dated December 31, 2002 (9) *

10.5	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan and Trust Agreement (2) *

10.6	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated December 31, 2002 (9) *

10.7	Restricted Stock Award Agreement dated September 18, 1996, by and between the Company and Greg H. Weaver (8) *

10.8	Restricted Stock Award Agreement dated September 17, 1999, by and between the Company and Greg H. Weaver (7) *

10.9	Restricted Stock Award Agreement dated January 3, 2001, by and between the Company and Greg H. Weaver (8) *

10.10	Amended and Restated Employment Agreement dated February 5, 2001, between the Company and Greg H. Weaver (8) *

10.11	Severance Agreements, dated October 27, 1997, and November 6, 1996, by and between Pacific Sunwear of California, Inc. and Timothy M. Harmon and Carl W. Womack, respectively (3) *

10.12
Standard Industrial Lease - Net, dated September 30, 1997, between the Company and Bank of America National Trust and Savings Association, as amended, and Standard Industrial Lease - Net, dated January 12, 1998 between the Company and The Realty Associates Fund IV, L.P., a Delaware limited partnership, as amended for the Company’s former corporate headquarters and distribution center located in Anaheim, California (3)

10.13	Standard Sublease - dated December 22, 1998, between the Company and Bekins Moving and Storage Company, LLC (6)

10.14	Rights Agreement, dated as of December 16, 1998, between the Company and U.S. Stock Transfer Corporation (5)

Exhibit Number	Description of Exhibit
10.15	Master Continuing and Unconditional Guaranty to Bank of America N.A. from Pacific Sunwear Stores Corp. and ShopPacSun.com Corp.

10.16	Business Loan Agreement, dated January 30, 2004 between the Company and Bank of America, N.A.

21	Subsidiaries of the Registrant (9)

23.1	Consent of Deloitte & Touche LLP

31	Written statements of Greg H. Weaver and Carl W. Womack pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Written statement of Greg H. Weaver and Carl W. Womack pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Form S-1 Registration Statement (No. 33-57860) as filed with the Securities and Exchange Commission on February 4, 1993.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 1995.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 1998.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 24, 1998.

(5)	Incorporated by reference from the Company’s Form 8-A Registration Statement as filed with the Securities and Exchange Commission on December 24, 1998.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 1999.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 6, 2000.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2003.

*	Management contract or compensatory plan or arrangement.