Form 10-Q
period 2004-05-01
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2004-05-21
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

Yes ☒      No ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, at May 18, 2004, was 76,660,850.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-Q

For the Quarter Ended May 1, 2004

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

ASSETS

	May 1,	January 31,
	2004	2004
CURRENT ASSETS:
Cash and cash equivalents	$76,428	$142,840
Short-term investments	50,104	33,035
Accounts receivable	6,676	5,194
Merchandise inventories	157,912	147,751
Prepaid expenses, includes $10,840 and $10,711 of prepaid rent, respectively	16,861	16,492
Deferred income taxes	8,224	8,224

Total current assets	316,205	353,536
PROPERTY AND EQUIPMENT:
Land	12,156	12,156
Buildings and building improvements	26,686	26,686
Leasehold improvements	121,701	119,210
Furniture, fixtures and equipment	182,537	173,222

Total property and equipment	343,080	331,274
Less accumulated depreciation and amortization	(134,091)	(127,630)

Net property and equipment	208,989	203,644
OTHER ASSETS:
Goodwill	6,492	6,492
Deferred compensation and other assets	12,801	11,589

Total other assets	19,293	18,081

Total assets	$544,487	$575,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,829	$38,668
Accrued liabilities	51,187	54,966
Current portion of capital lease obligations	1,018	1,008
Current portion of long-term debt	892	878
Income taxes payable	5,326	15,024

Total current liabilities	101,252	110,544
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	—	228
Long-term capital lease obligations, net of current portion	968	1,227
Deferred compensation	12,041	10,925
Deferred rent	12,281	12,046
Deferred income taxes	11,529	11,529

Total long-term liabilities	36,819	35,955
Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 76,652,973 and 78,351,302 shares issued and outstanding, respectively	767	784
Additional paid-in capital	101,574	138,877
Retained earnings	304,075	289,101

Total shareholders’ equity	406,416	428,762

Total liabilities and shareholders’ equity	$544,487	$575,261

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share and per share amounts)

	For the First Quarter Ended
	May 1, 2004	May 3, 2003
Net sales	$245,131	$198,331
Cost of goods sold, including buying, distribution and occupancy costs	161,559	134,476

Gross margin	83,572	63,855
Selling, general and administrative expenses	59,951	50,962

Operating income	23,621	12,893
Interest income, net	457	61

Income before income tax expense	24,078	12,954
Income tax expense	9,104	4,975

Net income	$14,974	$7,979

Comprehensive income	$14,974	$7,979

Net income per share, basic	$0.19	$0.11

Net income per share, diluted	$0.19	$0.10

Weighted average shares outstanding, basic	78,157,771	74,524,548

Weighted average shares outstanding, diluted	80,146,144	76,472,511

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the First Quarter Ended
	May 1, 2004	May 3, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,974	$7,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,475	8,783
Loss on disposal of equipment	1,528	326
Tax benefits related to exercise of stock options	2,488	1,276
Change in operating assets and liabilities:
Accounts receivable	(1,482)	1,050
Merchandise inventories	(10,161)	(11,450)
Prepaid expenses	(369)	(614)
Deferred compensation and other assets	(96)	666
Accounts payable	4,161	(2,017)
Accrued liabilities	(2,129)	(2,589)
Income taxes payable and deferred income taxes	(9,698)	(4,262)
Deferred rent	235	358

Net cash provided by/(used in) operating activities	8,926	(494)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,348)	(8,717)
Increase in accrued capital expenditures	3,203	1,486
Purchases of short-term investments	(18,069)	—
Maturities of short-term investments	1,000	—

Net cash used in investing activities	(30,214)	(7,231)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(49,995)	—
Proceeds from exercise of stock options	5,334	5,425
Principal payments under capital lease obligations	(249)	(360)
Principal payments under long-term debt obligations	(214)	(202)

Net cash (used in)/provided by financing activities	(45,124)	4,863

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(66,412)	(2,862)
CASH AND CASH EQUIVALENTS, beginning of period	142,840	36,438

CASH AND CASH EQUIVALENTS, end of period	$76,428	$33,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$38	$78
Income taxes	$16,314	$7,961

Supplemental disclosures of non-cash transactions (in thousands): During the first quarter ended May 1, 2004, the Company recorded an increase to additional paid-in capital of $4,853 related to the issuance of restricted stock to satisfy certain deferred compensation liabilities (see Note 6).

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

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. “Fiscal 2004” is the 52-week period ending January 29, 2005. “Fiscal 2003” was the 52-week period ended January 31, 2004. The first quarter of fiscal 2004 was the 13-week period ended May 1, 2004. The first quarter of fiscal 2003 was the 13-week period ended May 3, 2003.

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the first quarter ended May 1, 2004 are not necessarily indicative of the results that may be expected for fiscal 2004. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2004.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Information regarding the Company’s significant accounting policies is contained in Note 1, “Summary of Significant Accounting Policies and Nature of Business,” to the consolidated financial statements in the Company’s Form 10-K for the fiscal year ended January 31, 2004. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that report.

Short-term Investments – Short-term investments are classified as held-to-maturity and consist of marketable corporate and U.S. agency debt instruments with original maturities of three months to one year and are carried at amortized cost, less other than temporary impairments in value. Cost is determined by specific identification. At May 1, 2004, the market value of the Company’s portfolio was $49.6 million, consisting of corporate debentures of $23.4 million, U.S. agency debentures of $17.8 million, corporate commercial paper of $4.4 million and U.S. Treasury notes of $4.0 million.

Stock Split — In August 2003, the Company effected a three-for-two stock split. All share and per share amounts have been restated to give effect to the stock split in prior periods.

Stock-Based Compensation – The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25) and, accordingly, does not currently include compensation expense related to stock options in reported net income. The Company follows the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS 148 for the quarterly period ended May 1, 2004 below.

SFAS 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life, 5 years; stock volatility, 37.8% for the first quarter of fiscal 2004 and 53.7% for the first quarter of fiscal 2003; risk-free interest rates, 3.6% for fiscal 2004 and 2.9% for fiscal 2003; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2004 and fiscal 2003 awards had been amortized to expense over the vesting period of the awards, net income and earnings per share for the first quarter ended May 1, 2004 and May 3, 2003 would have been reduced to the pro forma amounts indicated below:

	For the First Quarter Ended
	May 1, 2004	May 3, 2003
Net Income
As reported	$14,974	$7,979
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,558)	(1,499)

Pro forma	$13,416	$6,480

Net Income Per Share, Basic
As reported	$0.19	$0.11
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.02)	(0.02)

Pro forma	$0.17	$0.09

Net Income Per Share, Diluted
As reported	$0.19	$0.10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.02)	(0.01)

Pro forma	$0.17	$0.09

New Accounting Pronouncements – In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” and in December 2003, issued FIN 46(R) (revised December 2003) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46(R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN 46(R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN 46 and FIN 46(R) will not have a material impact on its financial position or results of operations because the Company has no interest in variable interest entities.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 – DEFERRED COMPENSATION AND OTHER ASSETS

The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. The deferred compensation asset balance represents the investments held by the Company to cover the vested participant balances in the Executive Plan, which is represented by the deferred compensation liability of $12,041 and $10,925 in long-term liabilities as of May 1, 2004 and January 31, 2004, respectively.

	May 1,	January 31,
	2004	2004
Deferred compensation	$12,201	$10,919
Long-term computer maintenance contracts	420	502
Other assets	180	168

	$12,801	$11,589

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	May 1,	January 31,
	2004	2004
Accrued compensation and benefits	$11,349	$17,578
Accrued capital expenditures	9,692	6,489
Accrued stock repurchase trades pending settlement	7,121	—
Accrued sublease loss charges (Note 8)	5,159	5,543
Accrued sales tax payable	4,047	6,189
Accrued gift cards and store merchandise credits	2,389	4,618
Accrued restricted stock compensation (Note 6)	670	5,118
Other	10,760	9,431

	$51,187	$54,966

NOTE 5 – COMMON STOCK REPURCHASE AND RETIREMENT

On January 28, 2004, the Company announced that the Board of Directors had authorized the Company to purchase up to $50 million or 2.5 million shares of the Company’s common stock in open market transactions. There was no expiration date specified for this plan, but as of May 1, 2004, the Company had completed its repurchase and retirement of shares pursuant to this plan as follows:

			# of Shares	Maximum Value of
			Purchased as Part	Shares that May Yet
	# of Shares	Average	of Publicly	be Purchased Under
Period	Purchased	Price/Share	Announced Plan	the Plan
February 2004	75,000	$23.99	75,000	$48,200,750
April 2004	2,148,700	$22.43	2,148,700	$—

Total	2,223,700	$22.48	2,223,700

On May 10, 2004, the Company announced that the Board of Directors had authorized the Company to purchase up to an additional $25 million of the Company’s common stock in open market transactions. There was no expiration date specified for this plan. As of the date of this filing, the Company had not made any repurchases of shares pursuant to this plan.

NOTE 6 – RESTRICTED STOCK

During the year ended January 30, 2000, the Company granted a restricted stock award of 112,500 shares with a purchase price of $0.01 per share to its Chief Executive Officer (“CEO”). The award is scheduled to vest 25% on each of September 17, 2001, 2002, 2003 and 2004, if, in each instance, certain cumulative annual earnings per share growth targets have been satisfied. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remain available for future vesting if the cumulative annual earnings per share growth targets are met as of a subsequent vesting date. During the first quarter of fiscal 2004, the Company’s Board of Directors verified that the final cumulative annual earnings per share growth target for this award had been met. Accordingly, the CEO became immediately vested in and received 75% of the total share award, or 84,375 shares. The remaining 25%, or 28,125 shares, will become fully vested and be delivered to the CEO on September 17, 2004. As a result of the delivery of 84,375 shares to the CEO during the first quarter of fiscal 2004, the Company reclassified previously recognized compensation expense of $1.9 million from accrued liabilities to additional paid-in capital. At May 1, 2004, the Company had accrued $.5 million to recognize the cumulative vested fair value of the remaining 28,125 shares to be delivered on September 17, 2004. This amount is included in accrued liabilities (see Note 4) on the balance sheet. The Company will be required to account for these final 28,125 shares under variable accounting rules, which will require adjustments to compensation expense until the delivery date based on additional vesting of the shares and changes in the market price of the Company’s stock. For example, based on the closing market price of the Company’s stock at May 1, 2004 of $21.60, the Company would be required to record additional compensation expense of approximately $.1 million per quarter based on additional vesting of the shares until September 17, 2004. Additionally, based on any change in the market price of the Company’s stock until the delivery date, the cumulative compensation expense recognized for this portion of this award will continue to be adjusted.

During the year ended February 4, 2001, the Company granted a restricted stock award of 168,750 shares with a purchase price of $0.01 per share to its CEO. The award is scheduled to vest 25% on each of March 15, 2002, 2003, 2004 and 2005, if, in each instance, certain cumulative annual earnings per share growth targets have been satisfied. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remain available for future vesting if the cumulative annual earnings per share growth targets are met as of a subsequent vesting date. During the first quarter of fiscal 2004, the Company’s Board of Directors verified that the third cumulative annual earnings per share growth target for this award had been met. Accordingly, the CEO became immediately vested in and received 75% of the total share award, or 126,563 shares. The remaining 25%, or 42,187 shares, will vest and be received by the CEO in March 2005 upon confirmation by the Board of Directors that the fiscal 2004 cumulative annual earnings per share growth target has been met by the Company. As a result of the delivery of 126,563 shares to the CEO during the first quarter of fiscal 2004, the Company reclassified previously recognized compensation expense of $2.9 million from accrued liabilities to additional paid-in capital. At May 1, 2004, the Company had accrued $.2 million to recognize the cumulative vested fair value of the remaining 42,187 shares. This amount is included in accrued liabilities (see Note 4) on the balance sheet. The Company will be required to account for these final 42,187 shares under variable accounting rules, which will require adjustments to compensation expense until the delivery date based on additional vesting of the shares and changes in the market price of the Company’s stock. For example, based on the market price of the Company’s stock at May 1, 2004 of $21.60, the Company would be required to record additional compensation expense of approximately $.2 million per quarter based on additional vesting of the shares until March 15, 2005. Additionally, based on any change in the market price of the Company’s stock until the delivery date, the cumulative compensation expense recognized for this portion of this award will continue to be adjusted.

NOTE 7 – NET INCOME PER SHARE, BASIC AND DILUTED

The following table summarizes the computation of EPS (all amounts in thousands except share and per share amounts):

First Quarter Ended:	May 1, 2004			May 3, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:	$14,974	78,157,771	$0.19	$7,979	74,524,548	$0.11
Diluted EPS:
Effect of dilutive stock options	—	1,988,373	(0.00)	—	1,947,963	(0.01)

	$14,974	80,146,144	$0.19	$7,979	76,472,511	$0.10

Options to purchase 735,152 and 291,366 shares of common stock in the first quarter of fiscal 2004 and fiscal 2003, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation – During fiscal 2003, the Company reached an agreement to settle all claims related to two lawsuits concerning overtime pay for a total of $4.0 million. The suits were Auden v. Pacific Sunwear of California, Inc., which was filed September 17, 2001, and Adams v. Pacific Sunwear of California, Inc., which was filed August 2, 2002. The complaints alleged that the Company improperly classified certain California-based employees as “exempt” from overtime pay. In the first quarter of fiscal 2004, the Company paid substantially all amounts due pursuant to the terms of the settlement agreement. The settlement did not have a material impact on the Company’s results of operations for fiscal 2004 or fiscal 2003.

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company.

Indemnities, Commitments, and Guarantees — During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The Company has issued guarantees in the form of standby letters of credit as security for merchandise shipments from overseas. There were $21.8 million of these letters of credit outstanding at May 1, 2004. The Company has also issued a guarantee within a sublease on one of its store locations under which the Company remains secondarily liable on the sublease should the sublessee default on its lease payments. The term of the sublease ends December 31, 2014. The Company has recorded $.4 million in accrued liabilities to recognize the estimated fair value of this guarantee, assuming that another sublessee would be found within one year should the original sublessee default. The aggregate rental payments remaining on the master lease agreement at May 1, 2004, were $5.8 million. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

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

Sublease Loss Charges — The Company remains liable under two operating leases covering its former corporate offices and a former store location. These facilities remain vacant at May 1, 2004. At May 1, 2004, the Company had $5.2 million recorded in accrued liabilities as compared to $5.5 at January 31, 2004, to account for the difference between the Company’s remaining contractual lease obligations and the rate and timeframe within which the Company expected to be able to sublease these properties. As of May 1, 2004, the Company had executed a sublease for the remaining term of the Company’s lease covering 3,200 of the total 5,200 square feet of the former store location that contained more favorable terms than the Company’s estimated assumptions at the end of fiscal 2003. The Company continues to update its sublease assumptions on a quarterly basis based on its review of current real estate market conditions and any on-going negotiations. To the extent management’s estimates relating to the Company’s ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges or reversals of previous charges may be recorded in the future. At May 1, 2004, the aggregate remaining obligations under these leases were approximately $5.1 million for the former corporate offices and approximately $6.6 million for the former store location. These amounts are included in the contractual obligations table within Management's Discussion and Analysis of Financial Condition and Results of Consolidated Operations. See “Contractual Obligations” within “Liquidity and Capital Resources.”

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-Q. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factors” in this section.

Executive Overview

Management of the Company considers the following items to be key performance indicators in evaluating Company performance:

Comparable (or “same store”) sales – Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. Management of the Company considers same store sales to be an important indicator of current Company performance. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses, and other costs that are somewhat fixed. Positive same store sales results generate greater operating leverage of expenses while negative same store sales results negatively impact operating leverage. Same store sales results also have a direct impact on the Company’s total net sales, cash, and working capital.

Net merchandise margins – Management analyzes the components of net merchandise margins, specifically initial markups and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s use of markdowns could have an adverse impact on the Company’s gross margin results and results of operations.

Operating margin – Management views operating margin as a key indicator of the Company’s success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and the Company’s ability to control operating expenses. Operating margin for the first quarter of fiscal 2004 was 9.6% as compared to 6.5% for the first quarter of fiscal 2003. Full fiscal year operating margins for fiscal 2003, 2002 and 2001, were 12.3%, 9.6% and 6.5%, respectively. The Company’s first quarter historically accounts for the smallest percentage of annual net sales and operating margin. The Company’s highest historical operating margin was 12.9% for fiscal 1999.

Store sales trends – Management evaluates store sales trends in assessing the operational performance of the Company’s store expansion strategies. Important store sales trends include average net sales per store, average net sales per square foot, and average trend sales for new stores. Average net sales per store (in thousands) for fiscal 2003, 2002 and 2001 were $1,229, $1,102 and $1,031, respectively. Average net sales per square foot for the same years were $363, $330 and $321, respectively.

Cash flow and liquidity (working capital) – Management evaluates cash flow from operations, liquidity and working capital to determine the Company’s short-term operational financing needs. Cash flows from operations were significantly higher in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, primarily due to higher net income driven by the 12.7% comparable store net sales increase in the first quarter of fiscal 2004. Management expects cash flows from operations will be sufficient to finance operations without borrowing under the Company’s credit facility during fiscal 2004.

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

Insurance Reserves – The Company is responsible for workers’ compensation insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims, both reported and incurred but not reported, based on historical claims experience and other estimated assumptions. Actual claims activity has historically been within management’s expectations and the reserves established. To the extent claims experience or management’s estimates change, additional charges may be recorded in the future up to the aggregate stop loss amount for each policy year.

Accrued Sublease Loss Charges - The Company remains liable under two operating leases covering its former corporate offices and a former store location. These facilities remain vacant at May 1, 2004. At May 1, 2004, the Company had $5.2 million recorded in accrued liabilities as compared to $5.5 million at January 31, 2004, to account for the difference between the Company’s remaining contractual lease obligations and the rate and timeframe within which the Company expected to be able to sublease these properties. As of May 1, 2004, the Company had executed a sublease for the remaining term of the Company’s lease covering 3,200 of the total 5,200 square feet of the former store location that contained more favorable terms than the Company’s estimated assumptions at the end of fiscal 2003. The Company continues to update its sublease assumptions on a quarterly basis based on its review of current real estate market conditions and any on-going negotiations. To the extent management’s estimates relating to the Company’s ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges or reversals of previous charges may be recorded in the future. At May 1, 2004, the aggregate remaining obligations under these leases were approximately $5.1 million for the former corporate offices and approximately $6.6 million for the former store location. These amounts are included in the contractual obligations table within “Liquidity and Capital Resources.” See “Contractual Obligations” therein.

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

Litigation - The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on the Company’s operating results (see Note 8 to the condensed consolidated financial statements for the quarter ended May 1, 2004).

Results of Operations

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

	May 1,	May 3,
For the first quarter ended:	2004	2003
Net sales	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	65.9	67.8

Gross margin	34.1	32.2
Selling, general and administrative expenses	24.5	25.7

Operating income	9.6	6.5
Interest income, net	0.2	0.0

Income before income tax expense	9.8	6.5
Income tax expense	3.7	2.5

Net income	6.1%	4.0%

The following table sets forth the Company’s number of stores and total square footage as of the dates indicated:

	May 1,	May 3,
	2004	2003
PacSun stores	689	625
Outlet stores	81	74
d.e.m.o. stores	137	109

Total stores	907	808

Square footage (in 000’s)	3,117	2,721

The first quarter (thirteen weeks) ended May 1, 2004 as compared to the first quarter (thirteen weeks) ended May 3, 2003

Net Sales

Net sales increased to $245.1 million for the first quarter of fiscal 2004 from $198.3 million for the first quarter of fiscal 2003, an increase of $46.8 million, or 23.6%. The components of this $46.8 million increase in net sales are as follows:

Amount
($million)	Attributable to
$23.4	12.7% increase in comparable store net sales in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003

17.5	Net sales from stores opened in fiscal 2003 not yet included in the comparable store base

4.3	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)

1.9	31 new stores opened in fiscal 2004 not yet included in the comparable store base

(.3)	1 closed store in fiscal 2004 and 4 closed stores in fiscal 2003

$46.8	Total

Of the 12.7% increase in comparable store net sales in the first quarter of fiscal 2004, PacSun and PacSun Outlet comparable store net sales increased 13.6% and d.e.m.o. comparable store net sales increased 6.0%. The increase in comparable store net sales within PacSun and PacSun Outlet was primarily attributable to increases in comparable store net sales of footwear, accessories, young men’s apparel and, to a lesser extent, juniors apparel. The increase in comparable store net sales within d.e.m.o. was attributable to increases in comparable store net sales of juniors apparel and accessories merchandise. Retail prices of the Company’s merchandise remained relatively unchanged in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 and had no significant impact on the net sales increase for the first quarter of fiscal 2004.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $83.6 million for the first quarter of fiscal 2004 from $63.9 million for the first quarter of fiscal 2003, an increase of $19.7 million, or 30.8%. As a percentage of net sales, gross margin was 34.1% for the first quarter of fiscal 2004 compared to 32.2% for the first quarter of fiscal 2003. The components of this 1.9% increase in gross margin as a percentage of net sales are as follows:

%	Attributable to
1.3%	Decrease in occupancy costs, primarily due to leveraging these costs over higher total sales

.7%	Increase in net merchandise margins, primarily due to a higher initial markup rate partially offset by a higher markdown rate

(.1)%	Increase in distribution costs

1.9%	Total

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $60.0 million for the first quarter of fiscal 2004 from $51.0 million for the first quarter of fiscal 2003, an increase of $9.0 million, or 17.6%. These expenses decreased to 24.5% as a percentage of net sales in the first quarter of fiscal 2004 from 25.7% in the first quarter of fiscal 2003. The components of this 1.2% net decrease in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to

(.9)%	Decrease in depreciation and other store expenses, primarily due to leveraging these costs over higher total sales

(.5)%	Decrease in store payroll, primarily due to leveraging these costs over higher total sales

(.1)%	Net decrease in all other general and administrative expenses

.3%	Increase in store closing, expansion and relocation expenses

(1.2)%	Total

Net Interest Income

Net interest income was $.5 million in the first quarter of fiscal 2004 compared to $.1 million in the first quarter of fiscal 2003, an increase of $.4 million. This increase was primarily the result of higher average cash balances in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, primarily due to higher net income driven by the comparable store net sales increases in the first quarter of fiscal 2004 and last three quarters of fiscal 2003.

Income Tax Expense

Income tax expense was $9.1 million for the first quarter of fiscal 2004 compared to $5.0 million for the first quarter of fiscal 2003. The effective income tax rate was 37.8% in the first quarter of fiscal 2004 and 38.4% in the first quarter of fiscal 2003. The lower effective income tax rate for the first quarter of fiscal 2004 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate for the Company will vary depending on a number of factors, such as differing income tax rates and net sales in the respective states.

Liquidity and Capital Resources

The Company has financed its operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. The Company’s primary capital requirements have been for the construction costs, net of landlord allowances, of newly opened, remodeled, expanded or relocated stores as well as for the financing of inventories. Management believes that the Company’s working capital, cash flows from operating activities and credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements for the next twelve months.

Operating Cash Flows

Net cash provided by operating activities was $8.9 million for the first quarter of fiscal 2004 compared to cash used of $.5 for the first quarter of fiscal 2003. The $9.4 million increase in cash provided by operations in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 was attributable to the following:

Amount
($million)	Attributable to
$7.5	Increase in accounts payable leverage compared to the first quarter of fiscal 2003 (1)

7.0	Increase in net income

.3	Other items netting to a cash flow increase

(5.4)	Decrease in accrued income taxes primarily due to income tax payments, partially offset by fiscal 2004 income tax accruals

$9.4	Total

(1) Accounts payable as a percentage of inventories increased to 27.1% at May 1, 2004, as compared to 19.6% at May 3, 2003, primarily due to timing of payments.

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

Working Capital

Working capital at May 1, 2004 was $215.0 million compared to $243.0 million at January 31, 2004, a decrease of $28.0 million. The components of this $28.0 million decrease in working capital were as follows:

Amount
($million)	Attributable to
$(49.3)	Decrease in cash and short-term investments, primarily due to $50.0 million in stock repurchases in the first quarter of fiscal 2004

9.7	Decrease in accrued income taxes due to payment of fiscal 2003 income taxes and accrual of tax benefits related to stock option exercises, partially offset by fiscal 2004 income tax accruals

6.0	Increase in inventories, net of accounts payable, due to square footage growth of 15% and increases in inventories in comparable stores

4.9	Decrease in accrued liabilities due to the issuance of restricted stock to satisfy certain deferred compensation liabilities (see Note 6 to the condensed consolidated financial statements)

.7	Other items netting to a working capital increase

$(28.0)	Total

Investing Cash Flows

Net cash used in investing activities in the first quarter of fiscal 2004 was $30.2 million compared to $8.7 million for the first quarter of fiscal 2003, an increase in cash used of $24.7 million. The components of the $30.2 million of net cash used in investing activities in the first quarter of fiscal 2004 are as follows:

Amount
($million)	Attributable to
$(18.1)	Purchases of short-term investments classified as held-to-maturity

(11.5)	Construction costs of new, expanded and relocated stores

(1.2)	Maintenance capital expenditures on existing stores

(.4)	Other capital expenditures, including computer hardware and software

1.0	Maturities of short-term investments classified as held-to-maturity

$(30.2)	Total

In the remainder of fiscal 2004, capital expenditures are expected to be approximately $40 million, of which approximately $33 million will be for opening new and relocated/expanded stores, and approximately $7 million will be used for other capital expenditures, including maintenance capital on existing stores and computer hardware and software.

Financing Cash Flows

Net cash used in financing activities in the first quarter of fiscal 2004 was $45.1 million compared to cash provided of $4.9 million for the first quarter of fiscal 2003. The components of the $45.1 million of net cash used in financing activities in the first quarter of fiscal 2004 were as follows:

Amount
($million)	Attributable to
$(50.0)	Repurchases of common stock

(.4)	Principal payments under long-term debt and capital lease obligations

5.3	Proceeds received from stock option exercises

$(45.1)	Total

Common Stock Repurchase and Retirement – Information regarding the Company’s common stock repurchase programs is contained in Note 5 to the condensed consolidated financial statements, which note is incorporated herein by this reference.

Credit Facility

The Company has a credit facility with a bank, which expires April 1, 2007. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) through March 31, 2005 to be used for cash advances, commercial letters of credit and shipside bonds. The Credit Line increases to $50.0 million from April 1, 2005 through March 31, 2006, and $60.0 million from April 1, 2006 through expiration on April 1, 2007. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.0% at May 1, 2004) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. The Company did not borrow under the credit facility at any time during the first quarter of fiscal 2004 or fiscal 2003. The Company had $21.8 million outstanding in letters of credit at May 1, 2004. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At May 1, 2004, the Company was in compliance with all of the credit facility covenants.

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

Contractual Obligations

The Company has minimum annual rental commitments under existing store leases, the lease for its former corporate offices and distribution center, capital leases for computer equipment, and other long-term debt obligations for multi-year computer maintenance contracts. The Company leases all of its retail store locations under operating leases. The Company leases equipment, from time to time, under capital leases. In addition, at any time, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. At May 1, 2004, the Company’s future financial commitments under these arrangements were as follows:

Contractual Obligations
(in millions)

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$553.9	$83.8	$165.2	$150.2	$154.7
Capital lease obligations	2.0	1.0	1.0	—	—
Long-term debt obligations	0.9	0.9	—	—	—
Letters of credit	21.8	21.8	—	—	—

Total	$578.6	$107.5	$166.2	$150.2	$154.7

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

New Accounting Pronouncements

Information regarding new accounting pronouncements is contained in Note 2 to the condensed consolidated financial statements for the quarter ended May 1, 2004, which note is incorporated herein by this reference.

Inflation

The Company does not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that the Company’s business will not be affected by inflation in the future.

Seasonality and Quarterly Results

The Company’s business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. The Company’s first quarter historically accounts for the smallest percentage of annual net sales. In fiscal 2003, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 36% of the Company’s annual net sales and a higher percentage of the Company’s operating income. In fiscal 2003, excluding net sales generated by new and relocated/expanded stores, approximately 43% of the Company’s annual net sales occurred in the first half of the fiscal year and approximately 57% in the second half. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including forecasts of fiscal 2004 planned new store openings, are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

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

Private Label Merchandise. Sales from private label merchandise accounted for approximately 32% of net sales in fiscal 2003. The Company may increase the percentage of net sales in private label merchandise in the future, although there can be no assurance that the Company will be able to achieve increases in private label merchandise sales as a percentage of net sales. Because the Company’s private label merchandise generally carries higher merchandise margins than its other merchandise, the Company’s failure to anticipate, identify and react in a timely manner to fashion trends with its private label merchandise, particularly if the percentage of net sales derived from private label merchandise increases, may have a material adverse effect on the Company’s same store sales results, operating margins, financial condition and results of operations.

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

Expansion and Management of Growth. PacSun’s continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management’s ability to manage the Company’s planned expansion. The Company has previously announced plans to operate 1,400 stores by the end of 2007, of which approximately 900 will be PacSun stores, approximately 100 will be PacSun Outlet stores, and approximately 400 will be d.e.m.o. stores. As of May 1, 2004, the Company operated 907 stores, of which 689 were PacSun stores, 81 were PacSun Outlet stores, and 137 were d.e.m.o. stores. The Company’s planned expansion is dependent upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company’s control may also affect the Company’s ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion, that such expansion will be profitable, or that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Stock Options. In March 2004, the FASB issued an exposure draft proposing that all publicly traded companies begin recording compensation expense related to all unvested stock options prospectively for fiscal years beginning after December 15, 2004. The comment period on the exposure draft ends June 30, 2004. Currently, the Company includes such expenses on a pro forma basis in the notes to the Company’s quarterly and annual financial statements in accordance with accounting principles generally accepted in the United States of America and does not include compensation expense related to stock options in the Company’s reported earnings in the financial statements. If accounting standards are changed to require the Company to expense stock options, the Company’s reported earnings would be lower under the new standard in the fiscal year beginning January 30, 2005 and its stock price could decline.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is susceptible to market value fluctuations with regard to its short-term investments. However, due to the relatively short maturity period of those investments and the Company’s intention to hold those investments until maturity, the risk of material market value fluctuations is not expected to be significant.

To the extent the Company borrows under its credit facility, the Company is exposed to market risk related to changes in interest rates. At May 1, 2004, there were no borrowings outstanding under the Company’s credit facility and the Company did not borrow under the credit facility at any time during the first quarter of fiscal 2004. Based on the interest rate of 4.0% on the Company’s credit facility, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the Company’s credit facility, net income would be reduced by approximately $2,500 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Summary of Significant Accounting Policies and Nature of Business” in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended January 31, 2004. The Company is not a party with respect to derivative financial instruments.

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

PART II-OTHER INFORMATION

Item 1 — Legal Proceedings

For information on legal proceedings, see “Litigation” within Note 8 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 1.

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

For information on repurchases made during the first quarter, see Note 5 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 2.

Item 3 — Defaults Upon Senior Securities - Not Applicable

Item 4 — Submission of Matters to a Vote of Security Holders

a) The 2004 Annual Meeting of Shareholders of the Company was held on May 19, 2004.

c) At the 2004 Annual Meeting, Sally Frame Kasaks, Thomas Murnane and Peter Starrett were elected as Class I Directors of the Company for a two-year term ending in 2006.

The shareholders voted on and ratified the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year ending January 29, 2005.

Voting at the 2004 Annual Meeting for the election of directors was as set forth below. Each of the nominees identified below was elected a director.

NAME	VOTES CAST FOR	VOTES WITHHELD
Class I Directors:
Sally Frame Kasaks	69,579,344	2,753,862
Thomas Murnane	70,361,933	1,971,273
Peter Starrett	70,508,273	1,824,933

With respect to the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year ended January 29, 2005, 69,062,159 votes were cast for approval, 1,976,280 votes were cast against, 1,294,767 votes abstained and there were zero broker non-votes.

Item 5 — Other Information - Not Applicable

Item 6 — Exhibits and Reports on Form 8-K

Exhibit 31	Written statements of Greg H. Weaver and Carl W. Womack pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Greg H. Weaver and Carl W. Womack pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Amended and Restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan dated March 24, 2004.

Exhibit 99.2	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated September 5, 2003.

Exhibit 99.3	First Amendment to Business Loan Agreement dated May 7, 2004, between the Company and Bank of America N.A.

On March 2, 2004, the Company filed an 8-K furnishing a press release announcing results of operations for the fourth quarter and fiscal year ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Sunwear of California, Inc. (Registrant)
Date: May 19, 2004	/s/ GREG H. WEAVER
Greg H. Weaver
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2004	/s/ CARL W. WOMACK
Carl W. Womack
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31	Written statements of Greg H. Weaver and Carl W. Womack pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Greg H. Weaver and Carl W. Womack pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Amended and Restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan dated March 24, 2004.

Exhibit 99.2	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated September 5, 2003.

Exhibit 99.3	First Amendment to Business Loan Agreement dated May 7, 2004, between the Company and Bank of America N.A.