Form 10-Q
period 2004-07-31
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2004-08-31
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Yes [x]   No [  ]

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, at August 27, 2004, was 74,137,806.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended July 31, 2004

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	July 31,	January 31,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,544	$142,840
Short-term investments	50,224	33,035
Accounts receivable	7,164	5,194
Merchandise inventories	213,833	147,751
Prepaid expenses, includes $11,179 and $10,711 of prepaid rent, respectively	18,742	16,492
Deferred income taxes	8,224	8,224

Total current assets	332,731	353,536
PROPERTY AND EQUIPMENT:
Land	12,156	12,156
Buildings and building improvements	26,691	26,686
Leasehold improvements	128,605	119,210
Furniture, fixtures and equipment	189,747	173,222

Total property and equipment	357,199	331,274
Less accumulated depreciation and amortization	(142,486)	(127,630)

Net property and equipment	214,713	203,644
OTHER ASSETS:
Goodwill	6,492	6,492
Deferred compensation and other assets	12,254	11,589

Total other assets	18,746	18,081

Total assets	$566,190	$575,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$74,152	$38,668
Accrued liabilities	41,517	54,966
Current portion of capital lease obligations	1,307	1,008
Current portion of long-term debt	674	878
Income taxes payable	9,191	15,024

Total current liabilities	126,841	110,544
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	—	228
Long-term capital lease obligations, net of current portion	934	1,227
Deferred compensation	12,062	10,925
Deferred rent	11,960	12,046
Deferred income taxes	11,529	11,529
Other long-term liabilities	92	—

Total long-term liabilities	36,577	35,955
Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 75,496,375 and 78,351,302 shares issued and outstanding, respectively	755	784
Additional paid-in capital	78,617	138,877
Retained earnings	323,400	289,101

Total shareholders’ equity	402,772	428,762

Total liabilities and shareholders’ equity	$566,190	$575,261

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share and per share amounts)

	For the Second Quarter Ended		For the First Half Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$274,797	$234,392	$519,928	$432,723
Cost of goods sold, including buying, distribution and occupancy costs	179,977	154,558	341,537	289,034

Gross margin	94,820	79,834	178,391	143,689
Selling, general and administrative expenses	64,061	58,180	124,011	109,141

Operating income	30,759	21,654	54,380	34,548
Interest income, net	316	69	773	129

Income before income tax expense	31,075	21,723	55,153	34,677
Income tax expense	11,750	8,343	20,854	13,318

Net income	$19,325	$13,380	$34,299	$21,359

Comprehensive income	$19,325	$13,380	$34,299	$21,359

Net income per share, basic	$0.25	$0.18	$0.44	$0.28

Net income per share, diluted	$0.25	$0.17	$0.43	$0.28

Weighted average shares outstanding, basic	76,322,161	75,885,641	77,239,966	75,205,094

Weighted average shares outstanding, diluted	77,911,595	78,104,037	79,035,717	77,331,519

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the First Half Ended
	July 31, 2004	August 2, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,299	$21,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,395	17,752
Loss on disposal of equipment	2,191	1,085
Tax benefits related to exercise of stock options	2,906	10,127
Change in operating assets and liabilities:
Accounts receivable	(1,970)	(1,442)
Merchandise inventories	(66,082)	(62,600)
Prepaid expenses	(2,250)	(1,526)
Deferred compensation and other assets	472	2,774
Accounts payable	35,484	45,688
Accrued liabilities	(11,362)	(992)
Income taxes payable and deferred income taxes	(5,833)	(10,708)
Deferred rent	(86)	855
Other long-term liabilities	92	—

Net cash provided by operating activities	7,256	22,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,149)	(18,603)
Increase in accrued capital expenditures	2,766	2,303
Purchases of short-term investments	(19,829)	—
Maturities of short-term investments	2,640	—

Net cash used in investing activities	(46,572)	(16,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(74,931)	—
Proceeds from exercise of stock options	6,883	21,503
Principal payments under capital lease obligations	(500)	(771)
Principal payments under long-term debt obligations	(432)	(406)

Net cash (used in)/provided by financing activities	(68,980)	20,326

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(108,296)	26,398
CASH AND CASH EQUIVALENTS, beginning of period	142,840	36,438

CASH AND CASH EQUIVALENTS, end of period	$34,544	$62,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$81	$135
Income taxes	$23,781	$13,899

Supplemental disclosures of non-cash transactions (in thousands): During the first half ended July 31, 2004, the Company recorded an increase to additional paid-in capital of $4,853 related to the issuance of restricted stock to satisfy certain deferred compensation liabilities (see Note 6).

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, all amounts in thousands except share and per share amounts or unless otherwise indicated)

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

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. “Fiscal 2004” is the 52-week period ending January 29, 2005. “Fiscal 2003” was the 52-week period ended January 31, 2004. The second quarter and first half of fiscal 2004 were the 13- and 26-week periods ended July 31, 2004, respectively. The second quarter and first half of fiscal 2003 were the 13- and 26-week periods ended August 2, 2003, respectively.

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the second quarter and first half ended July 31, 2004 are not necessarily indicative of the results that may be expected for fiscal 2004. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2004.

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

Short-term Investments – Short-term investments are classified as held-to-maturity and consist of marketable corporate and U.S. agency debt instruments with original maturities of three months to one year and are carried at amortized cost, less other than temporary impairments in value. Cost is determined by specific identification. At July 31, 2004, the market value of the Company’s portfolio was $49.6 million, consisting of corporate debentures of $23.5 million, U.S. agency debentures of $17.7 million, corporate commercial paper of $4.4 million and U.S. Treasury notes of $4.0 million.

Stock Split – In August 2003, the Company effected a three-for-two stock split. All share and per share amounts have been restated to give effect to the stock split in prior periods.

Stock-Based Compensation – The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and, accordingly, does not currently include compensation expense related to stock options in reported net income. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS 148 for the second quarter and first half ended July 31, 2004 below.

SFAS 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following ranges of weighted average assumptions: expected life, 5 years; stock volatility of 37.0% to 37.8% for fiscal 2004 and 45.3% to 53.7% for fiscal 2003; risk-free interest rates of 3.6% to 3.7% for fiscal 2004 and 2.9% to 3.3% for fiscal 2003; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2004 and fiscal 2003 awards had been amortized to expense over the vesting period of the awards, net income and earnings per share for the second quarter and first half ended July 31, 2004 and August 2, 2003, respectively, would have been reduced to the pro forma amounts indicated below:

	For the Second Quarter Ended		For the First Half Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net Income
As reported	$19,325	$13,380	$34,299	$21,359
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,673)	(1,570)	(3,231)	(3,090)

Pro forma	$17,652	$11,810	$31,068	$18,269

Net Income Per Share, Basic
As reported	$0.25	$0.18	$0.44	$0.28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.02)	(0.02)	(0.04)	(0.04)

Pro forma	$0.23	$0.16	$0.40	$0.24

Net Income Per Share, Diluted
As reported	$0.25	$0.17	$0.43	$0.28
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.02)	(0.02)	(0.03)	(0.04)

Pro forma	$0.23	$0.15	$0.40	$0.24

New Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities” and in December 2003, issued FIN 46(R) (revised December 2003) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) clarifies the application of ARB No. 51, “Consolidated Financial

Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46(R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN 46(R) applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that the adoption of FIN 46 and FIN 46(R) will not have a material impact on its financial position or results of operations because the Company has no interest in variable interest entities.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” for which the measurement and recognition provisions are effective for reporting periods beginning after June 15, 2004. EITF 03-1 provides a three-step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. The Company does not expect the adoption of EITF 03-1 to have a material impact on its financial position or results of operations because the Company has the ability and intent to hold any of its held-to-maturity marketable securities with gross unrealized losses until a recovery of fair value at maturity.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 – DEFERRED COMPENSATION AND OTHER ASSETS

The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. The deferred compensation asset balance represents the investments held by the Company to cover the vested participant balances in the Executive Plan of $12,062 and $10,925 included in long-term liabilities as of July 31, 2004 and January 31, 2004, respectively.

	July 31,	January 31,
	2004	2004
Deferred compensation	$11,923	$10,919
Long-term computer maintenance contracts	202	502
Other assets	129	168

	$12,254	$11,589

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	July 31,	January 31,
	2004	2004
Accrued compensation and benefits	$9,082	$17,578
Accrued capital expenditures	8,604	5,838
Accrued sales tax payable	6,248	6,189
Accrued medical expenses	2,207	1,260
Accrued gift cards and store merchandise credits	2,071	4,618
Accrued sublease loss charges (Note 8)	1,565	5,543
Accrued restricted stock compensation (Note 6)	912	5,118
Other	10,828	8,822

	$41,517	$54,966

NOTE 5 – COMMON STOCK REPURCHASE AND RETIREMENT

The Company’s Board of Directors has authorized a common stock repurchase plan in three separate authorizations. The Company’s stock repurchase activity under this plan is as follows:

(all amounts in thousands, except per share amounts)

			# of Shares
			Purchased		Maximum
		Average	as Part of		Value of Shares
		Price	Publicly	Value of	that May Yet
	# of Shares	Paid Per	Announced	Shares	be Purchased
Period	Purchased	Share	Plan	Purchased	Under the Plan
Authorization #1 (1)
February 2004	75.0	$23.99	75.0	$1,799.3	$48,200.7
April 2004	2,148.7	$22.43	2,148.7	$48,195.4	$5.3

Total	2,223.7	$22.48	2,223.7	$49,994.7
Authorization #2 (2)
June 2004	482.1	$19.70	482.1	$9,495.3	$15,504.7
July 2004	812.4	$19.01	812.4	$15,440.6	$64.1

Total	1,294.5	$19.26	1,294.5	$24,935.9
Authorization #3 (3)
August 2004	1,746.0	$19.80	1,746.0	$34,570.8	$15,429.2

(1) On January 28, 2004, the Company announced that the Board of Directors had authorized the Company to purchase up to $50 million or 2.5 million shares of the Company’s common stock in open market transactions. There was no expiration date specified for this authorization. During the first quarter of fiscal 2004, the Company had substantially completed its repurchase and retirement of shares pursuant to this authorization.

(2) On May 10, 2004, the Company announced that the Board of Directors had authorized the Company to purchase up to an additional $25 million of the Company’s common stock in open market transactions. There was no expiration date specified for this authorization. During the second quarter of fiscal 2004, the Company had substantially completed its repurchase and retirement of shares pursuant to this authorization.

(3) On August 18, 2004, the Company’s Board of Directors authorized the Company to purchase up to an additional $50 million of the Company’s common stock in open market transactions. There was no expiration date specified for this authorization.

NOTE 6 – RESTRICTED STOCK

During the year ended January 30, 2000, the Company granted a restricted stock award of 112,500 shares with a purchase price of $0.01 per share to its Chief Executive Officer (“CEO”). The award is scheduled to vest 25% on each of September 17, 2001, 2002, 2003 and 2004, if, in each instance, certain cumulative annual earnings per share growth targets have been satisfied. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remain available for future vesting if the cumulative annual earnings per share growth targets are met as of a subsequent vesting date. During the first quarter of fiscal 2004, the Company’s Board of Directors verified that the final cumulative annual earnings per share growth target for this award had been met. Accordingly, the CEO became immediately vested in and received 75% of the total share award, or 84,375 shares. The remaining 25%, or 28,125 shares, will become fully vested and be delivered to the CEO on September 17, 2004. As a result of the delivery of 84,375 shares to the CEO during the first quarter of fiscal 2004, the Company reclassified previously recognized compensation expense of $1.9 million from accrued liabilities to additional paid-in capital. At July 31, 2004, the Company had accrued $.5 million to recognize the cumulative vested fair value of the remaining 28,125 shares to be delivered on September 17, 2004. This amount is included in accrued liabilities (see Note 4) on the balance sheet. The Company will be required to account for these final 28,125 shares under variable accounting rules, which will require adjustments to compensation expense until the delivery date based on additional vesting of the shares and changes in the market price of the Company’s stock. For example, based on the closing market price of the Company’s stock at July 31, 2004 of $20.40, the Company would be required to record additional compensation expense of approximately $.1 million through September 17, 2004. Additionally, based on any change in the market price of the Company’s stock until the delivery date, the cumulative compensation expense recognized for this portion of this award will continue to be adjusted.

During the year ended February 4, 2001, the Company granted a restricted stock award of 168,750 shares with a purchase price of $0.01 per share to its CEO. The award is scheduled to vest 25% on each of March 15, 2002, 2003, 2004 and 2005, if, in each instance, certain cumulative annual earnings per share growth targets have been satisfied. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remain available for future vesting if the cumulative annual earnings per share growth targets are met as of a subsequent vesting date. During the first quarter of fiscal 2004, the Company’s Board of Directors verified that the third cumulative annual earnings per share growth target for this award had been met. Accordingly, the CEO became immediately vested in and received 75% of the total share award, or 126,563 shares. The remaining 25%, or 42,187 shares, will vest and be received by the CEO in March 2005 upon confirmation by the Board of Directors that the fiscal 2004 cumulative annual earnings per share growth target has been met by the Company. As a result of the delivery of 126,563 shares to the CEO during the first quarter of fiscal 2004, the Company reclassified previously recognized compensation expense of $2.9 million from accrued liabilities to additional paid-in capital. At July 31, 2004, the Company had accrued $.4 million to recognize the cumulative vested fair value of the remaining 42,187 shares. This amount is included in accrued liabilities (see Note 4) on the balance sheet. The Company will be required to account for these final 42,187 shares under variable accounting rules, which will require adjustments to compensation expense until the delivery date based on additional vesting of the shares and changes in the market price of the Company’s stock. For example, based on the market price of the Company’s stock at July 31, 2004 of $20.40, the Company would be required to record additional compensation expense of approximately $.5 million through March 15, 2005. Additionally, based on any change in the market price of the Company’s stock until the delivery date, the cumulative compensation expense recognized for this portion of this award will continue to be adjusted.

NOTE 7 – NET INCOME PER SHARE, BASIC AND DILUTED

The following table summarizes the computation of EPS (all amounts in thousands except share and per share amounts):

Second Quarter Ended:

	July 31, 2004			August 2, 2003
			Per Share			Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic EPS:	$19,325	76,322,161	$0.25	$13,380	75,885,641	$0.18
Diluted EPS:
Effect of dilutive stock options	—	1,589,434	—	—	2,218,396	(0.01)

	$19,325	77,911,595	$0.25	$13,380	78,104,037	$0.17

First Half Ended:

	July 31, 2004			August 2, 2003
			Per Share			Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic EPS:	$34,299	77,239,966	$0.44	$21,359	75,205,094	$0.28
Diluted EPS:
Effect of dilutive stock options	—	1,795,751	(0.01)	—	2,126,425	(0.00)

	$34,299	79,035,717	$0.43	$21,359	77,331,519	$0.28

Options to purchase 1,221,266 and 3,750 shares of common stock in the second quarter of fiscal 2004 and fiscal 2003, respectively, and 915,644 and 138,066 shares of common stock in the first half of fiscal 2004 and fiscal 2003, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation – During fiscal 2003, the Company reached an agreement to settle all claims related to two lawsuits concerning overtime pay for a total of $4.0 million. The suits were Auden v. Pacific Sunwear of California, Inc., which was filed September 17, 2001, and Adams v. Pacific Sunwear of California, Inc., which was filed August 2, 2002. The complaints alleged that the Company improperly classified certain California based employees as “exempt” from overtime pay. In the first quarter of fiscal 2004, the Company paid substantially all amounts due pursuant to the terms of the settlement agreement. The settlement did not have a material impact on the Company’s results of operations for fiscal 2004 or fiscal 2003.

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company.

Indemnities, Commitments, and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The Company has issued guarantees in the form of standby letters of credit as security for merchandise shipments from overseas. There were $18.9 million of these letters of credit outstanding at July 31, 2004. In the first quarter of fiscal 2003, the Company issued a guarantee within a sublease on one of its former store locations under which the Company remains secondarily liable on the sublease should the sublessee default on its lease payments. The term of the sublease ends December 31, 2014. At July 31, 2004, the Company had $.4 million recorded in accrued liabilities to recognize the estimated fair value of this guarantee assuming that another sublessee would be found within one year should the original sublessee default. The aggregate rental payments remaining on the master lease agreement at July 31, 2004, were $5.7 million. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

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

Sublease Loss Charges – During the second quarter ended July 31, 2004, the Company executed a lease termination agreement related to the Company’s former corporate offices and distribution center. As a result of executing this agreement, the Company retains no future obligations regarding these premises. The terms of this agreement resulted in the Company reversing $.9 million in previously accrued liabilities.

The Company remains liable under an operating lease covering a former store location. The Company has subleased 3,200 of a total 5,200 square feet of these premises. At July 31, 2004, the Company had $1.6 million recorded in accrued liabilities to account for the Company’s net remaining contractual lease obligations for this location, which includes estimated sublease assumptions for the remaining 2,000 square feet. The Company continues to update its sublease assumptions on a quarterly basis based on its review of current real estate market conditions and any on-going negotiations. To the extent management’s estimates relating to the Company’s ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges or reversals of previous charges may be recorded in the future. At July 31, 2004, the gross remaining obligations under the Company’s original lease, exclusive of any sublease income, were approximately $6.5 million.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factors” in this section.

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

Operating margin – Management views operating margin as a key indicator of the Company’s success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and the Company’s ability to control operating expenses. Operating margin as a percentage of net sales for the first half of fiscal 2004 was 10.5% as compared to 8.0% for the first half of fiscal 2003. Full fiscal year operating margins for fiscal 2003, 2002 and 2001, were 12.3%, 9.6% and 6.5%, respectively. The first half of the Company’s fiscal year historically accounts for a smaller percentage of annual net sales and operating margin as compared to the second half. The Company’s highest historical operating margin was 12.9% for fiscal 1999.

Store sales trends – Management evaluates store sales trends in assessing the operational performance of the Company’s store expansion strategies. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store (in thousands) for fiscal 2003, 2002 and 2001 were $1,229, $1,102 and $1,031, respectively. Average net sales per square foot for the same years were $363, $330 and $321, respectively.

Cash flow and liquidity (working capital) – Management evaluates cash flow from operations, liquidity and working capital to determine the Company’s short-term operational financing needs. Management expects cash flows from operations will be sufficient to finance operations without borrowing under the Company’s credit facility during the remainder of fiscal 2004.

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

Inventory Valuation - Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. Management bases the decision to mark down merchandise primarily upon its current rate of sale and the age of the item, among other factors. To the extent that management’s estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and operating results.

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

Accrued Sublease Loss Charges - The Company remains liable under an operating lease covering a former store location. The Company has subleased 3,200 of a total 5,200 square feet of these premises. At July 31, 2004, the Company had $1.6 million recorded in accrued liabilities to account for the Company’s net remaining contractual lease obligations for this location, which includes estimated sublease assumptions for the remaining 2,000 square feet. The Company continues to update its sublease assumptions on a quarterly basis based on its review of current real estate market conditions and any on-going negotiations. To the extent management’s estimates relating to the Company’s ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges or reversals of previous charges may be recorded in the future. At July 31, 2004, the gross remaining obligations under the Company’s original lease, exclusive of any sublease income, were approximately $6.5 million. This amount is included in the contractual obligations table within Management’s Discussion and Analysis of Financial Condition and Results of Consolidated Operations. See “Contractual Obligations” within “Liquidity and Capital Resources.”

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

Litigation - The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on the Company’s operating results (see Note 8 to the condensed consolidated financial statements).

Results of Operations

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

	Second Quarter Ended		First Half Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	65.5	66.0	65.7	66.8

Gross margin	34.5	34.0	34.3	33.2
Selling, general and administrative expenses	23.3	24.8	23.9	25.2

Operating income	11.2	9.2	10.4	8.0
Interest income, net	0.1	0.0	0.2	0.0

Income before income tax expense	11.3	9.2	10.6	8.0
Income tax expense	4.3	3.5	4.0	3.1

Net income	7.0%	5.7%	6.6%	4.9%

The following table sets forth the Company’s number of stores and total square footage as of the dates indicated:

	July 31,	August 2,
	2004	2003
PacSun stores	717	650
Outlet stores	82	75
d.e.m.o. stores	148	114

Total stores	947	839

Total square footage (in 000’s)	3,266	2,844

The second quarter (13 weeks) ended July 31, 2004 as compared to the second quarter (13 weeks) ended August 2, 2003

Net Sales

Net sales increased to $274.8 million for the second quarter of fiscal 2004 from $234.4 million for the second quarter of fiscal 2003, an increase of $40.4 million, or 17.2%. The components of this $40.4 million increase in net sales are as follows:

Amount
($ million)	Attributable to
$14.7	6.8% increase in comparable store net sales in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003
12.0	Net sales from stores opened in fiscal 2003 not yet included in the comparable store base
10.9	Net sales from 74 new stores opened in fiscal 2004 not yet included in the comparable store base
3.6	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)
(.8)	4 closed stores in fiscal 2004 and 4 closed stores in fiscal 2003
$40.4	Total

Of the 6.8% increase in comparable store net sales in the second quarter of fiscal 2004, PacSun and PacSun Outlet comparable store net sales increased 7.2% and d.e.m.o. comparable store net sales increased 3.0%. The increase in comparable store net sales within PacSun and PacSun Outlet was primarily attributable to increases in comparable store net sales of footwear, accessories and young men’s apparel. The increase in comparable store net sales within d.e.m.o. was attributable to increases in comparable store net sales of juniors apparel and accessories merchandise. Retail prices of the Company’s merchandise remained relatively unchanged in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 and had no significant impact on the net sales increase for the second quarter of fiscal 2004.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $94.8 million for the second quarter of fiscal 2004 from $79.8 million for the second quarter of fiscal 2003, an increase of $15.0 million, or 18.8%. As a percentage of net sales, gross margin was 34.5% for the second quarter of fiscal 2004 compared to 34.0% for the second quarter of fiscal 2003. The components of this .5% increase in gross margin as a percentage of net sales are as follows:

%	Attributable to
.4%	Increase in net merchandise margins, primarily due to a higher initial markup rate partially offset by a higher markdown rate
.2%	Decrease in occupancy costs, primarily due to leveraging these costs over higher total sales
(.1)%	Increase in distribution costs
.5%	Total

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $64.1 million for the second quarter of fiscal 2004 from $58.2 million for the second quarter of fiscal 2003, an increase of $5.9 million, or 10.1%. These expenses decreased to 23.3% as a percentage of net sales in the second quarter of fiscal 2004 from 24.8% in the second quarter of fiscal 2003. The components of this 1.5% net decrease in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
(1.0)%	Net decrease in general and administrative expenses, primarily due to reduced restricted stock expense of .8%
(.4)%	Decrease in store closing, expansion and relocation expenses and other store expenses, primarily due to the lease termination agreement related to the Company’s former corporate offices and distribution center; the lease termination resulted in the Company reversing $.9 million in previously accrued liabilities (see Note 8 to the condensed consolidated financial statements)
(.1)%	Decrease in store payroll, primarily due to leveraging these costs over higher total sales
(1.5)%	Total

Net Interest Income

Net interest income was $.3 million in the second quarter of fiscal 2004 compared to $.1 million in the second quarter of fiscal 2003, an increase of $.2 million. This increase was primarily the result of higher average cash and short-term investment balances in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003, primarily due to higher net income driven by the comparable store net sales increases in the first half of fiscal 2004.

Income Tax Expense

Income tax expense was $11.8 million for the second quarter of fiscal 2004 compared to $8.3 million for the second quarter of fiscal 2003. The effective income tax rate was 37.8% in the second quarter of fiscal 2004 and 38.4% in the second quarter of fiscal 2003. The lower effective income tax rate for the second quarter of fiscal 2004 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate for the Company will vary depending on a number of factors, such as differing income tax rates and net sales in the respective states.

The first half (26 weeks) ended July 31, 2004 as compared to the first half (26 weeks) ended August 2, 2003

Net Sales

Net sales increased to $519.9 million for the first half of fiscal 2004 from $432.7 million for the first half of fiscal 2003, an increase of $87.2 million, or 20.2%. The components of this $87.2 million increase in net sales are as follows:

Amount
($ million)	Attributable to
$38.1	9.5% increase in comparable store net sales in the first half of fiscal 2004 compared to the first half of fiscal 2003
29.5	Net sales from stores opened in fiscal 2003 not yet included in the comparable store base
12.8	Net sales from 74 new stores opened in fiscal 2004 not yet included in the comparable store base
7.8	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)
(1.0)	4 closed stores in fiscal 2004 and 4 closed stores in fiscal 2003
$87.2	Total

Of the 9.5% increase in comparable store net sales in the first half of fiscal 2004, PacSun and PacSun Outlet comparable store net sales increased 10.1% and d.e.m.o. comparable store net sales increased 4.6%. The increase in comparable store net sales within PacSun and PacSun Outlet was primarily attributable to increases in comparable store net sales of footwear, accessories and young men’s apparel. The increase in comparable store net sales within d.e.m.o. was attributable to increases in comparable store net sales of juniors apparel and accessories merchandise. Retail prices of the Company’s merchandise remained relatively unchanged in the first half of fiscal 2004 compared to the first half of fiscal 2003 and had no significant impact on the net sales increase for the first half of fiscal 2004.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $178.4 million for the first half of fiscal 2004 from $143.7 million for the first half of fiscal 2003, an increase of $34.7 million, or 24.1%. As a percentage of net sales, gross margin was 34.3% for the first half of fiscal 2004 compared to 33.2% for the first half of fiscal 2003. The components of this 1.1% increase in gross margin as a percentage of net sales are as follows:

%	Attributable to
.7%	Decrease in occupancy costs, primarily due to leveraging these costs over higher total sales
.5%	Increase in net merchandise margins, primarily due to a higher initial markup rate partially offset by a higher markdown rate
(.1)%	Increase in distribution costs
1.1%	Total

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $124.0 million for the first half of fiscal 2004 from $109.1 million for the first half of fiscal 2003, an increase of $14.9 million, or 13.7%. These expenses decreased to 23.9% as a percentage of net sales in the first half of fiscal 2004 from 25.2% in the first half of fiscal 2003. The components of this 1.3% net decrease in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
(.6)%	Net decrease in general and administrative expenses, primarily due to reduced restricted stock expense of .4%
(.5)%	Decrease in store closing, expansion and relocation expenses and other store expenses, primarily due to the lease termination agreement related to the Company’s former corporate offices and distribution center; the lease termination resulted in the Company reversing $.9 million in previously accrued liabilities (see Note 8 to the condensed consolidated financial statements)
(.2)%	Decrease in store payroll, primarily due to leveraging these costs over higher total sales
(1.3)%	Total

Net Interest Income

Net interest income was $.8 million in the first half of fiscal 2004 compared to $.1 million in the first half of fiscal 2003, an increase of $.7 million. This increase was primarily the result of higher average cash and short-term investment balances in the first half of fiscal 2004 as compared to the first half of fiscal 2003, primarily due to higher net income driven by the comparable store net sales increases in the first half of fiscal 2004.

Income Tax Expense

Income tax expense was $20.9 million for the first half of fiscal 2004 compared to $13.3 million for the first half of fiscal 2003. The effective income tax rate was 37.8% in the first half of fiscal 2004 and 38.4% in the first half of fiscal 2003. The lower effective income tax rate for the first half of fiscal 2004 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate for the Company will vary depending on a number of factors, such as differing income tax rates and net sales in the respective states.

Liquidity and Capital Resources

The Company has financed its operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. The Company’s primary capital requirements have been for the construction costs of newly opened, remodeled, expanded or relocated stores, net of landlord allowances, as well as for the financing of inventories. Management believes that the Company’s working capital, cash flows from operating activities and credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements for the next twelve months.

Operating Cash Flows

Net cash provided by operating activities was $7.3 million for the first half of fiscal 2004 compared to $22.4 million for the first half of fiscal 2003. The $15.1 million decrease in cash provided by operations in the first half of fiscal 2004 as compared to the first half of fiscal 2003 was attributable to the following:

Amount
($ million)	Attributable to
$(10.4)	Decrease in accrued liabilities, primarily due to the payment of fiscal 2003 bonuses, the Auden and Adams settlements (see Note 8 to the condensed consolidated financial statements), and the lease termination covering the Company’s former corporate offices and distribution center (see Note 8 to the condensed consolidated financial statements)
(10.2)	Decrease in accounts payable leverage compared to the first half of fiscal 2003 (Accounts payable as a percentage of inventories decreased to 34.7% at July 31, 2004, as compared to 39.9% at August 2, 2003, primarily due to timing of payments)
(3.5)	Increase in inventories
(2.3)	Decrease in income taxes payable, primarily due to increased income tax payments and reduced tax benefits from the exercise of stock options, partially offset by higher income tax provisions
12.9	Increase in net income
(1.6)	Other items netting to a cash flow decrease
$(15.1)	Total

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

Working Capital

Working capital at July 31, 2004 was $205.9 million compared to $243.0 million at January 31, 2004, a decrease of $37.1 million. The components of this $37.1 million decrease in working capital were as follows:

Amount
($ million)	Attributable to
$(91.1)	Decrease in cash and short-term investments, primarily due to $74.9 million in common stock repurchases made in the first half of fiscal 2004
30.6	Increase in inventories, net of accounts payable, primarily due to square footage growth of 15%
13.4	Decrease in accrued liabilities, primarily due to the payment of fiscal 2003 bonuses, the Auden and Adams settlements (see Note 8 to the condensed consolidated financial statements), and the lease termination covering the Company’s former corporate offices and distribution center (see Note 8 to the condensed consolidated financial statements), as well as the issuance of restricted stock to satisfy certain deferred compensation liabilities (see Note 6 to the condensed consolidated financial statements)
5.8	Decrease in accrued income taxes due to payment of fiscal 2003 income taxes and accrual of tax benefits related to stock option exercises, partially offset by fiscal 2004 income tax accruals
4.2	Other items netting to a working capital increase
$(37.1)	Total

Investing Cash Flows

Net cash used in investing activities in the first half of fiscal 2004 was $46.6 million compared to $16.3 million for the first half of fiscal 2003, an increase in cash used of $30.3 million. The components of the $46.6 million in cash used in investing activities in the first half of fiscal 2004 are as follows:

Amount
($ million)	Attributable to
$(24.0)	Construction costs of new, expanded and relocated stores
(19.8)	Purchases of short-term investments classified as held-to-maturity
(2.8)	Other capital expenditures, including computer hardware and software
(2.6)	Maintenance capital expenditures on existing stores
2.6	Maturities of short-term investments classified as held-to-maturity
$(46.6)	Total

In the remainder of fiscal 2004, capital expenditures are expected to be approximately $23 million, of which approximately $20 million will be for opening new and relocated/expanded stores, and approximately $3 million will be used for other capital expenditures, including maintenance capital on existing stores and computer hardware and software.

Financing Cash Flows

Net cash used in financing activities in the first half of fiscal 2004 was $69.0 million compared to cash provided of $20.3 million for the first half of fiscal 2003, an increase in cash used of $89.3 million. The components of the $89.3 million increase in cash used in financing activities in the first half of fiscal 2004 as compared to the first half of fiscal 2003 were as follows:

Amount
($ million)	Attributable to
$(74.9)	Repurchases of common stock
(14.6)	Decrease in proceeds received from stock option exercises
.2	Decrease in principal payments under long-term debt and capital lease obligations
$(89.3)	Total

Common Stock Repurchase and Retirement – Information regarding the Company’s common stock repurchase plan is contained in Note 5 to the condensed consolidated financial statements, which note is incorporated herein by this reference.

Credit Facility

The Company has a credit facility with a bank, which expires April 1, 2007. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) through March 31, 2005 to be used for cash advances, commercial letters of credit and shipside bonds. The Credit Line increases to $50.0 million from April 1, 2005 through March 31, 2006, and $60.0 million from April 1, 2006 through expiration on April 1, 2007. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.25% at July 31, 2004) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. The Company did not borrow under the credit facility at any time during the first half of fiscal 2004 or during fiscal 2003. The Company had $18.9 million outstanding in letters of credit at July 31, 2004. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At July 31, 2004, the Company was in compliance with all of the credit facility covenants.

A significant decrease in the Company’s operating results could adversely affect the Company’s ability to maintain the required financial ratios under the Company’s credit facility. Required financial ratios include total liabilities to tangible net worth, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility, if any. The most likely result would be that the Company would renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms.

Contractual Obligations

The Company has minimum annual rental commitments under existing store operating leases, capital leases for computer equipment, and other long-term debt obligations for multi-year computer maintenance contracts. In addition, at any time, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. At July 31, 2004, the Company’s future financial commitments under these arrangements were as follows:

Contractual Obligations

	Payments Due by Period
		Less than	1-3	3-5	More than
(in millions)	Total	1 year	years	years	5 years
Operating lease obligations	$592.6	$86.2	$169.9	$158.2	$178.3
Capital lease obligations	2.2	1.3	0.9	—	—
Long-term debt obligations	0.7	0.7	—	—	—
Letters of credit	18.9	18.9	—	—	—

Total	$614.4	$107.1	$170.8	$158.2	$178.3

The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. Most leases contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if certain sales levels are not achieved by a specified date. The Company closed four stores in fiscal 2003 and anticipates closing approximately six stores in fiscal 2004.

New Accounting Pronouncements

Information regarding new accounting pronouncements is contained in Note 2 to the condensed consolidated financial statements for the quarter ended July 31, 2004, which note is incorporated herein by this reference.

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

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company is hereby providing cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including forecasts of fiscal 2004 planned new store openings and capital expenditures, are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

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

Proprietary Brand Merchandise. Sales from proprietary brand merchandise accounted for approximately 32% of net sales in fiscal 2003. The Company may increase the percentage of net sales in proprietary brand merchandise in the future, although there can be no assurance that the Company will be able to achieve increases in proprietary brand merchandise sales as a percentage of net sales. Because the Company’s proprietary brand merchandise generally carries higher merchandise margins than its other merchandise, the Company’s failure to anticipate, identify and react in a timely manner to fashion trends with its proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise increases, may have a material adverse effect on the Company’s same store sales results, operating margins, financial condition and results of operations.

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

Expansion and Management of Growth. PacSun’s continued growth depends to a significant degree on its ability to open and operate stores on a profitable basis and on management’s ability to manage the Company’s planned expansion. The Company has previously announced plans to operate 1,400 stores by the end of 2007, of which approximately 900 will be PacSun stores, approximately 100 will be PacSun Outlet stores, and approximately 400 will be d.e.m.o. stores. At July 31, 2004, the Company operated 947 stores, of which 717 were PacSun stores, 82 were PacSun Outlet stores, and 148 were d.e.m.o. stores. The Company’s planned expansion is dependent upon a number of factors, including the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond the Company’s control may also affect the Company’s ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that the Company will achieve its planned expansion, that such expansion will be profitable, or that the Company will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Dependence on Single Distribution Facility. The Company’s distribution functions for all of its stores and for internet sales are handled from a single facility in Anaheim, California. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company’s corporate office and distribution center will be adequate to support the Company’s future growth.

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

Reliance on Foreign Sources of Production. The Company purchases merchandise directly in foreign markets for its proprietary brands. In addition, the Company purchases merchandise from domestic vendors, some of which is manufactured overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces competition from other companies for production facilities and import quota capacity. The Company also faces a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at United States ports, which could delay delivery of imports; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region that the Company does business; (iv) imposition of duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with applicable import regulations; (vi) organized labor strikes or slowdowns at United States ports; and (vii) local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in countries that the Company does business with. The inability of the Company to rely on its foreign sources of production due to any of the factors listed above could have a material adverse effect on the Company’s business, financial condition and results of operations.

Credit Facility Financial Covenants. A significant decrease in the Company’s operating results could adversely affect the Company’s ability to maintain required financial ratios under the Company’s credit facility. Required financial ratios include a rolling four-quarter EBITDA requirement, total liabilities to tangible net worth ratio, and limitations on capital expenditures. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility, if any. The most likely result would be that the Company would renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms.

Expensing of Stock Options. The FASB currently expects to issue a final standard regarding equity-based compensation in the fourth quarter of 2004. The FASB’s existing exposure draft proposes that all publicly traded companies begin recording compensation expense related to all unvested and newly granted stock options prospectively for fiscal years beginning after December 15, 2004. Currently, the Company includes such expenses on a pro forma basis in the notes to the Company’s quarterly and annual financial statements in accordance with accounting principles generally accepted in the United States of America and does not include compensation expense related to stock options in the Company’s reported earnings in the financial statements. If accounting standards are changed to require the Company to expense stock options, the Company’s reported earnings would be lower under the new standard in the fiscal year beginning January 30, 2005 and its stock price could decline.

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

To the extent the Company borrows under its credit facility, the Company is exposed to market risk related to changes in interest rates. At July 31, 2004, there were no borrowings outstanding under the Company’s credit facility and the Company did not borrow under the credit facility at any time during the first half of fiscal 2004. Based on the interest rate of 4.25% on the Company’s credit facility, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the Company’s credit facility, net income would be reduced by approximately $3,000 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Summary of Significant Accounting Policies and Nature of Business” in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended January 31, 2004. The Company is not a party with respect to derivative financial instruments.

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

PART II-OTHER INFORMATION

Item 1 – Legal Proceedings

For information regarding legal proceedings, see “Litigation” within Note 8 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 1.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

For information on repurchases made during the first half of fiscal 2004, see Note 5 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 2.

Item 3 – Defaults Upon Senior Securities - Not Applicable

Item 4 – Submission of Matters to a Vote of Security Holders

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

Voting at the 2004 Annual Meeting for the election of directors is set forth below. Each of the nominees identified below was elected a director.

NAME	VOTES CAST FOR	VOTES WITHHELD
Class I Directors:
Sally Frame Kasaks	69,579,344	2,753,862
Thomas Murnane	70,361,933	1,971,273
Peter Starrett	70,508,273	1,824,933

With respect to the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the year ended January 29, 2005, 69,062,159 votes were cast for approval, 1,976,280 votes were cast against, 1,294,767 votes abstained and there were no broker non-votes.

Item 5 – Other Information - Not Applicable

Item 6 – Exhibits and Reports on Form 8-K

Exhibit 3.1	Third Amended and Restated Articles of Incorporation of the Company

Exhibit 3.2	Third Amended and Restated Bylaws of the Company

Exhibit 10.1	First Amendment to Business Loan Agreement dated May 7, 2004 between the Company and Bank of America, N.A.

Exhibit 10.2	Second Amendment to Business Loan Agreement dated August 18, 2004 between the Company and Bank of America, N.A.

Exhibit 10.3	Amendment No. 1 to Rights Agreement dated June 18, 2004

Exhibit 31	Written statements of Greg H. Weaver and Carl W. Womack pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Greg H. Weaver and Carl W. Womack pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

On May 10, 2004, the Company filed an 8-K furnishing a press release announcing results of operations for the first quarter ended May 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Sunwear of California, Inc. (Registrant)
Date: August 30, 2004	/s/ GREG H. WEAVER
Greg H. Weaver
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 30, 2004	/s/ CARL W. WOMACK
Carl W. Womack
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Third Amended and Restated Articles of Incorporation of the Company

Exhibit 3.2	Third Amended and Restated Bylaws of the Company

Exhibit 10.1	First Amendment to Business Loan Agreement dated May 7, 2004 between the Company and Bank of America, N.A.

Exhibit 10.2	Second Amendment to Business Loan Agreement dated August 18, 2004 between the Company and Bank of America, N.A.

Exhibit 10.3	Amendment No. 1 to Rights Agreement dated June 18, 2004

Exhibit 31	Written statements of Greg H. Weaver and Carl W. Womack pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Greg H. Weaver and Carl W. Womack pursuant to section 906 of the Sarbanes-Oxley Act of 2002.