Form 10-Q
period 2004-10-30
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2004-12-09
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Yes [x]      No [  ]

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, at December 6, 2004, was 74,237,339.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended October 30, 2004

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	October 30,	January 31,
	2004	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,951	$142,840
Short-term investments	38,573	33,035
Accounts receivable	8,097	5,194
Merchandise inventories	201,010	147,751
Prepaid expenses, includes $11,810 and $10,711 of prepaid rent, respectively	20,818	16,492
Deferred income taxes	8,224	8,224

Total current assets	322,673	353,536
PROPERTY AND EQUIPMENT:
Land	12,156	12,156
Buildings and building improvements	26,691	26,686
Leasehold improvements	134,232	119,210
Furniture, fixtures and equipment	198,920	173,222

Total property and equipment	371,999	331,274
Less accumulated depreciation and amortization	(151,155)	(127,630)

Net property and equipment	220,844	203,644
OTHER ASSETS:
Goodwill	6,492	6,492
Deferred compensation and other assets	12,730	11,589

Total other assets	19,222	18,081

Total assets	$562,739	$575,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$58,619	$38,668
Accrued liabilities	47,225	54,966
Current portion of capital lease obligations	1,309	1,008
Current portion of long-term debt	453	878
Income taxes payable	12,007	15,024

Total current liabilities	119,613	110,544
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	—	228
Long-term capital lease obligations, net of current portion	736	1,227
Deferred compensation	12,289	10,925
Deferred rent	12,345	12,046
Deferred income taxes	11,529	11,529
Other long-term liabilities	92	—

Total long-term liabilities	36,991	35,955
Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 74,156,155 and 78,351,302 shares issued and outstanding, respectively	742	784
Additional paid-in capital	50,096	138,877
Retained earnings	355,297	289,101

Total shareholders’ equity	406,135	428,762

Total liabilities and shareholders’ equity	$562,739	$575,261

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share and per share amounts)

	For the Third Quarter Ended		For the Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net sales *	$329,447	$281,541	$850,086	$714,672
Cost of goods sold, including buying, distribution and occupancy costs *	210,827	181,041	553,197	470,587

Gross margin *	118,620	100,500	296,889	244,085
Selling, general and administrative expenses *	67,733	61,241	191,621	170,279

Operating income	50,887	39,259	105,268	73,806
Interest income, net	404	213	1,176	342

Income before income tax expense	51,291	39,472	106,444	74,148
Income tax expense	19,394	14,963	40,248	28,281

Net income	$31,897	$24,509	$66,196	$45,867

Comprehensive income	$31,897	$24,509	$66,196	$45,867

Net income per share, basic	$0.43	$0.32	$0.87	$0.60

Net income per share, diluted	$0.42	$0.31	$0.85	$0.59

Weighted average shares outstanding, basic	74,415,403	77,685,516	76,298,445	76,031,944

Weighted average shares outstanding, diluted	75,919,451	79,876,426	77,996,056	78,322,218

* See Note 2, “Shipping and Handling Revenues and Expenses” for a reconciliation of net sales, gross margins, and selling, general and administrative expenses as reported herein to the corresponding amounts for such items as reported in the Company’s third quarter press release as furnished on Form 8-K dated November 8, 2004.

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Nine Months Ended
	October 30,	November 1,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,196	$45,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,661	26,939
Loss on disposal of equipment	2,474	1,492
Tax benefits related to exercise of stock options	4,429	14,449
Change in operating assets and liabilities:
Accounts receivable	(2,903)	(972)
Merchandise inventories	(53,259)	(45,751)
Prepaid expenses	(4,326)	(1,661)
Deferred compensation and other assets	223	5,959
Accounts payable	19,951	9,108
Accrued liabilities	(5,677)	3,796
Income taxes payable and deferred income taxes	(3,017)	(550)
Deferred rent	299	1,234
Other long-term liabilities	92	—

Net cash provided by operating activities	54,143	59,910
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,286)	(27,721)
Purchases of short-term investments	(23,374)	(10,410)
Maturities of short-term investments	17,836	—

Net cash used in investing activities	(50,824)	(38,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(109,502)	—
Proceeds from exercise of stock options	10,779	27,111
Principal payments under capital lease obligations	(832)	(1,186)
Principal payments under long-term debt obligations	(653)	(614)
Cash paid in-lieu of fractional shares due to 3-for-2 stock split	—	(33)

Net cash (used in)/provided by financing activities	(100,208)	25,278

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS:	(96,889)	47,057
CASH AND CASH EQUIVALENTS, beginning of period	142,840	36,438

CASH AND CASH EQUIVALENTS, end of period	$45,951	$83,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$105	$185
Income taxes	$38,836	$14,382

Supplemental disclosures of non-cash transactions (in thousands): During the nine months ended October 30, 2004, the Company recorded an increase to additional paid-in capital of $5,471 related to the issuance of restricted stock to satisfy certain deferred compensation liabilities (see Note 6). During the nine months ended October 30, 2004 and November 1, 2003, the Company’s accrued capital expenditures increased by $3,407 and $2,960, respectively.

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, all amounts in thousands except share and per share amounts or unless otherwise indicated)

NOTE 1 — BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its subsidiaries, Pacific Sunwear Stores Corp. and Miraloma Corp. (formerly “ShopPacSun.com Corp.”) (the “Company”). All intercompany transactions have been eliminated in consolidation.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. “Fiscal 2004” is the 52-week period ending January 29, 2005. “Fiscal 2003” was the 52-week period ended January 31, 2004. The third quarter and first nine months of fiscal 2004 were the 13- and 39-week periods ended October 30, 2004, respectively. The third quarter and first nine months of fiscal 2003 were the 13- and 39-week periods ended November 1, 2003, respectively.

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the third quarter and nine months ended October 30, 2004 are not necessarily indicative of the results that may be expected for fiscal 2004. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2004.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Short-term Investments — Short-term investments are classified as held-to-maturity and consist of marketable corporate and U.S. agency debt instruments with original maturities of three months to one year and are carried at amortized cost, less other than temporary impairments in value. Cost is determined by specific identification. At October 30, 2004, the fair value of the Company’s portfolio was $38.5 million, consisting of corporate debentures of $21.5 million, U.S. agency debentures of $10.0 million, U.S. Treasury notes of $4.0 million and corporate commercial paper of $3.0 million.

Property and Equipment — Leasehold improvements and furniture, fixtures and equipment are stated at cost. Amortization of leasehold improvements is computed on the straight-line method over the lesser of an asset’s estimated useful life or the life of the related store’s lease (generally 10 years). Depreciation on furniture, fixtures and equipment is computed on the straight-line method over five years. Depreciation on buildings and building improvements is computed on the straight-line method over the estimated useful life of the asset (generally 39 years).

Revenue Recognition — Sales are recognized upon purchase by customers at the Company’s retail store locations or upon delivery to and acceptance by the customer for orders placed through the Company’s website. The Company accrues for estimated sales returns by customers based on historical sales return results. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account the Company’s estimate of the portion of gift cards that will not be redeemed or recovered (see Note 4).

Shipping and Handling Revenues and Expenses — The Company accounts for shipping and handling revenues and expenses in accordance with Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” All shipping and handling revenues and expenses relate to sales activity generated from the Company’s website. These amounts, which were previously netted within selling, general and administrative expenses (SG&A) in our third quarter earnings press release as filed on Form 8-K dated November 8, 2004, have been reclassified for purposes of this quarterly report on Form 10-Q in accordance with EITF 00-10. Accordingly, amounts charged to the Company’s internet customers for shipping and handling revenues have been reclassified to net sales. Amounts paid by the Company for internet shipping and handling expenses have been reclassified to cost of goods sold and encompass payments to third party shippers and costs to store, move and prepare merchandise for shipment. A reconciliation of the reclassifications of shipping and handling revenues and expenses for the periods presented is provided below:

	For the Third Quarter Ended		For the Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net sales per 8-K	$329,083	$281,253	$849,011	$713,976
E-commerce shipping revenues	364	288	1,075	696

Net sales as reported	$329,447	$281,541	$850,086	$714,672

Gross margins per 8-K	$118,880	$100,617	$297,272	$244,305
E-commerce net shipping costs	(260)	(117)	(383)	(220)

Gross margins as reported	$118,620	$100,500	$296,889	$244,085

SG&A per 8-K	$67,993	$61,358	$192,004	$170,499
E-commerce net shipping costs	(260)	(117)	(383)	(220)

SG&A as reported	$67,733	$61,241	$191,621	$170,279

Customer Loyalty Programs - The Company’s primary customer loyalty programs are referred to as “PacBucks” for PacSun and PacSun Outlet stores and “d.e.m.o. Dollars” for d.e.m.o. stores. The Company also has a customer loyalty discount program related to its private label credit card. These programs offer customers dollar-for-dollar discounts on future merchandise purchases within stated redemption periods if they purchase specified levels of merchandise in a current transaction. These programs are recorded as a direct reduction in net sales upon redemption, which is generally within 30 days of the original issuance.

Cost of Goods Sold, including Buying, Distribution and Occupancy Costs — Cost of goods sold includes the landed cost of merchandise and all expenses incurred by the Company’s buying and distribution functions. These costs include inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and any other costs borne by the Company’s buying department and distribution center. Occupancy costs include store rents, common area charges, as well as store expenses related to telephone service, supplies, repairs and maintenance, insurance, loss prevention, and taxes and licenses.

Selling, General and Administrative Expenses — Selling, general and administrative expenses include payroll, depreciation and amortization, advertising, credit authorization charges, expenses associated with the counting of physical inventories, and all other general and administrative expenses not directly related to merchandise or operating the Company’s stores.

Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and, accordingly, does not currently include compensation expense related to stock options in reported net income. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting

for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS 148 for the third quarter and nine months ended October 30, 2004 below.

SFAS 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following ranges of weighted average assumptions: expected life, 5 years; stock volatility of 37.0% to 37.8% for fiscal 2004 and 40.4% to 53.7% for fiscal 2003; risk-free interest rates of 3.3% to 3.7% for fiscal 2004 and 2.9% to 3.3% for fiscal 2003; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2004 and fiscal 2003 awards had been amortized to expense over the vesting period of the awards, net income and earnings per share for the third quarter and nine months ended October 30, 2004 and November 1, 2003, respectively, would have been reduced to the pro forma amounts indicated below:

	For the Third Quarter Ended		For the Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net Income
As reported	$31,897	$24,509	$66,196	$45,867
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,530)	(1,437)	(4,758)	(4,515)

Pro forma	$30,367	$23,072	$61,438	$41,352

Net Income Per Share, Basic
As reported	$0.43	$0.32	$0.87	$0.60
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.02)	(0.02)	(0.06)	(0.06)

Pro forma	$0.41	$0.30	$0.81	$0.54

Net Income Per Share, Diluted
As reported	$0.42	$0.31	$0.85	$0.59
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.02)	(0.02)	(0.06)	(0.06)

Pro forma	$0.40	$0.29	$0.79	$0.53

Segment Reporting — The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. The Company has identified four operating segments (PacSun stores, PacSun Outlet stores, d.e.m.o. stores, and e-commerce) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The four operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the four operating segments.

New Accounting Pronouncements — In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities” and in December 2003, issued FIN 46(R) (revised December 2003) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46(R) applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN 46(R) applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 and FIN 46(R) did not have a material impact on the Company’s financial position or results of operations because the Company has no interest in variable interest entities.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” for which the measurement and recognition provisions are effective for reporting periods beginning after June 15, 2004. EITF 03-1 provides a three-step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. The adoption of EITF 03-1 did not have a material impact on the Company’s financial position or results of operations because the Company has the ability and intent to hold all of its held-to-maturity marketable securities until maturity.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - DEFERRED COMPENSATION AND OTHER ASSETS

The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. The deferred compensation asset balance represents the investments held by the Company to cover the vested participant balances in the Executive Plan of $12,289 and $10,925 included in long-term liabilities as of October 30, 2004 and January 31, 2004, respectively.

	October 30,	January 31,
	2004	2004
Deferred compensation	$12,471	$10,919
Long-term computer maintenance contracts	128	502
Other assets	131	168

	$12,730	$11,589

NOTE 4 — ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	October 30,	January 31,
	2004	2004
Accrued compensation and benefits	$13,917	$17,578
Accrued capital expenditures	9,245	5,838
Accrued sales tax payable	5,608	6,189
Accrued gift cards and store merchandise credits	2,703	4,618
Accrued medical expenses	2,196	1,260
Accrued sublease loss charges (Note 8)	1,700	5,543
Accrued restricted stock compensation (Note 6)	659	5,118
Other	11,197	8,822

	$47,225	$54,966

NOTE 5 — COMMON STOCK REPURCHASE AND RETIREMENT

The Company’Board of Directors has authorized a common stock repurchase plan in three separate authorizations. The Company’s stock repurchase activity under this plan is as follows:

					Maximum
			# of Shares		Value of
			Purchased		Shares that
		Average	as Part of		May Yet be
		Price	Publicly	Value of	Purchased
	# of Shares	Per Paid	Announced	Shares	Under the
Period	Purchased	Share	Plan	Purchased	Plan
Authorization #1 (1)
February 2004	75.0	$23.99	75.0	$1,799.3	$48,200.7
April 2004	2,148.7	$22.43	2,148.7	$48,195.4	$5.3

Total	2,223.7	$22.48	2,223.7	$49,994.7
Authorization #2 (2)
June 2004	482.1	$19.70	482.1	$9,495.3	$15,504.7
July 2004	812.4	$19.01	812.4	$15,440.6	$64.1

Total	1,294.5	$19.26	1,294.5	$24,935.9
Authorization #3 (3)
August 2004	1,746.0	$19.80	1,746.0	$34,570.8	$15,429.2

Grand Total	5,264.2	$20.80	5,264.2	$109,501.4	$15,498.6

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

NOTE 6 — RESTRICTED STOCK

During the year ended January 30, 2000, the Company granted a restricted stock award of 112,500 shares with a purchase price of $0.01 per share to its Chief Executive Officer (“CEO”). The award was scheduled to vest 25% on each of September 17, 2001, 2002, 2003 and 2004, if, in each instance, certain cumulative annual earnings per share growth targets had been satisfied. Under the award agreement, shares that did not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remained available for future vesting if the cumulative annual earnings per share growth targets were met as of a subsequent vesting date. During fiscal 2004, the Company’s Board of Directors verified that the final cumulative annual earnings per share growth target for this award had been met. Accordingly, the CEO became vested in and received the total share award of 112,500 shares during fiscal 2004 and, as a result, the Company reclassified previously recognized compensation expense of $2.6 million from accrued liabilities to additional paid-in capital.

During the year ended February 4, 2001, the Company granted a restricted stock award of 168,750 shares with a purchase price of $0.01 per share to its CEO. The award is scheduled to vest 25% on each of March 15, 2002, 2003, 2004 and 2005, if, in each instance, certain cumulative annual earnings per share growth targets have been satisfied. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remain available for future vesting if the cumulative annual earnings per share growth targets are met as of a subsequent vesting date. During the first quarter of fiscal 2004, the Company’s Board of Directors verified that the third cumulative annual earnings per share growth target for this award had been met. Accordingly, the CEO became immediately vested in and received 75% of the total share award, or 126,563 shares. The remaining 25%, or 42,187 shares, will vest and be received by the CEO in March 2005 upon confirmation by the Board of Directors that the fiscal 2004 cumulative annual earnings per share growth target has been met by the Company. As a result of the delivery of 126,563 shares to the CEO during the first quarter of fiscal 2004, the Company reclassified previously recognized compensation expense of $2.9 million from accrued liabilities to additional paid-in capital. At October 30, 2004, the Company had accrued $0.7 million to recognize the cumulative vested fair value of the remaining 42,187 shares. This amount is included in accrued liabilities (see Note 4) on the balance sheet. The Company will be required to account for these final 42,187 shares under variable accounting rules, which will require adjustments to compensation expense until the delivery date based on additional vesting of the shares and changes in the market price of the Company’s stock. For example, based on the market price of the Company’s stock at October 30, 2004 of $23.44, the Company would be required to record additional compensation expense of approximately $0.3 million through March 15, 2005. Additionally, based on any change in the market price of the Company’s stock until the delivery date, the cumulative compensation expense recognized for this portion of this award will continue to be adjusted.

NOTE 7 — NET INCOME PER SHARE, BASIC AND DILUTED

The following table summarizes the computation of earnings per share:

Third Quarter Ended:

	October 30, 2004			November 1, 2003
			Per Share			Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic EPS:	$31,897	74,415,403	$0.43	$24,509	77,685,516	$0.32
Diluted EPS:
Effect of dilutive stock options	—	1,504,048	(0.01)	—	2,190,910	(0.01)

	$31,897	75,919,451	$0.42	$24,509	79,876,426	$0.31

Nine Months Ended:

	October 30, 2004			November 1, 2003
			Per Share			Per Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic EPS:	$66,196	76,298,445	$0.87	$45,867	76,031,944	$0.60
Diluted EPS:
Effect of dilutive stock options	—	1,697,611	(0.02)	—	2,290,274	(0.01)

	$66,196	77,996,056	$0.85	$45,867	78,322,218	$0.59

Options to purchase 1,128,234 and 2,073 shares of common stock in the third quarter of fiscal 2004 and fiscal 2003, respectively, and 961,022 and 14,335 shares of common stock in the first nine months of fiscal 2004 and fiscal 2003, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation — During fiscal 2003, the Company reached an agreement to settle all claims related to two lawsuits concerning overtime pay for a total of $4.0 million. The suits were Auden v. Pacific Sunwear of California, Inc., which was filed September 17, 2001, and Adams v. Pacific Sunwear of California, Inc., which was filed November 1, 2002. The complaints alleged that the Company improperly classified certain California based employees as “exempt” from overtime pay. In the first quarter of fiscal 2004, the Company paid substantially all amounts due pursuant to the terms of the settlement agreement. The settlement did not have a material impact on the Company’s results of operations for fiscal 2004 or fiscal 2003.

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect upon the results of operations or financial condition of the Company.

Indemnities, Commitments, and Guarantees — During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The Company has issued guarantees in the form of commercial letters of credit as security for merchandise shipments from overseas. There were $32.7 million of these letters of credit outstanding at October 30, 2004. The Company remains secondarily liable under a guarantee within a sublease on one of its former store locations should the sublessee default on its lease payments. The term of the sublease ends December 31, 2014. At October 30, 2004, the Company had $0.4 million recorded in accrued liabilities to recognize the estimated fair value of this guarantee assuming that another sublessee would be found within one year should the original sublessee default. The aggregate rental payments remaining on the master lease agreement at October 30, 2004, were $5.6 million. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.

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

Sublease Loss Charges — During the second quarter of fiscal 2004, the Company executed a lease termination agreement related to the Company’s former corporate offices and distribution center that resulted in the Company reversing $0.9 million in previously accrued liabilities. The Company retains no future obligations regarding these premises.

The Company remains liable under an operating lease covering a former store location. The Company has subleased 3,200 of a total 5,200 square feet of these premises. At October 30, 2004, the Company had $1.7 million recorded in accrued liabilities to account for the Company’s net remaining contractual lease obligations for this location, which includes estimated sublease assumptions for the remaining 2,000 square feet. The Company continues to update its sublease assumptions on a quarterly basis based on its review of current real estate market conditions and any on-going negotiations. To the extent management’s estimates relating to the Company’s ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges or reversals of previous charges may be recorded in the future. At October 30, 2004, the gross remaining obligations under the Company’s original lease, exclusive of any sublease income, were approximately $6.3 million.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Consolidated Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factors” in this section.

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

Net merchandise margins - Management analyzes the components of net merchandise margins, specifically initial markups and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s use of markdowns could have an adverse impact on the Company’s gross margin results and results of operations.

Operating margin - Management views operating margin as a key indicator of the Company’s success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and the Company’s ability to control operating expenses. Operating margin as a percentage of net sales for the first nine months of fiscal 2004 was 12.4% as compared to 10.3% for the first nine months of fiscal 2003. For a discussion of the changes in the components comprising operating margins, see “Results of Operations” in this section. Full fiscal year operating margins for fiscal 2003, 2002 and 2001, were 12.3%, 9.6% and 6.5%, respectively. The first half of the Company’s fiscal year historically accounts for a smaller percentage of annual net sales and operating margin as compared to the second half. The Company’s highest historical operating margin was 12.9% for fiscal 1999.

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

Cash flow and liquidity (working capital) - Management evaluates cash flow from operations, liquidity and working capital to determine the Company’s short-term operational financing needs. Management expects cash flows from operations will be sufficient to finance operations without borrowing under the Company’s credit facility during the next twelve months.

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

Revenue Recognition - Sales are recognized upon purchase by customers at the Company’s retail store locations or upon delivery to and acceptance by the customer for orders placed through the Company’s website. The Company accrues for estimated sales returns by customers based on historical sales return results. Actual return rates have historically been within management’s expectations and the reserves established. However, in the event that the actual rate of sales returns by customers increased significantly, the Company’s operational results could be adversely affected. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account the Company’s estimate of the portion of gift cards that will not be redeemed or recovered.

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

Evaluation of Long-Lived Assets - In the normal course of business, the Company acquires tangible and intangible assets. The Company periodically evaluates the recoverability of the carrying amount of its long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset or asset group are less than its carrying amount. Impairments are recognized in operating earnings. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability. Numerous factors, including changes in the Company’s business, industry segment, and the global economy, could significantly impact management’s decision to retain, dispose of, or idle certain of its long-lived assets.

Evaluation of Insurance Reserves - The Company is responsible for workers’ compensation insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims, both reported and incurred but not reported, based on historical claims experience and other estimated assumptions. Actual claims activity has historically been within management’s expectations and the reserves established. To the extent claims experience or management’s estimates change, additional charges may be recorded in the future up to the aggregate stop loss amount for each policy year.

Accrued Sublease Loss Charges - The Company remains liable under an operating lease covering a former store location. The Company executed a sublease covering 3,200 of the total 5,200 square feet of this location during the first quarter of fiscal 2004. At October 30, 2004, the Company had $1.7 million recorded in accrued liabilities to account for the Company’s net remaining contractual lease obligations for this location, which includes estimated sublease assumptions for the remaining 2,000 square feet. The Company continues to update its sublease assumptions on a quarterly basis based on its review of current real estate market conditions and any on-going negotiations. To the extent management’s estimates relating to the Company’s ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges or reversals of previous charges may be recorded in the future. At October 30, 2004, the gross remaining obligations under the Company’s original lease, exclusive of any sublease income, were approximately $6.3 million. This amount is included in the contractual obligations table within Management’s Discussion and Analysis of Financial Condition and

Results of Consolidated Operations. See “Contractual Obligations” within “Liquidity and Capital Resources.”

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

Results of Operations

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

	Third Quarter Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	64.0%	64.3%	65.1%	65.9%

Gross margin	36.0%	35.7%	34.9%	34.1%
Selling, general and administrative expenses	20.5%	21.8%	22.5%	23.8%

Operating income	15.5%	13.9%	12.4%	10.3%
Interest income, net	0.1%	0.1%	0.1%	0.1%

Income before income tax expense	15.6%	14.0%	12.5%	10.4%
Income tax expense	5.9%	5.3%	4.7%	4.0%

Net income	9.7%	8.7%	7.8%	6.4%

The following table sets forth the Company’s number of stores and total square footage as of the dates indicated:

	October 30,	November 1,
	2004	2003
PacSun stores	734	664
Outlet stores	84	78
d.e.m.o. stores	159	121

Total stores	977	863

Total square footage (in 000’s)	3,391	2,937

The third quarter (13 weeks) ended October 30, 2004 as compared to the third quarter (13 weeks) ended November 1, 2003

Net Sales

Net sales increased to $329.4 million for the third quarter of fiscal 2004 from $281.5 million for the third quarter of fiscal 2003, an increase of $47.9 million, or 17.0%. The components of this $47.9 million increase in net sales are as follows:

Amount
($million)	Attributable to
$20.8	Net sales from 105 new stores opened in fiscal 2004 not yet included in the comparable store base
16.9	6.6% increase in comparable store net sales in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003
6.9	Net sales from stores opened in fiscal 2003 not yet included in the comparable store base
4.2	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales, including shipping and handling revenues)
(0.9)	5 closed stores in fiscal 2004 and 4 closed stores in fiscal 2003

$47.9	Total

Of the 6.6% increase in comparable store net sales in the third quarter of fiscal 2004, PacSun and PacSun Outlet comparable store net sales increased 6.8% and d.e.m.o. comparable store net sales increased 4.8%. Total transactions per comparable store were up 1% and the average sale transaction in a comparable store was up 5%, primarily driven by a 4% increase in average retail prices per unit. The increases in average retail prices were focused in particular merchandise categories wherein the Company believed it had strategic opportunities that allowed for such increases.

Within PacSun and PacSun Outlet, comparable store net sales of girl’s and guy’s merchandise increased 8% and 5%, respectively. Girl’s comparable store net sales results were characterized by strength in sneakers, denim, skirts, accessories, tees, knits, and fleece. Guy’s comparable store net sales results were characterized by strength in sneakers, wovens, denim, tees, and fleece.

Within d.e.m.o., comparable store net sales of girl’s merchandise increased 17% while guy’s merchandise decreased 3%. Girl’s comparable store net sales results were characterized by strength in denim, outerwear, knits, and tees. Guy’s comparable store net sales results were characterized by weakness in knits, fleece, and active hookups, partially offset by strength in wovens and denim. The sales trend within d.e.m.o. was primarily driven by expanded product offerings for girls, including accessories and footwear.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $118.6 million for the third quarter of fiscal 2004 from $100.5 million for the third quarter of fiscal 2003, an increase of $18.1 million, or 18.0%. As a percentage of net sales, gross margin was 36.0% for the third quarter of fiscal 2004 compared to 35.7% for the third quarter of fiscal 2003. The 0.3% increase in gross margin as a percentage of net sales was attributable to leverage of non-merchandise margin costs over higher total sales and improved merchandise margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $67.7 million for the third quarter of fiscal 2004 from $61.2 million for the third quarter of fiscal 2003, an increase of $6.5 million, or 10.6%. These expenses decreased to 20.5% as a percentage of net sales in the third quarter of fiscal 2004 from 21.8% in the third quarter of fiscal 2003. The components of this 1.3% net decrease in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
(0.9) %	Decrease in restricted stock expense to $0.4 million (0.1% of net sales) for the third quarter of fiscal 2004 from $2.7 million (1.0% of net sales) for the third quarter of fiscal 2003. During the third quarter of fiscal 2003, a grant of restricted stock to the Chief Executive Officer was reinstated in the amount of $2.1 million upon the Company’s determination that the fiscal 2003 cumulative earnings per share growth target would be met (see Note 6 to the condensed consolidated financial statements). The Company adjusts the amount of restricted stock expense quarterly based on additional vesting of the restricted stock and changes in the Company’s stock price.
(0.3) %	Decrease in store closing expenses to $0.5 million (0.2% of net sales) for the third quarter of fiscal 2004 from $1.4 million (0.5% of net sales) for the third quarter of fiscal 2003, primarily due to executing fewer store relocations/expansions/closures in the third quarter of fiscal 2004 (3) versus the third quarter of fiscal 2003 (18)
(0.1) %	Decrease in other selling, general and administrative expenses as a percentage of net sales to 20.2% for the third quarter of fiscal 2004 from 20.3% for the third quarter of fiscal 2003, primarily due to leveraging these expenses over higher total sales. Other selling, general and administrative expenses increased in absolute dollars to $66.8 million for the third quarter of fiscal 2004 compared to $57.1 million for the third quarter of fiscal 2003, primarily due to the addition of 105 new stores in fiscal 2004 as well as increased sales volume
(1.3)%	Total

Net Interest Income

Net interest income was $0.4 million in the third quarter of fiscal 2004 compared to $0.2 million in the third quarter of fiscal 2003, an increase of $0.2 million.

Income Tax Expense

Income tax expense was $19.4 million for the third quarter of fiscal 2004 compared to $15.0 million for the third quarter of fiscal 2003. The effective income tax rate was 37.8% in the third quarter of fiscal 2004 and 37.9% in the third quarter of fiscal 2003. The lower effective income tax rate for the third quarter of fiscal 2004 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate for the Company will vary depending on a number of factors, such as differing income tax rates and net sales in the respective states.

The nine months (39 weeks) ended October 30, 2004 as compared to the nine months (39 weeks) ended November 1, 2003

Net Sales

Net sales increased to $850.1 million for the first nine months of fiscal 2004 from $714.7 million for the first nine months of fiscal 2003, an increase of $135.4 million, or 18.9%. The components of this $135.4 million increase in net sales are as follows:

Amount
($million)	Attributable to
$55.1	8.4% increase in comparable store net sales in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003
36.2	Net sales from stores opened in fiscal 2003 not yet included in the comparable store base
33.7	Net sales from 105 new stores opened in fiscal 2004 not yet included in the comparable store base
Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales, including shipping and handling revenues)
(1.9)	5 closed stores in fiscal 2004 and 4 closed stores in fiscal 2003
$135.4	Total

Of the 8.4% increase in comparable store net sales in the first nine months of fiscal 2004, PacSun and PacSun Outlet comparable store net sales increased 8.8% and d.e.m.o. comparable store net sales increased 4.7%. Total transactions per comparable store were up 2% and the average sale transaction in a comparable store was up 6%, due to 3% increases in average retail prices per unit as well as the number of items per sale transaction. The increases in average retail prices were focused in particular merchandise categories wherein the Company believed it had strategic opportunities that allowed for such increases.

Within PacSun and PacSun Outlet, comparable store net sales of guy’s and girl’s merchandise increased 9% and 8%, respectively. Guy’s comparable store net sales results were characterized by strength in sneakers, wovens, tees, denim, accessories, and swimwear. Girl’s comparable store net sales results were characterized by strength in sneakers, accessories, denim, knits, skirts, shorts, swim, and tees.

Within d.e.m.o., comparable store net sales of girl’s merchandise increased 20% while guy’s merchandise decreased 4%. Girl’s comparable store net sales results were characterized by strength in denim, outerwear, knits, tees, and accessories. Guy’s comparable store net sales results were characterized by weakness in knits, fleece, active hookups, and shorts, partially offset by strength in wovens, denim, and active knits. The sales trend within d.e.m.o. was primarily driven by expanded product offerings for girls, including accessories and footwear.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $296.9 million for the first nine months of fiscal 2004 from $244.1 million for the first nine months of fiscal 2003, an increase of $52.8 million, or 21.6%. As a percentage of net sales, gross margin was 34.9% for the first nine months of fiscal 2004 compared to 34.1% for the first nine months of fiscal 2003. The 0.8% increase in gross margin as a percentage of net sales was approximately equally attributable to improved merchandise margins and leverage of non-merchandise margin costs over higher total sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $191.6 million for the first nine months of fiscal 2004 from $170.3 million for the first nine months of fiscal 2003, an increase of $21.3 million, or 12.5%. These expenses decreased to 22.5% as a percentage of net sales in the first nine months of fiscal 2004 from 23.8% in the first nine months of fiscal 2003. The components of this 1.3% net decrease in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
(0.6) %	Decrease in restricted stock expense to $1.0 million (0.1% of net sales) for the first nine months of fiscal 2004 from $4.8 million (0.7% of net sales) for the first nine months of fiscal 2003. During fiscal 2003, two grants of restricted stock to the Chief Executive Officer were reinstated upon the Company’s determination that the fiscal 2003 cumulative earnings per share growth targets would be met (see Note 6 to the condensed consolidated financial statements)
(0.2) %	Decrease in store closing expenses to $1.6 million (0.2% of net sales) for the first nine months of fiscal 2004 from $3.2 million (0.4% of net sales) for the first nine months of fiscal 2003, primarily due to the lease termination agreement related to the Company’s former corporate offices and distribution center; the lease termination resulted in the Company reversing $0.9 million in previously accrued liabilities (see Note 8 to the condensed consolidated financial statements)
(0.5) %	Decrease in other selling, general and administrative expenses as a percentage of net sales to 22.2% for the third quarter of fiscal 2004 from 22.7% for the third quarter of fiscal 2003, primarily due to leveraging these expenses over higher total sales. Other selling, general and administrative expenses increased in absolute dollars to $189.0 million for the third quarter of fiscal 2004 compared to $162.3 million for the third quarter of fiscal 2003, primarily due to the addition of 105 new stores in fiscal 2004 as well as increased sales volume
(1.3)%	Total

Net Interest Income

Net interest income was $1.2 million in the first nine months of fiscal 2004 compared to $0.3 million in the first nine months of fiscal 2003, an increase of $0.9 million. This increase was primarily the result of higher average cash and short-term investment balances as well as higher investment returns in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003.

Income Tax Expense

Income tax expense was $40.2 million for the first nine months of fiscal 2004 compared to $28.3 million for the first nine months of fiscal 2003. The effective income tax rate was 37.8% in the first nine months of fiscal 2004 and 38.1% in the first nine months of fiscal 2003. The lower effective income tax rate for the first nine months of fiscal 2004 was primarily attributable to a lower weighted effective state income tax rate for the Company. The weighted effective state income tax rate for the Company will vary depending on a number of factors, such as differing income tax rates and net sales in the respective states.

Liquidity and Capital Resources

The Company has financed its operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. The Company’s primary capital requirements have been for the construction costs of newly opened, remodeled, expanded or relocated stores, net of landlord allowances, the financing of inventories and, in the past, construction of corporate facilities. Management believes that the Company’s working capital, cash flows from operating activities and credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements for the next twelve months.

Operating Cash Flows

Net cash provided by operating activities was $54.1 million for the first nine months of fiscal 2004 compared to $59.9 million for the first nine months of fiscal 2003. The $5.8 million decrease in cash provided by operations in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 was attributable to the following:

Amount
($million)	Attributable to
$(10.0)	Decrease in tax benefits from stock option exercises, primarily due to fewer stock option exercises
(9.5)	Decrease in accrued liabilities, primarily due to the payment of the Auden and Adams settlements of $4.0 million (see Note 8 to the condensed consolidated financial statements), the payment of fiscal 2003 bonuses ($7.6 million) partially offset by fiscal 2004 bonus accruals ($4.4 million), the lease termination covering the Company’s former corporate offices and distribution center which resulted in the reversal of $0.9 million in previously recognized expenses (see Note 8 to the condensed consolidated financial statements), and other items netting to a $1.4 million reduction in accrued expenses
(5.7)	Decrease in deferred compensation accruals, primarily due to the delivery of restricted stock to the Chief Executive Officer in the amount of $5.5 million (see Note 6 to the condensed consolidated financial statements)
(0.9)	Other items netting to a cash flow decrease
20.3	Increase in net income
$(5.8)	Total

Working Capital

Working capital at October 30, 2004 was $203.1 million compared to $243.0 million at January 31, 2004, a decrease of $39.9 million. The components of this $39.9 million decrease in working capital were as follows:

Amount
($million)	Attributable to
$(91.4)	Decrease in cash and short-term investments, primarily due to $109.5 million in common stock repurchases made in the first nine months of fiscal 2004
33.3	Increase in inventories, net of accounts payable, primarily due to square footage growth of 15%
7.7	Decrease in accrued liabilities, primarily due to the payment of the Auden and Adams settlements of $4.0 million (see Note 8 to the condensed consolidated financial statements), the payment of fiscal 2003 bonuses ($7.6 million) partially offset by fiscal 2004 bonus accruals ($4.4 million), the lease termination covering the Company’s former corporate offices and distribution center which resulted in the reversal of $0.9 million in previously recognized expenses (see Note 8 to the condensed consolidated financial statements), and other items netting to a $0.4 million increase in accrued expenses
3.0	Decrease in accrued income taxes due to payment of fiscal 2003 and 2004 income taxes and accrual of tax benefits related to stock option exercises, partially offset by fiscal 2004 income tax accruals
7.5	Other items netting to a working capital increase
$(39.9)	Total

Investing Cash Flows

Net cash used in investing activities in the first nine months of fiscal 2004 was $50.8 million compared to $38.1 million for the first nine months of fiscal 2003, an increase in cash used of $12.7 million. The components of the $50.8 million in cash used in investing activities in the first nine months of fiscal 2004 are as follows:

Amount
($million)	Attributable to
$(35.7)	Construction costs of new, expanded and relocated stores
(23.4)	Purchases of short-term investments classified as held-to-maturity
(5.0)	Other capital expenditures, including computer hardware and software
(4.5)	Maintenance capital expenditures on existing stores
17.8	Maturities of short-term investments classified as held-to-maturity
$(50.8)	Total

In the remainder of fiscal 2004, capital expenditures are expected to be approximately $10-15 million, of which approximately $8-13 million will be for opening new and relocated/expanded stores, and approximately $2 million will be used for other capital expenditures, including maintenance capital on existing stores and computer hardware and software.

During the year ended January 28, 2006 (“fiscal 2005”), the Company plans to open approximately 120 net new stores, of which approximately 70 will be PacSun stores, approximately 10 will be PacSun Outlet stores, and approximately 40 will be d.e.m.o. stores. The Company also plans to expand or relocate approximately 30-35 of its most productive stores to larger locations during fiscal 2005.

Based on the Company’s current projected store opening and relocation/expansion plans through fiscal 2007, the Company’s capital resource needs for those stores will be approximately as follows:

	2005	2006	2007	Total
Number of new and relocated stores	155	175	185	515
Estimated capital expenditures (in ‘000s)	$52,000	$62,000	$69,000	$183,000

The Company expects cash flows from operations to be sufficient to provide the liquidity and resources necessary to achieve its stated store opening and relocation/expansion goals through fiscal 2007. Cash flows from operations (in thousands) for the first nine months of fiscal 2004 as well as for all of fiscal 2003 and 2002 were $54,143, $151,647, and $76,623, respectively. The Company has not entered into any material purchase commitments for capital expenditures related to its store opening or relocation/expansion plans. The average total cost to build new stores or expand or relocate stores will vary in the future depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances.

The Company has previously stated its goal to operate 1,400 stores by the end of 2007 and that its existing corporate offices and distribution center would be adequate to support those growth plans. If growth plans were to accelerate or if the Company’s previous assumptions regarding the adequacy of its existing facilities were to be proven inaccurate, the Company may purchase additional land and begin construction of a new, additional corporate office and a new, additional distribution center at any time before the end of fiscal 2007. The Company has initiated planning efforts to assess this possible future need. Costs of this possible future construction are currently unknown. Costs to construct the Company’s current corporate offices and distribution center were approximately $52 million and were incurred during fiscal 2000 and fiscal 2001.

Financing Cash Flows

Net cash used in financing activities in the first nine months of fiscal 2004 was $100.2 million compared to cash provided of $25.3 million for the first nine months of fiscal 2003, an increase in cash used of $125.5 million. The components of the $125.5 million increase in cash used in financing activities in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 were as follows:

Amount
($million)	Attributable to
$(109.5)	Repurchases of common stock
(16.3)	Decrease in proceeds received from stock option exercises
0.3	Decrease in principal payments under long-term debt and capital lease obligations
$(125.5)	Total

Common Stock Repurchase and Retirement — Information regarding the Company’s common stock repurchase plan is contained in Note 5 to the condensed consolidated financial statements, which note is incorporated herein by this reference.

In its discretion, the Company’s Board of Directors authorized the stock repurchase plan as a means to reduce the Company’s overall number of shares outstanding, thereby providing greater value to the Company’s shareholders through increased earnings per share. The Company does not expect the impact of stock repurchases to be significant to its overall liquidity needs as it expects cash flows from operations to continue to be strong in the future. The Company believes this is a prudent use of a portion of the $175.9 million in cash and short-term investments available to it as of the end of fiscal 2003 in order to enhance shareholder value.

Credit Facility

The Company has a credit facility with a bank, which expires April 1, 2007. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) through March 31, 2005 to be used for cash advances, commercial letters of credit and shipside bonds. The Credit Line increases to $50.0 million from April 1,

2005 through March 31, 2006, and $60.0 million from April 1, 2006 through expiration on April 1, 2007. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.75% at October 30, 2004) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. The Company did not borrow under the credit facility at any time during the first nine months of fiscal 2004 or during fiscal 2003. The Company had $32.7 million outstanding in letters of credit at October 30, 2004. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At October 30, 2004, the Company was in compliance with all of the credit facility covenants.

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

Contractual Obligations

The Company has minimum annual rental commitments under existing store operating leases, capital leases for computer equipment, and other long-term debt obligations for multi-year computer maintenance contracts. In addition, at any time, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. At October 30, 2004, the Company’s future financial commitments under these arrangements were as follows:

	Payments Due by Period
Contractual Obligations		Less than	1-3	3-5	More than
(in millions)	Total	1 year	years	years	5 years
Operating lease obligations	$635.0	$89.8	$177.8	$167.0	$200.4
Capital lease obligations	2.0	1.3	0.7	—	—
Long-term debt obligations	0.5	0.5	—	—	—
Letters of credit	32.7	32.7	—	—	—

Total	$670.2	$124.3	$178.5	$167.0	$200.4

The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under the Company’s store operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Actual CAM expenses for the first nine months of each of fiscal 2004 and fiscal 2003 were $44.2 million and $37.8 million, respectively. The Company expects total CAM expenses to continue to increase as the number of stores increases from year to year.

Operating Leases — The Company leases its retail stores, former corporate offices and distribution facilities, and certain equipment under operating lease agreements expiring at various dates through December 2016. Substantially all of the Company’s retail store leases require the Company to pay common area maintenance charges, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically eight to ten years, many of which contain renewal options exercisable at the Company’s discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of the Company’s retail store leases contain purchase options.

The Company reviews the operating performance of its stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. The Company closed four stores in fiscal 2003 and anticipates closing approximately four stores in fiscal 2004.

New Accounting Pronouncements

Information regarding new accounting pronouncements is contained in Note 2 to the condensed consolidated financial statements for the quarter ended October 30, 2004, which note is incorporated herein by this reference.

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

Reliance on Foreign Sources of Production. The Company purchases merchandise directly in foreign markets for its proprietary brands. In addition, the Company purchases merchandise from domestic vendors, some of which is manufactured overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces competition from other companies for production facilities and import quota capacity. The Company also faces a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at United States ports, which could delay delivery of imports; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region that the Company does business; (iv) imposition of duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with applicable import regulations; (vi) delayed receipt or non-delivery of goods due to organized labor strikes or unexpected or significant port congestion at United States ports; and (vii) local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in countries that the Company does business with. The inability of the Company to rely on its foreign sources of production due to any of the factors listed above could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Expensing of Stock Options. The FASB currently expects to issue a final standard regarding equity-based compensation in the fourth quarter of 2004. The FASB’s existing exposure draft proposes that all publicly traded companies begin recording compensation expense related to all unvested and newly granted stock options prospectively for interim fiscal periods beginning after June 15, 2005. Currently, the Company includes such expenses on a pro forma basis in the notes to the Company’s quarterly and annual financial statements in accordance with accounting principles generally accepted in the United States of America and does not include compensation expense related to stock options in the Company’s reported earnings in the financial statements. When accounting standards are changed to require the Company to expense stock options, the Company’s reported earnings would be lower under the new standard in the second half of the fiscal year beginning January 30, 2005 and its stock price could decline.

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

To the extent the Company borrows under its credit facility, the Company is exposed to market risk related to changes in interest rates. At October 30, 2004, there were no borrowings outstanding under the Company’s credit facility and the Company did not borrow under the credit facility at any time during the first nine months of fiscal 2004. Based on the interest rate of 4.75% on the Company’s credit facility, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on the Company’s credit facility, net income would be reduced by approximately $3,000 per year. For a discussion of the Company’s accounting policies for financial instruments and further disclosures relating to financial instruments, see “Summary of Significant Accounting Policies and Nature of Business” in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended January 31, 2004. The Company is not a party with respect to derivative financial instruments.

ITEM 4 — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Chief Executive Officer and the Principal Financial and Accounting Officer of the Company (collectively, the “certifying officers”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

For information on repurchases made during the first nine months of fiscal 2004, see Note 5 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 2.

Item 3 — Defaults Upon Senior Securities - Not Applicable

Item 4 — Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5 — Other Information - Not Applicable

Item 6 — Exhibits

Exhibit 10.1	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004

Exhibit 10.2	Form of Performance-Based Bonus Award Agreement

Exhibit 10.3	Description of 2004 cash bonus arrangements

Exhibit 31	Written statements of Greg H. Weaver and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Greg H. Weaver and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Sunwear of California, Inc. (Registrant)

Date: December 7, 2004	/s/ GREG H. WEAVER

Greg H. Weaver
Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

Date: December 7, 2004	/s/ GERALD M. CHANEY

Gerald M. Chaney
Senior Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit 10.1	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004

Exhibit 10.2	Form of Performance-Based Bonus Award Agreement

Exhibit 10.3	Description of 2004 cash bonus arrangements

Exhibit 31	Written statements of Greg H. Weaver and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Greg H. Weaver and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002.