Form 10-K
period 2005-01-29
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2005-04-12
CIK 874841

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
      (Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 29, 2005
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
COMMON STOCK, $.01 PAR VALUE
PREFERRED STOCK PURCHASE RIGHTS
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [    ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]
The aggregate market value of Common Stock held by non-affiliates of the registrant as of July 31, 2004, the end of the most recently completed second quarter, was approximately $1.5 billion. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.
On April 4, 2005, the registrant had 75,498,028 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

02 / Pacific Sunwear of California, Inc.

Part I

Item 1.	Business
Pacific Sunwear of California, Inc. and its wholly owned subsidiaries (the “Company,” “Registrant,” “we,” “us,” or “our”) is a leading specialty retailer of everyday casual apparel, accessories and footwear designed to meet the needs of active teens and young adults.
We operate three nationwide, primarily mall-based chains of retail stores under the names “Pacific Sunwear” (also “PacSun”), “Pacific Sunwear (PacSun) Outlet,” and “d.e.m.o.” PacSun and PacSun Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teenagers and young adults. d.e.m.o. specializes in hip-hop inspired casual apparel, footwear and related accessories catering to teenagers and young adults. In addition, we operate a website that sells PacSun merchandise online, provides content and community for our target customers and provides information about us. We plan to begin selling d.e.m.o. merchandise through our new d.e.m.o. website during fiscal 2005.
The Company, a California corporation, was incorporated in August 1982. At the end of fiscal 2004, we operated 744 PacSun stores comprising approximately 2.7 million total square feet, 84 PacSun Outlet stores comprising approximately 0.3 million square feet, and 162 d.e.m.o. stores comprising approximately 0.4 million square feet for a total of 990 stores in 50 states and Puerto Rico comprising approximately 3.4 million square feet. As of April 4, 2005, we operated 751 PacSun stores, 85 PacSun Outlet stores and 169 d.e.m.o. stores for a total of 1,005 stores in 50 states and Puerto Rico.
Our executive offices are located at 3450 East Miraloma Avenue, Anaheim, California, 92806; the telephone number is (714) 414-4000; and our internet address is www.pacsun.com. Through our website, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission (the “Commission”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2004 was the 52-week period ended January 29, 2005. Fiscal 2003 was the 52-week period ended January 31, 2004. Fiscal 2002 was the 52-week period ended February 1, 2003. Fiscal 2005 will be the 52-week period ending January 28, 2006.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including forecasts of fiscal 2005 planned new store openings and capital expenditures, are based on information available to us as of the date hereof, and we assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. See “Risk Factors” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pacific Sunwear of California, Inc. / 03
OUR MISSION AND STRATEGIES
Our mission is to be the leading lifestyle retailer of casual fashion apparel, footwear and accessories for teens. Our target customers are young men and women between the ages of 12 and 24. We believe our customers want to stay current with, or ahead of, fashion trends and continually seek newness in their everyday wear. We offer a complete wardrobe selection representing fashion trends considered timely by our target customers. We believe the following items are the key strategic elements necessary to achieve our mission:
Offer Popular Name Brands Supplemented by Private Brands. In each of our store formats, we offer a carefully edited selection of popular name brands supplemented by our own proprietary brands, with the goal of being seen by our teenage and young adult customers as the source for wardrobe choices appropriate to their lifestyle. We believe that our merchandising strategy differentiates our stores from competitors who may offer 100% proprietary brands, greater than 80% name brands, or seek to serve a wider customer base and age range. See “Merchandising.”
Promote the PacSun and d.e.m.o. Brand Images. We promote the PacSun and d.e.m.o. brands primarily through national print advertising in major magazines that target teens and young adults. We also maintain a proprietary brand credit card through a third party to promote the PacSun brand image and lifestyle.
Actively Manage Merchandise Trends. We do not attempt to dictate fashion, but instead devote considerable effort to identifying emerging fashion trends and brand names. We use focus groups, listen to our customers and store employees, monitor sell-through trends, test small quantities of new merchandise in a limited number of stores, and maintain close domestic and international sourcing relationships. We believe that these practices enhance our ability to identify and respond to emerging fashion trends and brand names as well as develop new proprietary brand styles in order to capitalize on existing fashion trends.
Maintain Strong Vendor Relationships. We view our vendor relationships as important to our success and we promote frequent personal interaction with our vendors. We believe many of our vendors view PacSun, PacSun Outlet and d.e.m.o. stores as important distribution channels due to our nationwide presence and ability to introduce products to a broad audience. We tend to be one of the largest, if not the largest, customers for many of our vendors and we work closely with them to respond to emerging fashion trends and to obtain PacSun and d.e.m.o. “exclusives,” which are products that cannot be found at any other retailer.
Provide Attentive Customer Service. We are committed to offering courteous, professional and non-intrusive customer service. We strive to give our young customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Responding to the expressed preferences of our customers, we train our employees to greet each customer, to give prompt and courteous assistance when asked, and to thank customers after purchases are made, but to refrain from giving extensive unsolicited advice. PacSun and PacSun Outlet stores display large assortments of name brands and proprietary brands, merchandised by category. d.e.m.o. merchandise is displayed by brand accompanied by vendor logo signage. Additionally, the stores provide a friendly and social atmosphere for teens with appropriate background music, while also providing a comfortable environment for parents and other adults. We believe the combination of our attentive customer service and unique store environments is key to our success.
Continue to Expand the Number of Stores. We intend to continue our store growth through the opening of new stores under our three existing formats in the next three years. We may also continue our growth through the launch of a fourth store format or by acquiring an existing retail chain. In each of the last three fiscal years in the period ended January 29, 2005, we opened 113, 86, and 73 net new stores, respectively. See “Store Expansion” within the “Stores” section of this document for further details regarding plans for fiscal 2005.
Offer Merchandise for Sale Over the Internet. We sell merchandise over the internet at www.pacsun.com. The website offers a selection of the same merchandise carried in PacSun stores. We maintain a substantial database of e-mail names that we use for marketing purposes. We also advertise our website as a shopping destination on certain internet portals and search engines and market our website in our PacSun stores using in-store signage, merchandise bags and receipts. Our internet strategy benefits from the nationwide retail presence of our stores, the strong brand

04 / Pacific Sunwear of California, Inc.
recognition of PacSun, a loyal and internet-savvy customer base, the participation of PacSun’s key brands and the ability to return merchandise to PacSun stores. We plan to begin selling merchandise on our d.e.m.o. website at www.demostores.com during fiscal 2005.
MERCHANDISING
Merchandise. PacSun, PacSun Outlet and d.e.m.o. stores offer a broad selection of casual apparel, related accessories and footwear for young men (“guys”) and young women (“girls”), with the goal of being viewed by our customers as the dominant retailer for their lifestyle. The following table sets forth our merchandise assortment as a percentage of net sales for the periods shown:

	FISCAL YEAR ENDED

	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003

Guys apparel	37%	38%	41%
Girls apparel	30	31	31
Accessories	19	19	18
Footwear	14	12	10

Total	100%	100%	100%

We offer many name brands best known by our target customers. PacSun offers a wide selection of well-known board-sport inspired name brands, such as Quiksilver/ Roxy/ DC Shoes, Billabong/ Element, Hurley and Volcom. d.e.m.o. offers well-known name brands sought by its target customers, such as Ecko, Phat Farm/ Baby Phat, Enyce, Rocawear, Sean John, Akademiks and Apple Bottoms. In addition, we continuously add and support up-and-coming new brands in both PacSun and d.e.m.o. During fiscal 2004, Quiksilver (which incorporates the Quiksilver, Roxy, and DC Shoes brands) accounted for 10.9% of total net sales and Billabong (which incorporates both Billabong and Element brands) accounted for 9.4% of total net sales. No other individual branded vendor accounted for more than 4% of total net sales during fiscal 2004.
We supplement our name brand offerings with our own proprietary brands. Proprietary brands provide us an opportunity to broaden our customer base by providing merchandise of comparable quality to brand name merchandise at lower prices, to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of our merchandise. Our own product design group, in collaboration with our buying staff, designs our proprietary brand merchandise. We have a sourcing group that oversees the manufacture and delivery of our proprietary brand merchandise, with manufacturing contracted both domestically and internationally. Proprietary brand merchandise sales accounted for approximately 30%, 32% and 33% of total net sales in each of fiscal 2004, 2003 and 2002, respectively.
Vendor and Contract Manufacturer Relationships. We maintain strong and interactive relationships with our vendors, many of whose philosophies of controlled distribution and merchandise development are consistent with our own strategy. We generally purchase merchandise from vendors who prefer distributing through specialty retailers, small boutiques and, in some cases, better department stores, rather than distributing their merchandise through mass-market channels.
To encourage the design and development of new merchandise, we frequently share ideas regarding fashion trends and merchandise sell-through information with our vendors. We also suggest merchandise design and fabrication to certain vendors. We encourage the development of new vendor relationships by attending trade shows and inviting potential new vendors to make presentations of their merchandise to our buying staff.
We have cultivated our proprietary brand sources with a view toward high-quality merchandise, production reliability and consistency of fit. We source our proprietary brand merchandise both domestically and internationally in order to benefit from the lower costs associated with foreign manufacturing and the shorter lead times associated with domestic manufacturing.

Pacific Sunwear of California, Inc. / 05
Purchasing, Allocation and Distribution. Our merchandising department oversees the purchasing and allocation of our merchandise. Our buyers are responsible for reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends, and selecting branded and proprietary brand merchandise styles in quantities, colors and sizes to meet inventory levels established by Company management. Our planning and allocation department is responsible for management of inventory levels by store and by class, allocation of merchandise to stores and inventory replenishment based upon information generated by our merchandise management information systems. These systems provide the planning department with current inventory levels at each store and for the Company as a whole, as well as current selling history within each store by merchandise classification and by style. See “Information Systems.”
All merchandise is delivered to our distribution facility in Anaheim, California, where it is inspected, received into our computer system, allocated to stores, ticketed when necessary, and boxed for distribution to our stores or packaged for delivery to our internet customers. Each store is typically shipped merchandise three to five times a week, providing it with a steady flow of new merchandise. We use a national and a regional small package carrier to ship merchandise to our stores and internet customers. We may occasionally use airfreight to ship merchandise to stores during peak selling periods.
STORES
Locations. The Company has expanded from 11 stores in California at the end of fiscal 1986 to 990 stores in 50 states and Puerto Rico at the end of fiscal 2004. The table below sets forth the number of stores located in each state as of the end of fiscal 2004:

		PacSun
State	PacSun	Outlets	d.e.m.o.	Total

Alabama	11	2		13

Alaska	3		3	6

Arizona	15	2	3	20

Arkansas	2			2

California	83	16	35	134

Colorado	15	3	2	20

Connecticut	10		4	14

Delaware	3	1	1	5

Florida	55	6	15	76

Georgia	21	1	6	28

Hawaii	7		1	8

Idaho	4			4

Illinois	23	2	8	33

Indiana	15	2	3	20

Iowa	9			9

Kansas	7			7

Kentucky	8		1	9

Louisiana	10		4	14

Maine	2	2	1	5

Maryland	14	2	4	20

Massachusetts	20	1	4	25

Michigan	24	3	7	34

Minnesota	14	1	3	18

Mississippi	3			3

Missouri	11	3	1	15

Montana	4			4

Nebraska	4			4

Nevada	5	2	2	9

New Hampshire	5	1	1	7

New Jersey	21	3	7	31

New Mexico	7		1	8

New York	35	6	9	50

North Carolina	20	2	3	25

North Dakota	4			4

Ohio	33	2	5	40

Oklahoma	5			5

Oregon	8	2	2	12

Pennsylvania	42	4	7	53

Rhode Island	2			2

South Carolina	12	2	4	18

South Dakota	2			2

Tennessee	10	2	1	13

Texas	50	4	6	60

Utah	10	1		11

Vermont	3	1		4

Virginia	20	2	5	27

Washington	20	1		21

West Virginia	7			7

Wisconsin	14			14

Wyoming	2			2

Puerto Rico	10	2	3	15

Total	744	84	162	990

Store Expansion. During fiscal 2004, we opened 113 net new stores, which included 67 PacSun stores, 5 PacSun Outlet stores and 41 d.e.m.o. stores. In addition, we expanded or relocated 35 existing stores during fiscal 2004.

06 / Pacific Sunwear of California, Inc.
During fiscal 2005, we plan to open approximately 120 net new stores, of which approximately 70 will be PacSun stores, approximately 10 will be PacSun Outlet stores and approximately 40 will be d.e.m.o. stores, resulting in an ending total store count of approximately 1,110 stores. We also plan to expand or relocate approximately 35 existing smaller stores during fiscal 2005. As of the date of this filing, approximately 70% of the leases for the approximately 120 net new stores we expect to open in fiscal 2005 have been executed.
Our store site selection strategy is to locate our stores primarily in high-traffic, regional malls serving markets that meet our demographic criteria, including average household income and population density. We also consider mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. We currently seek PacSun and PacSun Outlet store locations of approximately 4,000 square feet and d.e.m.o. store locations of approximately 3,000 square feet. We will begin testing 3 large-format PacSun stores during fiscal 2005 that will encompass approximately 7,500-9,000 square feet. For details concerning average costs to build and stock new and relocated stores in fiscal 2004, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”
Our continued growth depends upon our ability to open and operate stores on a profitable basis. Our ability to expand successfully will be dependent upon a number of factors, including sufficient demand for our merchandise in existing and new markets, our ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply, and hire and train qualified management and other employees.
Store Operations. Our stores are open for business during mall shopping hours. Each store has a manager, one or more co-managers or assistant managers, and approximately six to twelve part-time sales associates. District managers supervise approximately seven to twelve stores and approximately six to ten district managers report to a regional director. District and store managers as well as store co-managers participate in a bonus program based on achieving predetermined levels of sales and inventory shrinkage. We have well-established store operating policies and procedures and an extensive in-store training program for new store managers and co-managers. We place great emphasis on loss prevention programs in order to control inventory shrinkage. These programs include the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention, and monitoring of returns, voids and employee sales. In each fiscal year since fiscal 1991, we have achieved an inventory shrinkage rate of 1.3% or less of net sales at retail, or 0.6% or less of net sales at cost.
INFORMATION SYSTEMS
Our merchandise, financial and store computer systems are fully integrated and operate using primarily IBM equipment. Our software is regularly upgraded or modified as needs arise or change. Our information systems provide Company management, buyers and planners with comprehensive data that helps them identify emerging trends and manage inventories. The systems include purchase order management, electronic data interchange, open order reporting, open-to-buy, receiving, distribution, merchandise allocation, basic stock replenishment, inter-store transfers, inventory and price management. Company management uses weekly best/worst item sales reports to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventory levels and are frequently revised to reflect changes in demand for a particular item or classification.
All of our stores have a point-of-sale system operating on IBM in-store computer hardware. The system features bar-coded ticket scanning, automatic price look-up, electronic check and credit authorization and automatic nightly transmittal of data between the store and our corporate offices. Each of the regional directors and district managers uses a laptop computer and can instantly access appropriate or relevant Company-wide information, including actual and budgeted sales by store, district and region, transaction information and payroll data. We believe our management information systems are adequate to support our planned expansion at least through fiscal 2005.
COMPETITION
The retail apparel, footwear and accessory business is highly competitive. PacSun stores, PacSun Outlets and d.e.m.o. stores compete on a national level with certain leading department stores and national chains that offer the same or similar brands and styles of merchandise. Our stores compete with Abercrombie and Fitch, American Eagle

Pacific Sunwear of California, Inc. / 07
Outfitters, The Gap, Aeropostale and Hot Topic as well as a wide variety of regional and local specialty stores. Many of our competitors are larger and have significantly greater resources than us. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.
TRADEMARKS AND SERVICE MARKS
We are the owner in the United States of the marks “Pacific Sunwear of California,” “PacSun,” “Pacific Sunwear,” and “d.e.m.o.” We also use and have registered, or have a pending registration on, a number of other marks. We have also registered many of our marks outside of the United States. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.
SEASONALITY
For details concerning the seasonality of our business, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Seasonality and Quarterly Results.”
WORKING CAPITAL CONCENTRATION
A significant portion of our working capital is related to finished goods inventory available for sale to customers as well as in our distribution center. For details concerning working capital and the merchandising risk associated with our inventories, see “Working Capital” and “Risk Factors” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EMPLOYEES
At the end of fiscal 2004, we had approximately 13,700 employees, of whom approximately 9,800 were part-time. Of the total employees, approximately 500 were employed at our corporate headquarters and distribution center. A significant number of seasonal employees are hired during peak selling periods. None of our employees are represented by a labor union, and we believe that our relationships with our employees are good.
EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below are the names, ages, titles, and certain background information of persons serving as executive officers of the Company as of April 4, 2005:

Executive Officer	Age	Title

Greg H. Weaver	51	Executive Chairman of the Board
Seth R. Johnson	51	Chief Executive Officer
Timothy M. Harmon	53	President, Chief Merchandising Officer
Gerald M. Chaney	58	Senior Vice President, Chief Financial Officer
Thomas M. Kennedy	43	Division President of PacSun
Greg H. Weaver has served as Chairman of the Board since October 1997, as Chief Executive Officer since October 1996 and as a member of the Board of Directors since February 1996. As previously announced, Mr. Weaver will serve as Executive Chairman of the Board effective April 1, 2005 and will no longer retain the title of Chief Executive Officer. He joined the Company in July 1987 as Vice President of Stores and was promoted many times during his tenure at Pacific Sunwear, holding the titles of Senior Vice President, Executive Vice President, Chief Operating Officer and President until he ascended to his current position. Prior to joining the Company, he was employed for 13 years by Jaeger Sportswear Ltd. in both operational and merchandising capacities for the U.S. and Canadian stores.
Seth R. Johnson joined the Company in November 2004 as Chief Operating Officer and a member of the Board of Directors. He will assume the role of Chief Executive Officer beginning April 1, 2005. Prior to joining the Company, he was employed for 12 years by Abercrombie & Fitch, most recently as Chief Operating Officer and a member of their Board of Directors. Prior retail experience included employment at The Limited, BATUS Retail Group and Dayton Hudson, Inc. during a retail career that has spanned 26 years.

08 / Pacific Sunwear of California, Inc.
Timothy M. Harmon has served as President and Chief Merchandising Officer since November 1997. He joined the Company in September 1991 as Vice President of Merchandising and was promoted three times during his tenure, holding the titles of Senior Vice President and Executive Vice President of Merchandising. Prior to joining the Company, he was Vice President and General Manager of Wide-World MTV Sportswear from 1990 to 1991 and was Vice President and General Manager, Women’s Division, of Chauvin International from 1986 to 1990. Prior to that, he served in various merchandising positions at Anchor Blue and at several department stores during a retail career that has spanned over 20 years.
Gerald M. Chaney joined the Company in December 2004 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, he most recently served as Chief Financial Officer of Polo Ralph Lauren since November 2000. Prior to that, Mr. Chaney served as Chief Financial Officer of Kellwood Company, Senior Vice President of Administration and Chief Financial Officer of Petrie Retail, Senior Vice President of Operations and Chief Financial Officer at Crystal Brands, and held Director of Finance and Vice President of Finance roles at General Mills Fashion Group and Scott Paper.
Thomas M. Kennedy joined the Company in May 2004 as Division President of PacSun. In this position, he has responsibility for all merchandising, design and marketing of the PacSun division. Mr. Kennedy has more than 19 years experience in the retail and apparel industries, most recently as Vice President of Global Lifestyle Apparel at Nike, Inc. Prior to that, Mr. Kennedy served in various merchandising positions in roles of increased responsibility, including Buyer, Merchandise Manager, Divisional Merchandise Manager, and Vice President of Men’s Apparel, at The Gap, Inc. from March 1993 to May 2001 at both Gap and Old Navy.

Item 2.	Properties
Our corporate office and distribution center are located in Anaheim, California and encompass a total of approximately 550,000 square feet. We believe the current facilities are capable of servicing our operational needs through fiscal 2007. We plan to purchase additional land and begin construction of a new, additional corporate office and a new, additional distribution center before the end of fiscal 2007. We have initiated planning efforts to assess these future needs.
We lease our retail stores under operating lease agreements with initial terms ranging from approximately eight to ten years that expire at various dates through December 2018 (see Note 7 to the consolidated financial statements).

Item 3.	Legal Proceedings
During fiscal 2003, we reached an agreement to settle all claims related to two lawsuits concerning overtime pay for a total of $4.0 million. The suits were Auden v. Pacific Sunwear of California, Inc., which was filed September 17, 2001, and Adams v. Pacific Sunwear of California, Inc., which was filed November 1, 2002. The complaints alleged that we improperly classified certain California-based employees as “exempt” from overtime pay. In fiscal 2004, we paid substantially all amounts due pursuant to the terms of the settlement agreement, which had been primarily accrued for during fiscal 2002. Accordingly, the settlement did not have a material impact on our results of operations for fiscal 2004 or 2003.
We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not likely have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

Pacific Sunwear of California, Inc. / 09
Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock trades on the NASDAQ National Market under the symbol “PSUN”. The following table sets forth for the quarterly periods indicated the high and low bid prices per share of the common stock as reported by NASDAQ (as adjusted to reflect the Company’s 3-for-2 stock split in August 2003):

Fiscal 2004	High	Low	Fiscal 2003	High	Low

1st Quarter	$25.78	$21.24	1st Quarter	$15.67	$10.74
2nd Quarter	22.48	17.25	2nd Quarter	20.43	13.07
3rd Quarter	23.63	17.64	3rd Quarter	24.22	19.00
4th Quarter	25.46	21.00	4th Quarter	24.56	19.49
As of April 4, 2005, the number of holders of record of common stock of the Company was approximately 150, and the number of beneficial holders of the common stock was in excess of 32,000.
We have never declared or paid any dividends on our common stock. Our credit facility currently prohibits us from paying cash dividends on our capital stock.

Item 6.	Selected Financial Data
The selected consolidated balance sheet and consolidated income statement data as of January 29, 2005, and January 31, 2004, and for each of the three fiscal years in the period ended January 29, 2005, are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected consolidated operating data below should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated balance sheet data as of February 1, 2003, February 2, 2002 (“fiscal 2001”), and February 4, 2001 (“fiscal 2000”), and the consolidated income statement data for each of the two fiscal years in the period ended February 2, 2002, are derived from audited consolidated financial statements of the Company, which are not included herein. All balance sheet and income statement data for prior years have been restated to reflect the impact of certain lease accounting corrections and the reclassification of e-commerce shipping and handling revenues and expenses (see Note 2 to the consolidated financial statements).

10 / Pacific Sunwear of California, Inc.

	FISCAL YEAR ENDED (1)

		Jan. 31,	Feb. 1,	Feb. 2,	Feb. 4,
	Jan. 29,	2004	2003	2002	2001
(In thousands, except per share and selected operating data)	2005	(as restated)	(as restated)	(as restated)	(as restated)

CONSOLIDATED INCOME STATEMENT DATA:
Net sales	$1,229,762	$1,041,456	$847,150	$685,352	$589,707
Cost of goods sold (including buying, distribution and occupancy costs)	781,828	668,807	554,829	459,364	388,317

Gross margin	447,934	372,649	292,321	225,988	201,390
Selling, general and administrative expenses	277,921	244,422	211,101	181,717	137,767

Operating income	170,013	128,227	81,220	44,271	63,623
Net interest income/(expense)	1,889	732	(594)	470	1,344

Income before income tax expense	171,902	128,959	80,626	44,741	64,967
Income tax expense	64,998	48,759	30,960	17,182	25,213

Net income	$106,904	$80,200	$49,666	$27,559	$39,754

Net income per share, diluted	$1.38	$1.02	$0.66	$0.37	$0.54

Weighted average shares outstanding, diluted	77,464	78,850	75,147	74,488	73,234
SELECTED CONSOLIDATED OPERATING DATA:
Stores open at end of period	990	877	791	718	589
Stores opened during period	118	90	85	135	142
Stores closed during period	5	4	12	6	3
Capital expenditures (000’s)	$81,992	$49,568	$53,288	$108,065	$77,398
Average net sales per gross square foot (2)(3)	$374	$363	$330	$321	$368
Average net sales per store (000’s)(2)(3)	$1,290	$1,229	$1,102	$1,031	$1,082
Square footage of gross store space	3,447,850	2,996,635	2,647,343	2,319,149	1,764,123
Comparable store net sales increase/ (decrease)(3)(4)	7.3%	13.1%	9.7%	(2.5)%	3.5%
CONSOLIDATED BALANCE SHEET DATA:
Working capital	$257,508	$242,998	$109,305	$78,899	$79,799
Total assets	677,778	644,487	463,993	413,173	318,629
Long-term debt	–	228	1,102	24,597	–
Shareholders’ equity	$458,034	$428,732	$302,373	$247,949	$213,131
(1) Except for the fiscal year ended February 4, 2001, which included 53 weeks, all fiscal years presented included 52 weeks. Effective February 1, 2002, we changed our fiscal year end from the Sunday closest to the end of January to the Saturday closest to the end of January. As a result, the last day of fiscal 2001 was Saturday, February 2, 2002.
(2) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.
(3) These amounts have been adjusted to exclude the fifty-third week in the fiscal year ended February 4, 2001.
(4) Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening, relocation, expansion or conversion. In conjunction with the expansion or relocation of certain stores to a larger format with a square footage increase of 15% or more or with the conversion of certain PacSun stores to the d.e.m.o. format, we exclude each such store’s net sales results from the first day of the month of its expansion, relocation or conversion.

Pacific Sunwear of California, Inc. / 11

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factors” in this section.
RESTATEMENT OF FINANCIAL STATEMENTS
In December 2004, the Company initiated a review of its lease accounting practices at the suggestion of a member of its Board of Directors. As a result of this review and the clarifications contained in the February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants regarding specific lease accounting issues, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s accounting practices were incorrect with respect to rent holiday periods and the classification of landlord incentives and their related amortization. The Company has made all appropriate adjustments to correct these errors for all periods presented in this Form 10-K.
In prior periods, the Company recorded straight-line rent expense for store operating leases over the related store’s original lease term, beginning with the commencement date of store operations. This practice excluded recognition of rent expense for the build-out period of the Company’s stores during which the Company was not required to make any rent payments and the store was not yet in operation. In correcting this practice, the Company adopted a policy wherein the rent expense attributable to the build-out period of a particular store is capitalized as a component cost of construction and amortized over the life of the related store’s lease term once construction has completed, generally upon the commencement of store operations. The adoption of this policy and the correction of the lease term used in straight-line rent calculations resulted in immaterial reductions in net income of less than $0.1 million for all periods presented. However, these corrections did result in a reclassification from rent expense (within cost of goods sold) to depreciation expense (within selling, general and administrative expenses) of $1.6 million and $1.4 million for the fiscal years ended January 31, 2004 and February 1, 2003, respectively. Additionally, the cumulative impact of the corrections made to the balance sheet at January 31, 2004 resulted in an increase to each of net property and equipment and deferred rent of $12.3 million.
Also in prior periods, the Company classified landlord incentives received to fund its tenant improvements as a reduction of property and equipment rather than as a deferred lease incentive liability. The amortization of these landlord incentives was recorded as a reduction in depreciation expense rather than as a reduction of rent expense. In addition, the Company’s statements of cash flow had reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. These corrections resulted in an increase to each of net property and equipment and deferred lease incentive liabilities of $56.9 million at January 31, 2004. Additionally, for each of the fiscal years in the two-year period ended January 31, 2004, the reclassification of the amortization of deferred lease incentives resulted in a decrease to rent expense (within cost of goods sold) with a corresponding increase to depreciation expense (within selling, general and administrative expenses) of $8.2 million and $7.4 million, respectively.
The corrections described above also resulted in increases in cash provided by operating activities (primarily due to increases in deferred lease incentives) with corresponding increases in cash used in investing activities (due to increased capital expenditures) for each of the fiscal years in the two-year period ended January 31, 2004 of $9.4 million, and $12.9 million, respectively.
See Note 2 to the consolidated financial statements of this Report for a summary of the effects of these changes on the Company’s consolidated balance sheet at January 31, 2004, as well as on the Company’s consolidated state-

12 / Pacific Sunwear of California, Inc.
ments of income and of cash flows for fiscal 2003 and 2002. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these corrections.
EXECUTIVE OVERVIEW
We consider the following items to be key performance indicators in evaluating Company performance:
Comparable (or “same store”) sales – Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses, and other costs that are somewhat fixed. Positive same store sales results generate greater operating leverage of expenses while negative same store sales results negatively impact operating leverage. Same store sales results also have a direct impact on our total net sales, cash, and working capital.
Net merchandise margins – We analyze the components of net merchandise margins, specifically initial markup and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations.
Operating margin – We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. Operating margin as a percentage of net sales for fiscal 2004, 2003 and 2002, was 13.8%, 12.3% and 9.6%, respectively. The 13.8% operating margin result for fiscal 2004 was our highest historical annual operating margin. For a discussion of the changes in the components comprising operating margins, see “Results of Operations” in this section.
Store sales trends – We evaluate store sales trends in assessing the operational performance of our store expansion strategies. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store (in thousands) for fiscal 2004, 2003 and 2002 were $1,290, $1,229 and $1,102, respectively. Average net sales per square foot were $374, $363 and $330, respectively.
Cash flow and liquidity (working capital) – We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Cash flows from operations for fiscal 2004, 2003 and 2002 were $143,012, $161,004 and $89,488, respectively. We expect cash flows from operations will be sufficient to finance operations without borrowing under our credit facility during fiscal 2005.
CRITICAL ACCOUNTING POLICIES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reported period. Actual results could differ from these estimates. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating reported financial results include the following:
Revenue Recognition – Sales are recognized upon purchase by customers at our retail store locations or upon delivery to and acceptance by the customer for orders placed through our website. We accrue for estimated sales returns by customers based on historical sales return results. Actual return rates have historically been within our expectations and the reserves established. However, in the event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected. We record the sale of gift cards as a current liability and recognize a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered.
Inventory Valuation – Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. We base the decision to mark down merchandise

Pacific Sunwear of California, Inc. / 13
primarily upon its current rate of sale and the age of the item, among other factors. To the extent that our estimates differ from actual results, additional markdowns may have to be recorded, which could reduce our gross margins and operating results.
Store Operating Lease Accounting – Rent expense from store operating leases represents one of the largest expenses incurred in operating our stores. We account for store rent expense in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under our store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and excluding any lease renewal options. We capitalize rent expense incurred during the build-out period of our stores as a component cost of construction and amortize this amount over the life of the related store’s lease term once construction has completed, generally upon the commencement of store operations. The Company accounts for landlord allowances received in connection with store operating leases in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability, which is then amortized as a credit to rent expense over the related store’s lease term.
Evaluation of Long-Lived Assets – In the normal course of business, we acquire tangible and intangible assets. We periodically evaluate the recoverability of the carrying amount of our long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset or asset group are less than its carrying amount. Impairments are recognized in operating earnings. We use our best judgment based on the most current facts and circumstances surrounding our business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on our assessment of recoverability. Numerous factors, including changes in our business, industry segment, and the global economy, could significantly impact our decision to retain, dispose of, or idle certain of our long-lived assets.
Evaluation of Insurance Reserves – We are responsible for workers’ compensation insurance claims up to a specified aggregate stop loss amount. We maintain a reserve for estimated claims, both reported and incurred but not reported, based on historical claims experience and other estimated assumptions. Actual claims activity has historically been within our expectations and the reserves established. To the extent claims experience or our estimates change, additional charges may be recorded in the future up to the aggregate stop loss amount for each policy year.
Evaluation of Sublease Loss Charges – We remain liable under an operating lease covering a former store location. At each quarter end, we update our sublease assumptions based on our review of current real estate market conditions and any on-going negotiations. To the extent our previous estimates relating to our ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges or reversals of previous charges may be recorded in the future (see Note 7 to the consolidated financial statements).
Income Taxes – Current income tax expense is the amount of income taxes expected to be payable for the current year. The combined federal and state income tax expense was calculated using estimated effective annual tax rates. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning in assessing the value of our deferred tax assets. Evaluating the value of these assets is necessarily based on our judgment. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value through a valuation allowance, thereby decreasing net income. If we subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

14 / Pacific Sunwear of California, Inc.
Litigation – We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not likely have a material adverse effect on our results of operations or financial condition and, from time to time, may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on our operating results (see Note 7 to the consolidated financial statements).
RESULTS OF OPERATIONS
The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the fiscal years indicated, as restated. The discussion that follows should be read in conjunction with the following table:

	AS A PERCENTAGE OF NET SALES,
	FISCAL YEAR ENDED

	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	63.6	64.2	65.5

Gross margin	36.4	35.8	34.5
Selling, general and administrative expenses	22.6	23.5	24.9

Operating income	13.8	12.3	9.6
Interest income/(expense), net	0.2	0.1	(0.1)

Income before income tax expense	14.0	12.4	9.5
Income tax expense	5.3	4.7	3.6

Net income	8.7%	7.7%	5.9%

Number of stores open at end of period	990	877	791
The following table sets forth the Company’s number of stores and total square footage as of the dates indicated:

	January 29, 2005	January 31, 2004

PacSun stores	744	677
Outlet stores	84	79
d.e.m.o. stores	162	121

Total stores	990	877

Total square footage (in 000’s)	3,448	2,997

Fiscal 2004 Compared to Fiscal 2003

Net Sales
Net sales increased to $1.23 billion in fiscal 2004 from $1.04 billion in fiscal 2003, an increase of $188.3 million, or 18.1%. The components of this $188.3 million increase in net sales are as follows:

Amount
($million)	Attributable to

$70.5	7.3% increase in comparable store net sales in fiscal 2004 compared to fiscal 2003.
67.0	118 new stores opened in fiscal 2004 not yet included in the comparable store base.
37.3	Net sales from stores opened in fiscal 2003 while not yet included in the comparable store base
16.3	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales).
(2.8)	5 closed stores in fiscal 2004 and 4 closed stores in fiscal 2003.
$188.3	Total
Of the 7.3% increase in comparable store net sales in fiscal 2004, PacSun and PacSun Outlet comparable store net sales increased a combined 7.5% and d.e.m.o. comparable store net sales increased 5.7%. Total transactions per comparable store were up approximately 1% and the average sale transaction in a comparable store was up

Pacific Sunwear of California, Inc. / 15
approximately 6%, primarily driven by an approximately 3% increase in both average retail prices per unit and average number of items per sale transaction. The increases in average retail prices were focused in merchandise categories wherein we believed we had strategic opportunities that allowed for such increases.
Within PacSun and PacSun Outlet, comparable store net sales of guys’ and girls’ merchandise increased 8% and 7%, respectively. Guys’ comparable store net sales results were characterized by strength in sneakers, wovens, tees, and denim. Girls’ comparable store net sales results were characterized by strength in sneakers, accessories, denim, tees, and skirts.
Within d.e.m.o., comparable store net sales of girls’ merchandise increased 19% while guys’ merchandise decreased 3%. Girls’ comparable store net sales results were characterized by strength in denim, outerwear, knits, shoes and tees. Guys’ comparable store net sales results were characterized by weakness in knits, fleece, and active hookups, partially offset by strength in wovens and denim. The sales trend within d.e.m.o. was primarily driven by expanded product offerings for girls, including accessories and footwear.

Gross Margin
Gross margin, after buying, distribution and occupancy costs, increased to $447.9 million in fiscal 2004 from $372.6 million in fiscal 2003, an increase of $75.3 million, or 20.2%. As a percentage of net sales, gross margin was 36.4% for fiscal 2004 compared to 35.8% for fiscal 2003. The 0.6% increase in gross margin as a percentage of net sales was primarily attributable to improved merchandise margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $277.9 million in fiscal 2004 from $244.4 million in fiscal 2003, an increase of $33.5 million, or 13.7%. As a percentage of net sales, these expenses decreased to 22.6% from 23.5%. The components of this 0.9% net decrease in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to

(0.6)%	Decrease in general and administrative expenses as a percentage of net sales to 5.1% ($62.7 million) for fiscal 2004 from 5.7% ($58.8 million) for fiscal 2003, primarily due to a 0.4% reduction in each of restricted stock expenses and general and administrative salaries and bonuses as a percentage of net sales, partially offset by an increase in other general and administrative expenses of 0.2% as a percentage of net sales. Restricted stock expenses were $1.3 million in fiscal 2004 as compared to $5.1 million in fiscal 2003 (see Note 9 to the consolidated financial statements). General and administrative salaries and bonuses, while increased in absolute dollars, were lower as a percentage of net sales in fiscal 2004 due to leveraging these costs over higher total sales.
(0.3)%	Decrease in store closing expenses to $3.0 million for fiscal 2004 as compared to $6.2 million for fiscal 2003, primarily due to the execution of two subleases related to our former Manhattan store location and the execution of a lease termination agreement during the first half of fiscal 2004 related to our former corporate offices (see Note 7 to the consolidated financial statements).
0.0%	Other store expenses, including store payroll, depreciation and selling expenses, were flat as a percentage of net sales between fiscal 2004 and fiscal 2003. Total store expenses were $212.2 million for fiscal 2004 versus $179.4 million for fiscal 2003, an increase of $32.8 million. The increase in absolute dollars was primarily due to the addition of 113 net new stores in fiscal 2004. These expenses remained steady as a percentage of net sales in fiscal 2004 due to leveraging these costs over higher total sales.
(0.9)%	Total

16 / Pacific Sunwear of California, Inc.

Net Interest Income
Net interest income was $1.9 million in fiscal 2004 compared to $0.7 million in fiscal 2003, an increase of $1.2 million. This increase was primarily the result of higher average cash balances in fiscal 2004 as compared to fiscal 2003. Average cash balances were higher in fiscal 2004 primarily due to higher net income driven by the comparable store net sales increase in fiscal 2004.

Income Tax Expense
Income tax expense was $65.0 million in fiscal 2004 compared to $48.8 million in fiscal 2003. The effective income tax rate was 37.8% in each of fiscal 2004 and 2003. Our weighted effective state income tax rate will vary over time depending on a number of factors, such as differing income tax rates and net income in the respective states.

Fiscal 2003 Compared to Fiscal 2002

Net Sales
Net sales increased to $1.04 billion in fiscal 2003 from $847.2 million in fiscal 2002, an increase of $194.3 million, or 22.9%. The components of this $194.3 million increase in net sales are as follows:

Amount
($million)	Attributable to

$104.3	13.1% increase in comparable store net sales in fiscal 2003 compared to fiscal 2002.
49.2	90 new stores opened in fiscal 2003 not yet included in the comparable store base.
25.1	Net sales from stores opened in fiscal 2002 while not yet included in the comparable store base.
20.4	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales).
(4.7)	4 closed stores in fiscal 2003 and 12 closed stores in fiscal 2002.
$194.3	Total
Of the 13.1% increase in comparable store net sales in fiscal 2003, PacSun and PacSun Outlet comparable store net sales increased a combined 12.3% and d.e.m.o. comparable store net sales increased 21.0%. Total transactions per comparable store were up approximately 10% and the average sale transaction in a comparable store was up approximately 3%. Average retail prices of merchandise sold remained relatively unchanged in fiscal 2003 compared to fiscal 2002 and had no significant impact on the net sales increase for fiscal 2003.
The increase in comparable store net sales within PacSun and PacSun Outlet was primarily attributable to increases in comparable store net sales of footwear, accessories, girls’ merchandise and, to a lesser extent, guys’ merchandise. The increase in comparable store net sales within d.e.m.o. was primarily attributable to increases in comparable store net sales of girls’, accessories, footwear and, to a lesser extent, guys’ merchandise. It is management’s belief that one of the primary factors behind the comparable store net sales increase in footwear, accessories, and girls’ merchandise within PacSun and PacSun Outlet was a greater emphasis on the female customer in our marketing efforts, which more prominently emphasized girls’ merchandise to a greater extent than ever before. Management believes that the female customer shops more often and for a broader assortment of items than our male customer. Within d.e.m.o., we believe the primary factors behind the comparable store net sales increases were expanded product offerings within girls’ and accessories merchandise. In addition, footwear was a new product line for d.e.m.o. in fiscal 2003.

Gross Margin
Gross margin, after buying, distribution and occupancy costs, increased to $372.6 million in fiscal 2003 from $292.3 million in fiscal 2002, an increase of $80.3 million, or 27.5%. As a percentage of net sales, gross margin was 35.8% for fiscal 2003 compared to 34.5% for fiscal 2002. The 1.3% increase in gross margin as a percentage of net sales was attributable to leverage of non-merchandise margin costs over higher total sales.

Pacific Sunwear of California, Inc. / 17

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $244.4 million in fiscal 2003 from $211.1 million in fiscal 2002, an increase of $33.3 million, or 15.8%. As a percentage of net sales, these expenses decreased to 23.5% from 24.9%. The components of this 1.4% net decrease as a percentage of net sales are as follows:

%	Attributable to

(1.1)%	Decrease in store payroll as a percentage of net sales to 11.3% ($117.8 million) for fiscal 2003 from 12.4% ($105.0 million) for fiscal 2002, primarily due to leveraging these costs over higher total sales. Store payroll increased in absolute dollars primarily due to the addition of 90 new stores in fiscal 2003.
(0.7)%	Decrease in other store expenses as a percentage of net sales to 5.0% ($53.9 million) for fiscal 2003 from 5.7% ($49.9 million) for fiscal 2002, primarily due to leveraging these costs over higher total sales. The $4.0 million increase in other store expenses in absolute dollars was primarily due to increased depreciation expense as a result of the addition of 90 new stores during fiscal 2003.
(0.2)%	Decrease in store closing, expansion and relocation expenses to $6.2 million for fiscal 2003 as compared to $6.5 million for fiscal 2002, primarily due to closing fewer store in fiscal 2003 (4) than in fiscal 2002 (12), partially offset by increased sublease loss charges related to our former corporate offices and former Manhattan store location.
0.6%	Increase in general and administrative expenses to $58.8 million for fiscal 2003 from $42.4 million for fiscal 2002, primarily due to an $11.3 million increase in general and administrative salaries and bonuses due to increased headcount and improved earnings in fiscal 2003 as compared to fiscal 2002, as well as the $5.1 million in restricted stock expense related to two grants to the Chief Executive Officer (see Note 9 to the consolidated financial statements).
(1.4)%	Total

Net Interest Income/ Expense
Net interest income was $0.7 million in fiscal 2003 compared to net interest expense of $0.6 million in fiscal 2002, an increase of $1.3 million in net interest income. This increase was primarily the result of higher average cash balances in fiscal 2003. Average cash balances were higher in fiscal 2003 primarily due to higher net income driven by the comparable store net sales increase in fiscal 2003 as well as the absence of the construction loan related to our new corporate offices and distribution center that was outstanding for a portion of fiscal 2002.

Income Tax Expense
Income tax expense was $48.8 million in fiscal 2003 compared to $31.0 million in fiscal 2002. The effective income tax rate was 37.8% in fiscal 2003 and 38.4% in fiscal 2002. The lower effective income tax rate for fiscal 2003 was primarily attributable to a lower weighted effective state income tax rate for the Company. Our weighted effective state income tax rate will vary over time depending on a number of factors, such as differing income tax rates and net income by state.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. Our primary capital requirements have been for the construction of newly opened, remodeled, expanded or relocated stores, the financing of inventories and, in the past, construction of corporate facilities. We believe that our working capital, cash flows from operating activities and credit facility will be sufficient to meet our operating and capital expenditure requirements for fiscal 2005.

18 / Pacific Sunwear of California, Inc.

Operating Cash Flows
Net cash provided by operating activities for fiscal 2004, fiscal 2003 and fiscal 2002 was $143.0 million, $161.0 million and $89.5 million, respectively. The $18.0 million decrease in cash provided by operations in fiscal 2004 as compared to fiscal 2003 was attributable to the following:

Amount
($million)	Attributable to

$(18.2)	Decrease in cash flows from accrued liabilities, primarily due to reduced accruals for payroll ($4.3 million), restricted stock ($4.2 million), and sublease loss accruals ($3.5 million) in fiscal 2004 as compared to fiscal 2003. Payroll accruals were lower as a result of the payment of the $4.0 million Auden settlement (see Note 7 to the consolidated financial statements). Restricted stock accruals were lower due to the Chief Executive Officer receiving 100% of one restricted stock grant and 75% of another restricted stock grant during fiscal 2004 (see Note 9 to the consolidated financial statements). Sublease loss accruals were lower due the execution of certain agreements with former landlords (see Note 7 to the consolidated financial statements).
(14.6)	Decrease in income taxes and deferred income taxes, primarily due to the timing of fiscal 2004 estimated income tax payments in relation to the actual income tax liability as compared to the same items for fiscal 2003.
(13.1)	Decrease in accounts payable leverage. Accounts payable as a percentage of inventories decreased to 22.1% at January 29, 2005, as compared to 26.2% at January 31, 2004, primarily due to timing of payments.
(7.6)	Decrease in tax benefits related to employee exercises of stock options due to fewer exercises in fiscal 2004 as compared to fiscal 2003.
(4.1)	Other items netting to a decrease in cash provided by operating activities.
26.7	Increase in net income.
6.4	Increase in deferred lease incentives, primarily due to increased landlord allowances on the 113 net new stores and 35 relocated/expanded stores opened in fiscal 2004.
6.5	Increase in depreciation expense, primarily due to the addition of 113 net new stores during fiscal 2004.
$(18.0)	Total

Working Capital
Working capital at the end of fiscal 2004, fiscal 2003 and fiscal 2002 was $257.5 million, $243.0 million and $109.3 million, respectively. The $14.5 million increase in working capital at January 29, 2005 compared to January 31, 2004 was attributable to the following:

Amount
($million)	Attributable to

$27.2	Increase in inventories, net of accounts payable, primarily due to square footage growth of 15%.
9.0	Decrease in income taxes payable due to the amount and timing of fiscal 2004 estimated income tax payments as compared to the same items for fiscal 2003.
5.9	Decrease in accrued liabilities, primarily due to decreased accruals for payroll, restricted stock expenses, and sublease loss charges in fiscal 2004 as compared to fiscal 2003.
4.7	Other items netting to a working capital increase.
(32.3)	Decrease in cash and short-term investments, primarily due to the $109.5 million in stock repurchases during fiscal 2004, offset by other cash activity (see cash flow statement).
$14.5	Total

Pacific Sunwear of California, Inc. / 19

Investing Cash Flows
Net cash used in investing activities in fiscal 2004, fiscal 2003 and fiscal 2002 was $95.0 million, $115.8 million and $53.3 million, respectively. The components of the $95.0 million of net cash used in investing activities in fiscal 2004 are as follows:

Amount
($million)	Attributable to

$(1,200.1)	Purchases of short-term investments (see Note 1 to the consolidated financial statements).
1,187.1	Maturities of short-term investments (see Note 1 to the consolidated financial statements).
(60.1)	Capital expenditures for 118 new stores and 35 expansions/relocations in fiscal 2004.
(13.4)	Maintenance capital expenditures on existing stores.
(5.3)	Construction costs of new, expanded and relocated stores to open in fiscal 2005.
(3.2)	Other capital expenditures, including computer hardware and software.
$(95.0)	Total

Fiscal 2004 New Store Costs
Our average cost to build a new store in fiscal 2004, including leasehold improvements and furniture and fixtures was approximately $0.4 million. The average cost of expanding or relocating a store was approximately $0.5 million. The average landlord allowance, which is shown in the consolidated financial statements as a deferred lease incentive, was approximately $0.1 million. The average total cost to build new stores and relocate or expand stores will vary in the future depending on various factors, including square footage, changes in store design, and local construction costs. Our average cost for initial inventory for new stores opened in fiscal 2004 was approximately $0.2 million. Our initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

Future Capital Expenditures
In fiscal 2005, we expect capital expenditures to be approximately $95 million, of which approximately $79 million will be for opening new and relocated/expanded stores, approximately $10 million will be used for maintenance capital on existing stores, and approximately $6 million will be used for corporate capital expenditures such as computer hardware and software.
During fiscal 2005, we plan to open approximately 120 net new stores, of which approximately 70 will be PacSun stores, approximately 10 will be PacSun Outlet stores, and approximately 40 will be d.e.m.o. stores. We also plan to expand or relocate approximately 35 of our most productive stores to larger locations during fiscal 2005.
Based on our current projected store opening and relocation/expansion plans through fiscal 2007, we currently expect our capital resource needs for those stores will be approximately as follows:

	2005	2006	2007	Total

Gross new and relocated stores	155	160	185	500
Estimated capital expenditures (in 000’s)	$89,000	$98,000	$134,000	$321,000
We expect cash flows from operations to be sufficient to provide the liquidity and resources necessary to achieve our stated store opening and relocation/expansion goals through fiscal 2007. Cash flows from operations for fiscal 2004, 2003 and 2002 were $143.0 million, $161.0 million, and $89.5 million, respectively. We have not entered into any material purchase commitments for capital expenditures related to its store opening or relocation/expansion plans. The average total cost to build new stores or expand or relocate stores will vary in the future depending on various factors, including square footage, changes in store design, and local construction costs.
We plan to purchase additional land and begin construction of a new, additional corporate office and a new, additional distribution center at any time before the end of fiscal 2007. We have initiated planning efforts to assess these future needs. Costs of this future construction are currently unknown. Costs to construct our current corporate offices and distribution center were approximately $52 million and were incurred during fiscal 2000 and fiscal 2001.

20 / Pacific Sunwear of California, Inc.

Financing Cash Flows
Net cash used by financing activities in fiscal 2004 was $93.4 million as compared to cash provided of $28.0 million in fiscal 2003 and cash used of $22.9 million in fiscal 2002, respectively. Of the $93.4 million of net cash used in financing activities in fiscal 2004, $109.5 million was due to common stock repurchases and $2.1 million was due to principal payments under capital lease and long-term debt obligations, partially offset by $18.2 million in proceeds from employee exercises of stock options.
Common Stock Repurchase and Retirement – Information regarding our common stock repurchase plan is contained in Note 8 to the consolidated financial statements, which note is incorporated herein by this reference.
In its discretion, our Board of Directors authorized the stock repurchase plan as a means to reduce our overall number of shares outstanding, thereby providing greater value to our shareholders through increased earnings per share. We do not expect the impact of the stock repurchases we have made to be significant to our overall liquidity needs as we expect cash flows from operations to continue to be strong in the future. We believe this was a prudent use of a portion of the $175.9 million in cash and short-term investments available to us as of the end of fiscal 2003 in order to enhance shareholder value.

Credit Facility
We have a credit facility with a bank, which expires April 1, 2007. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) through March 31, 2005 to be used for cash advances, commercial letters of credit and shipside bonds. The Credit Line increases to $50.0 million from April 1, 2005 through March 31, 2006, and $60.0 million from April 1, 2006 through expiration on April 1, 2007. Interest on the Credit Line is payable monthly at the bank’s prime rate (5.25% at January 29, 2005) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. We did not borrow under the credit facility at any time during fiscal 2004 or 2003. We had $13.1 million outstanding in letters of credit at January 29, 2005. The credit facility subjects us to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At January 29, 2005, we were in compliance with all of the credit facility covenants.
A significant decrease in our operating results could adversely affect our ability to maintain the required financial ratios under our credit facility. Required financial ratios include total liabilities to tangible net worth, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility, if any. The most likely result would require us to renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms. At January 29, 2005, we had no borrowings outstanding under our credit facility.

Pacific Sunwear of California, Inc. / 21

Contractual Obligations
We have minimum annual rental commitments under existing store leases, capital leases for computer equipment, and a long-term debt obligation for a multi-year computer maintenance contract. Our financial obligations under these arrangements are approximately $95 million in fiscal 2005 and similar amounts annually thereafter. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under capital leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At January 29, 2005, our future financial commitments under these arrangements are as follows:

	PAYMENTS DUE BY PERIOD

		Less than			More than
(in millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations
Operating lease obligations	$678.7	$92.9	$186.1	$170.4	$229.3
Capital lease obligations	1.8	1.4	0.4	–	–
Long-term debt obligations	0.2	0.2	–	–	–
Letters of credit	13.1	13.1	–	–	–

Total	$693.8	$107.6	$186.5	$170.4	$229.3

The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM for fiscal 2004, 2003 and 2002 were $141.4 million, $121.6 million, and $111.3 million, respectively. We expect total CAM expenses to continue to increase as the number of stores increases from year to year.
Operating Leases – We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through December 2018. Substantially all of our retail store leases require us to pay CAM charges, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 as well as Note 2 to the consolidated financial statements for further discussion). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed five stores in fiscal 2004 and anticipate closing approximately five stores in fiscal 2005.

NEW ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is contained in Note 1 to the consolidated financial statements for the year ended January 29, 2005, which note is incorporated herein by this reference.

INFLATION
We do not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that our business will not be affected by inflation in the future.

SEASONALITY AND QUARTERLY RESULTS
Our business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In each of fiscal 2004 and fiscal 2003, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods

22 / Pacific Sunwear of California, Inc.
together accounted for approximately 30% of our annual net sales and a higher percentage of our operating income. In fiscal 2004, excluding net sales generated by new and relocated/expanded stores, approximately 44% of our annual net sales occurred in the first half of the fiscal year and approximately 56% in the second half. These results are consistent with prior years. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

RISK FACTORS
The products we sell are subject to significant merchandising/fashion sensitivity. Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise at competitive prices and in adequate quantities that satisfies customer demand in a timely manner. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations. Misjudgments or unanticipated fashion changes could also have a material adverse effect on our image with our customers. Some of our vendors have limited resources, production capacities and operating histories and some have intentionally limited the distribution of their merchandise. The inability or unwillingness on the part of key vendors to expand their operations to keep pace with the anticipated growth of PacSun, PacSun Outlet and d.e.m.o. stores, or the loss of one or more key vendors or proprietary brand sources for any reason, could have a material adverse effect on our business. See Item 1, “Business – Merchandising.”
We may not be able to manage our planned expansion effectively. Our continued growth depends to a significant degree on our ability to open and operate stores on a profitable basis and to manage our planned expansion. There can be no assurance that we will achieve our planned expansion, that such expansion will be profitable, or that we will be able to manage our growth effectively. Our planned expansion is dependent upon a number of factors, including our ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond our control may also affect our ability to expand, including general economic and business conditions affecting consumer spending. Any failure to manage growth could have a material adverse effect on our business, financial condition and results of operations.
Our customers may not accept our proprietary brand merchandise. Sales from proprietary brand merchandise accounted for approximately 30%, 32% and 33% of net sales in fiscal 2004, 2003 and 2002, respectively. We may increase the percentage of net sales in proprietary brand merchandise in the future, although there can be no assurance that we will be able to achieve increases in proprietary brand merchandise sales as a percentage of net sales. Because our proprietary brand merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise increases, may have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations. See Item 1, “Business – Merchandising.”
Our comparable store net sales results can fluctuate significantly. Our comparable store net sales results have fluctuated significantly in the past on a monthly, quarterly, and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect our comparable store net sales results, including changes in fashion trends, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. Our comparable store net sales results for any particular fiscal month, fiscal quarter or fiscal year in the future may decrease. As a result of these or other factors, our future comparable store net sales results are likely to have a significant effect on the market price of our common stock.
We could lose key personnel at any time. Our continued success is dependent to a significant degree upon the services of our key personnel, particularly our executive officers. The loss of the services of any member of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

Pacific Sunwear of California, Inc. / 23
Our success in the future will also be dependent upon our ability to attract and retain qualified personnel. Our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operations.
Our dependence on a single distribution facility exposes us to significant operational risks. Our distribution functions for all of our stores and for internet sales are handled from a single facility in Anaheim, California. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our current corporate office and distribution center will be adequate to support our future growth.
Selling merchandise over the internet carries particular risks that can distract attention from our core businesses. Our internet operations are subject to numerous risks that could have a material adverse effect on our operational results, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for online content; and (iv) risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, internet operations involve risks which are beyond our control that could have a material adverse effect on our operational results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the internet business, in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) online security breaches; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the internet, online commerce and the apparel industry.
Any terrorist attacks or war/threat of war could significantly affect consumer spending. The majority of our stores are located in regional shopping malls. Any threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in regional shopping malls. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales. Additionally, war or the threat of war could significantly diminish consumer spending, resulting in decreased sales for the Company. Decreased sales would have a material adverse effect on our business, financial condition and results of operations.
Our foreign sources of production may not always be reliable. We purchase merchandise directly in foreign markets for our proprietary brands. In addition, we purchase merchandise from domestic vendors, some of which is manufactured overseas. We do not have any long-term merchandise supply contracts and our imports are subject to existing or potential duties, tariffs and quotas. We face competition from other companies for production facilities and import quota capacity. We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at United States ports, which could delay delivery of imports; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region within which we do business; (iv) imposition of duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with applicable import regulations; (vi) delayed receipt or non-delivery of goods due to organized labor strikes or unexpected or significant port congestion at United States ports; and (vii) local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in countries that we do business with. Any inability on our part to rely on our foreign sources of production due to any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations.
Any failure by us to maintain credit facility financial covenants could have a material adverse impact on our business. A significant decrease in our operating results could adversely affect our ability to maintain required

24 / Pacific Sunwear of California, Inc.
financial ratios under our credit facility. Required financial ratios include a rolling four-quarter EBITDA requirement, total liabilities to tangible net worth ratio, and limitations on capital expenditures. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility, if any. The most likely result would require us to renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms.
The expensing of stock options will reduce our future reported earnings. The FASB has recently issued new accounting standards requiring all publicly traded companies to begin recording compensation expense related to all unvested and newly granted stock options prospectively for interim periods beginning after June 15, 2005. Currently, we include such expenses on a pro forma basis in the notes to the Company’s quarterly and annual financial statements in accordance with accounting principles generally accepted in the United States of America and do not include compensation expense related to stock options in our reported earnings in the financial statements. Our reported earnings will be lower under the new standard in the second half of fiscal 2005 and our stock price could decline as a result.
Adverse outcomes of litigation matters could significantly affect our operational results. We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not have a material adverse effect upon our results of operations or financial condition. However, our assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against us not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation.
Our stock price can fluctuate significantly. The market price of our common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, net sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies. See Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters.”
We caution that the risk factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on behalf of the Company. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and our intention and ability to hold those investments until maturity, the risk of material market value fluctuations is not expected to be significant.
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At January 29, 2005, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during fiscal 2004 or 2003. Based on the interest rate of 5.25% on our credit facility at January 29, 2005, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $3,250 per year. See “Summary of Significant Accounting Policies” and “Nature of Business.” We are not a party with respect to derivative financial instruments.

Pacific Sunwear of California, Inc. / 25

Item 8.	Financial Statements and Supplementary Data
Information with respect to this item is set forth in “Index to Financial Statements.”

Item 9.	Changes in, and Disagreements with, Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 29, 2005.
No change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2005.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
MANAGEMENT’S CONSIDERATION OF THE RESTATEMENT
In coming to the conclusion that our internal control over financial reporting was effective as of January 29, 2005, our management considered, among other things, the control deficiency related to periodic review of the application of generally accepted accounting principles, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 to the consolidated financial statements included in this Form 10-K. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin No. 99, “Materiality,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and taking into consideration (i) that the Company had identified lease accounting issues for investigation and correction in December 2004; (ii) that the restatement adjustments did not result in a material change to net income for any prior interim or annual period; (iii) that the results of the Company’s preliminary investigations were discussed with the Audit Committee of the Company’s Board of Directors in January 2005, prior to the Company’s fiscal year end; and (iv) that the remainder of the restatement adjustments resulted in certain reclassifications in the Company’s balance sheet at January 31, 2004 and statements of cash flows for each of the fiscal years ended January 31, 2004 and February 1, 2003, our management concluded that controls in place to identify appropriate application of generally accepted accounting principles were effective in ensuring that the financial statements were not materially misstated at January 29, 2005, and the control deficiency that resulted in the restatement of prior period financial statements was not in itself a material weakness.

26 / Pacific Sunwear of California, Inc.
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Pacific Sunwear of California, Inc. have been detected.

Pacific Sunwear of California, Inc. / 27
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Pacific Sunwear of California, Inc.
Anaheim, California
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2005 of the Company and our report dated April 4, 2005, expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Costa Mesa, California
April 4, 2005

28 / Pacific Sunwear of California, Inc.

Item 9B.	Other Information
On March 1, 2005, the Compensation Committee established the compensation for Timothy M. Harmon for the fiscal year ending January 28, 2006. Mr. Harmon’s annual base salary is $750,000 per year. He will also receive a car allowance of $9,000 per year, five weeks of vacation, and general company benefits, including medical, dental, vision, basic and supplemental life and disability. Mr. Harmon is eligible to participate in the Company’s 1999 Stock Award Plan, Executive Deferred Compensation Plan and Employee Stock Purchase Plan. In addition, Mr. Harmon has a performance-based bonus award agreement as described in more detail in our Current Report on Form 8-K filed on March 25, 2005. A severance agreement with Mr. Harmon is incorporated by reference into this Form 10-K as Exhibit 10.11.
On April 8, 2005, the Company and Thomas M. Kennedy, Division President, PacSun, entered into an Employment Agreement (effective as of April 1, 2005), pursuant to which Mr. Kennedy is entitled to a base salary of $575,000 per year effective April 1, 2005, through March 31, 2006. Future annual compensation adjustments will be determined by the Compensation Committee of the Company’s Board of Directors. Mr. Kennedy is also entitled to an annual bonus equal to a percentage of his base salary (with a target bonus of 50%, and a maximum bonus of 100%), based upon the Company’s achievement of certain net income goals. He will also receive a car allowance of $9,000 per year, four weeks of vacation per year (increasing to five weeks after five years), and general company benefits, including medical, dental, vision, and basic and supplemental life and disability. Mr. Kennedy is eligible to participate in the Company’s 1999 Stock Award Plan, Executive Deferred Compensation Plan and Employee Stock Purchase Plan. The Employment Agreement terminates on March 31, 2007, unless the Company exercises its option to extend the agreement for one additional year. The Company must provide notice of its intention to renew no later than 90 days prior to the expiration of the initial two-year term. In the event the Company renews the agreement after the initial two-year term, it will automatically renew each year thereafter (but not past March 31, 2012) until terminated by either party in writing no later than six months prior to the expiration of any one-year term. If Mr. Kennedy is terminated without cause (as defined), or terminates his agreement with good reason (as defined), he will be entitled to his then annual salary for a period of one year following the effective date of his termination, or until the remainder of the initial term of the agreement, whichever is greater, as well as a pro rata portion of any bonus to which he would otherwise have earned. The full text of Mr. Kennedy’s Employment Agreement with the Company is attached to this Form 10-K as Exhibit 10.18.
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
Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the Registrant’s fiscal year end.

Item 13.	Certain Relationships and Related Transactions
Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the Registrant’s fiscal year end.

Pacific Sunwear of California, Inc. / 29

Item 14.	Principal Accountant Fees and Services
Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the Registrant’s fiscal year end.
Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein:
        See Index to Exhibits.

30 / Pacific Sunwear of California, Inc.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 8, 2005, on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

By:	/s/ Seth R. Johnson

Seth R. Johnson
Chief Executive Officer
Each person whose signature appears below hereby authorizes Greg H. Weaver and Gerald M. Chaney or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below and to file all amendments and/or supplements to the Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, on behalf of the Registrant and in the capacities and on the dates indicated, have signed this report.

	Title	Date
Signature

/s/ Seth R. Johnson Seth R. Johnson	Director and Chief Executive Officer (Principal Executive Officer)	April 8, 2005

/s/ Greg H. Weaver Greg H. Weaver	Executive Chairman of the Board	April 8, 2005

/s/ Gerald M. Chaney Gerald M. Chaney	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2005

/s/ Julius Jensen III Julius Jensen III	Director	April 8, 2005

/s/ Pearson C. Cummin III Pearson C. Cummin III	Director	April 8, 2005

/s/ Sally Frame Kasaks Sally Frame Kasaks	Director	April 8, 2005

/s/ Peter Starrett Peter Starrett	Director	April 8, 2005

/s/ Thomas M. Murnane Thomas M. Murnane	Director	April 8, 2005

/s/ Michael Goldstein Michael Goldstein	Director	April 8, 2005

F-1 / Pacific Sunwear of California, Inc.
Pacific Sunwear of California, Inc.
Index to Consolidated Financial Statements
YEARS ENDED JANUARY 29, 2005, JANUARY 31, 2004, AND FEBRUARY 1, 2003:
CONSOLIDATED FINANCIAL STATEMENTS:

Pacific Sunwear of California, Inc. / F-2
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Pacific Sunwear of California, Inc.
Anaheim, California
We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Sunwear of California, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated April 4, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 2, the accompanying consolidated financial statements as of January 31, 2004 and for the years ended January 31, 2004 and February 1, 2003 have been restated.
DELOITTE & TOUCHE LLP
Costa Mesa, California
April 4, 2005

F-3 / Pacific Sunwear of California, Inc.
Pacific Sunwear of California, Inc.
Consolidated Balance Sheets

(in thousands, except per share amounts)	January 29, 2005	January 31, 2004
		(as restated,

		see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,308	$109,640
Short-term investments	79,223	66,235
Accounts receivable	8,129	5,194
Merchandise inventories	175,081	147,751
Prepaid expenses, includes $12,476 and $10,711 of prepaid rent, respectively	19,943	16,492
Deferred income taxes	6,134	8,225

Total current assets	352,818	353,537
PROPERTY AND EQUIPMENT:
Land	12,156	12,156
Buildings and building improvements	26,707	26,686
Leasehold improvements	258,739	217,251
Furniture, fixtures and equipment	206,143	173,550

Total property and equipment	503,745	429,643
Less accumulated depreciation and amortization	(199,523)	(156,774)

Net property and equipment	304,222	272,869
OTHER ASSETS:
Goodwill	6,492	6,492
Deferred compensation and other assets	14,246	11,589

Total other assets	20,738	18,081

TOTAL ASSETS	$677,778	$644,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,753	$38,668
Accrued liabilities	49,028	54,966
Current portion of capital lease obligations	1,308	1,008
Current portion of long-term debt	228	878
Income taxes payable	5,993	15,019

Total current liabilities	95,310	110,539
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	–	228
Long-term capital lease obligations, net of current portion	403	1,227
Deferred lease incentives	67,683	56,996
Deferred rent	26,826	24,325
Deferred compensation	13,298	10,925
Deferred income taxes	16,132	11,515
Other long-term liabilities	92	–

Total long-term liabilities	124,434	105,216
Commitments and contingencies (Note 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	–	–
Common stock, $.01 par value; 170,859,375 shares authorized; 74,916,773 and 78,351,302 shares issued and outstanding, respectively	749	784
Additional paid-in capital	61,310	138,877
Retained earnings	395,975	289,071

Total shareholders’ equity	458,034	428,732

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$677,778	$644,487

See notes to consolidated financial statements

Pacific Sunwear of California, Inc. / F-4
Pacific Sunwear of California, Inc.
Consolidated Statements of Income and Comprehensive Income

	FISCAL YEAR ENDED

(in thousands, except per share amounts)	January 29, 2005	January 31, 2004	February 1, 2003
		(as restated,	(as restated,

		see Note 2)	see Note 2)
Net sales	$1,229,762	$1,041,456	$847,150
Cost of goods sold, including buying, distribution and occupancy costs	781,828	668,807	554,829

Gross margin	447,934	372,649	292,321
Selling, general and administrative expenses	277,921	244,422	211,101

Operating income	170,013	128,227	81,220
Interest income/(expense), net	1,889	732	(594)

Income before income tax expense	171,902	128,959	80,626
Income tax expense	64,998	48,759	30,960

Net income	$106,904	$80,200	$49,666

Comprehensive income	$106,904	$80,200	$49,666

Net income per share, basic	$1.41	$1.05	$0.67

Net income per share, diluted	$1.38	$1.02	$0.66

Weighted average shares outstanding, basic	75,825,897	76,595,758	73,931,520
Weighted average shares outstanding, diluted	77,464,115	78,849,651	75,146,991
See notes to consolidated financial statements

F-5 / Pacific Sunwear of California, Inc.
Pacific Sunwear of California, Inc.
Consolidated Statements of Shareholders’ Equity

	Common	Common	Additional
	Stock	Stock	Paid-In	Retained
(in thousands, except share amounts)	Shares	Amount	Capital	Earnings	Total

BALANCE, February 2, 2002 (as previously reported)	73,733,630	$737	$88,007	$159,211	$247,955
Prior period adjustment (Note 2)	–	–	–	(6)	(6)

BALANCE, February 2, 2002 (as restated)	73,733,630	737	88,007	159,205	247,949
Exercise of stock options and shares sold under employee stock purchase plan and restricted stock grant	500,704	5	3,439	–	3,444
Cancellation of fractional shares due to 3-for-2 stock split	(1,188)	–	(14)	–	(14)
Restricted stock award, vesting of shares	–	–	291	–	291
Tax benefits related to exercise of stock options	–	–	1,038	–	1,038
Net income (as restated, see Note 2)	–	–	–	49,666	49,666

BALANCE, February 1, 2003 (as restated, see Note 2)	74,233,146	742	92,761	208,871	302,374
Exercise of stock options and shares sold under employee stock purchase plan	4,119,753	42	30,339	–	30,381
Cancellation of fractional shares due to 3-for-2 stock split	(1,597)	–	(33)	–	(33)
Tax benefits related to exercise of stock options	–	–	15,810	–	15,810
Net income (as restated, see Note 2)	–	–	–	80,200	80,200

BALANCE, January 31, 2004 (as restated, see Note 2)	78,351,302	784	138,877	289,071	428,732
Exercise of stock options and shares sold under employee stock purchase plan	1,829,671	18	18,176	–	18,194
Repurchase and retirement of common stock	(5,264,200)	(53)	(109,449)	–	(109,502)
Restricted stock award, vesting of shares	–	–	5,471	–	5,471
Tax benefits related to exercise of stock options	–	–	8,235	–	8,235
Net income	–	–	–	106,904	106,904

BALANCE, January 29, 2005	74,916,773	$749	$61,310	$395,975	$458,034

See notes to consolidated financial statements

Pacific Sunwear of California, Inc. / F-6
Pacific Sunwear of California, Inc.
Consolidated Statements of Cash Flows

	FISCAL YEAR ENDED

		January 31, 2004	February 1, 2003
	January 29,	(as restated,	(as restated,
(in thousands	2005	see Note 2)	see Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,904	$80,200	$49,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,685	45,149	40,254
Loss on disposal of equipment	3,692	2,753	5,184
Tax benefits related to exercise of stock options	8,235	15,810	1,038
Change in operating assets and liabilities:
Accounts receivable	(2,935)	(2,278)	128
Merchandise inventories	(27,330)	(24,318)	(20,921)
Prepaid expenses	(3,451)	(1,621)	(1,949)
Deferred compensation and other assets	(284)	1,344	231
Accounts payable	85	10,212	(9,037)
Accrued liabilities	(851)	17,313	16,773
Income taxes payable and deferred income taxes	(2,318)	12,279	2,191
Deferred lease incentives	10,687	4,273	5,522
Deferred rent	(1,199)	(112)	436
Other liabilities	92	–	(28)

Net cash provided by operating activities	143,012	161,004	89,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(81,992)	(49,568)	(53,288)
Purchases of available-for-sale short-term investments	(1,159,375)	(436,875)	–
Maturities of available-for-sale short-term investments	1,150,125	403,675	–
Purchases of held-to-maturity short-term investments	(40,695)	(33,035)	–
Maturities of held-to-maturity short-term investments	36,957	–	–

Net cash used in investing activities	(94,980)	(115,803)	(53,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(109,502)	–	–
Proceeds from exercise of stock options	18,194	30,381	3,444
Principal payments under capital lease obligations	(1,178)	(1,522)	(824)
Repayments of long-term debt obligations	(878)	(825)	(25,504)
Cash paid in lieu of fractional shares due to 3-for-2 stock split	–	(33)	(14)

Net cash (used in)/provided by financing activities	(93,364)	28,001	(22,898)

NET (DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS:	(45,332)	73,202	13,302
CASH AND CASH EQUIVALENTS, beginning of fiscal year	109,640	36,438	23,136

CASH AND CASH EQUIVALENTS, end of fiscal year	$64,308	$109,640	$36,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$142	$226	$944
Cash paid for income taxes	$59,081	$20,670	$27,731

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase to additional paid-in capital related to the issuance of stock to satisfy certain deferred compensation liabilities	$5,471	$–	$291
Increase in accrued capital expenditures	$4,084	$5,440	$2,402
Purchases of property pursuant to capital lease obligations	$654	$–	$3,016
Purchase of maintenance agreement under long-term debt obligation	$–	$–	$2,413
See notes to consolidated financial statements

F-7 / Pacific Sunwear of California, Inc.
Pacific Sunwear of California, Inc.
Notes to Consolidated Financial Statements
For the Fiscal Years Ended January 29, 2005, January 31, 2004, and February 1, 2003
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)
1. Summary of Significant Accounting Policies and Nature of Business
Nature of Business – Pacific Sunwear of California, Inc. and its subsidiaries (the “Company”) is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores, under the names “Pacific Sunwear” (as well as “PacSun”), “Pacific Sunwear (PacSun) Outlet” and “d.e.m.o.” Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teens and young adults. d.e.m.o. specializes in hip-hop inspired casual apparel, footwear and related accessories catering to teens and young adults. In addition, the Company operates a website (www.pacsun.com) which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company. The Company will begin selling d.e.m.o. merchandise through a new website (www.demostores.com) during fiscal 2005.
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2004 was the 52-week period ended January 29, 2005. Fiscal 2003 was the 52-week period ended January 31, 2004. Fiscal 2002 was the 52-week period ended February 1, 2003. Fiscal 2005 will be the 52-week period ending January 28, 2006.
Principles of Consolidation – The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its subsidiaries, Pacific Sunwear Stores Corp. and Miraloma Corp. (formerly “ShopPacSun.com Corp.”). All intercompany transactions have been eliminated in consolidation.
Basis of Presentation – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates.
Fair Value of Financial Instruments – Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures About Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined by SFAS 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At January 29, 2005, management believes that the carrying amounts of cash, short-term investments, receivables and payables approximate fair value because of the short maturity of these financial instruments.
Cash and Cash Equivalents and Short-Term Investments – The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of investment grade asset-backed debt obligations, commercial paper and money market funds.
Auction rate securities, which had historically been classified as cash and cash equivalents, have been reclassified to short-term investments at January 29, 2005 and January 31, 2004, thereby reducing cash and cash equivalents by $42.5 million and $33.2 million, respectively, with corresponding increases in short-term investments. The reclassification also resulted in an increase in net cash used in investing activities for the fiscal years ended January 29, 2005 and January 31, 2004 of $9.3 million and $33.2 million, respectively. These investments, classified as available for sale, have long-term stated contractual maturities, but have variable interest rates that reset at each auction period (typically

Pacific Sunwear of California, Inc. / F-8
7 days, or as long as 28 or 35 days in some cases). These securities trade in a broad, highly liquid market and the Company has never had difficulty being able to liquidate any such investment at the end of a given auction period. The Company typically reinvests these securities multiple times during the year at each new auction period. The Company has revised its presentation in the cash flow statement for fiscal 2004 and 2003 to include the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. As a result of the resetting variable rates, the Company had no cumulative gross unrealized or realized gains or losses from these investments. All income from these investments was recorded as interest income for each periods presented.
Short-term investments, other than auction rate securities, are classified as held-to-maturity and consist of marketable corporate and U.S. agency debt instruments with original maturities of three months to one year and are carried at amortized cost, less other than temporary impairments in value. At January 29, 2005, the fair value of the Company’s held-to-maturity portfolio was $36.7 million, consisting of corporate debentures of $25.3 million, U.S. treasury/agency debentures of $9.9 million, and commercial paper of $1.5 million. Cost is determined by specific identification, which approximates fair value at January 29, 2005 due to the relatively short maturity period of such investments.
Merchandise Inventories – Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. Management bases the decision to mark down merchandise primarily upon its current rate of sale and the age of the item, among other factors.
Property and Equipment – Leasehold improvements and furniture, fixtures and equipment are stated at cost. Amortization of leasehold improvements is computed on the straight-line method over the lesser of an asset’s estimated useful life or the related store’s lease term (generally 10 years), excluding any lease renewal options. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over five years. Depreciation on buildings and building improvements is computed on the straight-line method over the estimated useful life of the asset (generally 39 years).
Goodwill and Other Intangible Assets – The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, “Goodwill and Intangible Assets.” The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future.
Other Long-Lived Assets – The Company accounts for other long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS 144, long-lived assets, including amortizing intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
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

F-9 / Pacific Sunwear of California, Inc.
deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.
Litigation – The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not likely have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse affect on the Company’s operating results (see Note 7).
Deferred Lease Incentives – The Company accounts for landlord allowances in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all amounts received from landlords to fund tenant improvements are recorded as a deferred liability, which is then amortized over the related store’s lease term (see Note 2).
Revenue Recognition – Sales are recognized upon purchase by customers at the Company’s retail store locations or upon delivery to and acceptance by the customer for orders placed through the Company’s website. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for each of the three fiscal years in the period ended January 29, 2005 is as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Beginning balance	$581	$460	$113
Provisions	23,812	20,629	17,363
Usage	(23,630)	(20,508)	(17,016)

Ending balance	$763	$581	$460

E-commerce Shipping and Handling Revenues and Expenses – The Company accounts for shipping and handling revenues and expenses in accordance with Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” All shipping and handling revenues and expenses relate to sales activity generated from the Company’s website. Amounts charged to the Company’s internet customers for shipping and handling revenues are included in net sales. Amounts paid by the Company for internet shipping and handling expenses are included in cost of goods sold and encompass payments to third party shippers and costs to store, move and prepare merchandise for shipment.
Customer Loyalty Programs – The Company’s primary customer loyalty programs are referred to as “PacBucks” for PacSun and PacSun Outlet stores and “d.e.m.o. Dollars” for d.e.m.o. stores. The Company also has a customer loyalty discount program related to its private label credit card. These programs offer customers dollar-for-dollar discounts on future merchandise purchases within stated redemption periods if they purchase specified levels of merchandise in a current transaction. These programs are recorded as a direct reduction in net sales upon redemption, which is generally within 30 days of the original issuance and always within a given quarterly reporting period.
Cost of Goods Sold, including Buying, Distribution and Occupancy Costs – Cost of goods sold includes the landed cost of merchandise and all expenses incurred by the Company’s buying and distribution functions. These costs include inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and any other costs borne by the Company’s buying department and distribution center. Occupancy costs include store rents, common area charges, as well as store expenses related to telephone service, supplies, repairs and maintenance, insurance, loss prevention, and taxes and licenses.
Straight-Line Rent – The Company accounts for rent expense in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under the Company’s store operating leases is recognized on a straight-line basis over the original term

Pacific Sunwear of California, Inc. / F-10
of each store’s lease, inclusive of rent holiday periods during store construction and excluding any lease renewal options (see Note 2). The Company capitalizes rent expense attributable to the build-out period of its stores as a component cost of construction and amortizes this amount over the life of the related store’s lease term once construction has completed, generally upon the commencement of store operations.
Selling, General and Administrative Expenses – Selling, general and administrative expenses include payroll, depreciation and amortization, advertising, credit authorization charges, expenses associated with the counting of physical inventories, and all other general and administrative expenses not directly related to merchandise or operating the Company’s stores.
Advertising Costs – Costs associated with the production of advertising, such as photography, design, creative talent, editing and other costs, are expensed the first time the advertising becomes publicly available. Costs associated with placing advertising that has been produced, such as television and magazine advertising, are expensed when the advertising becomes publicly available. Advertising costs were $11.4 million, $10.4 million, and $8.9 million in fiscal 2004, 2003, and 2002, respectively.
Stock-Based Compensation – The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25) and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company follows the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amended SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for voluntary transition to SFAS 123’s fair value method of accounting for stock-based employee compensation (“the fair value method”). SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The Company has provided the additional disclosures required by SFAS 148 for fiscal 2004, 2003 and 2002 below. Beginning with the third quarter of fiscal 2005, the Company will begin expensing stock options in accordance with SFAS 123(R) (see “New Accounting Pronouncements”).
SFAS 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option-pricing model with the following ranges of weighted average assumptions: expected life, 5 years from option date; stock volatility, 37.0% to 37.9% in fiscal 2004, 37.1% to 53.7% in fiscal 2003 and 55.1% to 62.7% in fiscal 2002; risk-free interest rates, 3.3% to 3.7% in fiscal 2004, 2.9% to 3.3% in fiscal 2003 and 3.0% to 4.7% in fiscal 2002; and no dividends during the expected term. The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2004, 2003 and 2002 awards had

F-11 / Pacific Sunwear of California, Inc.
been amortized to expense over the vesting period of the awards, pro forma net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

NET INCOME
As reported	$106,904	$80,200	$49,666
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,330)	(5,785)	(5,589)

Pro forma	$100,574	$74,415	$44,077

NET INCOME PER SHARE, BASIC
As reported	$1.41	$1.05	$0.67
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.09)	(0.07)	(0.07)

Pro forma	$1.32	$0.98	$0.60

NET INCOME PER SHARE, DILUTED
As reported	$1.38	$1.02	$0.66
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.08)	(0.06)	(0.06)

Pro forma	$1.30	$0.96	$0.60

Earnings per Share – The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings Per Share.” Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 1,638,218, 2,253,893, and 1,215,471, in fiscal 2004, 2003 and 2002, respectively, were used in the calculation of diluted earnings per common share. Options to purchase 998,985, 31,996, and 2,033,399 shares of common stock in fiscal 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the common stock during the respective period.
Comprehensive Income – The Company reports comprehensive income in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale. There was no difference between net income and comprehensive income for fiscal 2004, 2003 and 2002.
Vendor and Merchandise Concentrations – During fiscal 2004, Quiksilver (which incorporates the Quiksilver, Roxy, and DC Shoes brands) accounted for 10.9% of total net sales and Billabong (which incorporates both Billabong and Element brands) accounted for 9.4% of total net sales. No other individual branded vendor accounted for more than 4% of total net sales during fiscal 2004. In prior years, no single branded vendor accounted for more than 8% of total net sales. The Company’s merchandise assortment as a percentage of net sales for each of fiscal 2004, 2003 and 2002 was as follows:

Merchandise Category	Fiscal 2004	Fiscal 2003	Fiscal 2002

Guys apparel	37%	38%	41%
Girls apparel	30%	31%	31%
Accessories	19%	19%	18%
Footwear	14%	12%	10%

Total	100%	100%	100%

Pacific Sunwear of California, Inc. / F-12
Segment Reporting – The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. The Company has identified four operating segments (PacSun stores, PacSun Outlet stores, d.e.m.o. stores, and e-commerce) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The four operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the four operating segments.
New Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities” and in December 2003, issued FIN 46(R) (revised December 2003) “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated in certain circumstances by the primary beneficiary of the entity even if the investors in the entity do not have the characteristics of a controlling financial interest. The adoption of FIN 46 and FIN 46(R) did not have a material impact on the Company’s financial position or results of operations because the Company has no variable interests in variable interest entities.
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
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments over the requisite service period. The standard is effective for the Company beginning with the third quarter of fiscal 2005. The Company’s net income will be reduced as a result of the recognition of the remaining amortization of the fair value of existing options (currently disclosed as pro-forma expense above in this Note 1) as well as the recognition of the fair value of all newly issued stock options, which is contingent upon the number of future options granted and other variables. The adoption of this standard will have no impact on the Company’s cash flows.
Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Restatement of Previously Issued Financial Statements
In December 2004, the Company initiated a review of its lease accounting practices at the suggestion of a member of its Board of Directors. As a result of this review and the clarifications contained in the February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants regarding specific lease accounting issues, management and the Audit Committee of the Board of Directors of the Company determined that the Company’s accounting practices were incorrect with respect to rent holiday periods and the classification of landlord incentives and their related amortization. The Company has made all appropriate adjustments to correct these errors for all periods presented.
In prior periods, the Company recorded straight-line rent expense for store operating leases over the related store’s original lease term, beginning with the commencement date of store operations. This practice excluded recognition of rent expense for the build-out period of the Company’s stores during which the Company was not required to make any rent payments and the store was not yet in operation. In correcting this practice, the Company adopted a policy wherein the rent expense attributable to the build-out period of a particular store is capitalized as a component cost of construction and amortized over the life of the related store’s lease term once construction has completed, generally upon the commencement of store operations. The adoption of this policy and the correction of the lease term used in

F-13 / Pacific Sunwear of California, Inc.
straight-line rent calculations resulted in immaterial reduction in net income of less than $0.1 million for all periods presented. However, these corrections did result in a reclassification from rent expense (within cost of goods sold) to depreciation expense (within selling, general and administrative expenses) of $1.6 million and $1.4 million for the fiscal years ended January 31, 2004 and February 1, 2003, respectively. Additionally, the cumulative impact of the corrections made to the balance sheet at January 31, 2004 resulted in an increase to each of net property and equipment and deferred rent of $12.3 million.
Also in prior periods, the Company classified landlord incentives received to fund its tenant improvements as a reduction of property and equipment rather than as a deferred lease incentive liability. The amortization of these landlord incentives was recorded as a reduction in depreciation expense rather than as a reduction of rent expense. In addition, the Company’s statements of cash flow had reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. These corrections resulted in an increase to each of net property and equipment and deferred lease incentive liabilities of $56.9 million at January 31, 2004. Additionally, for each of the fiscal years in the two-year period ended January 31, 2004, the reclassification of the amortization of deferred lease incentives resulted in a decrease to rent expense (within cost of goods sold) with a corresponding increase to depreciation expense (within selling, general and administrative expenses) of $8.2 million and $7.4 million, respectively.
A summary of the impact of the restatement on the Company’s consolidated balance sheet at January 31, 2004, and the consolidated income statements for the fiscal years ended January 31, 2004 and February 1, 2003, including the restatement of e-commerce shipping and handling revenues and expenses (see Note 1, “E-commerce Shipping and Handling Revenues and Expenses”), is as follows:

	JANUARY 31, 2004

	As	Lease
	Previously	Accounting	As
(all amounts in thousands)	Reported	Adjustments	Restated

CONSOLIDATED BALANCE SHEET
Gross Property	$331,274	$98,369	$429,643
Accumulated Depreciation	(127,630)	(29,144)	(156,774)
Net Property	203,644	69,225	272,869
Deferred Income Taxes	8,224	1	8,225
Total Assets	575,261	69,226	644,487
Income Taxes Payable	15,024	(5)	15,019
Deferred Lease Incentives	–	56,996	56,996
Deferred Rent	12,046	12,279	24,325
Deferred Income Taxes	11,529	(14)	11,515
Total Long-term Liabilities	146,499	69,256	215,755
Shareholders’ Equity	428,762	(30)	428,732

	FISCAL YEAR ENDED JANUARY 31, 2004

	As	Lease
	Previously	Accounting	E-commerce	As
(all amounts in thousands)	Reported	Adjustments	Adjustments	Restated

CONSOLIDATED INCOME STATEMENT
Net Sales	$1,040,294	$–	$1,162	$1,041,456
Cost of Sales	676,977	(9,801)	1,631	668,807

Gross Margin	363,317	9,801	(469)	372,649
SG&A Expenses	235,068	9,823	(469)	244,422

Operating Income	128,249	(22)	–	128,227
Income Tax Provision	48,768	(9)	–	48,759
Net Income	80,213	(13)	–	80,200
Earnings Per Share, diluted	1.02	(0.00)	(0.00)	1.02

Pacific Sunwear of California, Inc. / F-14

	FISCAL YEAR ENDED FEBRUARY 1, 2003

	As	Lease
	Previously	Accounting	E-commerce	As
(all amounts in thousands)	Reported	Adjustments	Reclassification	Restated

CONSOLIDATED INCOME STATEMENT
Net Sales	$846,393	$–	$757	$847,150
Cost of Sales	562,710	(8,728)	847	554,829

Gross Margin	283,683	8,728	(90)	292,321
SG&A Expenses	202,445	8,746	(90)	211,101

Operating Income	81,238	(18)	–	81,220
Income Tax Provision	30,967	(7)	–	30,960
Net Income	49,677	(11)	–	49,666
Earnings Per Share, diluted	0.66	(0.00)	(0.00)	0.66
The corrections described above also resulted in increases in cash provided by operating activities (primarily due to increases in deferred lease incentives) with corresponding increases in cash used in investing activities (due to increased capital expenditures) for each of the fiscal years in the two-year period ended January 31, 2004 of $9.4 million, and $12.9 million, respectively. The impact of these corrections to the cash flow statements, including the impact of the reclassification of auction rate securities (see Note 1, “Cash and Cash Equivalents and Short-Term Investments”), is as follows:

	As	Lease	Reclassification
	Previously	Accounting	of Auction Rate	As
(all amounts in thousands)	Reported	Adjustments	Securities	Restated

CONSOLIDATED CASH FLOW STATEMENT
For the fiscal year ended January 31, 2004:
Net Cash Provided by Operating Activities	$151,647	$9,357	$–	$161,004
Net Cash Used in Investing Activities	(73,246)	(9,357)	(33,200)	(115,803)
Net Increase in Cash and Cash Equivalents	106,402	–	(33,200)	73,202
For the fiscal year ended February 1, 2003:
Net Cash Provided by Operating Activities	76,623	12,865	–	89,488
Net Cash Used in Investing Activities	(40,423)	(12,865)	–	(53,288)
Net Increase in Cash and Cash Equivalents	13,302	–	–	13,302

3.	Deferred Compensation and Other Assets
The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. For fiscal 2004, 2003 and 2002, the Company made contributions of $0.3 million, $0.3 million and $0.2 million, respectively, to the Executive Plan. The deferred compensation asset balance represents the investments held by the Company to cover the vested participant balances in the Executive Plan, which are represented by the deferred compensation liability of $13.3 million and $10.9 million included in long-term liabilities as of January 29, 2005 and January 31, 2004, respectively. These deferred compensation asset investments are classified as trading securities and are stated at fair market value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Fair market value is determined by the most recent publicly quoted market price of the securities at the balance sheet date. For a description of other employee compensation arrangements, see Note 8.

F-15 / Pacific Sunwear of California, Inc.
As of the dates presented, deferred compensation and other assets consisted of the following:

	January 29,	January 31,
	2005	2004

Deferred compensation investments	$13,990	$10,919
Long-term maintenance contracts	124	502
Other assets	132	168

	$14,246	$11,589

4.	Credit Facility
The Company has a credit facility with a bank, which expires April 1, 2007. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) through March 31, 2005 to be used for cash advances, commercial letters of credit and shipside bonds. The Credit Line increases to $50.0 million from April 1, 2005 through March 31, 2006, and $60.0 million from April 1, 2006 through expiration on April 1, 2007. Interest on the Credit Line is payable monthly at the bank’s prime rate (5.25% at January 29, 2005) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. The Company did not borrow under the credit facility at any time during fiscal 2004 or fiscal 2003. The Company had $13.1 million outstanding in commercial letters of credit at January 29, 2005. The credit facility subjects the Company to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At January 29, 2005, the Company was in compliance with all of the covenants.

5.	Accrued Liabilities
As of the dates presented, accrued liabilities consisted of the following:

	January 29,	January 31,
	2005	2004

Accrued compensation and benefits	$13,284	$17,578
Accrued gift cards and store merchandise credits	10,386	4,618
Accrued sales tax payable	6,647	6,189
Accrued capital expenditures	6,223	5,838
Accrued sublease loss charges (Note 7)	2,441	5,543
Accrued restricted stock compensation (Note 9)	904	5,118
Other	9,143	10,082

	$49,028	$54,966

6. Income Taxes
The components of income tax expense for the periods presented were as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Current income taxes:
Federal	$51,252	$38,129	$23,937
State	7,038	5,369	3,397

	58,290	43,498	27,334
Deferred income taxes:
Federal	6,486	5,315	3,225
State	222	(54)	401

	6,708	5,261	3,626

	$64,998	$48,759	$30,960

Pacific Sunwear of California, Inc. / F-16
A reconciliation of income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to income before income taxes for the periods presented was as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Provision for income taxes at statutory rate	$60,166	$45,136	$28,219
State income taxes, net of federal income tax benefit	4,719	3,455	2,469
Other	113	168	272

	$64,998	$48,759	$30,960

The major components of the Company’s overall net deferred tax liability of $10.0 million and $3.3 million at January 29, 2005 and January 31, 2004, respectively, were as follows:

	January 29,	January 31,
	2005	2004

Current net deferred tax asset	$6,134	$8,225
Long-term net deferred tax liability	(16,132)	(11,515)

Overall net deferred tax liability	$(9,998)	$(3,290)

Components:
Depreciation and amortization	$(53,032)	$(42,964)
Deferred lease incentives	26,543	22,293
State income taxes	1,176	548
Inventory cost capitalization	2,431	1,992
Reserve for store expansion/relocation and closing costs	957	2,866
Deferred rent	4,986	4,707
Deferred compensation	5,571	6,275
Other	1,370	993

	$(9,998)	$(3,290)

7. Commitments and Contingencies
Operating Leases – The Company leases its retail stores and certain equipment under operating lease agreements expiring at various dates through December 2018. Substantially all of the Company’s retail store leases require the Company to pay common area maintenance charges, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically ten years, many of which contain renewal options exercisable at the Company’s discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of the Company’s retail store leases contain purchase options.
As of January 29, 2005, minimum future rental commitments under non-cancelable operating leases were as follows:

FISCAL YEAR ENDING:

January 28, 2006	$92,935
February 3, 2007	93,827
February 2, 2008	92,226
January 31, 2009	87,852
January 30, 2010	82,586
Thereafter	229,307

$678,733

F-17 / Pacific Sunwear of California, Inc.
The rental commitments table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under the Company’s store operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Store rental expenses, including CAM, were $141.4 million, $121.6 million, and $111.3 million, of which $6.6 million, $4.6 million, and $2.2 million was paid as percentage rent based on sales volume for fiscal 2004, 2003 and 2002, respectively. The Company expects total CAM expenses to continue to increase as the number of stores increases from year to year.
Capital Leases – The Company acquires computer equipment from time to time pursuant to capital lease obligations. At January 29, 2005, capital leases contained interest rates ranging from 4% to 5%, required monthly principal and interest payments of $0.1 million, and expired at various dates through November 2007. The net book value of capital lease assets was $2.7 million and $3.3 million, respectively, at January 29, 2005 and January 31, 2004. Future commitments under capital lease obligations at January 29, 2005 were as follows:

FISCAL YEAR ENDING:

January 28, 2006	$1,370
February 3, 2007	355
February 2, 2008	43

Total payments, including interest	1,768
Less interest portion	(57)

Total principal payments remaining at January 29, 2005	$1,711

Other Long-Term Debt Obligations – During fiscal 2002, the Company purchased a three-year computer maintenance agreement under a long-term debt obligation for $2.4 million. The debt obligation bears interest at 6.2% and requires quarterly principal and interest payments of $0.2 million through March 2005. Future commitments under this long-term debt obligation are as follows:

FISCAL YEAR ENDING:

January 28, 2006	$232
Less interest portion	(4)

Total principal payments remaining at January 29, 2005	$228

Litigation – During fiscal 2003, the Company reached an agreement to settle all claims related to two lawsuits concerning overtime pay for a total of $4.0 million. The suits were Auden v. Pacific Sunwear of California, Inc., which was filed September 17, 2001, and Adams v. Pacific Sunwear of California, Inc., which was filed November 1, 2002. The complaints alleged that the Company improperly classified certain California based employees as “exempt” from overtime pay. In fiscal 2004, the Company paid substantially all amounts due pursuant to the terms of the settlement agreement, which had been primarily accrued for during fiscal 2002. The settlement did not have a material impact on the Company’s results of operations for fiscal 2004 or fiscal 2003.
The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not likely have a material adverse effect upon the results of operations or financial condition of the Company.
Indemnities, Commitments, and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The Company has issued guarantees in the form of commercial letters of credit as security for merchandise shipments from overseas. There were $13.1 million of these letters of credit outstanding at January 29, 2005. The Company has also issued a guarantee within a sublease on one of its store locations under which the Company remains secondarily liable on the sublease should the sublessee default on its lease payments. The term of the sublease ends December 31, 2014. The Company has recorded $0.4 million in accrued liabilities to recognize the estimated fair value of this guarantee, assuming that another

Pacific Sunwear of California, Inc. / F-18
sublessee would be found within one year should the original sublessee default. The aggregate rental payments remaining on the master lease agreement at January 29, 2005, were $5.4 million. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as noted.
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
Sublease Loss Charges – During fiscal 2004, the Company executed a lease termination agreement related to the Company’s former corporate offices and distribution center. The Company retains no future obligations regarding these premises.
The Company remains liable under an operating lease covering a former store location. The Company has subleased 4,400 of a total 5,200 square feet of these premises. At January 29, 2005, the Company had $2.0 million recorded in accrued liabilities to account for the Company’s net remaining contractual lease obligations for this location, which includes estimated sublease assumptions for the remaining 800 square feet. The Company continues to update its sublease assumptions on a quarterly basis based on its review of current real estate market conditions and any on-going negotiations. To the extent management’s estimates relating to the Company’s ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges or reversals of previous charges may be recorded in the future. At January 29, 2005, the gross remaining obligations under the Company’s original lease, exclusive of any sublease income, were approximately $6.1 million.
8. Common Stock
Stock Split – On August 25, 2003, the Company effected a three-for-two stock split. Shareholders’ equity was restated to give retroactive recognition to the stock split in prior periods by reclassifying the par value ($0.2 million) of the additional shares arising from the split from additional paid-in capital to common stock. Additionally, all share and per share amounts were restated to give effect to the stock split in prior periods.

F-19 / Pacific Sunwear of California, Inc.
Common Stock Purchase and Retirement – The Company’s Board of Directors has authorized a common stock repurchase plan in three separate authorizations. The Company’s stock repurchase activity under this plan is as follows:

					Maximum
			# of Shares		Value of
			Purchased		Shares that
		Average	as Part of		May Yet be
		Price	Publicly	Value of	Purchased
	# of Shares	Paid Per	Announced	Shares	Under the
Period	Purchased	Share	Plan	Purchased	Plan

AUTHORIZATION #1(1)
February 2004	75.0	$23.99	75.0	$1,799.3
April 2004	2,148.7	$22.43	2,148.7	$48,195.4

Total	2,223.7	$22.48	2,223.7	$49,994.7	$5.3

AUTHORIZATION #2(2)
June 2004	482.1	$19.70	482.1	$9,495.3
July 2004	812.4	$19.01	812.4	$15,440.6

Total	1,294.5	$19.26	1,294.5	$24,935.9	$64.1

AUTHORIZATION #3(3)
August 2004	1,746.0	$19.80	1,746.0	$34,570.8	$15,429.2

GRAND TOTAL	5,264.2	$20.80	5,264.2	$109,501.4	$15,498.6

(1) On January 28, 2004, the Company announced that the Board of Directors had authorized the Company to purchase up to $50 million or 2.5 million shares of the Company’s common stock in open market transactions. There was no expiration date specified for this authorization. The Company has substantially completed its repurchase and retirement of shares pursuant to this authorization.
(2) On May 10, 2004, the Company announced that the Board of Directors had authorized the Company to purchase up to an additional $25 million of the Company’s common stock in open market transactions. There was no expiration date specified for this authorization. The Company has substantially completed its repurchase and retirement of shares pursuant to this authorization.
(3) On August 18, 2004, the Company’s Board of Directors authorized the Company to purchase up to an additional $50 million of the Company’s common stock in open market transactions. There was no expiration date specified for this authorization.
Shareholder Rights Plan – In December 1998, the Board of Directors approved the adoption of a Shareholder Rights Plan (“the Rights Plan”). The Rights Plan provides for the distribution to the Company’s shareholders of one preferred stock purchase “Right” for each outstanding share of the Company’s common stock. The Rights have an exercise price of $75 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the Company’s common stock, and will not be exercisable until the occurrence of certain takeover-related events, as defined. The Rights Plan provides that if a person or group acquires more than 15% of the Company’s stock without prior approval of the Board of Directors, holders of the Rights will be entitled to purchase the Company’s stock at half of market value. The Rights Plan also provides that if the Company is acquired in a merger or other business combination after a person or group acquires more than 15% of the Company’s stock without prior approval of the Board of Directors, holders of the Rights will be entitled to purchase the acquirer’s stock at half of market value. The Rights were distributed to holders of the Company’s common stock of record on December 29, 1998, as a dividend, and will expire, unless earlier redeemed, on December 29, 2008.
9. Stock Option and Retirement Plans
Under the Company’s stock option plans, incentive and nonqualified options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates.

Pacific Sunwear of California, Inc. / F-20
At January 29, 2005, outstanding incentive and nonqualified options had exercise prices ranging from $0.68 to $25.50 per share, with an average exercise price of $14.68 per share, and generally begin vesting one year after the grant date. On the initial vesting date, 25% of the options vest and, thereafter, options generally continue to vest at 2.08% each calendar month. The options generally expire ten years from the date of grant or 90 days after employment or services are terminated.
At January 29, 2005, incentive and nonqualified options to purchase 4,891,847 shares were outstanding and 2,851,216 shares were available for future grant under the Company’s stock option plans. During fiscal 2004, 2003 and 2002, the Company recognized tax benefits of $8.2 million, $15.8 million, and $1.0 million, respectively, resulting from the exercise of certain nonqualified stock options.
Stock option (incentive and nonqualified) activity for each of the fiscal years in the three-year period ended January 29, 2005, was as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

BEGINNING OPTIONS OUTSTANDING	5,474,092	8,691,197	7,198,026
Options granted	1,613,700	1,101,351	2,289,238
Options canceled	(425,290)	(253,916)	(354,282)
Options exercised	(1,770,655)	(4,064,540)	(441,785)

Ending options outstanding	4,891,847	5,474,092	8,691,197

Ending options exercisable	2,040,723	2,272,058	4,576,850

BEGINNING WEIGHTED AVERAGE EXERCISE PRICE	$10.47	$8.56	$7.98
Options granted	23.69	13.92	10.23
Options canceled	15.51	10.65	9.91
Options exercised	9.69	7.31	6.68
Ending weighted average exercise price	$14.68	$10.47	$8.56
Ending weighted average exercise price of exercisable options	$10.40	$9.68	$7.59
Weighted average fair value of options granted during the fiscal year	$9.26	$5.27	$5.09
Additional information regarding options outstanding as of January 29, 2005, is as follows:

	Options Outstanding			Options Exercisable

	Number			Number
	Outstanding	Weighted Average	Weighted	Exercisable	Weighted
Range of	as of Jan. 29,	Remaining	Average	as of Jan. 29,	Average
Exercise Prices	2005	Contractual Life	Exercise Price	2005	Exercise Price

$ 0.68 – $ 7.	55 635,507	5.60	$6.89	408,022	$6.57
7.60 – 9.36	269,118	3.67	8.87	228,015	8.94
9.44 – 9.49	529,394	7.01	9.49	259,967	9.49
9.51 – 11.4	7 541,922	5.14	10.84	512,224	10.88
11.67 – 12.	11 514,349	7.96	12.10	166,733	12.10
12.13 – 13.	36 554,136	7.46	12.65	298,684	12.80
13.56 – 21.	22 491,402	8.13	17.03	154,183	15.10
21.30 – 24.	61 488,219	9.59	22.64	12,895	22.53
24.75 – 24.	75 855,800	9.07	24.75	0	N/A
24.82 – 25.	50 12,000	9.07	25.20	0	N/A

$ 0.68 – $25.5	0 4,891,847	7.32	$14.68	2,040,723	$10.40

During the year ended February 1, 1998, the Company granted a restricted stock award of 427,141 shares with a purchase price of $0.01 per share to its Chief Executive Officer (“CEO”). The award vested 25% on each of March 31, 1999, 2000, 2001 and 2002, as, in each instance, certain cumulative earnings per share growth targets had been satisfied. The Company recorded $40 of compensation expense for this award during fiscal 2002.

F-21 / Pacific Sunwear of California, Inc.
During the year ended January 30, 2000, the Company granted a restricted stock award of 112,500 shares with a purchase price of $0.01 per share to its Chief Executive Officer (“CEO”). The award was scheduled to vest 25% on each of September 17, 2001, 2002, 2003 and 2004, if, in each instance, certain cumulative annual earnings per share growth targets had been satisfied. Under the award agreement, shares that did not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remained available for future vesting if the cumulative annual earnings per share growth targets were met as of a subsequent vesting date. During fiscal 2004, the Company’s Board of Directors verified that the final cumulative annual earnings per share growth target for this award had been met. Accordingly, the CEO became vested in and received the total share award of 112,500 shares during fiscal 2004 and, as a result, the Company reclassified previously recognized accrued compensation of $2.6 million from accrued liabilities to additional paid-in capital.
During the year ended February 4, 2001, the Company granted a restricted stock award of 168,750 shares with a purchase price of $0.01 per share to its CEO. The award was scheduled to vest 25% on each of March 15, 2002, 2003, 2004 and 2005, if, in each instance, certain cumulative annual earnings per share growth targets have been satisfied. Under the award agreement, shares that do not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remain available for future vesting if the cumulative annual earnings per share growth targets are met as of a subsequent vesting date. During fiscal 2004, the Company’s Board of Directors verified that the third cumulative annual earnings per share growth target for this award had been met. Accordingly, the CEO became vested in and received 75% of the total share award, or 126,563 shares. As a result of the delivery of 126,563 shares to the CEO during fiscal 2004, the Company reclassified previously recognized accrued compensation of $2.9 million from accrued liabilities to additional paid-in capital. At January 29, 2005, the Company had accrued $0.9 million to recognize the cumulative vested fair value of the remaining 42,187 shares. This amount is included in accrued liabilities (see Note 5) on the balance sheet. Subsequent to January 29, 2005, the Company’s Board of Directors verified that the final cumulative annual earnings per share growth target for this award had been met. Accordingly, the CEO became vested in and received the remaining 42,187 shares in March 2005. As a result of the delivery of the final 42,187 shares to the CEO in March 2005, the Company reclassified previously recognized accrued compensation of $1.1 million from accrued liabilities to additional paid-in capital.
The Company accounts for its stock-based awards issued to employees using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, other than described above. Beginning with the third quarter of fiscal 2005, the Company will begin expensing stock options in accordance with SFAS 123(R) (see “New Accounting Pronouncements” in Note 1).
The Company maintains an Employee Stock Purchase Plan (the “ESPP”), which provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each six-month purchasing period, whichever is lower. The ESPP covers substantially all employees, except officers, who have three months of service with the Company. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company does not recognize compensation expense related to the ESPP. In fiscal 2004 and 2003, 59,016 and 55,293 shares were issued at an average price of $17.52 and $12.46, respectively, under the ESPP.
The Company also maintains an Employee Savings Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering substantially all employees who have reached age 21 and have one year of service with the Company. The 401(k) Plan is funded by employee contributions and periodic Company discretionary contributions, which are subject to approval by the Company’s Board of Directors. For fiscal 2004, 2003 and 2002, the Company made contributions, net of forfeitures, of $0.5 million, $0.5 million, and $0.3 million, respectively, to the 401(k) Plan.

Pacific Sunwear of California, Inc. / F-22
10. Quarterly Financial Data (Unaudited)
Summarized quarterly financial information in each of fiscal 2004 and 2003 has been restated for the Company’s corrections to properly account for tenant improvement allowances and rent holidays (see Note 2). Restated amounts also include the impact of the reclassification of e-commerce shipping and handling revenues and expenses.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(as restated)	(as restated)	(as restated)	(as restated)
(in thousands, except share and per share amounts)

FISCAL YEAR ENDED JANUARY 29, 2005:
Net sales	$245,501	$275,139	$329,447	$379,675
Gross margin	86,205	97,614	121,559	142,556
Operating income	23,613	30,749	50,875	64,775
Net income	14,969	19,317	31,889	40,728
Net income per share, basic	$0.19	$0.25	$0.43	$0.55
Net income per share, diluted	$0.19	$0.25	$0.42	$0.54
Wtd. avg. shares outstanding, basic (Note 1)	78,157,771	76,322,161	74,415,403	74,408,255
Wtd. avg. shares outstanding, diluted (Note 1)	80,146,144	77,911,595	75,919,451	75,856,319

FISCAL YEAR ENDED JANUARY 31, 2004:
Net sales	$198,519	$234,612	$281,541	$326,784
Gross margin	65,975	82,239	103,074	121,362
Operating income	12,889	21,649	39,254	54,435
Net income	7,977	13,377	24,505	34,340
Net income per share, basic	$0.11	$0.18	$0.32	$0.44
Net income per share, diluted	$0.10	$0.17	$0.31	$0.43
Wtd. avg. shares outstanding, basic (Note 1)	74,524,548	75,885,641	77,685,516	78,287,219
Wtd. avg. shares outstanding, diluted (Note 1)	76,472,511	78,104,037	79,876,426	80,226,072

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(as previously	(as previously	(as previously	(as previously
	reported)	reported)	reported)	reported)
(in thousands, except share and per share amounts)

FISCAL YEAR ENDED JANUARY 29, 2005:
Net sales	$245,131	$274,797	$329,447	$379,675
Gross margin	83,572	94,820	118,620	142,556
Operating income	23,621	30,759	50,887	64,775
Net income	14,974	19,325	31,897	40,728
Net income per share, basic	$0.19	$0.25	$0.43	$0.55
Net income per share, diluted	$0.19	$0.25	$0.42	$0.54
Wtd. avg. shares outstanding, basic (Note 1)	78,157,771	76,322,161	74,415,403	74,408,255
Wtd. avg. shares outstanding, diluted (Note 1)	80,146,144	77,911,595	75,919,451	75,856,319

FISCAL YEAR ENDED JANUARY 31, 2004:
Net sales	$198,331	$234,392	$281,541	$326,318
Gross margin	63,855	79,834	100,500	119,011
Operating income	12,893	21,654	39,259	54,442
Net income	7,979	13,380	24,509	34,346
Net income per share, basic	$0.11	$0.18	$0.32	$0.44
Net income per share, diluted	$0.10	$0.17	$0.31	$0.43
Wtd. avg. shares outstanding, basic (Note 1)	74,524,548	75,885,641	77,685,516	78,287,219
Wtd. avg. shares outstanding, diluted (Note 1)	76,472,511	78,104,037	79,876,426	80,226,072
Earnings per basic and diluted share are computed independently for each of the quarters presented based on diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year. Additionally, the sum of the four quarterly amounts for any line item may not agree to the fiscal year total in the consolidated financial statements due to rounding.

Index to Exhibits

Exhibit #	Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of the Company(10)
3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company(4)
3.3	Third Amended and Restated Bylaws of the Company, as amended
4.1	Specimen stock certificate(1)
10.1	Form of Indemnity Agreement between the Company and each of its executive officers and directors(1)*
10.2	1986-87 Stock Option Plan dated as of December 11, 1986, as amended (the “Option Plan”)(1)*
10.3	Amended and Restated 1992 Stock Award Plan dated June 8, 1999 (the “Award Plan”)(7)*
10.4	Amended and Restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan dated March 24, 2004(9)*
10.5	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan and Trust Agreement(2)*
10.6	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004(13)*
10.7	Restricted Stock Award Agreement dated September 18, 1996, by and between the Company and Greg H. Weaver(7)*
10.8	Restricted Stock Award Agreement dated September 17, 1999, by and between the Company and Greg H. Weaver(6)*
10.9	Restricted Stock Award Agreement dated January 3, 2001, by and between the Company and Greg H. Weaver(7)*
10.10	Amended and Restated Employment Agreement dated December 13, 2004, between the Company and Greg H. Weaver(14)*
10.11	Severance Agreement, dated October 27, 1997, by and between Pacific Sunwear of California, Inc. and Timothy M. Harmon(3)*
10.12	Employment Agreement dated October 11, 2004, between the Company and Seth R. Johnson(11)*
10.13	Severance Agreement dated November 22, 2004, between the Company and Gerald M. Chaney(12)*
10.14	Form of Performance-Based Bonus Award Agreement(13)*
10.15	Description of fiscal 2004 cash bonus agreements(13)*
10.16	Description of fiscal 2005 cash bonus agreements(15)*
10.17	Summary of Compensation for Timothy M. Harmon*
10.18	Employment Agreement dated April 1, 2005 between the Company and Thomas M. Kennedy*
10.19	Standard Industrial Lease – Net, dated September 30, 1997, between the Company and Bank of America National Trust and Savings Association, as amended, and Standard Industrial Lease – Net, dated January 12, 1998 between the Company and The Realty Associates Fund IV, L.P., a Delaware limited partnership, as amended for the Company’s former corporate headquarters and distribution center located in Anaheim, California(3)
10.20	Lease Termination Agreement, dated June 15, 2004, between the Company and LBA Industrial Fund-Canyon, Inc.
10.21	Rights Agreement, dated as of December 16, 1998, between the Company and U.S. Stock Transfer Corporation(5)
10.22	Amendment No. 1 to Rights Agreement dated June 18, 2004(10)
10.23	Master Continuing and Unconditional Guaranty to Bank of America N.A. from Pacific Sunwear Stores Corp. and ShopPacSun.com Corp.(8)
10.24	Business Loan Agreement, dated January 30, 2004 between the Company and Bank of America, N.A.(8)
10.25	First Amendment to Business Loan Agreement dated May 7, 2004, between the Company and Bank of America, N.A.(9)

Exhibit #	Description of Exhibit

10.26	Second Amendment to Business Loan Agreement dated August 18, 2004, between the Company and Bank of America, N.A.(10)
21	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31	Written statements of Greg H. Weaver and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Written statement of Greg H. Weaver and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Note References
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
  (6) Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 6, 2000.
  (7) Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001.
  (8) Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2004.
  (9) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 21, 2004.
(10) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 31, 2004.
(11) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 13, 2004.
(12) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2004.
(13) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on December 9, 2004.
(14) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 2004.
(15) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 2005.
  *   Management contract or compensatory plan or arrangement.