Form 10-Q
period 2005-04-30
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2005-06-03
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21296

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CALIFORNIA	95-3759463
(State of Incorporation)	(I.R.S. Employer Identification No.)

3450 East Miraloma Avenue
Anaheim, California	92806
(Address of principal executive offices)	(Zip code)

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

Yes ☑           No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑           No ☐

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, at May 31, 2005, was 75,036,900.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarterly Period Ended April 30, 2005

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share amounts)

	April 30, 2005	January 29, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,964	$64,308
Marketable securities	81,431	79,223
Merchandise inventories	172,128	175,081
Other current assets	34,135	34,206

Total current assets	367,658	352,818

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	524,198	503,745
Less accumulated depreciation and amortization	(210,281)	(199,523)

Total property and equipment, net	313,917	304,222

Other Assets	22,017	20,738

TOTAL ASSETS	$703,592	$677,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,528	$38,753
Other current liabilities	52,177	56,557

Total current liabilities	85,705	95,310

LONG-TERM LIABILITIES:
Deferred lease incentives	72,739	67,683
Deferred rent	27,115	26,826
Deferred income taxes	16,132	16,132
Other long-term liabilities	14,943	13,793

Total long-term liabilities	130,929	124,434

Commitments and contingencies (Notes 5 and 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 75,516,425 and 74,916,773 shares issued and outstanding, respectively	755	749
Additional paid-in capital	72,621	61,310
Retained earnings	413,582	395,975

Total shareholders’ equity	486,958	458,034

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$703,592	$677,778

See accompanying notes to condensed consolidated financial statements

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share and per share amounts)

	First Quarter Ended
	April 30, 2005	May 1, 2004
		(as restated, see
		Note 3)
Net sales	$279,985	$245,501
Cost of goods sold, including buying, distribution and occupancy costs	182,635	159,296

Gross margin	97,350	86,205

Selling, general and administrative expenses	70,123	62,592

Operating income	27,227	23,613

Interest income/(expense), net	1,086	457

Income before income tax expense	28,313	24,070

Income tax expense	10,706	9,101

Net income	$17,607	$14,969

Comprehensive income	$17,607	$14,969

Net income per share, basic	$0.23	$0.19

Net income per share, diluted	$0.23	$0.19

Weighted average shares outstanding, basic	75,292,587	78,157,771

Weighted average shares outstanding, diluted	76,579,259	80,146,144

See accompanying notes to condensed consolidated financial statements

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	First Quarter Ended
		May 1, 2004
		(as restated,
	April 30, 2005	see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	17,607	14,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,001	11,936
Tax benefits related to exercise of stock options	3,754	2,488
Loss on disposal of equipment	—	1,851
Change in operating assets and liabilities:
Merchandise inventories	2,953	(10,161)
Other current assets	71	(1,851)
Other assets	(1,279)	(1,212)
Accounts payable	(5,225)	4,161
Other current liabilities	(5,303)	(19,602)
Deferred lease incentives	4,675	2,223
Deferred rent	4	(136)
Other long-term liabilities	1,380	1,116

Net cash provided by operating activities	33,638	5,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,648)	(17,122)
Purchases of held-to-maturity marketable securities	(21,383)	(18,069)
Maturities of held-to-maturity marketable securities	13,450	1,000
Purchases of available-for-sale marketable securities	(228,775)	(317,200)
Sales of available-for-sale marketable securities	234,500	321,700

Net cash used in investing activities	(23,856)	(29,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,421	5,334
Repurchase and retirement of common stock	—	(42,874)
Principal payments under long-term debt and capital lease obligations	(547)	(463)

Net cash provided by/(used in) financing activities	5,874	(38,003)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	15,656	(61,912)
CASH AND CASH EQUIVALENTS, beginning of period	64,308	109,640

CASH AND CASH EQUIVALENTS, end of period	79,964	47,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	18	38
Cash paid for income taxes	9,300	16,314

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase to additional paid-in capital related to the issuance of stock to satisfy certain deferred compensation liabilities	1,142	4,853
Increase in accrued capital expenditures	2,667	5,003
Accrued stock repurchase transaction, not yet settled in cash	—	7,121

See accompanying notes to condensed consolidated financial statements

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended April 30, 2005
(unaudited, all amounts in thousands, except share and per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

Basis of Presentation – The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rules 5-02 and 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its subsidiaries, Pacific Sunwear Stores Corp. and Miraloma Corp. (the “Company”). All intercompany transactions have been eliminated in consolidation.

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the first quarter ended April 30, 2005 are not necessarily indicative of the results that may be expected for fiscal 2005. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 29, 2005.

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

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. “Fiscal 2005” is the 52-week period ending January 28, 2006. “Fiscal 2004” was the 52-week period ended January 29, 2005. The first quarter of fiscal 2005 was the 13-week period ended April 30, 2005. The first quarter of fiscal 2004 was the 13-week period ended May 1, 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Information regarding the Company’s significant accounting policies is contained in Note 1, “Summary of Significant Accounting Policies and Nature of Business,” to the consolidated financial statements in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2005. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that report.

Marketable Securities – Marketable securities consists of auction rate securities of $45.0 million, classified as available for sale, and other short-term investments of $36.4 million, classified as held-to-maturity.

Auction rate securities have long-term stated contractual maturities, but have variable interest rates that reset at each auction period (typically 7 days, or as long as 28 or 35 days in some cases). These securities trade in a broad, highly liquid market and the Company has never had difficulty being able to liquidate any such investment at the end of a given auction period. The Company typically reinvests these securities multiple times during each reporting period at each new auction date. As a result of the resetting variable rates, the Company had no cumulative gross unrealized or realized gains or losses from these investments. All income from these investments was recorded as interest income for each period presented.

Marketable securities, other than auction rate securities, are classified as held-to-maturity and consist of marketable corporate and U.S. agency debt instruments with original maturities of three months to one year and are carried at amortized cost, less other than temporary impairments in value. At April 30, 2005, the fair value of the Company’s held-to-maturity portfolio was $36.4 million, consisting of corporate debentures of $26.8 million and U.S. treasury/agency debentures of $9.6 million. Cost is determined by specific identification, which approximates fair value at April 30, 2005 due to the relatively short maturity period of such investments.

Stock-Based Compensation – The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion 25 and related interpretations. Accordingly, no compensation expense has been recognized related to employee stock options for the periods presented. The Company follows the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company will begin expensing stock options in accordance with SFAS 123(R) beginning January 29, 2006 (see “New Accounting Pronouncements”). The Company has provided the pro-forma disclosures required by SFAS 123 and SFAS 148 for the first quarter of each of fiscal 2005 and fiscal 2004 below.

	For the First Quarter Ended
	April 30, 2005	May 1, 2004
Net Income
As reported	$17,607	$14,969
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,819)	(1,558)

Pro forma	$15,788	$13,411

Net Income Per Share, Basic
As reported	$0.23	$0.19
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.02)	(0.02)

Pro forma	$0.21	$0.17

Net Income Per Share, Diluted
As reported	$0.23	$0.19
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.02)	(0.02)

Pro forma	$0.21	$0.17

Pro-forma net income and earnings per share related to the fair value of the Company’s stock option awards were determined using the
Black-Scholes option-pricing model with the following weighted average assumptions:

	First Quarter 2005	First Quarter 2004
Expected Option Life	5 years	5 years
Stock Volatility	62.8%	37.8%
Risk-free Interest Rate	3.9%	3.6%
Expected Dividends	None	None

New Accounting Pronouncements – In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” for which the measurement and recognition provisions are effective for reporting periods beginning after June 15, 2004. EITF 03-1 provides a three-step process for determining whether investments, including debt securities, are other than temporarily impaired and requires additional disclosures in annual financial statements. An investment is impaired if the fair value of the investment is less than its cost. The adoption of EITF 03-1 did not have a material impact on the Company’s financial position or results of operations because the Company has the ability and intent to hold all of its held-to-maturity marketable securities until maturity.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments over the requisite service period. The standard is effective for the Company at the beginning of its next fiscal year, which starts on January 29, 2006. The Company’s net income will be reduced as a result of the recognition of the remaining amortization of the fair value of existing options (currently disclosed as pro-forma expense above in this Note 1) as well as the recognition of the fair value of all newly issued stock options, which is contingent upon the number of future options granted and other variables. The adoption of this standard will have no impact on the Company’s cash flows.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

3. RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

As disclosed in the Company’s Form 10-K for the fiscal year ended January 29, 2005, the Company restated its prior year financial statements to reflect the impact of certain lease accounting corrections and certain reclassifications related to auction rate securities and e-commerce shipping revenues and expenses. A summary of the impact of those changes to the Company’s financial statements for the first quarter of fiscal 2004 is as follows:

	First Quarter Ended May 1, 2004
	As	Lease
	Previously	Accounting	E-commerce	As
(all amounts in thousands, unaudited)	Reported	Adjustments	Restatement	Restated
Consolidated Income Statement
Net Sales	$245,131	$—	$370	$245,501
Cost of Sales	161,559	(2,737)	474	159,296

Gross Margin	83,572	2,737	(104)	86,205
SG&A Expenses	59,951	2,745	(104)	62,592

Operating Income	23,621	(8)	—	23,613
Income Tax Provision	9,104	(3)	—	9,101
Net Income	14,974	(5)	—	14,969
Earnings Per Share, diluted	0.19	(0.00)	(0.00)	0.19

	First Quarter Ended May 1, 2004
	As
	Previously
(all amounts in thousands, unaudited)	Reported	Restatements	As Restated
Consolidated Cash Flow Statement
Net Cash Provided by Operating Activities	$8,926	$(3,144)	$5,782
Net Cash Used in Investing Activities	(30,214)	523	(29,691)
Net Cash Used in Financing Activities	(45,124)	7,121	(38,003)

Net Decrease in Cash and Cash Equivalents	(66,412)	4,500	(61,912)
Cash and Cash Equivalents, Beginning	142,840	(33,200)	109,640

Cash and Cash Equivalents, Ending	76,428	(28,700)	47,728

4. OTHER CURRENT LIABILITIES

As of the dates presented, other current liabilities consisted of the following:

	April 30,	January 29,
	2005	2005
Accrued compensation and benefits	$10,977	$13,284
Accrued capital expenditures	8,605	6,223
Accrued gift cards	7,253	10,386
Sales taxes payable	5,826	6,647
Income taxes payable	3,645	5,993
Other	15,871	14,024

	$52,177	$56,557

5. ACCRUED SUBLEASE LOSS CHARGES

The Company remains liable under an operating lease covering a former store location. The Company has subleased approximately 85% of the total square footage of these premises to third parties at rates that are somewhat less than the Company’s required lease payments. Accordingly, at April 30, 2005, the Company had $1.7 million recorded in other current liabilities to recognize its net remaining contractual lease obligations, net of sublease income, related to these premises. The term of the lease ends December 31, 2012. On a quarterly basis, the Company updates its sublease income assumptions for the remaining portion of the premises not yet subleased based on its review of current real estate market conditions and current on-going negotiations. To the extent management’s estimates relating to the Company’s ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges or reversals of previous charges may be recorded in the future. At April 30, 2005, the gross remaining contractual obligation under the Company’s original lease, exclusive of any sublease income, was approximately $5.9 million.

The Company also remains secondarily liable under a guarantee issued related to the assignment of an operating lease covering another former store location. The term of the lease ends December 31, 2014. The Company had $0.4 million recorded in other current liabilities to recognize the remaining estimated fair value of this guarantee, assuming that another assignee would be found within one year should the original assignee default. The aggregate payments remaining on the master lease agreement at April 30, 2005, were $5.3 million.

6. RESTRICTED STOCK

During the year ended February 4, 2001, the Company granted a restricted stock award of 168,750 shares with a purchase price of $0.01 per share to its CEO. The award was scheduled to vest 25% on each of March 15, 2002, 2003, 2004 and 2005, if, in each instance, certain cumulative annual earnings per share growth targets had been satisfied. Under the award agreement, shares that did not vest at a given vesting date due to the cumulative annual earnings per share growth targets not being met remained available for future vesting if the cumulative annual earnings per share growth targets were met as of a subsequent vesting date. During the first quarter of fiscal 2004, the CEO became vested in and received 75% of the total share award, or 126,563 shares. During the first quarter of fiscal 2005, the Company’s Board of Directors verified that the final cumulative annual earnings per share growth target for this award had been met. Accordingly, the CEO became vested in and received the remaining 42,187 shares related to this award in March 2005. As a result of the delivery of the final 42,187 shares to the CEO, the Company reclassified previously recognized accrued compensation of $1.1 million from accrued liabilities to additional paid-in capital.

7. COMMITMENTS AND CONTINGENCIES

Litigation – The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not likely have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have a material adverse affect on the Company’s operating results.

Indemnities, Commitments, and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The Company has issued guarantees in the form of commercial letters of credit, of which there were $14.7 million outstanding at April 30, 2005, as security for merchandise shipments from overseas. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as disclosed elsewhere in this quarterly report.

8. COMMON STOCK REPURCHASES

During fiscal 2004, the Company’s Board of Directors authorized the Company to repurchase up to $125.0 million of the Company’s common stock in open market transactions. All repurchase activity conducted by the Company pursuant to this plan has been previously disclosed in the Company’s annual report on Form 10-K for the year ended January 29, 2005 and no additional repurchases were made during the first quarter of fiscal 2005. At April 30, 2005, the maximum value of shares that may yet be purchased under this plan is approximately $15.5 million.

In May 2005, the Company announced that its Board of Directors had authorized the Company to repurchase up to an additional $100.0 million of the Company’s common stock in open market transactions. There was no expiration date specified for this plan. During May 2005, the Company made the following repurchases of shares subject to this plan:

Maximum
			# of Shares		Value of
			Purchased		Shares that
		Average	as Part of		May Yet be
		Price	Publicly	Value of	Purchased
	# of Shares	Paid Per	Announced	Shares	Under the
Period	Purchased	Share	Plan	Purchased	Plan
$115,499
May 2005	490,000	$21.26	490,000	$10,415	$105,084

9. NET INCOME PER SHARE, BASIC AND DILUTED

The following table summarizes the computation of earnings per share (“EPS”):

	First Quarter Ended
	April 30, 2005			May 1, 2004
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS:	$17,607	75,292,587	$0.23	$14,969	78,157,771	$0.19
Diluted EPS:
Effect of dilutive stock options	—	1,286,672	(0.00)	—	1,988,373	(0.00)

	$17,607	76,579,259	$0.23	$14,969	80,146,144	$0.19

Options to purchase 533,835 and 735,152 shares of common stock in the first quarter of fiscal 2005 and fiscal 2004, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-Q. As discussed in Note 3 to the condensed consolidated financial statements included at Item 1, the fiscal 2004 financial statements have been restated for the effects of an error in our accounting for leases. This MD&A gives effect to the restatement.

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including forecasts of fiscal 2005 planned new store openings and capital expenditures, are based on information available to us as of the date hereof, and we do not intend, or assume any obligation, to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. See “Risk Factors” within this section.

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

Operating margin – We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. Operating margin as a percentage of net sales for fiscal 2004, 2003 and 2002, was 13.8%, 12.3% and 9.6%, respectively. The 13.8% operating margin result for fiscal 2004 was our highest historical annual operating margin. Operating margin as a percentage of sales for each of the first quarters of fiscal 2005 and 2004 was 9.7% and 9.6%, respectively. For a discussion of the changes in the components comprising operating margins, see “Results of Operations” in this section.

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

Inventory Valuation – Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. We base the decision to mark down merchandise primarily upon its current rate of sale and the age of the item, among other factors. To the extent that our estimates differ from actual results, additional markdowns may have to be recorded, which could reduce our gross margins and operating results.

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

Evaluation of Sublease Loss Charges – We remain liable under an operating lease covering a former store location. At each quarterly reporting period, we update our sublease income assumptions based on our review of current real estate market conditions and any on-going negotiations. To the extent our previous estimates relating to our ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges or reversals of previous charges may be recorded in the future (see Note 5 to the condensed consolidated financial statements).

Evaluation of Income Taxes – Current income tax expense is the amount of income taxes expected to be payable for the current reporting period. The combined federal and state income tax expense was calculated using estimated effective annual tax rates. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning in assessing the value of our deferred tax assets. Evaluating the value of these assets is necessarily based on our judgment. If we determine that it is more likely than not that these assets will not be realized, we would reduce the value of these assets to their expected realizable value through a valuation allowance, thereby decreasing net income. If we subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Evaluation of Litigation Matters – We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not likely have a material adverse effect on our results of operations or financial condition and, from time to time, may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on our operating results.

Results of Operations

The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

	First Quarter Ended
	April 30, 2005	May 1, 2004
Net sales	100.0%	100.0%

Cost of goods sold (including buying, distribution and occupancy costs)	65.2	64.9

Gross margin	34.8	35.1
Selling, general and administrative expenses	25.0	25.5

Operating income	9.7	9.6
Interest income, net	0.4	0.2

Income before income tax expense	10.1	9.8
Income tax expense	3.8	3.7

Net income	6.3%	6.1%

The following table sets forth the Company’s number of stores and total square footage as of the dates indicated:

	April 30, 2005	May 1, 2004
PacSun stores	754	689
Outlet stores	86	81
d.e.m.o. stores	173	137

Total stores	1,013	907

Square footage (in 000’s)	3,548	3,117

The first quarter (thirteen weeks) ended April 30, 2005 as compared to the first quarter (thirteen weeks) ended May 1, 2004

Net Sales

Net sales increased to $280.0 million for the first quarter of fiscal 2005 from $245.5 million for the first quarter of fiscal 2004, an increase of $34.5 million, or 14.1%. The components of this $34.5 million increase in net sales are as follows:

Amount
($million)	Attributable to
$23.4	Net sales from stores opened in fiscal 2004 not yet included in the comparable store base
6.8	3.0% increase in comparable store net sales in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004
3.2	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)
2.1	27 new stores opened in fiscal 2005 not yet included in the comparable store base
(1.0)	4 closed stores in fiscal 2005 and 5 closed stores in fiscal 2004
$34.5	Total

Of the 3.0% increase in comparable store net sales in the first quarter of fiscal 2005, PacSun and PacSun Outlet comparable store net sales increased a combined 3.0% and d.e.m.o. comparable store net sales increased 3.2%. The average sale transaction in a comparable store was up approximately 6%, driven by an approximately 8% increase in average retail prices. The increases in average retail prices were primarily due to changes in sales mix towards higher priced merchandise, primarily jeans, in relation to other merchandise. Total transactions per comparable store were down approximately 3%.

Within PacSun and PacSun Outlet, comparable store net sales of guys’ and girls’ merchandise increased 4.0% and 1.8%, respectively. Guys’ comparable store net sales results were characterized by strength in sneakers and denim, partially offset by weakness in accessories and shorts. Girls’ comparable store net sales results were characterized by strength in denim and skirts, partially offset by weakness in casual pants, shorts and tees.

Within d.e.m.o., comparable store net sales of girls’ merchandise increased 19.9% while guys’ merchandise decreased 9.1%. Girls’ comparable store net sales results were characterized by strength in denim, wovens and knits. Guys’ comparable store net sales results were characterized by weakness in tees, active hookups, and knits, partially offset by strength in wovens and denim.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $97.4 million for the first quarter of fiscal 2005 from $86.2 million for the first quarter of fiscal 2004, an increase of $11.2 million, or 13.0%. As a percentage of net sales, gross margin was 34.8% for the first quarter of fiscal 2005 compared to 35.1% for the first quarter of fiscal 2004. The 0.3% decrease in gross margin as a percentage of net sales was primarily attributable to increases in occupancy expenses as a percentage of net sales due to a true-up of expenses with a service provider related to a multi-year computer maintenance contract as well as opening 23 net new stores in the first quarter of fiscal 2005 and the residual impact of opening 113 net new stores during fiscal 2004. Occupancy costs as a percentage of net sales for new stores are generally higher than for mature stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $70.1 million for the first quarter of fiscal 2005, up from $62.6 million for the first quarter of fiscal 2004, an increase of $7.5 million, or 12.0%. These expenses decreased to 25.0% as a percentage of net sales in the first quarter of fiscal 2005 from 25.5% in the first quarter of fiscal 2004. The components of this 0.5% net decrease in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
(0.5)%	Decrease in store payroll expenses as a percentage of net sales to 12.3% ($34.4 million) for the first quarter of fiscal 2005 from 12.8% ($31.5 million) for the first quarter of fiscal 2004, primarily due to more efficient management of these expenses. The increase in absolute dollars was primarily attributable to the addition of 113 net new stores during fiscal 2004 and 23 net new stores during the first quarter of fiscal 2005.
(0.4)%	Decrease in store closing expenses to $0.5 million for the first quarter of fiscal 2005 as compared to $1.4 million for the first quarter of fiscal 2004, primarily due to the execution of two subleases related to our former Manhattan store location and the execution of a lease termination agreement during the second quarter of fiscal 2004 related to our former corporate offices.
0.2%	Increase in advertising expenses as a percentage of net sales to 1.3% ($3.8 million) for the first quarter of fiscal 2005 from 1.1% ($2.7 million) for the first quarter of fiscal 2004, primarily due to the launch of the new d.e.m.o. advertising campaign.
0.2%	Increase in general and administrative expenses as a percentage of net sales to 5.7% ($16.0 million) for the first quarter of fiscal 2005 from 5.5% ($13.6 million) for the first quarter of fiscal 2004, primarily due to higher corporate payroll expenses as a result of increased headcount.
(0.5)%	Total

Net Interest Income

Net interest income was $1.1 million in the first quarter of fiscal 2005 compared to $0.5 million in the first quarter of fiscal 2004, an increase of $0.6 million. This increase was primarily the result of higher average cash and short-term investment balances as well as higher interest rates in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

Income Tax Expense

Income tax expense was $10.7 million for the first quarter of fiscal 2005 compared to $9.1 million for the first quarter of fiscal 2004. The effective income tax rate was 37.8% in the first quarter of each of fiscal 2005 and fiscal 2004. Our weighted effective state income tax rate will vary over time depending on a number of factors, such as differing income tax rates and net incomes in the respective states.

Liquidity and Capital Resources

We have historically financed our operations from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. Our primary capital requirements have been for the construction of newly opened, remodeled, expanded or relocated stores, the financing of working capital increases and, in the past, construction of corporate facilities. We believe that our invested cash and cash equivalents, cash flows from operating activities and revolving credit facility will be sufficient to meet our operating and capital expenditure requirements for fiscal 2005.

Operating Cash Flows

Net cash provided by operating activities was $33.6 million for the first quarter of fiscal 2005 compared to $5.8 million for the first quarter of fiscal 2004. The $27.8 million increase in cash provided by operations in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 was attributable to the following:

Amount
($million)	Attributable to
$14.3	Increase in cash flows from other current liabilities, including $7.4 million from income taxes, $5.9 million from accrued payroll and $1.0 million in all other current liabilities. Cash payments for income taxes were lower primarily due to the timing of fiscal 2004 estimated income tax payments in relation to the actual income tax liability as compared to the same items for fiscal 2003. Cash payments for payroll were lower in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004, primarily due to the settlement of a litigation matter in the prior year, which resulted in a $4.0 million cash payment during the first quarter of fiscal 2004. Annual bonus payments were also lower in the first quarter of fiscal 2005 as compared to that for the first quarter of fiscal 2004.
3.7	Increase in cash flows from inventory, net of accounts payable, primarily due to lower inventory per square foot in our stores.
3.1	Increase in depreciation expense, primarily due to the addition of 113 net new stores during fiscal 2004 and 23 net new stores during the first quarter of fiscal 2005.
2.6	Increase in net income.
2.5	Increase in cash flows from deferred lease incentives, primarily due to receiving larger landlord allowances on the 23 net new stores opened in the first quarter of fiscal 2005 as compared to amounts received related to new stores opened during the first quarter of fiscal 2004.
1.6	Other items netting to an increase in cash provided by operating activities.
$27.8	Total

Working Capital

Working capital at April 30, 2005 was $282.0 million compared to $257.5 million at January 29, 2005, an increase of $24.5 million. The changes in working capital were as follows:

Amount
($million)	Description
$257.5	Working capital at January 29, 2005
17.9	Increase in cash and marketable securities, primarily due to cash provided by operations.
5.2	Decrease in accounts payable, primarily due to timing of payments.
4.4	Decrease in other accrued liabilities.
(3.0)	Decrease in merchandise inventories.
$282.0	Working capital at April 30, 2005

Investing Cash Flows

Net cash used in investing activities in the first quarter of fiscal 2005 was $23.9 million compared to $29.7 million for the first quarter of fiscal 2004, a decrease in cash used of $5.8 million. Of the $23.9 million in net cash used in investing activities for the first quarter of fiscal 2005, $21.6 million was attributable to capital expenditures and $2.3 million was attributable to net purchases of marketable securities. Capital expenditures for the first quarter of fiscal 2005 were categorized as follows:

Amount
($million)	Attributable to
(17.9)	Construction costs of new, expanded and relocated stores
(2.0)	Capital expenditure improvements on existing stores
(1.7)	Other capital expenditures, including computer hardware and software
$(21.6)	Total

In the remainder of fiscal 2005, capital expenditures are expected to be approximately $70-75 million, of which approximately $65-70 million will be for opening new and relocated/expanded stores, and approximately $5 million will be used for other capital expenditures, including maintenance capital on existing stores and computer hardware and software.

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

Financing Cash Flows

Net cash provided by financing activities in the first quarter of fiscal 2005 was $5.9 million compared to cash used of $38.0 million for the first quarter of fiscal 2004. The components of the $5.9 million of net cash provided by financing activities in the first quarter of fiscal 2005 were proceeds from employee exercises of stock options of $6.4 million, partially offset by $0.5 million in repayments made pursuant to capital lease and long-term debt obligations. Prior year uses of cash included $42.9 million in common stock repurchases. Information regarding the Company’s common stock repurchase program is contained in Note 8 to the condensed consolidated financial statements, which note is incorporated herein by this reference.

Credit Facility

We have a credit facility with a bank, which expires April 1, 2007. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) through March 31, 2005 to be used for cash advances, commercial letters of credit and shipside bonds. The Credit Line increases to $50.0 million from April 1, 2005 through March 31, 2006, and $60.0 million from April 1, 2006 through expiration on April 1, 2007. Interest on the Credit Line is payable monthly at the bank’s prime rate (5.75% at April 30, 2005) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. We did not borrow under the credit facility at any time during fiscal 2005 or 2004. We had $14.7 million outstanding in letters of credit at April 30, 2005. The credit facility subjects us to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At April 30, 2005, we were in compliance with all of the credit facility covenants.

A significant decrease in our operating results could adversely affect our ability to maintain the required financial ratios under our credit facility. Required financial ratios include total liabilities to tangible net worth, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA (earnings before interest, taxes, depreciation and amortization) requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility, if any. The alternatives available to the Company if in default of its covenants are to renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms. At April 30, 2005, we had no borrowings outstanding under our credit facility.

Contractual Obligations

We have minimum annual rental commitments under existing store leases and capital leases for computer equipment as of April 30, 2005. Our financial obligations under these arrangements are approximately $95 million in fiscal 2005 and similar amounts annually thereafter. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under capital leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At April 30, 2005, our future financial commitments under these arrangements were as follows:

	Payments Due by Period
Contractual Obligations		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$678.7	$92.9	$186.1	$170.4	$229.3
Capital lease obligations	1.4	1.2	0.2	—	—
Letters of credit	14.7	14.7	—	—	—
Total	$694.8	$108.8	$186.3	$170.4	$229.3

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

Operating Leases – We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through December 2018. Substantially all of our retail store leases require us to pay CAM charges, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the initial term of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed five stores in fiscal 2004 and anticipate closing approximately ten stores in fiscal 2005.

New Accounting Pronouncements

Information regarding new accounting pronouncements is contained in Note 2 to the condensed consolidated financial statements for the quarter ended April 30, 2005, which note is incorporated herein by this reference.

Inflation

We do not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that our business will not be affected by inflation in the future.

Seasonality and Quarterly Results

Our business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In each of fiscal 2004 and fiscal 2003, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 30% of our annual net sales and a higher percentage of our operating income. In fiscal 2004, excluding net sales generated by new and relocated/expanded stores, approximately 44% of our annual net sales occurred in the first half of the fiscal year and approximately 56% in the second half. These results are consistent with prior years. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

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

We plan to launch a new retail concept, which could negatively effect existing operations. We have announced plans to launch a new retail store concept that will commence operations during fiscal 2006. We are currently in the preliminary planning stage regarding store design, merchandise selection and site selection for this new concept. Our ability to make this new retail concept successful is subject to numerous risks, including, but not limited to, (i) unanticipated operating problems, (ii) lack of customer acceptance, (iii) new vendor relationships, (iv) competition from existing and new retailers, and (v) lack of sufficient product differentiation. There can be no assurance that this new retail concept will achieve sales and profitability levels that justify the Company’s investment in it. Additionally, the expansion of this new retail concept involves other risks that could have a material adverse effect on the Company, including, but not limited to, (i) diversion of management’s attention from the Company’s core businesses, (ii) inability to attract, train and retain qualified personnel, including management and product designers, and (iii) difficulty in locating and obtaining favorable store sites and negotiating acceptable lease terms. Any inability to succeed in developing a profitable new retail concept could have a material adverse effect on our continued growth and results of operations.

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

Our comparable store net sales results can fluctuate significantly. Our comparable store net sales results have fluctuated significantly on a monthly, quarterly, and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect our comparable store net sales results, including changes in fashion trends, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. Our comparable store net sales results for any particular future fiscal month, quarter or year may decrease. As a result of these or other factors, our future comparable store net sales results are likely to have a significant effect on the market price of our common stock.

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

Selling merchandise over the internet carries particular risks that can distract attention from our core businesses. Our internet operations are subject to numerous risks that could have a material adverse effect on our operational results, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from our stores; (ii) rapid technological change; (iii) liability for online content; and (iv) risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, internet operations involve risks which are beyond our control that could have a material adverse effect on our operational results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the internet business, in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) online security breaches involving unauthorized access to Company and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the internet, online commerce and the apparel industry.

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

Any failure by us to maintain credit facility financial covenants could have a material adverse impact on our business. A significant decrease in our operating results could adversely affect our ability to maintain required financial ratios under our credit facility. Required financial ratios include a rolling four-quarter EBITDA requirement, total liabilities to tangible net worth ratio, and limitations on capital expenditures. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility, if any. The most likely result would require us to renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms.

The expensing of stock options will reduce our future reported earnings. The FASB has issued a new accounting standard requiring all publicly traded companies to begin recording compensation expense related to all unvested and newly granted stock options. This standard will go into effect for us in fiscal 2006. Currently, we include such expenses on a pro forma basis in the notes to the Company’s quarterly and annual financial statements in accordance with accounting principles generally accepted in the United States of America and do not include compensation expense related to stock options in our reported earnings in the financial statements. Our reported earnings will be lower under the new standard in fiscal 2006 and our stock price could decline as a result.

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

To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At April 30, 2005, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during fiscal 2005 or 2004. Based on the interest rate of 5.75% on our credit facility at April 30, 2005, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $3,600 per year. We are not a party with respect to derivative financial instruments.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2005.

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1 - Legal Proceedings

For information on legal proceedings, see “Litigation” within Note 7 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 1.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

For information on repurchases made during fiscal 2005, see Note 8 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 2.

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to a Vote of Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits

Exhibit 31	Written statements of Seth R. Johnson and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Seth R. Johnson and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Sunwear of California, Inc.
(Registrant)

Date: June 1, 2005	/s/ SETH R. JOHNSON

Seth R. Johnson
Director and Chief Executive Officer
(Principal Executive Officer)

Date: June 1, 2005	/s/ GERALD M. CHANEY

Gerald M. Chaney
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31	Written statements of Seth R. Johnson and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Written statement of Seth R. Johnson and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002.