Form 10-Q/A
period 2004-10-30
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2005-09-02
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C 20549
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, at December 6, 2004, was 74,237,339.

EXPLANATORY NOTE
This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed in order to correct the previously issued condensed consolidated financial statements of Pacific Sunwear of California, Inc. (the “Company”) for the quarterly period ended October 30, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2004 (the “Original Filing”). The corrections are required to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases”; rent holidays in accordance with FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”; and the Company’s PacBucks promotional program in accordance with Emerging Issues Task Force Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” See Note 3, “Restatement of Prior Period Financial Statements,” under Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q/A for additional discussion and a summary of the effect of these changes on the Company’s condensed consolidated balance sheet at October 30, 2004 and on the Company’s condensed consolidated income statements and statements of cash flows for the interim periods ended October 30, 2004 and November 1, 2003.
This Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements. The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other items originally contained on Form 10-Q for the fiscal quarter ended October 30, 2004. These remaining items are not amended hereby, but are included for the convenience of the reader. Except for the amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.
In connection with the preparation of this Form 10-Q/A, the Company concluded that it was appropriate to classify our investments in auction rate securities as marketable securities. Previously, such investments had been classified as cash and equivalents. Accordingly, we have revised the classification to report these investments as marketable securities on the consolidated balance sheets as of October 30, 2004 and January 31, 2004. The Company has also made corresponding adjustments to the consolidated statements of cash flows for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, to reflect the gross purchases and sales of these investments as investing activities rather than as a component of cash and cash equivalents. See Note 3, “Restatement of Prior Period Financial Statements” under Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q/A for additional discussion on the effects of the change in classification.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q/A
For the Quarter Ended October 30, 2004

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands except share amounts)
ASSETS

	October 30,
	2004
	(as restated, see	January 31,
	Note 3)	2004
CURRENT ASSETS:
Cash and cash equivalents	$27,951	$109,640
Marketable securities	56,573	66,235
Accounts receivable	9,187	5,194
Merchandise inventories	201,010	147,751
Prepaid expenses, includes $11,810 and $10,711 of prepaid rent, respectively	20,818	16,492
Deferred income taxes	8,225	8,225

Total current assets	323,764	353,537
PROPERTY AND EQUIPMENT:
Land	12,156	12,156
Buildings and building improvements	26,691	26,686
Leasehold improvements	251,716	217,251
Furniture, fixtures and equipment	199,361	173,550

Total property and equipment	489,924	429,643
Less accumulated depreciation and amortization	(187,362)	(156,774)

Net property and equipment	302,562	272,869
OTHER ASSETS:
Goodwill	6,492	6,492
Deferred compensation and other assets	12,730	11,589

Total other assets	19,222	18,081

Total assets	$645,548	$644,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,709	$38,668
Accrued liabilities	47,225	54,966
Current portion of capital lease obligations	1,309	1,008
Current portion of long-term debt	453	878
Income taxes payable	11,993	15,019

Total current liabilities	120,689	110,539
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	—	228
Long-term capital lease obligations, net of current portion	736	1,227
Deferred lease incentives	67,447	56,996
Deferred rent	26,696	24,325
Deferred compensation	12,289	10,925
Deferred income taxes	11,515	11,515
Other long-term liabilities	92	—

Total long-term liabilities	118,775	105,216
Commitments and contingencies (Note 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 74,156,155 and 78,351,302 shares issued and outstanding, respectively	742	784
Additional paid-in capital	50,096	138,877
Retained earnings	355,246	289,071

Total shareholders’ equity	406,084	428,732

Total liabilities and shareholders’ equity	$645,548	$644,487

See accompanying notes.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, in thousands except share and per share amounts)

	For the Third Quarter Ended		For the Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
	(as restated, see	(as restated, see	(as restated, see	(as restated, see
	Note 3)	Note 3)	Note 3)	Note 3)
Net sales	$332,422	$282,676	$850,086	$714,672

Cost of goods sold, including buying, distribution and occupancy costs	207,888	178,467	544,709	463,384

Gross margin	124,534	104,209	305,377	251,288
Selling, general and administrative expenses	70,684	63,820	200,140	177,496

Operating income	53,850	40,389	105,237	73,792

Interest income, net	404	213	1,176	342

Income before income tax expense	54,254	40,602	106,413	74,134

Income tax expense	20,515	15,392	40,238	28,275

Net income	$33,739	$25,210	$66,175	$45,859

Comprehensive income	$33,739	$25,210	$66,175	$45,859

Net income per share, basic	$0.45	$0.32	$0.87	$0.60

Net income per share, diluted	$0.44	$0.32	$0.85	$0.59

Weighted average shares outstanding, basic	74,415,403	77,685,516	76,298,445	76,031,944

Weighted average shares outstanding, diluted	75,919,451	79,876,426	77,996,056	78,322,218

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended
	October 30,	November 1,
	2004	2003
	(as restated, see	(as restated, see
	Note 3)	Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,175	$45,859
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	37,413	33,295
Loss on disposal of equipment	3,257	1,801
Tax benefits related to exercise of stock options	4,429	14,449
Change in operating assets and liabilities:
Accounts receivable	(3,993)	(972)
Merchandise inventories	(53,259)	(45,751)
Prepaid expenses	(4,326)	(1,661)
Deferred compensation and other assets	223	5,959
Accounts payable	21,041	9,108
Accrued liabilities	(5,677)	3,796
Income taxes payable and deferred income taxes	(3,026)	(556)
Deferred lease incentives	10,451	3,331
Deferred rent	(994)	114
Other long-term liabilities	92	—

Net cash provided by operating activities	71,806	68,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62,949)	(36,583)
Purchases of available-for-sale marketable securities	(911,075)	(59,100)
Sales of available-for-sale marketable securities	926,275	46,675
Purchases of held-to-maturity marketable securities	(23,374)	(10,410)
Maturities of held-to-maturity marketable securities	17,836	—

Net cash used in investing activities	(53,287)	(59,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(109,502)	—
Proceeds from exercise of stock options	10,779	27,111
Principal payments under capital lease obligations	(832)	(1,186)
Principal payments under long-term debt obligations	(653)	(614)
Cash paid in-lieu of fractional shares due to 3-for-2 stock split	—	(33)

Net cash (used in)/provided by financing activities	(100,208)	25,278

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS:	(81,689)	34,632
CASH AND CASH EQUIVALENTS, beginning of period	109,640	36,438

CASH AND CASH EQUIVALENTS, end of period	$27,951	$71,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$105	$185
Cash paid for income taxes	$38,836	$14,382
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Issuance of restricted stock to satisfy certain deferred compensation liabilities	$5,471	$—
Increase in accrued non-cash property and equipment	$6,772	$5,009
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
Marketable Securities – Marketable securities consists of auction rate securities of $18.0 million, classified as available for sale, and other marketable securities of $38.6 million, classified as held-to-maturity.
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
Marketable securities, other than auction rate securities, are classified as held-to-maturity and consist of marketable corporate and U.S. agency debt instruments with original maturities of three months to one year and are carried at amortized cost, less other than temporary impairments in value. Cost is determined by specific identification, which approximates fair value at October 30, 2004 due to the relatively short maturity period of such investments. At October 30, 2004, the fair value of the Company’s portfolio was

$38.5 million, consisting of corporate debentures of $21.5 million, U.S. agency debentures of $10.0 million, U.S. Treasury notes of $4.0 million and corporate commercial paper of $3.0 million.
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
Deferred Lease Incentives – The Company accounts for landlord allowances in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all amounts received from landlords to fund tenant improvements are recorded as a deferred liability, which is then amortized over the related store’s lease term. See Note 3, “Restatement of Prior Period Financial Statements.”
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
Shipping and Handling Revenues and Expenses — The Company accounts for shipping and handling revenues and expenses in accordance with Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” All shipping and handling revenues and expenses relate to sales activity generated from the Company’s website. These amounts, which were previously netted within selling, general and administrative expenses (SG&A) in our third quarter earnings press release as filed on Form 8-K dated November 8, 2004, have been reclassified for purposes of this quarterly report on Form 10-Q in accordance with EITF 00-10. Accordingly, amounts charged to the Company’s internet customers for shipping and handling revenues have been reclassified to net sales. Amounts paid by the Company for internet shipping and handling expenses have been reclassified to cost of goods sold and encompass payments to third party shippers and costs to store, move and prepare merchandise for shipment. A reconciliation of the reclassifications of shipping and handling revenues and expenses for the periods presented, before the impact of PacBucks (see Note 3), is provided below:

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

Customer Loyalty Programs – The Company accounts for its customer loyalty programs in accordance with EITF 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” The Company’s primary customer loyalty programs are referred to as “PacBucks” for PacSun and PacSun Outlet stores and

“d.e.m.o. Dollars” for d.e.m.o. stores. The Company also has a customer loyalty discount program related to its private label credit card. These programs offer customers dollar-for-dollar discounts on future merchandise purchases within stated redemption periods if they purchase specified levels of merchandise in a current transaction. The impact of these programs is recognized ratably as a direct reduction in net sales over the series of transactions required to both earn and redeem the customer discounts. Redemptions generally occur within 30 days of original issuance. See Note 3, “Restatement of Prior Period Financial Statements.”
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
Straight-Line Rent – The Company accounts for rent expense in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under the Company’s store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and excluding any lease renewal options. The Company capitalizes rent expense attributable to the build-out period of its stores as a component cost of construction and amortizes this amount over the life of the related store’s lease term once construction has completed, generally upon the commencement of store operations. See Note 3, “Restatement of Prior Period Financial Statements.”
Selling, General and Administrative Expenses – Selling, general and administrative expenses include payroll, depreciation and amortization, advertising, credit authorization charges, expenses associated with the counting of physical inventories, and all other general and administrative expenses not directly related to merchandise or operating the Company’s stores.
Stock-Based Compensation – The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and, accordingly, does not currently include compensation expense related to stock options in reported net income. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS 148 for the third quarter and nine months ended October 30, 2004 and November 1, 2003 below.
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

	For the Third Quarter Ended		For the Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net income, as reported	$33,739	$25,210	$66,175	$45,859
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,530)	(1,437)	(4,758)	(4,515)

Pro forma net income	$32,209	$23,773	$61,417	$41,344

Earnings Per Share
Basic, as reported	$0.45	$0.32	$0.87	$0.60
Basic, pro forma	$0.43	$0.30	$0.81	$0.54

Diluted, as reported	$0.44	$0.32	$0.85	$0.59
Diluted, pro forma	$0.42	$0.30	$0.79	$0.53
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
NOTE 3 – RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
As disclosed in the Company’s Form 10-K for the fiscal year ended January 29, 2005, the Company restated its prior year financial statements to reflect the impact of certain lease accounting corrections and certain other reclassifications related to auction rate securities (“ARS”). Additionally, as previously announced in the Company’s Form 8-K dated August 11, 2005, the Company has corrected its accounting for PacBuck issuances. There is no impact to the income statements for the nine months ended October 30, 2004 and November 1, 2003 as a result of the PacBucks corrections as all PacBucks had been issued and redeemed as of the end of the respective periods.
The corrections are required to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases”; rent holidays in accordance with FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”; and the Company’s PacBucks promotional program in accordance with Emerging Issues Task Force Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.”
A summary of the impact of those corrections to the Company’s financial statements for the third quarter and first nine months of fiscal 2004 and fiscal 2003 is as follows:

	Third Quarter Ended October 30, 2004
	As
	Previously	Lease	PacBucks	As
Consolidated Income Statement	Reported	Corrections	Corrections	Restated
Net Sales	$329,447	$—	$2,975	$332,422
Cost of Sales	210,827	(2,939)	—	207,888

Gross Margin	118,620	2,939	2,975	124,534
SG&A Expenses	67,733	2,951	—	70,684

Operating Income	50,887	(12)	2,975	53,850
Income Tax Provision	19,394	(4)	1,125	20,515
Net Income	31,897	(8)	1,850	33,739
Earnings Per Share, diluted	0.42	—	0.02	0.44

	First Nine Months Ended October 30, 2004
	As
	Previously	Lease	PacBucks	As
Consolidated Income Statement	Reported	Corrections	Corrections	Restated
Net Sales	$850,086	$—	$—	$850,086
Cost of Sales	553,197	(8,488)	—	544,709

Gross Margin	296,889	8,488	—	305,377
SG&A Expenses	191,621	8,519	—	200,140

Operating Income	105,268	(31)	—	105,237
Income Tax Provision	40,248	(10)	—	40,238
Net Income	66,196	(21)	—	66,175
Earnings Per Share, diluted	0.85	—	—	0.85

	First Nine Months Ended October 30, 2004
	As	Lease and
	Previously	ARS	As
Consolidated Cash Flow Statement	Reported	Corrections	Restated
Net Cash Provided by Operating Activities	$54,143	$17,663	$71,806
Net Cash Used in Investing Activities	(50,824)	(2,463)	(53,287)
Net Cash Used in Financing Activities	(100,208)	—	(100,208)

Net Decrease in Cash and Cash Equivalents	(96,889)	15,200	(81,689)
Cash and Cash Equivalents, Beginning	142,840	(33,200)	109,640

Cash and Cash Equivalents, Ending	45,951	(18,000)	27,951

	Third Quarter Ended November 1, 2003
	As
	Previously	Lease	PacBucks	As
Consolidated Income Statement	Reported	Corrections	Corrections	Restated
Net Sales	$281,541	$—	$1,135	$282,676
Cost of Sales	181,041	(2,574)	—	178,467

Gross Margin	100,500	2,574	1,135	104,209
SG&A Expenses	61,241	2,579	—	63,820

Operating Income	39,259	(5)	1,135	40,389
Income Tax Provision	14,963	(1)	430	15,392
Net Income	24,509	(4)	705	25,210
Earnings Per Share, diluted	0.31	(0.00)	0.01	0.32

	First Nine Months Ended November 1, 2003
	As
	Previously	Lease	PacBucks	As
Consolidated Income Statement	Reported	Corrections	Corrections	Restated
Net Sales	$714,672	$—	$—	$714,672
Cost of Sales	470,587	(7,203)	—	463,384

Gross Margin	244,085	7,203	—	251,288
SG&A Expenses	170,279	7,217	—	177,496

Operating Income	73,806	(14)	—	73,792
Income Tax Provision	28,281	(6)	—	28,275
Net Income	45,867	(8)	—	45,859
Earnings Per Share, diluted	0.59	—	—	0.59

	First Nine Months Ended November 1, 2003
	As	Lease and
	Previously	ARS
Consolidated Cash Flow Statement	Reported	Corrections	As Restated
Net Cash Provided by Operating Activities	$59,910	$8,862	$68,772
Net Cash Used in Investing Activities	(38,131)	(21,287)	(59,418)
Net Cash Used in Financing Activities	25,278	—	25,278

Net Decrease in Cash and Cash Equivalents	47,057	(12,425)	34,632
Cash and Cash Equivalents, Beginning	36,438	—	36,438

Cash and Cash Equivalents, Ending	83,495	(12,425)	71,070
NOTE 4 – DEFERRED COMPENSATION AND OTHER ASSETS
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

	October 30,	January 31,
	2004	2004
Deferred compensation	$12,471	$10,919
Long-term computer maintenance contracts	128	502
Other assets	131	168

	$12,730	$11,589

NOTE 5 – ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	October 30,	January 31,
	2004	2004
Accrued compensation and benefits	$13,917	$17,578
Accrued capital expenditures	9,245	5,838
Accrued sales tax payable	5,608	6,189
Accrued gift cards and store merchandise credits	2,703	4,618
Accrued medical expenses	2,196	1,260
Accrued sublease loss charges (Note 9)	1,700	5,543
Accrued restricted stock compensation (Note 7)	659	5,118
Other	11,197	8,822

	$47,225	$54,966

NOTE 6 – COMMON STOCK REPURCHASE AND RETIREMENT
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
NOTE 7 – RESTRICTED STOCK
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
NOTE 8 – NET INCOME PER SHARE, BASIC AND DILUTED
The following table summarizes the computation of earnings per share:

	October 30, 2004			November 1, 2003
			Per Share			Per Share
Third Quarter Ended:	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic EPS:	$33,739	74,415,403	$0.45	$25,210	77,685,516	$0.32
Diluted EPS:
Effect of dilutive stock options	—	1,504,048	(0.01)	—	2,190,910	(0.00)

	$33,739	75,919,451	$0.44	$25,210	79,876,426	$0.32

	October 30, 2004			November 1, 2003
			Per Share			Per Share
Nine Months Ended:	Net Income	Shares	Amount	Net Income	Shares	Amount
Basic EPS:	$66,175	76,298,445	$0.87	$45,859	76,031,944	$0.60
Diluted EPS:
Effect of dilutive stock options	—	1,697,611	(0.02)	—	2,290,274	(0.01)

	$66,175	77,996,056	$0.85	$45,859	78,322,218	$0.59

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
Sublease Loss Charges – During the second quarter of fiscal 2004, the Company executed a lease termination agreement related to the Company’s former corporate offices and distribution center that resulted in the Company reversing $0.9 million in previously accrued liabilities. The Company retains no future obligations regarding these premises.
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-Q/A. As discussed in Note 3 to the condensed consolidated financial statements included at Item 1, the financial statements for the interim periods ended October 30, 2004 and November 1, 2003 have been restated for the effects of errors in our accounting for leases and PacBucks. This MD&A gives effect to the restatements.
Cautionary Note Regarding Forward-Looking Statements and Risk Factors
This report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including forecasts of fiscal 2004 planned new store openings and capital expenditures, are based on information available to us as of the date hereof, and we assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. See “Risk Factors” within this section.
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
Net merchandise margins – We analyze the components of net merchandise margins, specifically initial markups and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations.
Operating margin – We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. Operating margin as a percentage of net sales for the first nine months of fiscal 2004 was 12.4% as compared to 10.3% for the first nine months of fiscal 2003. For a discussion of the changes in the components comprising operating margins, see “Results of Operations” in this section. Full fiscal year operating margins for fiscal 2003, 2002 and 2001 were 12.3%, 9.6% and 6.5%, respectively. The first half of our fiscal year historically accounts for a smaller percentage of annual net sales and operating margin as compared to the second half. Our highest historical operating margin was 12.9% for fiscal 1999.
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
Cash flow and liquidity (working capital) – We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. We expect cash flows from operations will be sufficient to finance operations without borrowing under our credit facility during the next twelve months.
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
Revenue Recognition - Sales are recognized upon purchase by customers at our retail store locations or upon delivery to and acceptance by the customer for orders placed through our website. We accrue for estimated sales returns by customers based on historical sales return results. Actual return rates have historically been within our expectations and the reserves established. However, in the event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected. We record the sale of gift cards as a current liability and recognize a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered.
Inventory Valuation - Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to our best estimate of their fair market value. We base the decision to mark down merchandise primarily upon its current rate of sale and the age of the item, among other factors. To the extent that our estimates differ from actual results, additional markdowns may have to be recorded, which could reduce our gross margins and operating results.
Evaluation of Long-Lived Assets - In the normal course of business, we acquire tangible and intangible assets. We periodically evaluate the recoverability of the carrying amount of our long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset or asset group are less than its carrying amount. Impairments are recognized in operating earnings. We use our best judgment based on the most current facts and circumstances surrounding our business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on our assessment of recoverability. Numerous factors, including changes in our business, industry segment, and the global economy, could significantly impact our decision to retain, dispose of, or idle certain of our long-lived assets.
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
Accrued Sublease Loss Charges - We remain liable under an operating lease covering a former store location. We executed a sublease covering 3,200 of the total 5,200 square feet of this location during the first quarter of fiscal 2004. At October 30, 2004, we had $1.7 million recorded in accrued liabilities to account for our net remaining contractual lease obligations for this location, which includes estimated sublease assumptions for the remaining 2,000 square feet. We continue to update our sublease assumptions on a quarterly basis based on our review of current real estate market conditions and any on-going negotiations. To the extent our estimates relating to our ability to sublease these facilities at the assumed rates or within the assumed timeframes changes or is incorrect, additional charges or reversals of previous charges may be recorded in the future. At October 30, 2004, the gross remaining obligations under our original lease, exclusive of any sublease income, were approximately $6.3 million. This amount is included in the contractual obligations table within Management’s Discussion and Analysis of Financial Condition and Results of Consolidated Operations. See “Contractual Obligations” within “Liquidity and Capital Resources.”
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
Litigation - We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not have a material adverse effect upon our results of operations or financial condition and, from time to time, we may make provisions for potential litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on our operating results (see Note 9 to the condensed consolidated financial statements).
Results of Operations
The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

	Third Quarter Ended		Nine Months Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	62.5%	63.1%	64.1%	64.8%

Gross margin	37.5%	36.9%	35.9%	35.2%
Selling, general and administrative expenses	21.3%	22.6%	23.5%	24.9%

Operating income	16.2%	14.3%	12.4%	10.3%
Interest income, net	0.1%	0.1%	0.1%	0.1%

Income before income tax expense	16.3%	14.4%	12.5%	10.4%
Income tax expense	6.2%	5.5%	4.7%	4.0%

Net income	10.1%	8.9%	7.8%	6.4%

The following table sets forth our number of stores and total square footage as of the dates indicated:

	October 30,	November 1,
	2004	2003
PacSun stores	734	664
Outlet stores	84	78
d.e.m.o. stores	159	121

Total stores	977	863

Total square footage (in 000’s)	3,391	2,937
The third quarter (13 weeks) ended October 30, 2004 as compared to the third quarter (13 weeks) ended November 1, 2003
Net Sales
Net sales increased to $332.4 million for the third quarter of fiscal 2004 from $282.7 million for the third quarter of fiscal 2003, an increase of $49.7 million, or 17.6%. The components of this $49.7 million increase in net sales are as follows:

Amount
($million)	Attributable to

$20.8	Net sales from 105 new stores opened in fiscal 2004 not yet included in the comparable store base
16.9	6.6% increase in comparable store net sales in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003
6.9	Net sales from stores opened in fiscal 2003 not yet included in the comparable store base
6.0	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales, including shipping and handling revenues)
(0.9)	5 closed stores in fiscal 2004 and 4 closed stores in fiscal 2003

$49.7	Total

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
Gross Margin
Gross margin, after buying, distribution and occupancy costs, increased to $124.5 million for the third quarter of fiscal 2004 from $104.2 million for the third quarter of fiscal 2003, an increase of $20.3 million, or 19.5%. As a percentage of net sales, gross margin was 37.5% for the third quarter of fiscal 2004 compared to 36.9% for the third quarter of fiscal 2003. The 0.6% increase in gross margin as a percentage of net sales was attributable to leverage of non-merchandise margin costs over higher total sales and improved merchandise margins.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $70.7 million for the third quarter of fiscal 2004 from $63.8 million for the third quarter of fiscal 2003, an increase of $6.9 million, or 10.8%. These expenses decreased to 21.3% as a percentage of net sales in the third quarter of fiscal 2004 from 22.6% in the third quarter of fiscal 2003. The components of this 1.3% net decrease in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to

(0.9) %	Decrease in restricted stock expense to $0.4 million (0.1% of net sales) for the third quarter of fiscal 2004 from $2.7 million (1.0% of net sales) for the third quarter of fiscal 2003. During the third quarter of fiscal 2003, a grant of restricted stock to the Chief Executive Officer was reinstated in the amount of $2.1 million upon the Company’s determination that the fiscal 2003 cumulative earnings per share growth target would be met (see Note 7 to the condensed consolidated financial statements). The Company adjusts the amount of restricted stock expense quarterly based on additional vesting of the restricted stock and changes in the Company’s stock price.

(0.3) %	Decrease in store closing expenses to $0.5 million (0.2% of net sales) for the third quarter of fiscal 2004 from $1.4 million (0.5% of net sales) for the third quarter of fiscal 2003, primarily due to executing fewer store relocations/expansions/closures in the third quarter of fiscal 2004 (3) versus the third quarter of fiscal 2003 (18)

(0.1) %	Decrease in other selling, general and administrative expenses as a percentage of net sales to 21.0% for the third quarter of fiscal 2004 from 21.1% for the third quarter of fiscal 2003. Other selling, general and administrative expenses increased in absolute dollars to $69.8 million for the third quarter of fiscal 2004 compared to $59.7 million for the third quarter of fiscal 2003, primarily due to the addition of 105 new stores in fiscal 2004 as well as increased sales volume.

(1.3)%	Total

Net Interest Income
Net interest income was $0.4 million in the third quarter of fiscal 2004 compared to $0.2 million in the third quarter of fiscal 2003, an increase of $0.2 million.
Income Tax Expense
Income tax expense was $20.5 million for the third quarter of fiscal 2004 compared to $15.4 million for the third quarter of fiscal 2003. The effective income tax rate was 37.8% in the third quarter of fiscal 2004 and 37.9% in the third quarter of fiscal 2003. The lower effective income tax rate for the third quarter of fiscal 2004 was primarily attributable to a lower weighted effective state income tax rate for the Company. Our weighted effective state income tax rate will vary depending on a number of factors, such as differing average income tax rates and net sales in the respective states.
The nine months (39 weeks) ended October 30, 2004 as compared to the nine months (39 weeks) ended November 1, 2003
Net Sales
Net sales increased to $850.1 million for the first nine months of fiscal 2004 from $714.7 million for the first nine months of fiscal 2003, an increase of $135.4 million, or 18.9%. The components of this $135.4 million increase in net sales are as follows:

Amount
($million)	Attributable to

$ 55.1	8.4% increase in comparable store net sales in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003

36.2	Net sales from stores opened in fiscal 2003 not yet included in the comparable store base

33.7	Net sales from 105 new stores opened in fiscal 2004 not yet included in the comparable store base

12.3	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales, including shipping and handling revenues)

(1.9)	5 closed stores in fiscal 2004 and 4 closed stores in fiscal 2003

$135.4	Total

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
Gross Margin
Gross margin, after buying, distribution and occupancy costs, increased to $305.4 million for the first nine months of fiscal 2004 from $251.3 million for the first nine months of fiscal 2003, an increase of $54.1 million, or 21.5%. As a percentage of net sales, gross margin was 35.9% for the first nine months of fiscal 2004 compared to 35.2% for the first nine months of fiscal 2003. The 0.7% increase in gross margin as a percentage of net sales was approximately equally attributable to improved merchandise margins and leverage of non-merchandise margin costs over higher total sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $200.1 million for the first nine months of fiscal 2004 from $177.5 million for the first nine months of fiscal 2003, an increase of $22.6 million, or 12.7%. These expenses decreased to 23.5% as a percentage of net sales in the first nine months of fiscal 2004 from 24.8% in the first nine months of fiscal 2003. The components of this 1.3% net decrease in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to

(0.6) %	Decrease in restricted stock expense to $1.0 million (0.1% of net sales) for the first nine months of fiscal 2004 from $4.8 million (0.7% of net sales) for the first nine months of fiscal 2003. During fiscal 2003, two grants of restricted stock to the Chief Executive Officer were reinstated upon the Company’s determination that the fiscal 2003 cumulative earnings per share growth targets would be met (see Note 7 to the condensed consolidated financial statements)

(0.2) %	Decrease in store closing expenses to $1.6 million (0.2% of net sales) for the first nine months of fiscal 2004 from $3.2 million (0.4% of net sales) for the first nine months of fiscal 2003, primarily due to the lease termination agreement related to the Company’s former corporate offices and distribution center; the lease termination resulted in the Company reversing $0.9 million in previously accrued liabilities (see Note 9 to the condensed consolidated financial statements)

(0.5) %	Decrease in other selling, general and administrative expenses as a percentage of net sales to 22.2% for the first nine months of fiscal 2004 from 22.7% for the first nine months of fiscal 2003, primarily due to leveraging these expenses over higher total sales. Other selling, general and administrative expenses increased in absolute dollars to $189.0 million for the first nine months of fiscal 2004 compared to $162.3 million for the first nine months of fiscal 2003, primarily due to the addition of 105 new stores in fiscal 2004 as well as increased sales volume.

(1.3)%	Total

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
Income Tax Expense
Income tax expense was $40.2 million for the first nine months of fiscal 2004 compared to $28.3 million for the first nine months of fiscal 2003. The effective income tax rate was 37.8% in the first nine months of fiscal 2004 and 38.1% in the first nine months of fiscal 2003. The lower effective income tax rate for the first nine months of fiscal 2004 was primarily attributable to a lower weighted effective state income tax rate for the Company. Our weighted effective state income tax rate will vary depending on a number of factors, such as differing average income tax rates and net sales in the respective states.
Liquidity and Capital Resources
We have financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. Our primary capital requirements have been for the construction costs of newly opened, remodeled, expanded or relocated stores, net of landlord allowances, the financing of inventories and, in the past, construction of corporate facilities. We believe that our working capital, cash flows from operating activities and credit facility will be sufficient to meet our operating and capital expenditure requirements for the next twelve months.
Operating Cash Flows
Net cash provided by operating activities was $71.8 million for the first nine months of fiscal 2004 compared to $68.8 million for the first nine months of fiscal 2003. The $3.0 million increase in cash provided by operations in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 was attributable to the following:

Amount
($million)	Attributable to

$ 20.3	Increase in net income

7.1	Increase in deferred lease incentives due to receipt of increased landlord allowances

(10.0)	Decrease in tax benefits from stock option exercises, primarily due to fewer stock option exercises

(9.5)	Decrease in accrued liabilities, primarily due to the payment of the Auden and Adams settlements of $4.0 million (see Note 9 to the condensed consolidated financial statements), the payment of fiscal 2003 bonuses ($7.6 million) partially offset by fiscal 2004 bonus accruals ($4.4 million), the lease termination covering the Company’s former corporate offices and distribution center which resulted in the reversal of $0.9 million in previously recognized expenses (see Note 9 to the condensed consolidated financial statements), and other items netting to a $1.4 million reduction in accrued expenses

(4.9)	Other items netting to a cash flow decrease

$ 3.0	Total

Working Capital
Working capital at October 30, 2004 was $203.1 million compared to $243.0 million at January 31, 2004, a decrease of $39.9 million. The components of this $39.9 million decrease in working capital were as follows:

Amount
($million)	Attributable to

$(91.4)	Decrease in cash and short-term investments, primarily due to $109.5 million in common stock repurchases made in the first nine months of fiscal 2004

33.3	Increase in inventories, net of accounts payable, primarily due to 15% square footage growth

7.7	Decrease in accrued liabilities, primarily due to the payment of the Auden and Adams settlements of $4.0 million (see Note 9 to the condensed consolidated financial statements), the payment of fiscal 2003 bonuses ($7.6 million) partially offset by fiscal 2004 bonus accruals ($4.4 million), the lease termination covering the Company’s former corporate offices and distribution center which resulted in the reversal of $0.9 million in previously recognized expenses (see Note 9 to the condensed consolidated financial statements), and other items netting to a $0.4 million increase in accrued expenses

3.0	Decrease in accrued income taxes due to payment of fiscal 2003 and 2004 income taxes and accrual of tax benefits related to stock option exercises, partially offset by fiscal 2004 income tax accruals

7.5	Other items netting to a working capital increase

$(39.9)	Total

Investing Cash Flows
Net cash used in investing activities in the first nine months of fiscal 2004 was $53.3 million compared to $59.4 million for the first nine months of fiscal 2003, a decrease in cash used of $6.1 million. The components of the $53.3 million in cash used in investing activities in the first nine months of fiscal 2004 are as follows:

Amount
($million)	Attributable to

$ (53.4)	Construction costs of new, expanded and relocated stores

(5.0)	Other capital expenditures, including computer hardware and software

(4.5)	Maintenance capital expenditures on existing stores

(911.1)	Purchases of available-for-sale marketable securities

926.3	Sales of available-for-sale marketable securities

(23.4)	Purchases of held-to-maturity marketable securities

17.8	Maturities of held-to-maturity marketable securities

$ (53.3)	Total

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
The Company expects cash flows from operations to be sufficient to provide the liquidity and resources necessary to achieve its stated store opening and relocation/expansion goals through fiscal 2007. Cash flows from operations (in thousands) for the first nine months of fiscal 2004 as well as for all of fiscal 2003 and 2002 were $71,806, $161,004, and $89,488, respectively. The Company has not entered into any material purchase commitments for capital expenditures related to its store opening or relocation/expansion plans. The average total cost to build new stores or expand or relocate stores will vary in the future depending on various factors, including square footage, changes in store design, local construction costs and landlord allowances.
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

Common Stock Repurchase and Retirement – Information regarding our common stock repurchase plan is contained in Note 6 to the condensed consolidated financial statements, which note is incorporated herein by this reference.
In its discretion, our Board of Directors authorized the stock repurchase plan as a means to reduce our overall number of shares outstanding, thereby providing greater value to our shareholders through increased earnings per share. We do not expect the impact of stock repurchases to be significant to our overall liquidity needs as we expect cash flows from operations to continue to be strong in the future. We believe this is a prudent use of a portion of the $175.9 million in cash and short-term investments available to us as of the end of fiscal 2003 in order to enhance shareholder value.
Credit Facility
We have a credit facility with a bank, which expires April 1, 2007. The credit facility provides for a $45.0 million line of credit (the “Credit Line”) through March 31, 2005 to be used for cash advances, commercial letters of credit and shipside bonds. The Credit Line increases to $50.0 million from April 1, 2005 through March 31, 2006, and $60.0 million from April 1, 2006 through expiration on April 1, 2007. Interest on the Credit Line is payable monthly at the bank’s prime rate (4.75% at October 30, 2004) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. We did not borrow under the credit facility at any time during the first nine months of fiscal 2004 or during fiscal 2003. We had $32.7 million outstanding in letters of credit at October 30, 2004. The credit facility subjects us to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At October 30, 2004, we were in compliance with all of the credit facility covenants.
A significant decrease in our operating results could adversely affect our ability to maintain the required financial ratios under our credit facility. Required financial ratios include total liabilities to tangible net worth, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility, if any. The most likely results would be either that we would renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms.
Contractual Obligations
We have minimum annual rental commitments under existing store operating leases, capital leases for computer equipment, and other long-term debt obligations for multi-year computer maintenance contracts. In addition, at any time, we are contingently liable for open letters of credit with foreign suppliers of merchandise. At October 30, 2004, our future financial commitments under these arrangements were as follows:

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
Operating Leases – We lease our retail stores, former corporate offices and distribution facilities, and certain equipment under operating lease agreements expiring at various dates through December 2016. Substantially all of our retail store leases require us to pay common area maintenance charges, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically eight to ten years, many of which contain renewal options exercisable our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed four stores in fiscal 2003 and anticipate closing approximately four stores in fiscal 2004.
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
Seasonality and Quarterly Results
Our business is seasonal by nature, with the Christmas and back-to-school periods historically accounting for the largest percentage of annual net sales. Our first quarter historically accounts for the smallest percentage of annual net sales. In fiscal 2003, excluding sales generated by new and relocated/expanded stores, the Christmas and back-to-school periods together accounted for approximately 36% of our annual net sales and a higher percentage of our operating income. In fiscal 2003, excluding net sales generated by new and relocated/expanded stores, approximately 43% of our annual net sales occurred in the first half of the fiscal year and approximately 57% in the second half. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

Risk Factors
The products we sell are subject to significant merchandising/fashion sensitivity. Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations. Misjudgments or unanticipated fashion changes could also have a material adverse effect on our image with our customers.
Our customers may not accept our proprietary brand merchandise. Sales from proprietary brand merchandise accounted for approximately 32% of net sales in fiscal 2003. We may increase the percentage of net sales in proprietary brand merchandise in the future, although there can be no assurance that we will be able to achieve increases in proprietary brand merchandise sales as a percentage of net sales. Because our proprietary brand merchandise generally carries higher merchandise margins than our branded merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise increases, may have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations.
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
We may not be able to manage our planned expansion effectively. Our continued growth depends to a significant degree on our ability to open and operate stores on a profitable basis and on our ability to manage our planned expansion. We have previously announced plans to operate 1,400 stores by the end of 2007, of which approximately 900 will be PacSun stores, approximately 100 will be PacSun Outlet stores, and approximately 400 will be d.e.m.o. stores. Our planned expansion is dependent upon a number of factors, including our ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train qualified management level and other employees. Factors beyond our control may also affect our ability to expand, including general economic and business conditions affecting consumer spending. There can be no assurance that we will achieve our planned expansion, that such expansion will be profitable, or that we will be able to manage our growth effectively. Any failure to manage growth could have a material adverse effect on our business, financial condition and results of operations.
We could lose key personnel at any time. Our continued success is dependent to a significant degree upon the services of our key personnel, particularly our executive officers. The loss of the services of any member of senior management could have a material adverse effect on our business, financial condition and results of operations. Our success in the future will also be dependent upon our ability to attract and retain qualified personnel. Our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operations.
Our dependence on a single distribution facility exposes us to significant operational risks. Our distribution functions for all of our stores and for internet sales are handled from a single facility in Anaheim, California. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our corporate office and distribution center will be adequate to support our future growth.

Selling merchandise over the internet carries particular risks that can distract attention from our core business. Our internet operations are subject to numerous risks that could have a material adverse effect on our operational results, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of sales from PacSun stores; (ii) rapid technological change; (iii) liability for online content; and (iv) risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, internet operations involve risks which are beyond our control that could have a material adverse effect on our operational results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the internet business, in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) online security breaches; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the internet, online commerce and the apparel industry.
Any terrorist attacks or war/threat of war could significantly affect consumer spending. The majority of our stores are located in regional shopping malls. Any threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in regional shopping malls. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales. Additionally, war or the threat of war could significantly diminish consumer spending, resulting in decreased sales for us. Decreased sales would have a material adverse effect on our business, financial condition and results of operations.
Our foreign sources of production may not always be reliable. We purchase merchandise directly in foreign markets for our proprietary brands. In addition, we purchase merchandise from domestic vendors, some of which is manufactured overseas. We do not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. We face competition from other companies for production facilities and import quota capacity. We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at United States ports, which could delay delivery of imports; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region that we do business; (iv) imposition of duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with applicable import regulations; (vi) delayed receipt or non-delivery of goods due to organized labor strikes or unexpected or significant port congestion at United States ports; and (vii) local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in countries that we do business with. Our inability to rely on our foreign sources of production due to any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations.
Any failure by us to maintain credit facility financial covenants could have a material adverse impact on our business. A significant decrease in our operating results could adversely affect our ability to maintain required financial ratios under our credit facility. Required financial ratios include a rolling four-quarter EBITDA requirement, total liabilities to tangible net worth ratio, and limitations on capital expenditures. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility, if any. The most likely results would be that we would either renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms.
The expensing of stock options will reduce our future reported earnings. The FASB currently expects to issue a final standard regarding equity-based compensation in the fourth quarter of 2004. The FASB’s existing exposure draft proposes that all publicly traded companies begin recording compensation expense related to all unvested and newly granted stock options prospectively for interim fiscal periods beginning after June 15, 2005. Currently, we include such expenses on a pro forma basis in the notes to our quarterly and annual financial statements in accordance with accounting principles generally accepted in the United States of America and do not include compensation expense related to stock options in our reported earnings in the financial statements. When accounting standards are changed to require us to expense stock options, our reported earnings would be lower under the new standard in the second half of the fiscal year beginning January 30, 2005 and our stock price could decline.
Adverse outcomes of litigation matters could significantly affect our operational results. We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not have a material adverse effect upon our results of operations or financial condition. However, our assessment of current litigation matters could change in light of the discovery of facts with respect to legal actions pending against us not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation.
Our stock price can fluctuate significantly. The market price of our common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or our competitors, net sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of the specific companies.
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and our intention to hold those investments until maturity, the risk of material market value fluctuations is not expected to be significant.
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At October 30, 2004, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during the first nine months of fiscal 2004. Based on the interest rate of 4.75% on our credit facility, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1,000,000 outstanding on our credit facility, net income would be reduced by approximately $3,000 per year. For a discussion of our accounting policies for financial instruments and further disclosures relating to financial instruments, see “Summary of Significant Accounting Policies and Nature of Business” in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the year ended January 31, 2004. We are not a party with respect to derivative financial instruments.
ITEM 4 – CONTROLS AND PROCEDURES
In each of the quarterly periods ended October 30, 2004 and November 1, 2003, our Company’s then principal executive and financial officers (collectively, the “certifying officers”) evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis. The certifying officers concluded, based on their evaluation, that our disclosure controls and procedures were effective as of each of the periods covered by the respective Quarterly Reports on Form 10-Q.
As a result of the need to restate the financial statements for the periods presented herein due to lease accounting issues and the impact of our PacBucks promotional program, our certifying officers and management have considered again whether our disclosure controls and procedures were effective on those dates. Based on the corrections required to be made, our certifying officers and management have concluded that a control deficiency existed with respect to lease accounting and PacBucks at each of October 30, 2004 and November 1, 2003. Our certifying officers and management have concluded that this represents a control deficiency and that our disclosure controls and procedures as of October 30, 2004 and November 1, 2003 were not effective. While assessing its internal control over financial reporting for Sarbanes-Oxley purposes for fiscal 2004, the Company effectively remediated these issues.
No change in our internal control over financial reporting occurred during the quarter ended October 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
For information regarding legal proceedings, see “Litigation” within Note 9 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 1.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
For information on common stock repurchases made during the first nine months of fiscal 2004, see Note 6 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 2.
Item 3 – Defaults Upon Senior Securities - Not Applicable
Item 4 – Submission of Matters to a Vote of Security Holders – Not Applicable
Item 5 – Other Information - Not Applicable
Item 6 – Exhibits

Exhibit 10.1	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004 +

Exhibit 10.2	Form of Performance-Based Bonus Award Agreement +

Exhibit 10.3	Description of 2004 cash bonus arrangements +

Exhibit 31	Written statements of Seth R. Johnson and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Seth R. Johnson and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Sunwear of California, Inc.
(Registrant)

Date: August 31, 2005	/s/ SETH R. JOHNSON

Seth R. Johnson
Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2005	/s/ GERALD M. CHANEY

Gerald M. Chaney
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits	Description
Exhibit 10.1	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004 +

Exhibit 10.2	Form of Performance-Based Bonus Award Agreement +

Exhibit 10.3	Description of 2004 cash bonus arrangements +

Exhibit 31	Written statements of Seth R. Johnson and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Seth R. Johnson and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed