Form 10-Q
period 2005-07-30
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2005-09-02
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, at August 30, 2005, was 74,601,458.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended July 30, 2005
Index

Page(s)
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets as of July 30, 2005 and January 29, 2005	3
Condensed Consolidated Statements of Income and Comprehensive Income for the second quarters and first halves ended July 30, 2005 and July 31, 2004 (as restated)	4
Condensed Consolidated Statements of Cash Flows for the first halves ended July 30, 2005 and July 31, 2004 (as restated)	5
Notes to Condensed Consolidated Financial Statements	6-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24-25

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25-26
Item 5. Other Information	26
Item 6. Exhibits	26

SIGNATURE PAGE	27
EXHIBIT 3.1
EXHIBIT 10.1
EXHIBIT 31
EXHIBIT 32

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share amounts)

	July 30, 2005	January 29, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,227	$64,308
Marketable securities	70,366	79,223
Merchandise inventories	242,631	175,081
Other current assets	37,146	34,206

Total current assets	442,370	352,818

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	551,039	503,745
Less accumulated depreciation and amortization	(223,165)	(199,523)

Total property and equipment, net	327,874	304,222

Other Assets	22,063	20,738

TOTAL ASSETS	$792,307	$677,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$106,695	$38,753
Other current liabilities	56,534	56,557

Total current liabilities	163,229	95,310

LONG-TERM LIABILITIES:
Deferred lease incentives	75,873	67,683
Deferred rent	27,717	26,826
Deferred income taxes	16,132	16,132
Other long-term liabilities	14,946	13,793

Total long-term liabilities	134,668	124,434

Commitments and contingencies (Note 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 75,041,904 and 74,916,773 shares issued and outstanding, respectively	750	749
Additional paid-in capital	58,966	61,310
Retained earnings	434,694	395,975

Total shareholders’ equity	494,410	458,034

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$792,307	$677,778

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, all amounts in thousands except share and per share amounts)

	For the Second Quarter Ended		For the First Half Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(as restated, see		(as restated, see
		Note 3)		Note 3)
Net sales	$309,064	$272,164	$589,049	$517,665

Cost of goods sold, including buying, distribution and occupancy costs	198,707	177,525	381,342	336,821

Gross margin	110,357	94,639	207,707	180,844

Selling, general and administrative expenses	77,592	66,865	147,714	129,457

Operating income	32,765	27,774	59,993	51,387

Interest income, net	1,180	316	2,265	773

Income before income tax expense	33,945	28,090	62,258	52,160

Income tax expense	12,833	10,623	23,539	19,724

Net income	$21,112	$17,467	$38,719	$32,436

Comprehensive income	$21,112	$17,467	$38,719	$32,436

Net income per share, basic	$0.28	$0.23	$0.51	$0.42

Net income per share, diluted	$0.28	$0.22	$0.51	$0.41

Weighted average shares outstanding, basic	75,125,782	76,322,161	75,209,185	77,239,966

Weighted average shares outstanding, diluted	76,118,501	77,911,595	76,338,599	79,035,717
See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, all amounts in thousands)

	For the First Half Ended
		July 31, 2004
		(as restated,
	July 30, 2005	see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,719	$32,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,081	24,423
Tax benefits related to exercise of stock options	5,737	2,906
Loss on disposal of equipment	—	2,839
Change in operating assets and liabilities:
Merchandise inventories	(67,550)	(66,082)
Other current assets	(2,940)	(5,204)
Other assets	(1,325)	(665)
Accounts payable	67,942	37,274
Other current liabilities	(2,917)	(15,350)
Deferred lease incentives	7,809	5,727
Deferred rent	(658)	(904)
Other long-term liabilities	1,444	1,229

Net cash provided by operating activities	77,342	18,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48,173)	(39,950)
Purchases of held-to-maturity marketable securities	(26,493)	(19,829)
Maturities of held-to-maturity marketable securities	20,625	2,640
Purchases of available-for-sale marketable securities	(442,350)	(637,450)
Sales of available-for-sale marketable securities	457,075	635,300

Net cash used in investing activities	(39,316)	(59,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(19,978)	(74,931)
Proceeds from exercise of stock options	10,756	6,883
Principal payments under long-term debt and capital lease obligations	(885)	(932)

Net cash used in financing activities	(10,107)	(68,980)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	27,919	(109,640)
CASH AND CASH EQUIVALENTS, beginning of period	64,308	109,640

CASH AND CASH EQUIVALENTS, end of period	$92,227	$0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$32	$81
Cash paid for income taxes	21,659	23,781

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase to additional paid-in capital related to the issuance of stock to satisfy certain deferred compensation liabilities (Note 6)	$1,142	$4,853
Increase in non-cash property and equipment accruals	6,179	5,200
See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarterly Period Ended July 30, 2005
(unaudited, all amounts in thousands except share and per share amounts unless otherwise indicated)
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the second quarter and first half ended July 30, 2005 are not necessarily indicative of the results that may be expected for fiscal 2005. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 29, 2005.
Nature of Business – Pacific Sunwear of California, Inc. and its subsidiaries (the “Company”) is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores, under the names “Pacific Sunwear” (as well as “PacSun”), “Pacific Sunwear (PacSun) Outlet” and “d.e.m.o.” Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teens and young adults. d.e.m.o. specializes in hip-hop inspired casual apparel, footwear and related accessories catering to teens and young adults. In addition, the Company operates two websites (www.pacsun.com and www.demostores.com) which sell PacSun and d.e.m.o. merchandise online, respectively, provide content and community for its target customers, and provide information about the Company. Additionally, the Company has announced its plans to begin operating a new mall-based chain of specialty retail footwear stores under the name “One Thousand Steps” beginning in fiscal 2006.
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. “Fiscal 2005” is the 52-week period ending January 28, 2006. “Fiscal 2004” was the 52-week period ended January 29, 2005. The second quarter and first half of fiscal 2005 were the 13-week and 26-week periods ended July 30, 2005, respectively. The second quarter and first half of fiscal 2004 were the 13-week and 26-week periods ended July 31, 2004, respectively.
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
Marketable Securities – Marketable securities consists of auction rate securities of $36 million, classified as available for sale, and other short-term investments of $34 million, classified as held-to-maturity.

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
Marketable securities, other than auction rate securities, are classified as held-to-maturity and consist of marketable corporate and U.S. agency debt instruments with original maturities of three months to one year and are carried at amortized cost, less other than temporary impairments in value. At July 30, 2005, the fair value of the Company’s held-to-maturity portfolio was $34 million, consisting of corporate debentures of $23 million and U.S. treasury/agency debentures of $11 million. Cost is determined by specific identification, which approximates fair value at July 30, 2005 due to the relatively short maturity period of such investments.
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
Stock-Based Compensation – The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized related to employee stock options for the periods presented. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company will expense stock options in accordance with SFAS 123(R) beginning January 29, 2006 (see “New Accounting Pronouncements”). The Company has provided the pro-forma disclosures required by SFAS 123 and SFAS 148 for the second quarter and first half of each of fiscal 2005 and fiscal 2004 below.

	For the Second Quarter Ended		For the First Half Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net Income

As reported	$21,112	$17,467	$38,719	$32,436
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,170)	(1,673)	(3,991)	(3,231)

Pro forma	$18,942	$15,794	$34,728	$29,205

Earnings per Share
Basic, as reported	$0.28	$0.23	$0.51	$0.42
Basic, pro forma	$0.25	$0.21	$0.46	$0.38

Diluted, as reported	$0.28	$0.22	$0.51	$0.41
Diluted, pro forma	$0.25	$0.20	$0.46	$0.37

Pro-forma net income and earnings per share related to the fair value of the Company’s stock option awards were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Year
	2005	2004
Expected Option Life	5 years	5 years
Stock Volatility	56.7% - 62.8%	37.0 – 37.8%
Risk-free Interest Rates	3.9 – 4.1%	3.6 – 3.7%
Expected Dividends	None	None
New Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments over the requisite service period. The standard is effective for the Company at the beginning of its next fiscal year, which starts on January 29, 2006. The Company’s net income will be reduced as a result of the recognition of the remaining amortization of the fair value of existing options (similar to what is disclosed as pro-forma expense above in this Note 2) as well as the recognition of the fair value of all newly issued stock options, which is contingent upon the number of future options granted and other variables. The adoption of this standard will have no impact on the Company’s cash flows.
Reclassifications – Certain prior year amounts have been reclassified related to e-commerce shipping and handling revenues and expenses (as disclosed in Note 3) to conform to the current year presentation.
3. RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
As disclosed in the Company’s Form 10-K for the fiscal year ended January 29, 2005, the Company restated its prior year financial statements to reflect the impact of certain lease accounting corrections and certain other reclassifications related to auction rate securities (“ARS”) and e-commerce shipping revenues and expenses. Additionally, as previously announced in the Company’s Form 8-K dated August 11, 2005, the Company has corrected its July 2004 accounting for PacBuck issuances. A summary of the impact of those corrections to the Company’s financial statements for the second quarter and first half of fiscal 2004 is as follows:

	Second Quarter Ended July 31, 2004
	As	Lease and E-
	Previously	Commerce	PacBucks	As
	Reported	Corrections	Corrections	Restated
Consolidated Income Statement
Net Sales	$274,797	$342	$(2,975)	$272,164
Cost of Sales	179,977	(2,452)	—	177,525

Gross Margin	94,820	2,794	(2,975)	94,639
SG&A Expenses	64,061	2,804	—	66,865

Operating Income	30,759	(10)	(2,975)	27,774
Income Tax Provision	11,750	(2)	(1,125)	10,623
Net Income	19,325	(8)	(1,850)	17,467
Earnings Per Share, diluted	0.25	(0.00)	(0.03)	0.22

	First Half Ended July 31, 2004
	As	Lease and E-
	Previously	Commerce	PacBucks	As
	Reported	Corrections	Corrections	Restated
Consolidated Income Statement
Net Sales	$519,928	$712	$(2,975)	$517,665
Cost of Sales	341,537	(4,716)	—	336,821

Gross Margin	178,391	5,428	(2,975)	180,844
SG&A Expenses	124,011	5,446	—	129,457

Operating Income	54,380	(18)	(2,975)	51,387
Income Tax Provision	20,854	(5)	(1,125)	19,724
Net Income	34,299	(13)	(1,850)	32,436
Earnings Per Share, diluted	0.43	(0.00)	(0.02)	0.41

	First Half Ended July 31, 2004
	As	Lease and
	Previously	ARS
	Reported	Corrections	As Restated
Consolidated Cash Flow Statement
Net Cash Provided by Operating Activities	$7,256	$11,373	$18,629
Net Cash Used in Investing Activities	(46,572)	(12,717)	(59,289)
Net Cash Used in Financing Activities	(68,980)	—	(68,980)

Net Decrease in Cash and Cash Equivalents	(108,296)	(1,344)	(109,640)
Cash and Cash Equivalents, Beginning	142,840	(33,200)	109,640

Cash and Cash Equivalents, Ending	34,544	(34,544)	0
4. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following:

	July 30,	January 29,
	2005	2005
Accrued capital expenditures	$10,853	$6,223
Accrued compensation and benefits	9,434	13,284
Sales taxes payable	6,650	6,647
Accrued gift cards	6,255	10,386
Income taxes payable	3,364	5,993
Other	19,978	14,024

	$56,534	$56,557

5. COMMITMENTS AND CONTINGENCIES
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as disclosed below in this Note 5.

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
Letters of Credit – The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $27 million outstanding at July 30, 2005, as security for merchandise shipments from overseas.
Accrued Sublease Loss Charges – The Company remains liable under an operating lease covering a former store location. The term of the lease ends December 31, 2012. The Company has subleased this location to third parties at rates that are less than the Company’s required lease payments. Accordingly, the Company had approximately $1.5 million recorded in other current liabilities to recognize its net remaining contractual lease obligation related to these premises at July 30, 2005. To the extent any sublessee defaults upon its sublease obligations, the Company may incur additional charges related to this lease in the future. The Company’s remaining contractual obligation under the original lease, exclusive of any sublease income, was approximately $6 million at July 30, 2005.
Lease Guarantee – The Company remains secondarily liable under a guarantee issued related to the assignment of an operating lease covering another former store location. The term of the lease ends December 31, 2014. The Company had approximately $0.4 million recorded in other current liabilities to recognize the remaining estimated fair value of this guarantee, assuming that another assignee would be found within one year should the original assignee default. The aggregate payments remaining on the master lease agreement at July 30, 2005, were approximately $5 million.
6. COMMON STOCK REPURCHASES
At the beginning of fiscal 2005, the maximum value of Company shares that could yet be repurchased under previously authorized and publicly announced share repurchase plans was approximately $15.5 million. On May 12, 2005, the Company announced that its Board of Directors had authorized the Company to repurchase up to an additional $100 million of the Company’s common stock in open market transactions. There is no expiration date specified for this plan. During fiscal 2005, the Company has made the following repurchases of shares subject to this plan:

					Maximum
			# of Shares		Value of
			Purchased		Shares that
		Average	as Part of		May Yet be
		Price	Publicly	Value of	Purchased
	# of Shares	Paid Per	Announced	Shares	Under the
Period	Purchased	Share	Plan	Purchased	Plan
					$115,499
May 2005	490,000	$21.26	490,000	$10,415	$105,084
July 2005	417,500	$22.90	417,500	$9,563	$95,521
August 2005	528,100	$23.28	528,100	$12,296	$83,225

7. NET INCOME PER SHARE, BASIC AND DILUTED
The following table summarizes the computation of earnings per share (“EPS”):

	Second Quarter Ended
	July 30, 2005			July 31, 2004
				Net
	Net Income	Shares	EPS	Income	Shares	EPS
Basic EPS:	$21,112	75,125,782	$0.28	$17,467	76,322,161	$0.23
Diluted EPS:
Effect of dilutive stock options	—	992,719	(0.00)	—	1,589,434	(0.00)

	$21,112	76,118,501	$0.28	$17,467	77,911,595	$0.22

	First Half Ended
	July 30, 2005			July 31, 2004
				Net
	Net Income	Shares	EPS	Income	Shares	EPS
Basic EPS:	$38,719	75,209,185	$0.51	$32,436	77,239,966	$0.42
Diluted EPS:
Effect of dilutive stock options	—	1,129,414	(0.00)	—	1,795,751	(0.00)

	$38,719	76,338,599	$0.51	$32,436	79,035,717	$0.41

Options to purchase 2,180,576 and 1,221,266 shares of common stock in the second quarter of fiscal 2005 and fiscal 2004, respectively, and 1,676,170 and 915,644 shares of common stock in the first half of fiscal 2005 and fiscal 2004, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the Company’s common stock.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this Form 10-Q. As discussed in Note 3 to the condensed consolidated financial statements included at Item 1, the fiscal 2004 financial statements have been restated. This MD&A gives effect to the restatements.
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including forecasts of fiscal 2005 planned new store openings, capital expenditures and the Company’s plans to begin operating its new retail concept, One Thousand Steps, in fiscal 2006, are based on information available to us as of the date hereof, and we do not intend, or assume any obligation, to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. See “Risk Factors” within this section.
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
Operating margin – We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. Operating margin as a percentage of net sales for fiscal 2004, 2003 and 2002, was 13.8%, 12.3% and 9.6%, respectively. The 13.8% operating margin result for fiscal 2004 was our highest historical annual operating margin. Operating margin as a percentage of sales for each of the first halves of fiscal 2005 and 2004 was 10.2% and 9.9%, respectively. For a discussion of the changes in the components comprising operating margins, see “Results of Operations” in this section.
Store sales trends – We evaluate store sales trends in assessing the operational performance of our store expansion strategies. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store for fiscal 2004, 2003 and 2002 were $1.3 million, $1.2 million and $1.1 million, respectively. Average net sales per square foot were $374, $363 and $330, respectively.
Cash flow and liquidity (working capital) – We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Cash flows from operations for fiscal 2004, 2003 and 2002 were approximately $143 million, $161 million and $89 million, respectively. We expect cash flows from operations will be sufficient to finance operations without borrowing under our credit facility during fiscal 2005.
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
Results of Operations
The following tables set forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated as well as a summary of the Company’s number of stores and total square footage as of the dates presented. The discussion that follows should be read in conjunction with these tables:

	Second Quarter Ended		First Half Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	64.3	65.2	64.7	65.1

Gross margin	35.7	34.8	35.3	34.9
Selling, general and administrative expenses	25.1	24.6	25.1	25.0

Operating income	10.6	10.2	10.2	9.9
Interest income, net	0.4	0.1	0.4	0.2

Income before income tax expense	11.0	10.3	10.6	10.1
Income tax expense	4.2	3.9	4.0	3.8

Net income	6.8%	6.4%	6.6%	6.3%

	July 30, 2005	July 31, 2004
PacSun stores	780	717
Outlet stores	91	82
d.e.m.o. stores	183	148

Total stores	1,054	947

Square footage (in 000’s)	3,720	3,266
The second quarter (thirteen weeks) ended July 30, 2005 as compared to the second quarter (thirteen weeks) ended July 31, 2004
Net Sales
Net sales increased to $309 million for the second quarter of fiscal 2005 from $272 million for the second quarter of fiscal 2004, an increase of $37 million, or 14%. The components of this $37 million increase in net sales are as follows:

$millions	Attributable to
$16	Net sales from stores opened in fiscal 2004 not yet included in the comparable store base
12	73 new stores opened in fiscal 2005 not yet included in the comparable store base
8	3.2% increase in comparable store net sales in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004
3	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)
(2)	9 closed stores in fiscal 2005 and 5 closed stores in fiscal 2004
$37	Total
Of the 3.2% increase in comparable store net sales in the second quarter of fiscal 2005, PacSun and PacSun Outlet comparable store net sales increased a combined 3.5% and d.e.m.o. comparable store net sales increased 0.4%. In percentage terms, the average sale transaction in a comparable store was up mid single digits, driven by a high single digit increase in average retail prices. The increases in average retail prices were primarily due to a lower markdown rate as well as changes in sales mix towards higher priced merchandise. Total transactions per comparable store were down mid single digits.
Within PacSun and PacSun Outlet, comparable store net sales of guys’ and girls’ merchandise increased 3.8% and 3.2%, respectively. Guys’ comparable store net sales results were characterized by strength in denim, board shorts, sneakers and tees, partially offset by weakness in fleece and wovens. Girls’ comparable store net sales results were characterized by strength in swimwear, skate tees, board shorts and skirts, partially offset by weakness in knits, sandals and casual pants.
Within d.e.m.o., comparable store net sales of girls’ merchandise increased 20.9%, while guys’ merchandise decreased 12.0%. Girls’ comparable store net sales results were characterized by strength in tops, capris and accessories. Guys’ comparable store net sales results were characterized by weakness in tees and accessories.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, increased to $110 million for the second quarter of fiscal 2005 from $95 million for the second quarter of fiscal 2004, an increase of $15 million, or 16%. As a percentage of net sales, gross margin was 35.7% for the second quarter of fiscal 2005 compared to 34.8% for the second quarter of fiscal 2004. The 0.9% increase in gross margin as a percentage of net sales was primarily attributable to a lower markdown rate associated with less promotional activity in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 as well as an improved initial markup rate.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $78 million for the second quarter of fiscal 2005, up from $67 million for the second quarter of fiscal 2004, an increase of $11 million, or 16%. These expenses increased to 25.1% as a percentage of net sales in the second quarter of fiscal 2005 from 24.6% in the second quarter of fiscal 2004. The components of this 0.5% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
0.5
Increase in general and administrative expenses as a percentage of net sales to 5.9% ($18 million) for the second quarter of fiscal 2005 from 5.4% ($15 million) for the second quarter of fiscal 2004, primarily due to design expenses attributable to the development of our new large store prototype and new third store concept (One Thousand Steps).

0.4
Increase in store closing expenses to $0.9 million for the second quarter of fiscal 2005 as compared to a credit of $0.2 million for the second quarter of fiscal 2004, primarily due to a credit recognized in the second quarter of fiscal 2004 due to the execution of a lease termination agreement related to our former corporate offices.

(0.4)
Decrease in direct store expenses as a percentage of net sales to 6.7% ($21 million) for the second quarter of fiscal 2005 from 7.1% ($19 million) for the second quarter of fiscal 2004 as a result of small improvements in several expense categories.

0.0
Store payroll expenses as a percentage of net sales were 12.2% in the second quarter of each of fiscal 2005 and fiscal 2004. In absolute dollars, store payroll expenses were $38 million for the second quarter of fiscal 2005 versus $33 million for the second quarter of fiscal 2004, primarily due to the addition of 43 net new stores during the second half of fiscal 2004 and 64 net new stores during the first half of fiscal 2005.

0.5	Total
Net Interest Income
Net interest income was $1.2 million in the second quarter of fiscal 2005 compared to $0.3 million in the second quarter of fiscal 2004, an increase of $0.9 million. This increase was primarily the result of higher average cash and short-term investment balances as well as higher interest rates in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.
Income Tax Expense
Income tax expense was $13 million for the second quarter of fiscal 2005 compared to $11 million for the second quarter of fiscal 2004. The effective income tax rate was 37.8% in the second quarter of each of fiscal 2005 and fiscal 2004. Our weighted effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.

The first half (26 weeks) ended July 30, 2005 as compared to the first half (26 weeks) ended July 31, 2004
Net Sales
Net sales increased to $589 million for the first half of fiscal 2005 from $518 million for the first half of fiscal 2004, an increase of $71 million, or 14%. The components of this $71 million increase in net sales are as follows:

$millions	Attributable to
$39	Net sales from stores opened in fiscal 2004 not yet included in the comparable store base
15	3.1% increase in comparable store net sales in the first half of fiscal 2005 compared to the first half of fiscal 2004
14	Net sales from 73 new stores opened in fiscal 2005 not yet included in the comparable store base
6	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)
(3)	9 closed stores in fiscal 2005 and 5 closed stores in fiscal 2004
$71	Total
Of the 3.1% increase in comparable store net sales in the first half of fiscal 2005, PacSun and PacSun Outlet comparable store net sales increased 3.3% and d.e.m.o. comparable store net sales increased 1.8%. In percentage terms, the average sale transaction in a comparable store was up mid single digits, driven by a high single digit increase in average retail prices. The increases in average retail prices were primarily due to changes in sales mix towards higher priced merchandise, primarily denim and swim, in relation to other merchandise. Total transactions per comparable store were down mid single digits.
Within PacSun and PacSun Outlet, comparable store net sales of guys’ and girls’ merchandise increased 3.9% and 2.6%, respectively. Guys’ comparable store net sales results were characterized by strength in denim, sneakers, tees and board shorts, partially offset by weakness in casual pants and fleece. Girls’ comparable store net sales results were characterized by strength in swimwear, denim , skirts and board shorts, partially offset by weakness in casual pants, capris and sandals.
Within d.e.m.o., comparable store net sales of girls’ merchandise increased 20.4% while guys’ merchandise decreased 10.6%. Girls’ comparable store net sales results were characterized by strength in denim, capris, tops and accessories. Guys’ comparable store net sales results were characterized by weakness in tees and accessories.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, increased to $208 million for the first half of fiscal 2005 from $181 million for the first half of fiscal 2004, an increase of $27 million, or 15%. As a percentage of net sales, gross margin was 35.3% for the first half of fiscal 2005 compared to 34.9% for the first half of fiscal 2004. The 0.4% increase in gross margin as a percentage of net sales was primarily attributable to a lower markdown rate associated with less promotional activity in the first half of fiscal 2005 as compared to the first half of fiscal 2004.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $148 million for the first half of fiscal 2005 from $129 million for the first half of fiscal 2004, an increase of $19 million, or 15%. These expenses increased to 25.1% as a percentage of net sales in the first half of fiscal 2005 from 25.0% in the first half of fiscal 2004. The components of this 0.1% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
0.3
Increase in general and administrative expenses as a percentage of net sales to 5.8% ($34 million) for the first half of fiscal 2005 from 5.5% ($28 million) for the first half of fiscal 2004, primarily due to design expenses attributable to the development of our new large store prototype and new third store concept (One Thousand Steps).

(0.2)
Decrease in store payroll expenses as a percentage of net sales to 12.3% ($72 million) in the first half of fiscal 2005 from 12.5% ($65 million) for the first half of fiscal 2004, primarily due to leveraging these expenses over higher total sales and tight control of store payroll costs. The increase in absolute dollars was primarily attributable to the addition of 43 net new stores during the second half of fiscal 2004 and 64 net new stores during the first half of fiscal 2005.

0.1	Total
Net Interest Income
Net interest income was $2.3 million in the first half of fiscal 2005 compared to $0.8 million in the first half of fiscal 2004, an increase of $1.5 million. This increase was primarily the result of higher average cash and short-term investment balances as well as higher interest rates in the first half of fiscal 2005 as compared to the first half of fiscal 2004.
Income Tax Expense
Income tax expense was $24 million for the first half of fiscal 2005 compared to $20 million for the first half of fiscal 2004. The effective income tax rate was 37.8% in the first half of each of fiscal 2005 and fiscal 2004. Our weighted effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings in past years. Our primary capital requirements have been for the construction of newly opened, remodeled, expanded or relocated stores, the financing of working capital increases and, in the past, construction of corporate facilities. We believe that our invested cash and cash equivalents, cash flows from operating activities and revolving credit facility will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.
Operating Cash Flows
Net cash provided by operating activities was $77 million for the first half of fiscal 2005 compared to $19 million for the first half of fiscal 2004. The $58 million increase in cash provided by operations in the first half of fiscal 2005 as compared to the first half of fiscal 2004 was attributable to the following:

$millions	Attributable to
$29	Increase in cash flows from accounts payable, net of inventory, due to timing of payments.
12
Increase in cash flows from other current liabilities, including $9 million from accrued liabilities and $3 million from accrued income taxes. Cash payments for payroll were lower in the first half of fiscal 2005 as compared to the first half of fiscal 2004, primarily due to the settlement of a litigation matter in the prior year, which resulted in a $4 million cash payment during the first half of fiscal 2004. Cash payments for income taxes were lower primarily due to the timing of fiscal 2005 estimated income tax payments in relation to the actual income tax liability as compared to the same items for fiscal 2004.

7	Increase in depreciation expense, primarily due to the addition of 43 net new stores during the second half of fiscal 2004 and 64 net new stores during the first half of fiscal 2005.
6	Increase in net income.
4	Other items netting to an increase in cash provided by operating activities.
$58	Total

Working Capital
Working capital at July 30, 2005 was $279 million compared to $258 million at January 29, 2005, an increase of $21 million. The changes in working capital were as follows:

$millions	Description

$258	Working capital at January 29, 2005

19	Increase in cash and marketable securities, primarily due to cash provided by operations.

2	Increase in other current assets.

$279	Working capital at July 30, 2005

Investing Cash Flows
Net cash used in investing activities in the first half of fiscal 2005 was $39 million compared to $59 million for the first half of fiscal 2004, a decrease in cash used of $20 million. Of the $39 million in net cash used in investing activities for the first half of fiscal 2005, $48 million was attributable to capital expenditures, partially offset by $9 million in net maturities of marketable securities. Capital expenditures for the first half of fiscal 2005 were categorized as follows:

$millions	Attributable to

$36	Construction costs of new, expanded and relocated stores

7	Capital expenditure improvements on existing stores

5	Other capital expenditures, including computer hardware and software

$48	Total

Total capital expenditures for fiscal 2005 are expected to be approximately $90-95 million, with a significant majority of the spending directed towards opening new and relocated/expanded stores. Other planned uses include maintenance capital for existing stores and computer hardware and software.
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
Financing Cash Flows
Net cash used in financing activities in the first half of fiscal 2005 was $10 million compared to $69 million for the first half of fiscal 2004. The components of the $10 million of net cash used in financing activities in the first half of fiscal 2005 were repurchases of common stock of $20 million, repayments made pursuant to capital lease and long-term debt obligations of $1 million, partially offset by $11 million in proceeds from employee exercises of stock options. Information regarding the Company’s common stock repurchase program is contained in Note 6 to the condensed consolidated financial statements, which note is incorporated herein by this reference.
Credit Facility
We have a credit facility with a bank, which expires April 1, 2007. The credit facility provides for a $45 million line of credit (the “Credit Line”) through March 31, 2005 to be used for cash advances, commercial letters of credit and shipside bonds. The Credit Line increases to $50 million from April 1, 2005 through March 31, 2006, and $60 million from April 1, 2006 through expiration on April 1, 2007. Interest on the Credit Line is payable monthly at the bank’s prime rate (6.25% at July 30, 2005) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. We did not borrow under the credit facility at any time during fiscal 2005 or 2004. We had approximately $27 million outstanding in letters of credit at July 30, 2005. The credit facility subjects us to various restrictive covenants, including maintenance of certain financial ratios, and prohibits payment of cash dividends on common stock. At July 30, 2005, we were in compliance with all of the credit facility covenants.
A significant decrease in our operating results could adversely affect our ability to maintain the required financial ratios under our credit facility. Required financial ratios include total liabilities to tangible net worth, limitations on capital expenditures and achievement of certain rolling four-quarter EBITDA (earnings before interest, taxes, depreciation and amortization) requirements. If these financial ratios are not maintained, the bank will have the option to require immediate repayment of all amounts outstanding under the credit facility, if any. The alternatives available to the Company if in default of its covenants are to renegotiate certain terms of the credit agreement, obtain a waiver from the bank, or obtain a new credit agreement with another bank, which may contain different terms. At July 30, 2005, we had no borrowings outstanding under our credit facility.
Contractual Obligations
We have minimum annual rental commitments under existing store leases and capital leases for computer equipment as of July 30, 2005. Our financial obligations under these arrangements are approximately $100 million in fiscal 2005 and similar amounts annually thereafter. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under capital leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At July 30, 2005, our future financial commitments under these arrangements were as follows:

	Payments Due by Period
Contractual Obligations		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$650	$100	$192	$168	$190
Capital lease obligations	1	1	—	—	—
Letters of credit	27	27	—	—	—
Total	$678	$128	$192	$168	$190
The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM for fiscal 2004, 2003 and 2002 were $138 million, $120 million, and $109 million, respectively. We expect total CAM expenses to continue to increase as the number of stores increases from year to year.
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
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed five stores in fiscal 2004 and anticipate closing approximately 15 stores in fiscal 2005.

New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 2 to the condensed consolidated financial statements for the quarter ended July 30, 2005, which note is incorporated herein by this reference.
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
We plan to launch a new retail concept, One Thousand Steps, which could negatively affect existing operations. We have announced plans to launch a new retail store concept, named One Thousand Steps, which will commence operations during fiscal 2006. We are currently in the preliminary planning stage regarding store design, merchandise selection and site selection for this new concept. Our ability to make this new retail concept successful is subject to numerous risks, including, but not limited to, (i)

unanticipated operating problems, (ii) lack of customer acceptance, (iii) new vendor relationships, (iv) competition from existing and new retailers, and (v) lack of sufficient product differentiation. There can be no assurance that this new retail concept will achieve sales and profitability levels that justify the Company’s investment in it. Additionally, the expansion of this new retail concept involves other risks that could have a material adverse effect on the Company, including, but not limited to, (i) diversion of management’s attention from the Company’s core businesses, (ii) inability to attract, train and retain qualified personnel, including management and product designers, and (iii) difficulty in locating and obtaining favorable store sites and negotiating acceptable lease terms. Any inability to succeed in developing a profitable new retail concept could have a material adverse effect on our continued growth and results of operations.
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
Our dependence on a single distribution facility exposes us to significant operational risks. Although we have begun planning efforts to locate a site for the construction of a second distribution center, all of our current distribution functions continue to reside within a single facility in Anaheim, California. Any significant interruption in the operation of the existing distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our current distribution center will be adequate to support our future growth.
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
The expensing of stock options will reduce our future reported earnings. The FASB has issued a new accounting standard requiring companies to begin recording compensation expense related to all unvested and newly granted stock options. This standard will go into effect for us in fiscal 2006. Currently, we include such expenses on a pro forma basis in the notes to the Company’s quarterly and annual financial statements in accordance with accounting principles generally accepted in the United States of America and do not include compensation expense related to stock options in our reported earnings in the financial statements. Our reported earnings will be lower under the new standard in fiscal 2006 and our stock price could decline as a result.
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
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At July 30, 2005, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during fiscal 2005 or 2004. Based on the interest rate of 6.25% on our credit facility at July 30, 2005, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $4 thousand per year. We are not a party with respect to derivative financial instruments.
ITEM 4 – CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 30, 2005.
In the quarterly period ended July 31, 2004, our Company’s then principal executive and financial officers (collectively, the “certifying officers”) evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis. The certifying officers concluded, based on their evaluation, that our disclosure controls and procedures were effective as of July 31, 2004.

As a result of the need to restate the financial statements for the second quarter and first half of fiscal 2004 due to lease accounting issues and the impact of our PacBucks promotional program, our certifying officers and management have considered again whether our disclosure controls and procedures were effective on those dates. Based on the corrections required to be made, our certifying officers and management have concluded that a control deficiency existed with respect to lease accounting and PacBucks at July 31, 2004. Our certifying officers and management have concluded that this represents a control deficiency and that our disclosure controls and procedures as of October 30, 2004 and November 1, 2003 were not effective. While assessing its internal control over financial reporting for Sarbanes-Oxley purposes for fiscal 2004, the Company effectively remediated these issues.
No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
For information on legal proceedings, see “Litigation” within Note 5 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 1.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
For information on repurchases made during fiscal 2005, see Note 6 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 2.
Item 3 – Defaults Upon Senior Securities - None
Item 4 – Submission of Matters to a Vote of Security Holders
a) The 2005 Annual Meeting of Shareholders of the Company was held on May 18, 2005.
b) At the 2005 Annual Meeting, Greg H. Weaver, Julius Jensen III, Pearson C. Cummin III and Michael Goldstein were elected as Class II Directors of the Company for a two-year term ending in 2007. Additionally, Seth R. Johnson was elected as a Class I Director of the Company for a one-year term ending in 2006. Sally Frame Kasaks, Thomas M. Murnane and Peter Starrett continued in office after the meeting.
c) In addition, the shareholders voted on and approved the Pacific Sunwear of California, Inc. 2005 Performance Incentive Plan.
The shareholders also voted on and ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 28, 2006.
Voting at the 2005 Annual Meeting for the election of directors is set forth below. Each of the nominees identified below was elected a director.

	VOTES	VOTES
DIRECTOR NAME	CAST FOR	WITHHELD
Class II:
Greg H. Weaver	71,387,172	603,503
Julius Jensen III	70,633,921	1,356,754
Pearson C. Cummin III	71,426,250	564,425
Michael Goldstein	71,379,386	611,289

Class I:
Seth R. Johnson	71,424,112	566,563

With respect to the approval of the Pacific Sunwear of California, Inc. 2005 Performance Incentive Plan, 51,945,963 votes were cast for approval, 7,812,803 votes were cast against approval, 24,929 votes abstained and there were 12,206,980 broker non-votes.
With respect to the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending January 28, 2006, 71,041,891 votes were cast for approval, 937,903 votes were cast against approval, 10,881 votes abstained and there were no broker non-votes.
Item 5 – Other Information - None
Item 6 – Exhibits

Exhibit 3.1	Third Amended and Restated Bylaws of the Company, as amended

Exhibit 10.1	Summary of Compensation for Timothy M. Harmon

Exhibit 31	Written statements of Seth R. Johnson and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Seth R. Johnson and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

Gerald M. Chaney
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3.1	Third Amended and Restated Bylaws of the Company, as amended

Exhibit 10.1	Summary of Compensation for Timothy M. Harmon

Exhibit 31	Written statements of Seth R. Johnson and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Seth R. Johnson and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002.