Form 10-Q
period 2005-10-29
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2005-12-06
CIK 874841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, at December 5, 2005, was 74,176,463.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended October 29, 2005

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share amounts)

	October 29, 2005	January 29, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,701	$64,308
Marketable securities	74,311	79,223
Merchandise inventories	243,465	175,081
Other current assets	40,932	34,206

Total current assets	405,409	352,818

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	576,797	503,745
Less accumulated depreciation and amortization	(232,943)	(199,523)

Total property and equipment, net	343,854	304,222

Other Assets	23,836	20,738

TOTAL ASSETS	$773,099	$677,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$46,723	$38,753
Other current liabilities	70,865	56,557

Total current liabilities	117,588	95,310

LONG-TERM LIABILITIES:
Deferred lease incentives	80,850	67,683
Deferred rent	28,103	26,826
Deferred income taxes	16,132	16,132
Other long-term liabilities	15,934	13,793

Total long-term liabilities	141,019	124,434

Commitments and contingencies (Note 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 74,238,004 and 74,916,773 shares issued and outstanding, respectively	742	749
Additional paid-in capital	38,572	61,310
Retained earnings	475,178	395,975

Total shareholders’ equity	514,492	458,034

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$773,099	$677,778

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, in thousands except share and per share amounts)

	For the Third Quarter Ended		For the Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Net sales	$377,491	$332,422	$966,540	$850,086
Cost of goods sold, including buying, distribution and occupancy costs	233,052	207,888	614,395	544,709

Gross margin	144,439	124,534	352,145	305,377
Selling, general and administrative expenses	80,905	70,684	228,618	200,140

Operating income	63,534	53,850	123,527	105,237

Interest income, net	1,566	404	3,831	1,176

Income before income tax expense	65,100	54,254	127,358	106,413

Income tax expense	24,616	20,515	48,155	40,238

Net income	$40,484	$33,739	$79,203	$66,175

Comprehensive income	$40,484	$33,739	$79,203	$66,175

Net income per share, basic	$0.54	$0.45	$1.06	$0.87

Net income per share, diluted	$0.54	$0.44	$1.04	$0.85

Weighted average shares outstanding, basic	74,531,489	74,415,403	74,983,286	76,298,445

Weighted average shares outstanding, diluted	75,337,910	75,919,451	76,003,452	77,996,056

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended
	October 29,	October 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,203	$66,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,782	37,413
Tax benefits related to exercise of stock options	6,895	4,429
Loss on disposal of equipment	126	3,257
Change in operating assets and liabilities:
Merchandise inventories	(68,734)	(53,259)
Other current assets	(5,899)	(8,319)
Other assets	(3,098)	(1,141)
Accounts payable	7,970	21,041
Other current liabilities	10,163	(8,703)
Deferred lease incentives	12,786	10,451
Deferred rent	(1,356)	(994)
Other long-term liabilities	2,456	1,456

Net cash provided by operating activities	87,294	71,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(77,815)	(62,949)
Purchases of available-for-sale marketable securities	(602,925)	(911,075)
Sales of available-for-sale marketable securities	599,875	926,275
Purchases of held-to-maturity marketable securities	(21,038)	(23,374)
Maturities of held-to-maturity marketable securities	29,000	17,836

Net cash used in investing activities	(72,903)	(53,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(43,739)	(109,502)
Proceeds from exercise of stock options	12,957	10,779
Principal payments under long-term debt and capital lease obligations	(1,216)	(1,485)

Net cash used in financing activities	(31,998)	(100,208)

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(17,607)	(81,689)
CASH AND CASH EQUIVALENTS, beginning of period	64,308	109,640

CASH AND CASH EQUIVALENTS, end of period	$46,701	$27,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$41	$105
Cash paid for income taxes	$35,638	$38,836

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase to additional paid-in capital related to the issuance of stock to satisfy certain deferred compensation liabilities	$1,142	$5,471
Increase in non-cash property and equipment accruals	$8,821	$6,772
See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended October 29, 2005
(unaudited, all amounts in thousands except share and per share amounts unless otherwise indicated)
1. BASIS OF PRESENTATION AND NATURE OF BUSINESS
Basis of Presentation — The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rules 5-02 and 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its subsidiaries, Pacific Sunwear Stores Corp. and Miraloma Corp. (the “Company”). All intercompany transactions have been eliminated in consolidation.
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the third quarter and nine months ended October 29, 2005 are not necessarily indicative of the results that may be expected for fiscal 2005. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 29, 2005.
Nature of Business – Pacific Sunwear of California, Inc. and its subsidiaries (the “Company”) is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores, under the names “Pacific Sunwear” (as well as “PacSun”), “Pacific Sunwear (PacSun) Outlet” and “d.e.m.o.” Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teens and young adults. d.e.m.o. specializes in hip-hop inspired casual apparel, footwear and related accessories catering to teens and young adults. In addition, the Company operates two websites (www.pacsun.com and www.demostores.com) which sell PacSun and d.e.m.o. merchandise online, respectively, provide content and community for its target customers, and provide information about the Company. Additionally, the Company has announced plans to begin operating a new mall-based chain of specialty retail footwear stores under the name “One Thousand Steps” beginning in fiscal 2006.
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. “Fiscal 2005” is the 52-week period ending January 28, 2006. “Fiscal 2004” was the 52-week period ended January 29, 2005. The third quarter and first nine months of fiscal 2005 were the 13-week and 39-week periods ended October 29, 2005, respectively. The third quarter and first nine months of fiscal 2004 were the 13-week and 39-week periods ended October 30, 2004, respectively.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Information regarding the Company’s significant accounting policies is contained in Note 1, “Summary of Significant Accounting Policies and Nature of Business,” to the consolidated financial statements in the Company’s annual report on Form 10-K for fiscal 2004. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that report.
Marketable Securities – At October 29, 2005, marketable securities consisted of auction rate securities of $45 million, classified as available for sale, and other short-term investments of $29 million, classified as held-to-maturity.

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
Marketable securities, other than auction rate securities, are classified as held-to-maturity and consist of marketable corporate and U.S. agency debt instruments with original maturities of three months to one year and are carried at amortized cost, less other than temporary impairments in value. At October 29, 2005, the fair value of the Company’s held-to-maturity portfolio was $29 million, consisting of corporate debentures of $18 million and U.S. treasury/agency debentures of $11 million. Cost is determined by specific identification, which approximates fair value at October 29, 2005 due to the relatively short maturity period of such investments.
Customer Loyalty Programs — The Company accounts for its customer loyalty programs in accordance with Emerging Issues Task Force Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” The Company’s primary customer loyalty programs are referred to as “PacBucks” for PacSun and PacSun Outlet stores and “d.e.m.o. Dollars” for d.e.m.o. stores. The Company also has a customer loyalty discount program related to its private label credit card. These programs offer customers dollar-for-dollar discounts on future merchandise purchases within stated redemption periods if they purchase specified levels of merchandise in a current transaction. The impact of these programs is recognized ratably as a direct reduction in net sales over the series of transactions required to both earn and redeem the customer discounts. Redemptions generally occur within 30 days of original issuance.
Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized related to employee stock options for the periods presented. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company will expense stock options in accordance with SFAS 123(R) beginning January 29, 2006 (see “New Accounting Pronouncements”). The Company has provided the pro-forma disclosures required by SFAS 123 and SFAS 148 for the third quarter and first nine months of each of fiscal 2005 and fiscal 2004 below.

	For the Third Quarter Ended		For the Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Net income, as reported	$40,484	$33,739	$79,203	$66,175
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,540)	(1,530)	(5,530)	(4,758)

Pro forma net income	$38,944	$32,209	$73,673	$61,417

Earnings Per Share
Basic, as reported	$0.54	$0.45	$1.06	$0.87
Basic, pro forma	$0.52	$0.43	$0.98	$0.81

Diluted, as reported	$0.54	$0.44	$1.04	$0.85
Diluted, pro forma	$0.52	$0.42	$0.98	$0.79

Pro-forma net income and earnings per share related to the fair value of the Company’s stock option awards were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Year
	2005	2004
Expected Option Life	5 years	5 years
Stock Volatility	53.4% — 62.8%	37.0% — 37.8%
Risk-free Interest Rates	3.9% — 4.5%	3.3% — 3.7%
Expected Dividends	None	None
New Accounting Pronouncements — In October 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retrospective application is permitted but not required. Based on current operating lease rates, the Company estimates that the adoption of FSP 13-1 will increase occupancy expenses by approximately $4 million in fiscal 2006.
In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, and that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently believe that the adoption of SFAS 154 will have a significant impact on its financial position or results of operations.
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
3. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following:

	October 29,	January 29,
	2005	2005
Accrued compensation and benefits	$17,230	$13,284
Accrued capital expenditures	12,410	6,223
Income taxes payable	11,615	5,993
Sales taxes payable	6,164	6,647
Accrued gift cards	6,073	10,386
Other	17,373	14,024

	$70,865	$56,557

4. NEW CREDIT FACILITY
During the third quarter of fiscal 2005, the Company entered into a new unsecured $200 million credit agreement with a syndicate of lenders (the “New Credit Facility”) which expires September 14, 2010. The New Credit Facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at the Company’s option under certain circumstances. The New Credit Facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the New Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 7.0% at October 29, 2005) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. The Company had no direct borrowings outstanding under the New Credit Facility at October 29, 2005. The New Credit Facility requires the Company to maintain certain financial covenants. The Company was in compliance with all such covenants as of October 29, 2005. The Company has capitalized approximately $0.4 million in fees associated with the execution of the New Credit Facility. These fees will be amortized to expense over the life of the New Credit Facility.
The New Credit Facility replaced the Company’s previously existing $50 million credit facility, originally scheduled to expire on April 1, 2007, which was terminated concurrently with the execution of the New Credit Facility. Fees associated with the Company’s former credit facility were not material and did not result in a significant write-off for the Company.
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
Letters of Credit — The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $32 million outstanding at October 29, 2005, as security for merchandise shipments from overseas.
Accrued Sublease Loss Charges — The Company remains liable under an operating lease covering a former store location. The term of the lease ends December 31, 2012. The Company has subleased this location to third parties at rates that are less than the Company’s required lease payments. Accordingly, the Company had approximately $1 million recorded in other current liabilities to recognize its net remaining contractual lease obligation related to these premises at October 29, 2005. To the extent any sublessee defaults upon its sublease obligations, the Company may incur additional charges related to this lease in the future. The Company’s remaining contractual obligation under the original lease, exclusive of any sublease income, was approximately $6 million at October 29, 2005.
Lease Guarantee — The Company remains secondarily liable under a guarantee issued related to the assignment of an operating lease covering another former store location. The term of the lease ends December 31, 2014. The Company had approximately $0.4 million recorded in other current liabilities to recognize the remaining estimated fair value of this guarantee, assuming that another assignee would be found within one year should the original assignee default. The aggregate payments remaining on the master lease agreement at October 29, 2005, were approximately $5 million.

6. COMMON STOCK REPURCHASE AND RETIREMENT
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

					Maximum
			# of Shares		Value of
			Purchased		Shares that
		Average	as Part of		May Yet be
		Price	Publicly	Value of	Purchased
	# of Shares	Paid Per	Announced	Shares	Under the
Period	Purchased	Share	Plan	Purchased	Plan
	417,500				$115,499
May 2005	490,000	$21.26	490,000	$10,415	$105,084
July 2005	417,500	$22.90	417,500	$9,563	$95,521
August 2005	528,100	$23.28	528,100	$12,296	$83,225
September 2005	250,000	$22.77	250,000	$5,692	$77,533
October 2005	250,000	$23.09	250,000	$5,773	$71,760
November 2005	272,700	$26.69	272,700	$7,279	$64,481
December 2005	100,000	$25.23	100,000	$2,523	$61,958

Total	2,308,300	$23.20	2,308,300	$53,541
7. NET INCOME PER SHARE, BASIC AND DILUTED
The following table summarizes the computation of earnings per share (“EPS”):

	Third Quarter Ended
	October 29, 2005			October 30, 2004
				Net
	Net Income	Shares	EPS	Income	Shares	EPS
Basic EPS:	$40,484	74,531,489	$0.54	$33,739	74,415,403	$0.45
Diluted EPS:
Effect of dilutive stock options	—	806,421	(0.00)	—	1,504,048	(0.01)

	$40,484	75,337,910	$0.54	$33,739	75,919,451	$0.44

	First Nine Months Ended
	October 29, 2005			October 30, 2004
				Net
	Net Income	Shares	EPS	Income	Shares	EPS
Basic EPS:	$79,203	74,983,286	$1.06	$66,175	76,298,445	$0.87
Diluted EPS:
Effect of dilutive stock options	—	1,020,166	(0.02)	—	1,697,611	(0.02)

	$79,203	76,003,452	$1.04	$66,175	77,996,056	$0.85

Options to purchase 2,056,763 and 1,128,234 shares of common stock in the third quarter of fiscal 2005 and fiscal 2004, respectively, and 1,735,008 and 961,022 shares of common stock in the first nine months of fiscal 2005 and fiscal 2004, respectively, were not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the Company’s common stock.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including forecasts of fiscal 2005 planned new store openings, capital expenditures and the Company’s plans to begin operating One Thousand Steps in fiscal 2006, are based on information available to us as of the date hereof, and we do not intend, or assume any obligation, to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. See “Risk Factors” within this section.
Executive Overview
We consider the following items to be key performance indicators in evaluating Company performance:
Comparable (or “same store”) sales — Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses, and other costs that are somewhat fixed. Positive same store sales results generate greater operating leverage of expenses while negative same store sales results negatively impact operating leverage. Same store sales results also have a direct impact on our total net sales, cash, and working capital.
Net merchandise margins — We analyze the components of net merchandise margins, specifically initial markup and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations.
Operating margin — We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. Operating margin as a percentage of net sales for fiscal 2004, 2003 and 2002, was 13.8%, 12.3% and 9.6%, respectively. The 13.8% operating margin result for fiscal 2004 was our highest historical annual operating margin. Operating margin as a percentage of sales for the first nine months of fiscal 2005 and 2004 was 12.8% and 12.4%, respectively. For a discussion of the changes in the components comprising operating margins, see “Results of Operations” in this section.
Store sales trends — We evaluate store sales trends in assessing the operational performance of our store expansion strategies. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store for fiscal 2004, 2003 and 2002 were $1.3 million, $1.2 million and $1.1 million, respectively. Average net sales per square foot were $374, $363 and $330, respectively.
Cash flow and liquidity (working capital) — We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Cash flows from operations for fiscal 2004, 2003 and 2002 were approximately $143 million, $161 million and $89 million, respectively. We expect cash flows from operations will be sufficient to finance operations without borrowing under our credit facility for the next twelve months.
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
Revenue Recognition — Sales are recognized upon purchase by customers at our retail store locations or upon delivery to and acceptance by the customer for orders placed through our website. We accrue for estimated sales returns by customers based on historical sales return results. Actual return rates have historically been within our expectations and the reserves established. However, in the event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected. We record the sale of gift cards as a current liability and recognize a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered.
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
Store Operating Lease Accounting — Rent expense from store operating leases represents one of the largest expenses incurred in operating our stores. We account for store rent expense in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under our store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and excluding any lease renewal options. We capitalize rent expense incurred during the build-out period of our stores as a component cost of construction and amortize this amount over the life of the related store’s lease term once construction has completed, generally upon the commencement of store operations. The Company accounts for landlord allowances received in connection with store operating leases in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability, which is then amortized as a credit to rent expense over the related store’s lease term.
Evaluation of Long-Lived Assets — In the normal course of business, we acquire tangible and intangible assets. We periodically evaluate the recoverability of the carrying amount of our long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset or asset group are less than its carrying amount. Impairments are recognized in operating earnings. We use our best judgment based on the most current facts and circumstances surrounding our business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on our assessment of recoverability. Numerous factors, including changes in our business, industry segment, and the global economy, could significantly impact our decision to retain, dispose of, or idle certain of our long-lived assets.
Evaluation of Insurance Reserves — We are responsible for workers’ compensation insurance claims up to a specified aggregate stop loss amount. We maintain a reserve for estimated claims, both reported and incurred but not reported, based on historical claims experience and other estimated assumptions. Actual claims activity has historically been within our expectations and the reserves established. To the extent claims experience or our estimates change, additional charges may be recorded in the future up to the aggregate stop loss amount for each policy year.
Evaluation of Income Taxes — Current income tax expense is the amount of income taxes expected to be payable for the current reporting period. The combined federal and state income tax expense was calculated using estimated effective annual tax rates. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning in assessing the value of our deferred tax assets. Evaluating the value of these assets is necessarily based on our judgment. If we determined that it was more likely than not that these assets would not be realized, we would reduce the value of these assets to their expected realizable value through a valuation allowance, thereby decreasing net income. If we subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.
Evaluation of Litigation Matters — We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not likely have a material adverse effect on our results of operations or financial condition and, from time to time, may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on our operating results.
Results of Operations
The following tables set forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated as well as a summary of the Company’s number of stores and total square footage as of the dates presented. The discussion that follows should be read in conjunction with these tables:

	Third Quarter Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	61.7	62.5	63.6	64.1

Gross margin	38.3	37.5	36.4	35.9
Selling, general and administrative expenses	21.5	21.3	23.6	23.5

Operating income	16.8	16.2	12.8	12.4
Interest income, net	0.4	0.1	0.4	0.1

Income before income tax expense	17.2	16.3	13.2	12.5
Income tax expense	6.5	6.2	5.0	4.7

Net income	10.7%	10.1%	8.2%	7.8%

	October 29,	October 30,
	2005	2004
PacSun stores	798	734
Outlet stores	93	84
d.e.m.o. stores	193	159

Total stores	1,084	977

Square footage (in 000’s)	3,828	3,391
The third quarter (thirteen weeks) ended October 29, 2005 as compared to the third quarter (thirteen weeks) ended October 30, 2004
Net Sales
Net sales increased to $377 million for the third quarter of fiscal 2005 from $332 million for the third quarter of fiscal 2004, an increase of $45 million, or 14%. The components of this $45 million increase in net sales are as follows:

$millions	Attributable to
$21	104 new stores opened in fiscal 2005 not yet included in the comparable store base

14	4.6% increase in comparable store net sales in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004

9	Net sales from stores opened in fiscal 2004 not yet included in the comparable store base

3	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)

(2)	10 closed stores in fiscal 2005 and 5 closed stores in fiscal 2004

$45	Total
Of the 4.6% increase in comparable store net sales in the third quarter of fiscal 2005, PacSun and PacSun Outlet comparable store net sales increased a combined 5.1% and d.e.m.o. comparable store net sales increased 1.0%. In percentage terms, the average sale transaction in a comparable store was up mid single digits, driven by low single digit increases in both average retail prices and average units per transaction, partially offset by a low single digit decrease in total transactions per comparable store.
Within PacSun and PacSun Outlet, comparable store net sales of guys’ and girls’ merchandise increased 5.4% and 4.7%, respectively. Guys’ comparable store net sales results were characterized by strength in denim, short-sleeve tees, polos, accessories and fleece/track jackets, partially offset by weakness in short-sleeve wovens. Girls’ comparable store net sales results were characterized by strength in knits, short-sleeve tees, basic denim and accessories, partially offset by weakness in casual pants.
Within d.e.m.o., comparable store net sales of girls’ merchandise increased 13.4%, while guys’ merchandise decreased 8.5%. Girls’ comparable store net sales results were characterized by strength in accessories, capris and footwear. Guys’ comparable store net sales results were characterized by weakness in wovens and accessories, partially offset by strength in tees, basic denim and polos.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, increased to $144 million for the third quarter of fiscal 2005 from $124 million for the third quarter of fiscal 2004, an increase of $20 million, or 16%. As a percentage of net sales, gross margin was 38.3% for the third quarter of fiscal 2005 compared to 37.5% for the third quarter of fiscal 2004. The 0.8% increase in gross margin as a percentage of net sales was primarily attributable to a higher initial markup rate in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 as well as a lower markdown rate.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $81 million for the third quarter of fiscal 2005, up from $71 million for the third quarter of fiscal 2004, an increase of $10 million, or 14%. These expenses increased to 21.5% as a percentage of net sales in the third quarter of fiscal 2005 from 21.3% in the third quarter of fiscal 2004. The components of this 0.2% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
0.2	Increase in general and administrative expenses as a percentage of net sales to 5.0% ($19 million) for the third quarter of fiscal 2005 from 4.8% ($16 million) for the third quarter of fiscal 2004, primarily due to the addition of senior management positions in our home office and design expenses associated with One Thousand Steps.

0.0	Store payroll, direct store expenses and store closing expenses were flat as a percentage of net sales at 16.5% in the third quarter of each of fiscal 2005 and fiscal 2004. In absolute dollars, store payroll expenses were $40 million for the third quarter of fiscal 2005 versus $35 million for the third quarter of fiscal 2004, primarily due to the addition of 13 net new stores during the fourth quarter of fiscal 2004 and 94 net new stores during the first nine months of fiscal 2005. Direct store expenses were $22 million for the third quarter of fiscal 2005 versus $19 million for the third quarter of fiscal 2004, primarily due to increased depreciation associated with new store additions and increased advertising/promotional expenses associated with our new PacSun prototype stores.

0.2	Total
Net Interest Income
Net interest income was $1.6 million in the third quarter of fiscal 2005 compared to $0.4 million in the third quarter of fiscal 2004, an increase of $1.2 million. This increase was primarily the result of higher average cash and short-term investment balances as well as higher interest rates in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.
Income Tax Expense
Income tax expense was $25 million for the third quarter of fiscal 2005 compared to $21 million for the third quarter of fiscal 2004. The effective income tax rate was 37.8% in the third quarter of each of fiscal 2005 and fiscal 2004. Our weighted effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.
The nine months (39 weeks) ended October 29, 2005 as compared to the nine months (39 weeks) ended October 30, 2004
Net Sales
Net sales increased to $966 million for the first nine months of fiscal 2005 from $850 million for the first nine months of fiscal 2004, an increase of $116 million, or 14%. The components of this $116 million increase in net sales are as follows:

$millions	Attributable to
$47	Net sales from stores opened in fiscal 2004 not yet included in the comparable store base

35	Net sales from 104 new stores opened in fiscal 2005 not yet included in the comparable store base

29	3.7% increase in comparable store net sales in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004

10	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)

(5)	10 closed stores in fiscal 2005 and 5 closed stores in fiscal 2004

$116	Total
Of the 3.7% increase in comparable store net sales in the first nine months of fiscal 2005, PacSun and PacSun Outlet comparable store net sales increased 4.0% and d.e.m.o. comparable store net sales increased 1.5%. In percentage terms, the average sale transaction in a comparable store was up mid single digits, driven by a mid single digit increase in average retail prices, partially offset by a low single digit decrease in total transactions per comparable store.
Within PacSun and PacSun Outlet, comparable store net sales of guys’ and girls’ merchandise increased 4.5% and 3.4%, respectively. Guys’ comparable store net sales results were characterized by strength in denim, sneakers, knits, tees and accessories, partially offset by weakness in casual pants and wovens. Girls’ comparable store net sales results were characterized by strength in knits, swimwear, denim and accessories, partially offset by weakness in casual pants and long-sleeve tees.
Within d.e.m.o., comparable store net sales of girls’ merchandise increased 17.5% while guys’ merchandise decreased 9.8%. Girls’ comparable store net sales results were characterized by strength in accessories, capris, denim and tees. Guys’ comparable store net sales results were characterized by weakness in wovens and accessories.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, increased to $352 million for the first nine months of fiscal 2005 from $305 million for the first nine months of fiscal 2004, an increase of $47 million, or 15%. As a percentage of net sales, gross margin was 36.4% for the first nine months of fiscal 2005 compared to 35.9% for the first nine months of fiscal 2004. The 0.5% increase in gross margin as a percentage of net sales was primarily attributable to a higher initial markup rate in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 as well as a lower markdown rate.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $229 million for the first nine months of fiscal 2005 from $200 million for the first nine months of fiscal 2004, an increase of $29 million, or 14%. These expenses increased to 23.6% as a percentage of net sales in the first nine months of fiscal 2005 from 23.5% in the first nine months of fiscal 2004. The components of this 0.1% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
0.3	Increase in general and administrative expenses as a percentage of net sales to 5.5% ($53 million) for the first nine months of fiscal 2005 from 5.2% ($44 million) for the first nine months of fiscal 2004, primarily due to the addition of senior management positions in our home office as well as design expenses associated with our new PacSun prototype stores and One Thousand Steps.

(0.2)	Decrease in store payroll expenses as a percentage of net sales to 11.5% ($112 million) in the first nine months of fiscal 2005 from 11.7% ($100 million) for the first nine months of fiscal 2004, primarily due to leveraging these expenses over higher total sales and tight control of store payroll costs. The increase in absolute dollars was primarily attributable to the addition of 13 net new stores during the fourth quarter of fiscal 2004 and 94 net new stores during the first nine months of fiscal 2005.

0.0	Direct store expenses and store closing expenses were flat as a percentage of sales at 6.6% for the first nine months of each of fiscal 2005 and fiscal 2004. In absolute dollars, these expenses were $64 million for the first nine months of fiscal 2005 compared to $56 million for the first nine months of fiscal 2004, primarily due to increased depreciation associated with new store additions and increased advertising/promotion expenses associated with our new PacSun prototype stores.

0.1	Total
Net Interest Income
Net interest income was $3.8 million in the first nine months of fiscal 2005 compared to $1.2 million in the first nine months of fiscal 2004, an increase of $2.6 million. This increase was primarily the result of higher average cash and short-term investment balances as well as higher interest rates in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004.
Income Tax Expense
Income tax expense was $48 million for the first nine months of fiscal 2005 compared to $40 million for the first nine months of fiscal 2004. The effective income tax rate was 37.8% in the first nine months of each of fiscal 2005 and fiscal 2004. Our weighted effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings in past years. Our primary capital requirements have been for the construction of newly opened, remodeled, expanded or relocated stores, the financing of working capital increases and, in the past, construction of corporate facilities. We believe that our invested cash and cash equivalents, cash flows from operating activities and credit facility will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.
Operating Cash Flows
Net cash provided by operating activities was $87 million for the first nine months of fiscal 2005 compared to $72 million for the first nine months of fiscal 2004. The $15 million increase in cash provided by operations in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 was attributable to the following:

$millions	Attributable to
$13	Increase in net income.

10
Increase in cash flow adjustments related to accrued liabilities, primarily due to higher payroll accruals at the end of the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 and a $4M cash payment for settlement of a litigation matter in fiscal 2004.

9	Increase in depreciation expense, primarily due to the addition of 13 net new stores during the fourth quarter of fiscal 2004 and 94 net new stores during the first nine months of fiscal 2005.

9
Increase in cash flows from accrued income taxes. Cash payments for income taxes were $3 million lower in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 due to the timing of estimated income tax payments.

3	Other items netting to an increase in cash provided by operating activities.

(29)	Decrease in cash flows from accounts payable, net of inventory, due to timing of payments.

$15	Total
Working Capital
Working capital at October 29, 2005 was $288 million compared to $258 million at January 29, 2005, an increase of $30 million. The changes in working capital were as follows:

$millions	Description
$258	Working capital at January 29, 2005

60
Increase in inventory, net of accounts payable, primarily due to planned volume increases in key merchandise categories in advance of the holiday selling season and the addition of 94 net new stores during fiscal 2005.

(23)	Decrease in cash and marketable securities, primarily due to capital expenditures and stock repurchases, partially offset by cash from operations.

(7)	Net decrease in working capital attributable to all other current assets and liabilities.

$288	Working capital at October 29, 2005
Investing Cash Flows
Net cash used in investing activities in the first nine months of fiscal 2005 was $73 million compared to $53 million for the first nine months of fiscal 2004, an increase in cash used of $20 million. Of the $73 million in net cash used in investing activities for the first nine months of fiscal 2005, $78 million was attributable to capital expenditures, partially offset by $5 million in net maturities of marketable securities. Capital expenditures for the first nine months of fiscal 2005 were categorized as follows:

$millions	Attributable to
$60	Construction costs of new, expanded and relocated stores

12	Capital expenditure improvements on existing stores

6	Other capital expenditures, including computer hardware and software

$78	Total
Total capital expenditures for fiscal 2005 are expected to be approximately $90-95 million, with a majority of the spending directed towards opening new and relocated/expanded stores. Other planned uses include maintenance capital for existing stores and computer hardware and software.
We plan to purchase additional land and begin construction of a new, additional corporate office and a new, additional distribution center at any time before the end of fiscal 2007. We have initiated planning efforts to assess these future needs. Costs of this future construction are currently unknown.

Financing Cash Flows
Net cash used in financing activities in the first nine months of fiscal 2005 was $32 million compared to $100 million for the first nine months of fiscal 2004. The components of the $32 million of net cash used in financing activities in the first nine months of fiscal 2005 were as follows:

$millions	Attributable to
$(44)	Repurchase and retirement of common stock

13	Proceeds from employee exercises of stock options

(1)	Principal repayments under capital lease and long-term debt obligations

$(32)	Total
Information regarding the Company’s common stock repurchase program is contained in Note 6 to the condensed consolidated financial statements, which note is incorporated herein by this reference.
Credit Facility
During the third quarter of fiscal 2005, we entered into a new unsecured $200 million credit agreement with a syndicate of lenders (the “New Credit Facility”) which expires September 14, 2010. The New Credit Facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at our option under certain circumstances. The New Credit Facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the New Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 7.0% at October 29, 2005) or at optional interest rates that are primarily dependent upon the London Inter-bank Offered Rates for the time period chosen. We had no direct borrowings outstanding under the New Credit Facility at October 29, 2005. The New Credit facility requires us to maintain certain financial covenants, including a minimum fixed charge coverage ratio and maximum leverage ratio, each of which we were in compliance with at October 29, 2005.
The New Credit Facility replaced the Company’s previously existing $50 million credit facility, originally scheduled to expire on April 1, 2007, which was terminated concurrently with the execution of the New Credit Facility.
Contractual Obligations
We have minimum annual rental commitments under existing store leases and capital leases for computer equipment as of October 29, 2005. Our financial obligations under these arrangements are approximately $100 million in fiscal 2005 and similar amounts annually thereafter. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under capital leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At October 29, 2005, our future financial commitments under these arrangements were as follows:

	Payments Due by Period
Contractual Obligations		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$644	$98	$189	$167	$190
Capital lease obligations	1	1	—	—	—
Letters of credit	32	32	—	—	—

Total	$677	$131	$189	$167	$190

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
Operating Leases — We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2016. Substantially all of our retail store leases require us to pay CAM charges, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the initial term of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We have closed ten stores thus far in fiscal 2005 and closed five stores in fiscal 2004. We do not anticipate closing a significant number of stores in the remainder of fiscal 2005.
New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 2 to the condensed consolidated financial statements for the quarter ended October 29, 2005, which note is incorporated herein by this reference.
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
Any failure by us to maintain credit facility financial covenants could have a material adverse impact on our business. A significant decrease in our operating results could adversely affect our ability to maintain required financial ratios under our credit facility. Required financial ratios include a rolling four-quarter minimum fixed charge coverage ratio as well as a maximum leverage ratio. If these financial ratios are not maintained, the lenders will have the option to terminate the facility and require immediate repayment of all amounts outstanding under the credit facility, if any. The alternatives available to the Company if in default of its covenants would include renegotiating certain terms of the credit agreement, obtaining waivers from the lenders, or obtaining a new credit agreement with another bank or group of lenders, which may contain different terms.
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
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At October 29, 2005, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during fiscal 2005 or 2004. Based on the interest rate of 7.0% on our credit facility at October 29, 2005, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $4 thousand per year. We are not a party with respect to derivative financial instruments.

ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 29, 2005.
No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
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
Item 3 — Defaults Upon Senior Securities — None
Item 4 — Submission of Matters to a Vote of Security Holders — None
Item 5 — Other Information — None
Item 6 — Exhibits

Exhibit 10.1	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and Greg H. Weaver dated February 5, 2001

Exhibit 31	Written statements of Seth R. Johnson and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Seth R. Johnson and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Sunwear of California, Inc.
(Registrant)

Date: December 1, 2005	/s/ SETH R. JOHNSON

Seth R. Johnson
Director and Chief Executive Officer
(Principal Executive Officer)

Date: December 1, 2005	/s/ GERALD M. CHANEY

Gerald M. Chaney
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit 10.1	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and Greg H. Weaver dated February 5, 2001

Exhibit 31	Written statements of Seth R. Johnson and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Seth R. Johnson and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002.