Form 10-K
period 2006-01-28
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2006-03-31
CIK 874841

United States
Securities and Exchange Commission
Washington, DC 20549
FORM 10-K

(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: January 28, 2006 or
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from           to
Commission file number 0-21296

PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3759463
(State of incorporation)	(I.R.S. Employer Identification No.)
3450 E. Miraloma Ave., Anaheim, CA	92806
(Address of principal executive offices)	(Zip Code)
(714) 414-4000
Registrant’s telephone number, including area code
Securities Registered Pursuant to Section 12(b) of the Act:
NONE
Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, $.01 PAR VALUE
PREFERRED STOCK PURCHASE RIGHTS
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [X]                  Accelerated Filer [ ]                  Non-Accelerated Filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]
The aggregate market value of Common Stock held by non-affiliates of the registrant as of July 30, 2005, the end of the most recently completed second quarter, was approximately $1.73 billion. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.
On March 27, 2006, the registrant had 72,802,226 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

PART I
Item 1. Business
Pacific Sunwear of California, Inc. (together with its wholly owned subsidiaries, the “Company,” “Registrant,” “we,” “us,” or “our”) is a leading specialty retailer of everyday casual apparel, accessories and footwear designed to meet the needs of active teens and young adults.
We operate three nationwide, primarily mall-based chains of retail stores under the names “Pacific Sunwear” (also “PacSun”), “Pacific Sunwear Outlet,” and “d.e.m.o.” PacSun and PacSun Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teenagers and young adults. d.e.m.o. specializes in fashion-focused streetwear, including casual apparel, footwear and related accessories catering to teenagers and young adults. In addition, we operate two websites that sell PacSun and d.e.m.o. merchandise online, respectively, provide content and community for our target customers and provide investor relations information about us. We will begin operating a new mall-based chain of specialty retail footwear stores under the name “One Thousand Steps” during April 2006.
The Company, a California corporation, was incorporated in August 1982. As of the dates presented, we leased and operated the following number of stores among all 50 states and Puerto Rico:

	January 28, 2006		March 24, 2006

	# of Stores	Square Footage	# of Stores	Square Footage

PacSun	811	2,994,945	814	3,019,184
Outlet	96	393,565	96	393,008
d.e.m.o.	198	542,481	197	542,344

Total	1,105	3,930,991	1,107	3,954,536
Our executive offices are located at 3450 East Miraloma Avenue, Anaheim, California, 92806; the telephone number is (714) 414-4000; and our internet addresses are www.pacsun.com and www.demostores.com. Through our websites, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission (the “Commission”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks

2006	February 3, 2007	53
2005	January 28, 2006	52
2004	January 29, 2005	52
2003	January 31, 2004	52
2002	February 1, 2003	52
2001	February 2, 2002	52
Our Mission and Strategies
Our mission is to be the leading lifestyle retailer of casual fashion apparel, footwear and accessories for teens and young adults. Our target customers are young men and women between the ages of 12 and 24. We believe our customers want to stay current with, or ahead of, fashion trends and continually seek newness in their everyday wear. We offer a complete wardrobe selection representing fashion trends considered timely by our target customers. We believe the following items are the key strategic elements necessary to achieve our mission:
Offer Popular Name Brands Supplemented by Proprietary Brands. In each of our store formats, we offer a carefully developed selection of popular name brands supplemented by our own proprietary brands, with the goal of being seen by our teenage and young adult customers as the source for wardrobe choices appropriate to their lifestyle. We believe
2 / Pacific Sunwear of California, Inc. Annual Report 2005

that our merchandising strategy differentiates our stores from competitors who may offer 100% proprietary brands or seek to serve a wider customer base and age range. See “Merchandising.”
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
Continue to Expand the Number of Stores. We intend to continue our store growth through the opening of new stores under our three existing formats as well as through the launch of One Thousand Steps. We believe the One Thousand Steps concept can reach 600-800 stores in the future. We may also acquire an existing retail chain. In each of the last three fiscal years in the period ended January 28, 2006, we opened 115, 113, and 86 net new stores, respectively. See “Store Expansion” within the “Stores” section of this document for further details regarding plans for fiscal 2006.
Offer Merchandise for Sale Over the Internet. We sell merchandise over the internet at www.pacsun.com and www.demostores.com. The websites offer a selection of the same merchandise carried in our stores. We maintain a substantial database of e-mail names that we use for marketing purposes. We also advertise our websites as a shopping destination on certain internet portals and search engines and market our websites in our stores using in-store signage, merchandise bags and receipts. Our internet strategy benefits from the nationwide retail presence of our stores, the strong brand recognition of PacSun and d.e.m.o., a loyal and internet-savvy customer base, the participation of our key brands and the ability to return merchandise to our stores.
Merchandising
Merchandise. PacSun, PacSun Outlet and d.e.m.o. stores offer a broad selection of casual apparel, related accessories and footwear for young men (“guys”) and young women (“girls”), with the goal of being viewed by our customers
Pacific Sunwear of California, Inc. Annual Report 2005 / 3

as the dominant retailer for their lifestyle. The following table sets forth our merchandise assortment as a percentage of net sales for the most recent three fiscal years:

	Total Company

	2005	2004	2003

Guys apparel	36%	37%	38%
Girls apparel	31%	30%	31%
Accessories	19%	19%	19%
Footwear	14%	14%	12%

Total	100%	100%	100%

	PacSun and Outlet			d.e.m.o.

	2005	2004	2003	2005	2004	2003

Guys apparel	35%	35%	36%	45%	51%	63%
Girls apparel	29%	29%	31%	38%	35%	27%
Accessories	20%	20%	20%	13%	12%	10%
Footwear	16%	16%	13%	4%	2%	n/a

Total	100%	100%	100%	100%	100%	100%

We offer many name brands best known by our target customers. PacSun offers a wide selection of well-known board-sport inspired name brands, such as Quiksilver/ Roxy/ DC Shoes, Billabong/ Element, Hurley and Volcom. d.e.m.o. offers well-known name brands sought by its target customers, such as Ecko, Phat Farm/ Baby Phat, Enyce, Rocawear, Sean John, Akademiks and Apple Bottoms. In addition, we continuously add and support up-and-coming new brands in both PacSun and d.e.m.o. During fiscal 2005, Quiksilver (which incorporates the Quiksilver, Roxy, and DC Shoes brands) accounted for 10.4% of total net sales and Billabong (which incorporates both Billabong and Element brands) accounted for 10.3% of total net sales. No other individual branded vendor accounted for more than 6% of total net sales during fiscal 2005.
We supplement our name brand offerings with our own proprietary brands. Proprietary brands provide us an opportunity to broaden our customer base by providing merchandise of comparable quality to brand name merchandise at lower prices, to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of our merchandise. Our own product design group, in collaboration with our buying staff, designs our proprietary brand merchandise. We have a sourcing group that oversees the manufacture and delivery of our proprietary brand merchandise, with manufacturing contracted both domestically and internationally. Proprietary brand merchandise sales accounted for approximately 31%, 30%, and 32% of total net sales in each of fiscal 2005, 2004 and 2003, respectively. For fiscal 2005, proprietary brand merchandise sales accounted for 34% of total PacSun/ Outlet net sales and 16% of total d.e.m.o. net sales.
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
4 / Pacific Sunwear of California, Inc. Annual Report 2005

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
Stores
Locations. We operate stores in each of the 50 states and Puerto Rico. For a geographical breakdown of stores by state for each of our store concepts, see Item 2, “Properties.”
Store Expansion. During fiscal 2005, we opened 115 net new stores, which included 67 PacSun stores, 12 PacSun Outlet stores and 36 d.e.m.o. stores, and also expanded or relocated an additional 34 existing stores. During fiscal 2006, we plan to open approximately 100 new stores, 9 of which will be our new One Thousand Steps footwear concept, with the remaining stores consisting of a mixture of PacSun, d.e.m.o. and a relatively smaller portion of PacSun Outlet locations. We also plan to expand or relocate approximately 45-50 of our most productive stores to larger locations during fiscal 2006. As of the date of this filing, approximately 75% of the leases related to fiscal 2006 stores have been executed.
Our store site selection strategy is to locate our stores primarily in high-traffic, regional malls serving markets that meet our demographic criteria, including average household income and population density. We also consider mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. We currently seek PacSun and PacSun Outlet store locations of approximately 4,000 square feet and d.e.m.o. store locations of approximately 3,000 square feet. One Thousand Steps stores will initially be targeted at approximately 2,500 square feet. For details concerning average costs to build and stock new and relocated stores in fiscal 2005, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”
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
Store Operations. Our stores are open for business during mall shopping hours. Each store has a manager, one or more co-managers or assistant managers, and approximately six to twelve part-time sales associates. District managers supervise approximately seven to twelve stores and approximately six to ten district managers report to a regional director. District and store managers as well as store co-managers participate in a bonus program based on achieving predetermined metrics, including sales and inventory shrinkage targets. We have well-established store operating policies and procedures and an extensive in-store training program for new store managers and co-managers. We
Pacific Sunwear of California, Inc. Annual Report 2005 / 5

place great emphasis on loss prevention programs in order to control inventory shrinkage. These programs include the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention, and monitoring of returns, voids and employee sales. As a result of these programs, our historical inventory shrinkage rates have been below 1.5% of net sales at retail (0.6% at cost).
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
All of our stores have a point-of-sale system operating on IBM in-store computer hardware. The system features bar-coded ticket scanning, automatic price look-up, electronic check and credit/debit authorization, and automatic nightly transmittal of data between the store and our corporate offices. Each of the regional directors and district managers uses a laptop computer and can instantly access appropriate or relevant Company-wide information, including actual and budgeted sales by store, district and region, transaction information and payroll data. We believe our management information systems are adequate to support our planned expansion at least through fiscal 2006.
Competition
The retail apparel, footwear and accessory business is highly competitive. PacSun stores, PacSun Outlets and d.e.m.o. stores compete on a national level with certain leading department stores and national chains that offer the same or similar brands and styles of merchandise. Our stores compete nationally with Abercrombie and Fitch, Hollister, American Eagle Outfitters, The Gap, Aeropostale, Hot Topic and others as well as a wide variety of regional and local specialty stores. Many of our competitors are larger and have significantly greater resources than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.
Trademarks and Service Marks
We are the owner in the United States of the marks “Pacific Sunwear of California,” “PacSun,” “Pacific Sunwear,” “d.e.m.o.,” and “One Thousand Steps.” We also use and have registered, or have a pending registration on, a number of other marks, including those attributable to our proprietary brands. We have also registered many of our marks outside of the United States. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.
Seasonality
For details concerning the seasonality of our business, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Seasonality and Quarterly Results.”
Working Capital Concentration
A significant portion of our working capital is related to merchandise inventories available for sale to customers as well as in our distribution center. For details concerning working capital and the merchandising risk associated with our inventories, see “Risk Factors” in Item 1A and “Working Capital” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Employees
At the end of fiscal 2005, we had approximately 15,000 employees, of whom approximately 11,000 were part-time. Of the total employees, approximately 600 were employed at our corporate headquarters and distribution center. A
6 / Pacific Sunwear of California, Inc. Annual Report 2005

significant number of seasonal employees are hired during peak selling periods. None of our employees are represented by a labor union, and we believe that our relationships with our employees are good.
Executive Officers. Set forth below are the names, ages, titles, and certain background information of persons serving as executive officers of the Company as of March 24, 2006:

Executive Officer	Age	Title

Greg H. Weaver	52	Executive Chairman of the Board (until April 1, 2006)
Seth R. Johnson	52	Chief Executive Officer, Board member
Thomas M. Kennedy	44	Division President of PacSun
Lou Ann Bett	44	Division President of d.e.m.o.
Gerald M. Chaney	59	Senior Vice President, Chief Financial Officer
Wendy E. Burden	52	Chief Operating Officer
Greg H. Weaver joined the Company in July 1987. He has served as Chairman of the Board since October 1997 and Executive Chairman since April 2005. As previously announced, effective April 1, 2006, Mr. Weaver will retire from the Company and its Board of Directors. During his tenure at the Company, he has held a variety of titles, including Chief Executive Officer, President, Chief Operating Officer, Executive Vice President, and Senior Vice President. Prior to joining the Company, he spent 13 years at Jaeger Sportswear Ltd. in both operational and merchandising capacities for their U.S. and Canadian stores.
Seth R. Johnson joined the Company in November 2004. He has served as Chief Executive Officer since April 2005 after joining the Company as Chief Operating Officer and a member of the Board of Directors. Prior to joining the Company, he spent 12 years at Abercrombie & Fitch, most recently as Chief Operating Officer and a member of their Board of Directors. His retail career has spanned more than 25 years, including employment at The Limited, BATUS Retail Group and Dayton Hudson, Inc.
Thomas M. Kennedy joined the Company in May 2004 as Division President of PacSun. In this position, he has responsibility for all merchandising, design and marketing of the PacSun concept. Mr. Kennedy has more than 20 years experience in the retail and apparel industries. Prior to joining the Company, he served Nike, Inc. as Vice President of Global Lifestyle Apparel. Prior to that, Mr. Kennedy served in various merchandising positions in roles of increased responsibility, including Buyer, Merchandise Manager, Divisional Merchandise Manager, and Vice President of Men’s Apparel, at The Gap, Inc. within both Gap and Old Navy.
Lou Ann Bett joined the Company in May 2005 as Division President of d.e.m.o. In this position, she has responsibility for all merchandising, design and marketing of the d.e.m.o. concept. Ms. Bett has more than 20 years experience in the retail and apparel industries. Prior to joining the Company, she served The Limited Corp. as VP/ General Merchandising Manager of Express Women’s and VP/ General Merchandise Manager of Express Men’s. Prior to that, Ms. Bett spent 14 years in various roles of increased responsibility for the Express Division with positions as Buyer, Sr. Buyer, and VP/ Merchandise Manager.
Gerald M. Chaney joined the Company in December 2004 as Senior Vice President, Chief Financial Officer. Prior to joining the Company, he most recently served as Senior Vice President, Chief Financial Officer of Polo Ralph Lauren from November 2000 to November 2004. Prior to that, Mr. Chaney served as Senior Vice President, Chief Financial Officer of Kellwood Company, Senior Vice President of Administration and Chief Financial Officer of Petrie Retail, Senior Vice President of Operations and Chief Financial Officer at Crystal Brands, and held Director of Finance and Vice President of Finance roles at General Mills Fashion Group and Scott Paper.
Wendy E. Burden joined the Company in November 2005 as Chief Operating Officer. Prior to joining the Company, Ms. Burden was employed for six years by Victoria Secret Stores, a division of Limited Brands, Inc., Corp., where she initially served as Executive Vice President of Operations and Administration and most recently held the position of Executive Vice President of Business Strategy and Operations. Prior to Limited Brands, Ms. Burden spent 18 years with PepsiCo, Inc., serving in various positions including Vice President and General Manager of Pepsi-Cola Bottling
Pacific Sunwear of California, Inc. Annual Report 2005 / 7

Company, Vice President and Chief Financial Officer of Eastern Europe for Pepsi-Cola International and Vice President and Chief Financial Officer of Pepsi West.
Item 1A. Risk Factors
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including forecasts of fiscal 2006 planned new store openings and future capital expenditures, are based on information available to us as of the date hereof, and we assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.
The products we sell are subject to significant merchandising/fashion sensitivity. Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise at competitive prices and in adequate quantities that satisfies customer demand in a timely manner. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations. Misjudgments or unanticipated fashion changes could also have a material adverse effect on our image with our customers. Some of our vendors have limited resources, production capacities and operating histories and some have intentionally limited the distribution of their merchandise. The inability or unwillingness on the part of key vendors to expand their operations to keep pace with the anticipated growth of PacSun, PacSun Outlet, d.e.m.o. and One Thousand Steps stores, or the loss of one or more key vendors or proprietary brand sources for any reason, could have a material adverse effect on our business.
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
We will begin operating a new retail concept during fiscal 2006, One Thousand Steps, which could negatively affect existing operations. We will commence operations for One Thousand Steps during April 2006. We are currently making final preparations for the initial nine store openings planned for fiscal 2006. Our ability to make this new retail concept successful is subject to numerous risks, including, but not limited to, (i) unanticipated operating problems, (ii) lack of customer acceptance, (iii) new vendor relationships, (iv) competition from existing and new retailers, and (v) lack of sufficient product differentiation. There can be no assurance that this new retail concept will achieve sales and profitability levels that justify the Company’s investment in it. Additionally, the expansion of this new retail concept involves other risks that could have a material adverse effect on the Company, including, but not limited to, (i) diversion of management’s attention from the Company’s core businesses, (ii) inability to attract, train and retain qualified personnel, including management and product designers, and (iii) difficulty in locating and obtaining favorable
8 / Pacific Sunwear of California, Inc. Annual Report 2005

store sites and negotiating acceptable lease terms. Any inability to succeed in developing a profitable new retail concept could have a material adverse effect on our continued growth and results of operations.
Our customers may not accept our proprietary brand merchandise. Sales from proprietary brand merchandise accounted for approximately 31%, 30%, and 32% of net sales in fiscal 2005, 2004 and 2003, respectively. We may increase the percentage of net sales in proprietary brand merchandise in the future, although there can be no assurance that we will be able to achieve increases in proprietary brand merchandise sales as a percentage of net sales. Because our proprietary brand merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise increases, may have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations.
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
Our dependence on a single distribution facility exposes us to significant operational risks. All of our current distribution functions continue to reside within a single facility in Anaheim, California. The Company is currently evaluating site selection alternatives for the construction of a second distribution center. Any significant interruption in the operation of the existing distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our current distribution center will be adequate to support our future growth.
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
Pacific Sunwear of California, Inc. Annual Report 2005 / 9

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
Our stock price can fluctuate significantly. The market price of our common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, net sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.
*************
10 / Pacific Sunwear of California, Inc. Annual Report 2005

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We operate retail apparel stores in all 50 states and Puerto Rico. At the end of fiscal 2005, the geographic distribution of our stores by concept was as follows:

		PacSun
State	PacSun	Outlets	d.e.m.o.	Total

Alabama	12	2		14

Alaska	3		3	6

Arizona	15	3	3	21

Arkansas	3			3

California	96	18	47	161

Colorado	17	3	3	23

Connecticut	10		5	15

Delaware	3	1	1	5

Florida	56	7	17	80

Georgia	21	1	6	28

Hawaii	8		1	9

Idaho	6			6

Illinois	25	2	8	35

Indiana	16	2	4	22

Iowa	10			10

Kansas	8			8

Kentucky	9		1	10

Louisiana	11		3	14

Maine	3	2	1	6

Maryland	15	2	4	21

Massachusetts	21	2	5	28

Michigan	25	3	9	37

Minnesota	15	2	3	20

Mississippi	5			5

Missouri	12	3	1	16

Montana	4			4

Nebraska	3			3

Nevada	5	3	3	11

New Hampshire	5	2	1	8

New Jersey	22	3	8	33

New Mexico	7		1	8

New York	36	6	10	52

North Carolina	23	2	8	33

North Dakota	4			4

Ohio	35	2	8	45

Oklahoma	7			7

Oregon	11	2	2	15

Pennsylvania	45	5	8	58

Rhode Island	2			2

South Carolina	14	3	4	21

South Dakota	2			2

Tennessee	12	2	1	15

Texas	56	4	9	69

Utah	11	1		12

Vermont	3	1		4

Virginia	22	2	6	30

Washington	22	2	1	25

West Virginia	8			8

Wisconsin	13	1		14

Wyoming	2			2

Puerto Rico	12	2	3	17

Total	811	96	198	1,105

Pacific Sunwear of California, Inc. Annual Report 2005 / 11

We lease our retail stores under operating lease agreements with initial terms ranging from approximately eight to ten years that expire at various dates through January 2018 (see Note 7 to the consolidated financial statements).
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
Item 3. Legal Proceedings
We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not likely have a material adverse effect on our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ National Market under the symbol “PSUN”. The following table sets forth for the quarterly periods indicated the high and low sale prices per share of the common stock as reported by NASDAQ:

	Fiscal 2005		Fiscal 2004

	High	Low	High	Low

1st Quarter	$29.05	$22.09	$25.78	$21.24
2nd Quarter	$25.28	$20.33	$22.48	$17.25
3rd Quarter	$24.83	$20.70	$23.63	$17.64
4th Quarter	$27.99	$22.68	$25.46	$21.00
As of March 24, 2006, the number of holders of record of common stock of the Company was approximately 150, and the number of beneficial holders of the common stock was in excess of 32,000.
We have never declared or paid any dividends on our common stock.
Common Stock Repurchase and Retirement – Information regarding our common stock repurchase activity for fiscal 2005 is contained in Note 8 to the consolidated financial statements, which note is incorporated herein by this reference.
In its discretion, our Board of Directors authorized the stock repurchase plan as a means to reduce our overall number of shares outstanding, thereby providing greater value to our shareholders through increased earnings per share. We do not expect the impact of the stock repurchases we have made to be significant to our overall liquidity needs as we expect sufficient cash flows from operations in the future. We believe this was a prudent use of a portion of the cash and short-term investments available to us in order to enhance shareholder value.
Item 6. Selected Financial Data
The selected consolidated income statement data for each of fiscal 2005, 2004 and 2003, and consolidated balance sheet data as of the end of fiscal 2005 and 2004, are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the
12 / Pacific Sunwear of California, Inc. Annual Report 2005

selected consolidated operating data below should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated income statement data for fiscal 2002 and 2001, as well as the consolidated balance sheet data as of the end of fiscal 2003, 2002 and 2001, are derived from audited consolidated financial statements of the Company, which are not included herein. All amounts presented below are in millions, except per share and selected consolidated operating data.

	Fiscal Year

	2005	2004	2003	2002	2001

CONSOLIDATED INCOME STATEMENT DATA:
Net sales	$1,391.5	$1,229.8	$1,041.5	$847.2	$685.4
Gross margin (after buying, distribution and occupancy costs)	506.5	447.9	372.6	292.3	226.0
Operating income	197.3	170.0	128.2	81.2	44.3
Net income	126.2	106.9	80.2	49.7	27.6
Net income per share, diluted	$1.67	$1.38	$1.02	$0.66	$0.37

CONSOLIDATED OPERATING DATA:
Comparable store net sales +/(-)(2)	3.2%	7.3%	13.1%	9.7%	(2.5)%
Average net sales($)/square foot(1)	371	374	363	330	321
Average net sales($)/store (000’s)(1)	1,309	1,290	1,229	1,102	1,031
Stores open at end of period	1,105	990	877	791	718
Capital expenditures ($million)	109.2	82.0	49.6	53.3	108.1

CONSOLIDATED BALANCE SHEET DATA:
Working capital	$304.3	$257.5	$243.0	$109.3	$78.9
Total assets	807.6	677.8	644.5	464.0	413.2
Long-term debt	—	—	0.2	1.1	24.6
(1) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.
(2) Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening, relocation, expansion or conversion.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” within Item 1A.
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
Pacific Sunwear of California, Inc. Annual Report 2005 / 13

Operating margin – We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. Operating margin as a percentage of net sales for fiscal 2005, 2004, and 2003 was 14.2%, 13.8% and 12.3%, respectively. The 14.2% operating margin result for fiscal 2005 was our highest historical annual operating margin. For a discussion of the changes in the components comprising operating margins, see “Results of Operations” in this section.
Store sales trends – We evaluate store sales trends in assessing the operational performance of our store expansion strategies. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store (in millions) for fiscal 2005, 2004 and 2003 were $1.31, $1.29 and $1.23, respectively. Average net sales per square foot were $371, $374 and $363, respectively.
Cash flow and liquidity (working capital) – We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Cash flows from operations for fiscal 2005, 2004 and 2003 (in millions) were $184.3, $143.0 and $161.0, respectively. We expect cash flows from operations will be sufficient to finance operations without borrowing under our credit facility during fiscal 2006.
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
Inventory Valuation – Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. We base the decision to mark down merchandise primarily upon the current rate of sale and age of a specific item, among other factors. To the extent that our estimates differ from actual results, additional markdowns may have to be recorded, which could reduce our gross margins and operating results.
Store Operating Lease Accounting – Rent expense from store operating leases represents one of the largest expenses incurred in operating our stores. We account for store rent expense in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under our store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and excluding any lease renewal options. We capitalize rent expense incurred during the build-out period of our stores as a component cost of construction and amortize this amount over the life of the related store’s lease term once construction has completed, generally upon the commencement of store operations. Beginning in fiscal 2006, we will begin expensing pre-opening rent in accordance with FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The Company accounts for landlord allowances received in connection with store operating leases in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability, which is then amortized as a credit to rent expense over the related store’s lease term.
14 / Pacific Sunwear of California, Inc. Annual Report 2005

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
Evaluation of Insurance Reserves – We are responsible for workers’ compensation and medical insurance claims up to a specified aggregate stop loss amount. We maintain reserves for estimated claims, both reported and incurred but not reported, based on historical claims experience and other estimated assumptions. Actual claims activity has historically been within our expectations and the reserves established. To the extent claims experience or our estimates change, additional charges may be recorded in the future up to the aggregate stop loss amount for each policy year.
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
Results of Operations
The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the fiscal years indicated. The discussion that follows should be read in conjunction with the following table:

	Fiscal Year

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	63.6	63.6	64.2

Gross margin	36.4	36.4	35.8
Selling, general and administrative expenses	22.2	22.6	23.5

Operating income	14.2	13.8	12.3
Interest income/(expense), net	0.4	0.2	0.1

Income before income tax expense	14.6	14.0	12.4
Income tax expense	5.5	5.3	4.7

Net income	9.1%	8.7%	7.7%

Number of stores open at end of period	1,105	990	877
Pacific Sunwear of California, Inc. Annual Report 2005 / 15

The following table sets forth the Company’s number of stores and total square footage as of the dates indicated:

	January 28,	January 29,
	2006	2005

PacSun stores	811	744
Outlet stores	96	84
d.e.m.o. stores	198	162

Total stores	1,105	990

Total square footage (in 000’s)	3,931	3,448
Fiscal 2005 Compared to Fiscal 2004
Net Sales
Net sales increased to $1.39 billion in fiscal 2005 from $1.23 billion in fiscal 2004, an increase of $161.7 million, or 13.1%. The components of this $161.7 million increase in net sales are as follows:

Amount
($million)	Attributable to

$70.9	126 new stores opened in fiscal 2005 not yet included in the comparable store base

48.5	Net sales from stores opened in fiscal 2004 not included in the comparable store base in 2005

36.9	3.2% increase in comparable store net sales in fiscal 2005 compared to fiscal 2004

13.3	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)

(7.9)	11 closed stores in fiscal 2005 and 5 closed stores in fiscal 2004

$161.7	Total

Of the 3.2% increase in comparable store net sales in fiscal 2005, PacSun and PacSun Outlet comparable store net sales increased a combined 3.5% and d.e.m.o. comparable store net sales increased 1.1%. The average sale in a comparable store was up mid single digits, primarily driven by a mid single digit increase in average retail prices per unit partially offset by a low single digit decrease in total transactions per comparable store. The increases in average retail prices were focused in merchandise categories wherein we believed we had strategic opportunities that allowed for such increases.
Within PacSun and PacSun Outlet, comparable store net sales of guys’ and girls’ merchandise increased 5% and 2%, respectively. Guys’ comparable store net sales results were characterized by strength in denim, polos, tees and sneakers. Girls’ comparable store net sales results were characterized by strength in knits, short-sleeve tees and accessories, partially offset by weakness in long-sleeve tees and casual pants.
Within d.e.m.o., comparable store net sales of girls’ merchandise increased 15% while guys’ merchandise decreased 10%. Girls’ comparable store net sales results were characterized by strength in accessories, knits, capris and denim. Guys’ comparable store net sales results were characterized by weakness in wovens and tees, partially offset by strength in polos and denim. The sales trend within d.e.m.o. was primarily driven by expanded product offerings for girls, including accessories and footwear.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, increased to $506.5 million in fiscal 2005 from $447.9 million in fiscal 2004, an increase of $58.6 million, or 13.1%. As a percentage of net sales, gross margin was 36.4% for each of fiscal 2005 and 2004. Higher initial markups were offset by higher occupancy and buying expenses and shrink as a percentage of net sales during fiscal 2005. Occupancy and buying expenses were higher as a percentage of net sales primarily due to deleveraging these expenses against the lower comparable store net sales increase experienced in fiscal 2005.
16 / Pacific Sunwear of California, Inc. Annual Report 2005

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $309.2 million in fiscal 2005 from $277.9 million in fiscal 2004, an increase of $31.3 million, or 11.3%. As a percentage of net sales, these expenses decreased to 22.2% from 22.6%. The components of this 0.4% net decrease in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to

(0.2)%	Decrease in store payroll as a percentage of net sales to 11.1% of net sales ($153.8 million) for fiscal 2005 versus 11.3% ($137.9 million) for fiscal 2004, an increase of $15.9 million. Store payroll expenses were down as a percentage of net sales due to tighter payroll controls in fiscal 2005. The increase in absolute dollars was due to the addition of 115 net new stores in fiscal 2005.

(0.1)%	Decrease in general and administrative expenses as a percentage of net sales to 4.9% ($68.9 million) for fiscal 2005 from 5.0% ($62.1 million) for fiscal 2004, primarily due to a decrease in corporate payroll expenses as a percentage of net sales attributable to planned unfilled positions and lower bonus expenses for fiscal 2005. In absolute dollars, corporate payroll was $37.0 million for fiscal 2005 versus $34.0 million for fiscal 2004, primarily due to increased total headcount.

(0.1)%	Decrease in store closing expenses to $2.6 million for fiscal 2005 as compared to $3.0 million for fiscal 2004, primarily due to subleasing 100% of our former Manhattan store location and lower overall expenses associated with store closures and relocations.

(0.4)%	Total

Net Interest Income
Net interest income was $5.7 million in fiscal 2005 compared to $1.9 million in fiscal 2004, an increase of $3.8 million. This increase was primarily the result of higher average cash and investment balances as well as increasing interest rates in fiscal 2005 as compared to fiscal 2004. Average cash and investment balances were higher in fiscal 2005 primarily due to cash generated from operations and higher net income driven by the comparable store net sales increase in fiscal 2004.
Income Tax Expense
Income tax expense was $76.7 million in fiscal 2005 compared to $65.0 million in fiscal 2004. The effective income tax rate was 37.8% in each of fiscal 2005 and 2004. Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing income tax rates and net income in the respective states. Our effective income tax rate may change in fiscal 2006 due to the addition of One Thousand Steps, our second distribution center and other planned business events.
Fiscal 2004 Compared to Fiscal 2003
Net Sales
Net sales increased to $1.23 billion in fiscal 2004 from $1.04 billion in fiscal 2003, an increase of $188.3 million, or 18.1%. The components of this $188.3 million increase in net sales are as follows:

Amount
($million)	Attributable to

$70.5	7.3% increase in comparable store net sales in fiscal 2004 compared to fiscal 2003

67.0	118 new stores opened in fiscal 2004 not yet included in the comparable store base

37.3	Net sales from stores opened in fiscal 2003 not included in the comparable store base in 2004

16.3	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)

(2.8)	5 closed stores in fiscal 2004 and 4 closed stores in fiscal 2003

$188.3	Total

Pacific Sunwear of California, Inc. Annual Report 2005 / 17

Of the 7.3% increase in comparable store net sales in fiscal 2004, PacSun and PacSun Outlet comparable store net sales increased a combined 7.5% and d.e.m.o. comparable store net sales increased 5.7%. Total transactions per comparable store were up low single digits and the average sale transaction in a comparable store was up mid single digits, primarily driven by a low single digit increase in both average retail prices per unit and average number of items per sale transaction. The increases in average retail prices were focused in merchandise categories wherein we believed we had strategic opportunities that allowed for such increases.
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
18 / Pacific Sunwear of California, Inc. Annual Report 2005

Average cash balances were higher in fiscal 2004 primarily due to higher net income driven by the comparable store net sales increase in fiscal 2004.
Income Tax Expense
Income tax expense was $65.0 million in fiscal 2004 compared to $48.8 million in fiscal 2003. The effective income tax rate was 37.8% in each of fiscal 2004 and 2003.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. Our primary capital requirements have been for the construction of newly opened, remodeled, expanded or relocated stores, the financing of inventories and, in the past, construction of corporate facilities. We believe that our working capital and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements without borrowing under our credit facility for fiscal 2006.
Operating Cash Flows
Net cash provided by operating activities for fiscal 2005, fiscal 2004 and fiscal 2003 (in millions) was $184.3, $143.0 and $161.0, respectively. The $41.3 million increase in cash provided by operations in fiscal 2005 as compared to fiscal 2004 was attributable to the following:

Amount
($million)	Attributable to

$19.3	Increase in net income.

11.5	Increase in depreciation expense, primarily due to the addition of 115 net new stores during fiscal 2005.

11.0	Increase in cash flows from other current liabilities, primarily due to accrued income taxes ($7.4 million), sublease loss accruals ($4.0 million), and other items netting to a cash flow decrease of $0.4 million. Cash flows related to income taxes were improved due to the timing of estimated income tax payments in relation to the actual fiscal 2005 income tax liability as compared to the same items from fiscal 2004. Cash flows related to sublease loss accruals were improved due to the execution of certain sublease and lease termination agreements with former landlords during fiscal 2004 that required certain cash payments during the prior year.

(0.5)	Other items netting to a decrease in cash provided by operating activities.

$41.3	Total

Working Capital
Working capital at the end of fiscal 2005, fiscal 2004 and fiscal 2003 (in millions) was $304.3, $257.5 and $243.0, respectively. The $46.8 million increase in working capital at January 28, 2006 compared to January 29, 2005 was attributable to the following:

Amount
($million)	Attributable to

$31.3	Increase in inventories, net of accounts payable, primarily due to square footage growth of 14% and planned increases in inventory per square foot of 8%.

26.6	Increase in cash and short-term investments, primarily due to cash generated by operations partially offset by cash used for capital expenditures and stock repurchases (see cash flow statement).

(10.7)	Increase in accrued liabilities, primarily due to increased accruals for capital expenditures, gift cards and sales taxes in fiscal 2005 as compared to fiscal 2004.

(8.9)	Increase in income taxes payable due to the amount and timing of fiscal 2005 estimated income tax payments as compared to the same items for fiscal 2004.

8.5	Other items netting to a working capital increase.

$46.8	Total

Pacific Sunwear of California, Inc. Annual Report 2005 / 19

Investing Cash Flows
Net cash used in investing activities in fiscal 2005, fiscal 2004 and fiscal 2003 (in millions) was $104.9, $95.0 million and $115.8, respectively. The components of the $104.9 million of net cash used in investing activities in fiscal 2005 are as follows:

Amount
($million)	Attributable to

$(813.5)	Purchases of short-term investments (see Note 1 to the consolidated financial statements).

817.8	Maturities of short-term investments (see Note 1 to the consolidated financial statements).

(77.6)	Capital expenditures for 126 new stores and 34 expansions/relocations in fiscal 2005.

(22.3)	Maintenance capital expenditures on existing stores.

(6.1)	Corporate capital expenditures, including computer hardware and software.

(3.2)	Construction costs of new, expanded and relocated stores to open in fiscal 2006.

$(104.9)	Total

Fiscal 2005 New Store Costs
Our average cost to build a new or relocated store in fiscal 2005, including leasehold improvements and furniture and fixtures was approximately $0.5 million. We expect the average cost to build new and relocated stores to increase to approximately $0.7 million in fiscal 2006 due to the rollout of a new store design and updated store visual presentation. The average total cost to build new stores and relocate or expand stores will vary in the future depending on various factors, including square footage, changes in store design, and local construction costs. The average landlord allowance, which is shown in the consolidated financial statements as a deferred lease incentive, was approximately $0.2 million. Our average cost for initial inventory for new stores opened in fiscal 2005 was approximately $140 thousand. Our initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.
Future Capital Expenditures
In fiscal 2006, we expect capital expenditures to be approximately $172 million, broken down as follows:

Amount
($million)	Attributable to

$103	Opening new and relocated/expanded stores

26	Updating store visual and fixture presentations

24	Acquiring land and beginning construction of a new, additional distribution center and acquiring land for a new, additional corporate office to be constructed beginning in fiscal 2007

11	Maintenance capital on existing stores

8	Corporate capital expenditures such as computer hardware and software

$172	Total

We expect similar total capital expenditure requirements for fiscal 2007 and 2008.
During fiscal 2006, we plan to open approximately 100 new stores, 9 of which will be our new One Thousand Steps footwear concept, with the remaining stores consisting of a mixture of PacSun, d.e.m.o. and a relatively smaller portion of PacSun Outlet locations. We also plan to expand or relocate approximately 45-50 of our most productive stores to larger locations during fiscal 2006.
We expect cash flows from operations to be sufficient to provide the liquidity and resources necessary to achieve our stated store opening and relocation/expansion goals through fiscal 2008. Cash flows from operations for fiscal 2005, 2004 and 2003 (in millions) were $184.3, $143.0 and $161.0, respectively. We have not entered into any material purchase commitments for capital expenditures related to our store opening or relocation/expansion plans. The
20 / Pacific Sunwear of California, Inc. Annual Report 2005

average total cost to build new stores or expand or relocate stores will vary in the future depending on various factors, including square footage, changes in store design, and local construction costs.
Financing Cash Flows
Net cash used by financing activities in fiscal 2005 was $48.5 million as compared to $93.4 million in fiscal 2004 and cash provided of $28.0 million in fiscal 2003, respectively. Of the $48.5 million of net cash used in financing activities in fiscal 2005, $65.6 million was used for common stock repurchases and $1.5 million was used to make principal payments under capital lease and long-term debt obligations, partially offset by $18.7 million in proceeds from employee exercises of stock options.
Credit Facility
We have an unsecured $200 million credit agreement with a syndicate of lenders which expires September 14, 2010. The credit facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at our option under certain circumstances. The credit facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the credit facility bear interest at the Administrative Agent’s alternate base rate (as defined, 5.1% at January 28, 2006) or at optional interest rates that are primarily dependent upon LIBOR for the time period chosen. We had no direct borrowings outstanding under the credit facility at January 28, 2006. The credit facility requires us to maintain certain financial covenants, all of which we were in compliance with as of January 28, 2006.
A significant decrease in our operating results could adversely affect our ability to maintain the required financial ratios under our credit facility. Required financial ratios include a rolling four-quarter minimum fixed charge coverage ratio as well as a maximum leverage ratio. If these financial ratios are not maintained, the lenders will have the option to terminate the facility and require immediate repayment of all amounts outstanding under the credit facility, if any. The alternatives available to us if in default of our covenants would include renegotiating certain terms of the credit agreement, obtaining waivers from the lenders, or obtaining a new credit agreement with another bank or group of lenders, which may contain different terms.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. Our financial obligations under these arrangements are approximately $100 million in fiscal 2006 and similar amounts annually thereafter. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At January 28, 2006, our future financial commitments under these arrangements were as follows:

	Payments Due by Period

Contractual Obligations		Less than	1-3	3-5	More than
(in millions)	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$679.4	$100.3	$195.8	$174.2	$209.1
Capital lease obligations	0.4	0.3	0.1	—	—
Letters of credit	32.7	32.7	—	—	—

Total	$712.5	$133.3	$195.9	$174.2	$209.1

The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM for fiscal 2005, 2004 and 2003 were $161 million, $138 million, and $120 million, respectively. We expect total CAM expenses to continue to increase as the number of stores increases from year to year.
Operating Leases – We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2018. Substantially all of our retail store leases require us to pay CAM charges,
Pacific Sunwear of California, Inc. Annual Report 2005 / 21

insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed eleven stores in fiscal 2005 and anticipate closing approximately ten stores in fiscal 2006.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising our of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.
It is not possible to determine our maximum potential liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements.
New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 1 to the consolidated financial statements for the year ended January 28, 2006, which note is incorporated herein by this reference.
Inflation
We do not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that our business will not be affected by inflation in the future.
Seasonality and Quarterly Results
Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, excluding sales generated by new and relocated/expanded stores, 44% of our net sales have occurred in the first half of the fiscal year and 56% have occurred in the second half, with the Christmas and back-to-school selling periods together accounting for approximately 30% of our annual net sales and a higher percentage of our operating income. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are susceptible to market value fluctuations with regard to our marketable securities. However, due to the relatively short maturity period of those investments and/or our intention and ability to hold those investments until maturity, the risk of material market value fluctuations is not expected to be significant.
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At January 28, 2006, there were no borrowings outstanding under our credit facility and we did not borrow under the
22 / Pacific Sunwear of California, Inc. Annual Report 2005

credit facility at any time during fiscal 2005 or 2004. Based on the interest rate of 5.1% on our credit facility at January 28, 2006, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $3 thousand per year. See “Summary of Significant Accounting Policies” and “Nature of Business.” We are not a party with respect to derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data
Information with respect to this item is set forth in “Index to Financial Statements,” which appears immediately following the “Signature” section of this report.

Item 9.	Changes in, and Disagreements with, Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 28, 2006.
No change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2006.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Pacific Sunwear of California, Inc. Annual Report 2005 / 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pacific Sunwear of California, Inc.
Anaheim, California
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2006 of the Company and our report dated March 24, 2006, expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Costa Mesa, California
March 24, 2006
24 / Pacific Sunwear of California, Inc. Annual Report 2005

Item 9B. Other Information
On January 12, 2006, the Company established criteria for performance-based bonus awards for fiscal 2006 under the Pacific Sunwear of California, Inc. 2005 Performance Incentive Plan (the “2005 Plan”) for the following Named Executive Officers (as identified in the Company’s upcoming proxy statement in connection with the 2006 annual meeting):

Name	Title

Greg H. Weaver	Executive Chairman of the Board (until April 1, 2006)
Seth R. Johnson	Chief Executive Officer
Wendy E. Burden	Chief Operating Officer
Gerald M. Chaney	Senior Vice President, Chief Financial Officer
Thomas Kennedy	Division President, PacSun
Lou Ann Bett	Division President, d.e.m.o.
The bonus targets are 100% to 200% of base salary for the Chief Executive Officer and the Executive Chairman, and 25% to 100% of base salary for each of the other Named Executive Officers. The amount of the bonus payable to each of the Named Executive Officers other than the Division Presidents is based solely on the Company’s level of net income for fiscal 2006. Bonuses for the Division Presidents will be based on a combination of achievement of net income goals and individual performance.
In addition, the Company established a cash bonus plan for other officers and certain other employees. In each case, all or part of the bonus awards payable are based on the achievement of net income goals for the Company.
The Compensation Committee established the performance goals for each of the Named Executive Officers, and recommended to the Board of Directors for its approval the performance goals for other officers and employees. This committee also established the formulae for purposes of determining the actual award (if any) payable to such officers and employees assuming the performance goals are achieved.
The bonus awards were granted subject to individual bonus award agreements, a form of which is filed as Exhibit 10.13 to this Form 10-K and incorporated herein by reference.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
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
Pacific Sunwear of California, Inc. Annual Report 2005 / 25

Item 14.	Principal Accountant Fees and Services
Information with respect to this item is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See “Index to Exhibits” at end of consolidated financial statements.
26 / Pacific Sunwear of California, Inc. Annual Report 2005

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on March 29, 2006, on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

By:	/s/ Seth R. Johnson

Seth R. Johnson
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seth R. Johnson Seth R. Johnson	Director and Chief Executive Officer (Principal Executive Officer)	March 29, 2006

/s/ Greg H. Weaver Greg H. Weaver	Executive Chairman of the Board	March 29, 2006

/s/ Gerald M. Chaney Gerald M. Chaney	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2006

/s/ Julius Jensen III Julius Jensen III	Non-Employee Director	March 29, 2006

/s/ Pearson C. Cummin III Pearson C. Cummin III	Non-Employee Director	March 29, 2006

/s/ Sally Frame Kasaks Sally Frame Kasaks	Non-Employee Director	March 29, 2006

/s/ Peter Starrett Peter Starrett	Non-Employee Director	March 29, 2006

/s/ Thomas M. Murnane Thomas M. Murnane	Non-Employee Director	March 29, 2006

/s/ Michael Goldstein Michael Goldstein	Non-Employee Director	March 29, 2006

/s/ Michael Weiss Michael Weiss	Non-Employee Director	March 29, 2006
Pacific Sunwear of California, Inc. Annual Report 2005 / 27

PACIFIC SUNWEAR OF CALIFORNIA, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL Years Ended:
JANUARY 28, 2006 (“Fiscal 2005”)
JANUARY 29, 2005 (“Fiscal 2004”)
JANUARY 31, 2004 (“Fiscal 2003”)
Pacific Sunwear of California, Inc. Annual Report 2005 / F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pacific Sunwear of California, Inc.
Anaheim, California
We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Sunwear of California, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 24, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Costa Mesa, California
March 24, 2006
F-2 / Pacific Sunwear of California, Inc. Annual Report 2005

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED BALANCE SHEETS

	January 28,	January 29,
(In thousands, except share amounts)	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,185	$64,308
Marketable securities	74,911	79,223
Merchandise inventories	215,140	175,081
Other current assets	41,485	34,206

TOTAL CURRENT ASSETS	426,721	352,818
PROPERTY AND EQUIPMENT, NET	355,822	304,222
OTHER ASSETS	25,018	20,738

TOTAL ASSETS	$807,561	$677,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,550	$38,753
Other current liabilities	74,921	56,557

TOTAL CURRENT LIABILITIES	122,471	95,310
LONG-TERM LIABILITIES:
Deferred lease incentives	81,440	67,683
Deferred rent	28,748	26,826
Deferred income taxes	12,584	16,132
Other long-term liabilities	15,528	13,793

TOTAL LONG-TERM LIABILITIES	138,300	124,434
Commitments and contingencies (Note 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 73,751,249 and 74,916,773 shares issued and outstanding, respectively	737	749
Additional paid-in capital	23,866	61,310
Retained earnings	522,187	395,975

TOTAL SHAREHOLDERS’ EQUITY	546,790	458,034

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$807,561	$677,778

See notes to consolidated financial statements
Pacific Sunwear of California, Inc. Annual Report 2005 / F-3

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)	January 28,	January 29,	January 31,
FISCAL YEAR ENDED	2006	2005	2004

Net sales	$1,391,473	$1,229,762	$1,041,456
Cost of goods sold, including buying, distribution and occupancy costs	884,982	781,828	668,807

Gross margin	506,491	447,934	372,649
Selling, general and administrative expenses	309,218	277,921	244,422

Operating income	197,273	170,013	128,227
Interest income, net	5,673	1,889	732

Income before income tax expense	202,946	171,902	128,959
Income tax expense	76,734	64,998	48,759

Net income	$126,212	$106,904	$80,200

Comprehensive income	$126,212	$106,904	$80,200

Net income per share, basic	$1.69	$1.41	$1.05

Net income per share, diluted	$1.67	$1.38	$1.02

Weighted average shares outstanding, basic	74,758,874	75,825,897	76,595,758
Weighted average shares outstanding, diluted	75,713,793	77,464,115	78,849,651
See notes to consolidated financial statements
F-4 / Pacific Sunwear of California, Inc. Annual Report 2005

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common		Additional
	Stock	Common	Paid-In	Retained
(In thousands, except share amounts)	Shares	Stock	Capital	Earnings	Total

BALANCE, February 1, 2003	74,233,146	$742	$92,761	$208,871	$302,374
Exercise of stock options and shares issued under employee stock purchase plan	4,119,753	42	30,339	—	30,381
Cancellation of fractional shares due to 3-for-2 stock split	(1,597)	—	(33)	—	(33)
Tax benefits related to exercise of stock options	—	—	15,810	—	15,810
Net income	—	—	—	80,200	80,200

BALANCE, January 31, 2004	78,351,302	784	138,877	289,071	428,732
Exercise of stock options and shares issued under employee stock purchase plan	1,829,671	18	18,176	—	18,194
Repurchase and retirement of common stock	(5,264,200)	(53)	(109,449)	—	(109,502)
Restricted stock award, vesting of shares	—	—	5,471	—	5,471
Tax benefits related to exercise of stock options	—	—	8,235	—	8,235
Net income	—	—	—	106,904	106,904

BALANCE, January 29, 2005	74,916,773	749	61,310	395,975	458,034
Exercise of stock options and shares issued under employee stock purchase plan	1,642,776	16	18,651	—	18,667
Repurchase and retirement of common stock	(2,808,300)	(28)	(65,615)	—	(65,643)
Restricted stock award, vesting of shares	—	—	1,142	—	1,142
Tax benefits related to exercise of stock options	—	—	8,378	—	8,378
Net income	—	—	—	126,212	126,212

BALANCE, January 28, 2006	73,751,249	$737	$23,866	$522,187	$546,790

See notes to consolidated financial statements
Pacific Sunwear of California, Inc. Annual Report 2005 / F-5

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	January 28,	January 29,	January 31,
FISCAL YEAR ENDED	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126,212	$106,904	$80,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,161	51,685	45,149
Loss on disposal of equipment	300	3,692	2,753
Tax benefits related to exercise of stock options	8,378	8,235	15,810
Change in operating assets and liabilities:
Merchandise inventories	(40,380)	(27,330)	(24,318)
Other current assets	(6,608)	(4,295)	(7,149)
Other assets	(4,280)	(2,657)	(2,484)
Accounts payable	8,797	85	10,212
Other current liabilities	18,138	(9,877)	24,332
Deferred lease incentives	13,376	10,687	4,273
Deferred rent	(1,377)	(1,199)	(112)
Other long-term liabilities	(1,452)	7,082	12,338

Net cash provided by operating activities	184,265	143,012	161,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(109,174)	(81,992)	(49,568)
Purchases of available-for-sale short-term investments	(792,550)	(1,159,375)	(436,875)
Maturities of available-for-sale short-term investments	774,700	1,150,125	403,675
Purchases of held-to-maturity short-term investments	(20,988)	(40,695)	(33,035)
Maturities of held-to-maturity short-term investments	43,150	36,957	—

Net cash used in investing activities	(104,862)	(94,980)	(115,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(65,643)	(109,502)	—
Proceeds from exercise of stock options	18,667	18,194	30,381
Principal payments under capital lease and long-term debt obligations	(1,550)	(2,056)	(2,347)
Cash paid in lieu of fractional shares due to 3-for-2 stock split	—	—	(33)

Net cash (used in)/provided by financing activities	(48,526)	(93,364)	28,001

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	30,877	(45,332)	73,202
CASH AND CASH EQUIVALENTS, beginning of fiscal year	64,308	109,640	36,438

CASH AND CASH EQUIVALENTS, end of fiscal year	$95,185	$64,308	$109,640

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$47	$142	$226
Cash paid for income taxes	$63,313	$59,081	$20,670
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase to additional paid-in capital related to the issuance of stock to satisfy certain deferred compensation liabilities	$1,142	$5,471	$—
Increase in accrued property and equipment	$5,856	$4,084	$5,440
Purchases of property pursuant to capital lease obligations	$—	$654	$—
See notes to consolidated financial statements
F-6 / Pacific Sunwear of California, Inc. Annual Report 2005

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended January 28, 2006, January 29, 2005, and January 31, 2004
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)

1.	Nature of Business and Summary of Significant Accounting Policies
Nature of Business – Pacific Sunwear of California, Inc. and its subsidiaries (the “Company”) is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores, under the names “Pacific Sunwear” (as well as “PacSun”), “Pacific Sunwear (PacSun) Outlet” and “d.e.m.o.” Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teens and young adults. d.e.m.o. specializes in fashion-focused street wear, including casual apparel, footwear and related accessories catering to teens and young adults. In addition, the Company operates two websites (www.pacsun.com and www.demostores.com) which sell PacSun and d.e.m.o. merchandise online, respectively, provide content and community for its target customers, and provide information about the Company.
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date

2006	February 3, 2007
2005	January 28, 2006
2004	January 29, 2005
2003	January 31, 2004
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
Fair Value of Financial Instruments – Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined by SFAS 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At January 28, 2006, management believes that the carrying amounts of cash, short-term investments, receivables and payables approximate fair value because of the short maturity of these financial instruments.
Cash and Cash Equivalents – The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of investment-grade asset-backed debt obligations, commercial paper and money market funds.
Marketable Securities – At January 28, 2006, marketable securities consisted of auction rate securities of $60 million, classified as available for sale, and other short-term investments of $15 million, classified as held-to-maturity.
Pacific Sunwear of California, Inc. Annual Report 2005 / F-7

Auction rate securities have long-term stated contractual maturities, but have variable interest rates that reset at each auction period (typically 7 to 28 days). These securities trade in a broad, highly liquid market and the Company has never had difficulty liquidating part or all of its investment at the end of a given auction period. The Company typically reinvests these securities multiple times during each reporting period at each new auction date. As a result of the resetting variable rates, the Company had no cumulative gross unrealized or realized gains or losses from these investments. All income from these investments was recorded as interest income for each period presented.
Marketable securities, other than auction rate securities, are classified as held-to-maturity and consist of marketable corporate and U.S. agency debt instruments with original maturities of three months to one year and are carried at amortized cost, less other than temporary impairments in value. At January 28, 2006, the fair value of the Company’s held-to-maturity portfolio was $15 million, consisting of corporate debentures of $11 million and U.S. agency debentures of $4 million. Cost is determined by specific identification, which approximates fair value at January 28, 2006 due to the relatively short maturity period of such investments.
Merchandise Inventories – Merchandise inventories are stated at the lower of cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any given time, inventories include items that have been marked down to management’s best estimate of their fair market value. Management bases the decision to mark down merchandise primarily upon the current rate of sale and age of a specific item, among other factors.
Property and Equipment – All property and equipment are stated at cost. Depreciation is recognized on a straight-line basis over the following estimated useful lives:

Property Category	Depreciation Term

Buildings	39 years
Building improvements	Lesser of remaining estimated useful life of the building or estimated useful life of the improvement
Leasehold improvements	Lesser of remaining lease term (at inception, generally 10 years) or estimated useful life of the improvement
Furniture, fixtures and equipment	Generally 5 years (ranging from 3 to 15 years), depending on the nature of the asset
Goodwill and Other Intangible Assets – The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, “Goodwill and Intangible Assets.” The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future. At January 28, 2006, goodwill of $6.5 million was included in other assets. No impairment losses have been required to be recognized related to goodwill in fiscal 2005, 2004 or 2003.
Other Long-Lived Assets – The Company accounts for other long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS 144, long-lived assets, including amortizing intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. There were no material impairments recognized in fiscal 2005, 2004 or 2003.
Insurance Reserves – The Company uses a combination of third-party insurance and self-insurance for workers’ compensation, employee medical and general liability insurance. For each type of insurance, the Company has defined stop-loss or deductible provisions that limit the Company’s maximum exposure to claims. The Company maintains reserves for estimated claims associated with these programs, both reported and incurred but not reported, based on historical claims experience and other estimated assumptions.
F-8 / Pacific Sunwear of California, Inc. Annual Report 2005

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
Litigation – The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not likely have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for probable litigation losses. At January 28, 2006, litigation reserves were not material to the consolidated financial statements taken as a whole (see Note 7).
Deferred Lease Incentives – The Company accounts for landlord allowances in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all incentives received from landlords to fund tenant improvements are recorded as deferred liabilities and then amortized over the related store’s lease term.
Revenue Recognition – Sales are recognized upon purchase by customers at the Company’s retail store locations or upon delivery to and acceptance by the customer for orders placed through the Company’s website. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for each of the three fiscal years in the period ended January 28, 2006 is as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Beginning balance	$763	$581	$460
Provisions	26,980	23,812	20,629
Usage	(26,868)	(23,630)	(20,508)

Ending balance	$875	$763	$581

E-commerce Shipping and Handling Revenues and Expenses – The Company accounts for shipping and handling revenues and expenses in accordance with Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” All shipping and handling revenues and expenses relate to sales activity generated from the Company’s websites. Amounts charged to the Company’s internet customers for shipping and handling revenues are included in net sales. Amounts paid by the Company for internet shipping and handling expenses are included in cost of goods sold and encompass payments to third party shippers and costs to store, move and prepare merchandise for shipment.
Customer Loyalty Programs – The Company accounts for its customer loyalty programs in accordance with Emerging Issues Task Force Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Generally, these programs offer customers dollar-for-dollar discounts on future merchandise purchases within stated redemption periods if they purchase specified levels of merchandise in a current transaction. The impact of these programs is recognized ratably as a direct reduction in net sales over the series of transactions required to both earn and redeem the customer discounts. Redemptions generally occur within 30 days of original issuance.
Pacific Sunwear of California, Inc. Annual Report 2005 / F-9

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
Straight-Line Rent – The Company accounts for rent expense in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under the Company’s store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and excluding any lease renewal options. The Company capitalizes rent expense attributable to the build-out period of its stores as a component cost of construction and amortizes this amount over the life of the related store’s lease term once construction has completed, generally upon the commencement of store operations. The Company will begin expensing rent during store construction periods during fiscal 2006 (see “New Accounting Pronouncements” within this Note 1).
Selling, General and Administrative Expenses – Selling, general and administrative expenses include payroll, depreciation and amortization, advertising, credit authorization charges, expenses associated with the counting of physical inventories, and all other general and administrative expenses not directly related to merchandise or operating the Company’s stores.
Advertising Costs – Costs associated with the production or placement of advertising, such as photography, design, creative talent, editing, magazine insertion fees and other costs associated with such advertising, are expensed the first time the advertising appears publicly. Advertising costs were $15 million, $11 million, and $10 million in fiscal 2005, 2004, and 2003, respectively.
Stock-Based Compensation – The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation expense has been recognized related to employee stock options for the periods presented. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company will expense stock options in accordance with SFAS 123(R) beginning January 29, 2006 (see “New Accounting Pronouncements” within this Note 1). The Company has provided the pro-forma disclosures required by SFAS 123 and SFAS 148 for each of the most recent three fiscal years below.

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Net income, as reported	$126,212	$106,904	$80,200
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,141)	(6,330)	(5,785)

Pro forma net income	$119,071	$100,574	$74,415

Earnings Per Share
Basic, as reported	$1.69	$1.41	$1.05
Basic, pro forma	$1.59	$1.32	$0.98
Diluted, as reported	$1.67	$1.38	$1.02
Diluted, pro forma	$1.58	$1.30	$0.96
F-10 / Pacific Sunwear of California, Inc. Annual Report 2005

Pro-forma net income and earnings per share related to the fair value of the Company’s stock option awards were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

FISCAL YEAR	2005	2004	2003

Expected Option Life	5 years	5 years	5 years
Stock Volatility	36.9% – 56.7%	37.0% – 37.9%	37.1% – 53.7%
Risk-free Interest Rates	3.9% – 4.5%	3.3% – 3.7%	2.9% – 3.3%
Expected Dividends	None	None	None
Earnings per Share – The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings Per Share.” Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For purposes of calculating diluted earnings per share, incremental shares included in, and anti-dilutive options excluded from, the calculations for each of fiscal 2005, 2004 and 2003 were as follows:

FISCAL YEAR	2005	2004	2003

Incremental shares	954,919	1,638,218	2,253,893
Anti-dilutive options	1,692,613	998,985	31,996
Anti-dilutive options are excluded from the computation of diluted earnings per share because the option exercise price is greater than the market price of the Company’s common stock.
Comprehensive Income – The Company reports comprehensive income in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 established standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss), foreign currency translation adjustments and gains/losses associated with investments available for sale. There was no difference between net income and comprehensive income for any of the periods presented.
Vendor and Merchandise Concentrations – During fiscal 2005 and fiscal 2004, Quiksilver (which incorporates the Quiksilver, Roxy, and DC Shoes brands) accounted for 10.4% and 10.9% of total net sales, respectively, and Billabong (which incorporates both Billabong and Element brands) accounted for 10.3% and 9.4% of total net sales, respectively. No other individual branded vendor accounted for more than 6% of total net sales during fiscal 2005. The Company’s merchandise assortment as a percentage of net sales for each of fiscal 2005, 2004 and 2003 was as follows:

Merchandise Category	Fiscal 2005	Fiscal 2004	Fiscal 2003

Guys apparel	36%	37%	38%
Girls apparel	31%	30%	31%
Accessories	19%	19%	19%
Footwear	14%	14%	12%

Total	100%	100%	100%

Segment Reporting – The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories, footwear and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. The Company has identified four operating segments (PacSun stores, PacSun Outlet stores, d.e.m.o. stores, and e-commerce) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The four operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the four operating segments.
Pacific Sunwear of California, Inc. Annual Report 2005 / F-11

Net Sales by Concept:

Fiscal Year	PacSun	%	d.e.m.o.	%	Total	%

2005	$1,205,937	87%	$185,536	13%	$1,391,473	100%
2004	$1,080,653	88%	$149,109	12%	$1,229,762	100%
2003	$931,117	89%	$110,339	11%	$1,041,456	100%
In the table above, PacSun includes net sales generated from PacSun stores, PacSun Outlet stores and net sales of PacSun merchandise through the Company’s website, www.pacsun.com. d.e.m.o. includes net sales generated from d.e.m.o. stores and net sales of d.e.m.o. merchandise through the Company’s website, www.demostores.com (d.e.m.o. internet sales began in fiscal 2005).
New Accounting Pronouncements – In October 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retrospective application is permitted but not required. Based on current operating lease rates, the Company estimates that the adoption of FSP 13-1 will increase occupancy expenses by approximately $4 million in fiscal 2006.
In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, and that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not currently believe that the adoption of SFAS 154 will have a significant impact on its financial position or results of operations.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments over the requisite service period. The standard is effective for the Company at the beginning of its next fiscal year, which starts on January 29, 2006. The Company’s net income will be reduced as a result of the recognition of the remaining amortization of the fair value of existing options (similar amounts disclosed as pro-forma expense above in this Note 1) as well as the recognition of the fair value of all newly issued stock options, which is contingent upon the number of future options granted and other variables.

2.	Other Current Assets
As of the dates presented, other current assets consisted of the following:

	January 28,	January 29,
	2006	2005

Prepaid expenses	$22,360	$19,943
Non-trade accounts receivable	12,679	8,129
Deferred income taxes	6,446	6,134

Total other current assets	$41,485	$34,206

F-12 / Pacific Sunwear of California, Inc. Annual Report 2005

3. Property and Equipment, Net
As of the dates presented, property and equipment consisted of the following categories:

	January 28,	January 29,
	2006	2005

Leasehold improvements	$307,875	$258,739
Furniture, fixtures and equipment	256,189	206,143
Buildings and building improvements	26,742	26,707
Land	12,156	12,156

Total gross property and equipment	602,962	503,745
Less accumulated depreciation	(247,140)	(199,523)

Property and equipment, net	$355,822	$304,222

4.	New Credit Facility
During fiscal 2005, the Company entered into a new unsecured $200 million credit agreement with a syndicate of lenders (the “New Credit Facility”) which expires September 14, 2010. The New Credit Facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at the Company’s option under certain circumstances. The New Credit Facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the New Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 5.1% at January 28, 2006) or at optional interest rates that are primarily dependent upon LIBOR for the time period chosen. The Company had no direct borrowings outstanding under the New Credit Facility at January 28, 2006. The New Credit Facility requires the Company to maintain certain financial covenants. The Company was in compliance with all such covenants as of January 28, 2006. The Company capitalized approximately $0.4 million in fees associated with the execution of the New Credit Facility. These fees are being amortized to expense over the life of the New Credit Facility.
The New Credit Facility replaced the Company’s previously existing $50 million credit facility, originally scheduled to expire on April 1, 2007, which was terminated concurrently with the execution of the New Credit Facility. Fees associated with the Company’s former credit facility were not material and did not result in a significant write-off for the Company.

5.	Other Current Liabilities
As of the dates presented, other current liabilities consisted of the following:

	January 28,	January 29,
	2006	2005

Income taxes payable	$14,896	$5,993
Accrued gift cards	12,620	10,386
Accrued compensation and benefits	12,250	13,284
Accrued capital expenditures	8,779	6,223
Sales taxes payable	7,895	6,647
Other current liabilities	18,481	14,024

	$74,921	$56,557

Pacific Sunwear of California, Inc. Annual Report 2005 / F-13

6.	Income Taxes
The components of income tax expense for the periods presented were as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Current income taxes:
Federal	$72,602	$51,252	$38,129
State	7,992	7,038	5,369

	80,594	58,290	43,498
Deferred income taxes:
Federal	(4,117)	6,486	5,315
State	257	222	(54)

	(3,860)	6,708	5,261

Total income tax expense	$76,734	$64,998	$48,759

A reconciliation of income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to income before income taxes for the periods presented was as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Provision for income taxes at statutory rate	$71,031	$60,166	$45,136
State income taxes, net of federal income tax benefit	5,362	4,719	3,455
Other	341	113	168

Total income tax expense	$76,734	$64,998	$48,759

The major components of the Company’s overall net deferred tax liability of $6 million and $10 million at January 28, 2006 and January 29, 2005, respectively, were as follows:

	January 28,	January 29,
	2006	2005

Current net deferred tax asset	$6,446	$6,134
Long-term net deferred tax liability	(12,584)	(16,132)

Overall net deferred tax liability	$(6,138)	$(9,998)

Components:
Depreciation and amortization	$(55,709)	$(53,032)
Deferred lease incentives	31,808	26,543
State income taxes	1,416	1,176
Inventory cost capitalization	2,975	2,431
Sublease loss reserves	592	957
Deferred rent	5,407	4,986
Deferred compensation	5,664	5,571
Other	1,709	1,370

	$(6,138)	$(9,998)

7.	Commitments and Contingencies
Operating Leases – The Company leases its retail stores and certain equipment under operating lease agreements expiring at various dates through January 2018. Substantially all of the Company’s retail store leases require the Company to pay common area maintenance charges, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically ten years, many of which contain renewal options exercisable at the Company’s discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation
F-14 / Pacific Sunwear of California, Inc. Annual Report 2005

under a lease if specified sales levels are not achieved by a specified date. None of the Company’s retail store leases contain purchase options.
As of January 28, 2006, minimum future rental commitments under non-cancelable operating leases were as follows:

Fiscal year ending:

February 3, 2007	$100,268
February 2, 2008	99,925
January 31, 2009	95,925
January 30, 2010	91,584
January 29, 2011	82,598
Thereafter	209,099

Total future operating lease commitments	$679,399

The rental commitments table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under the Company’s store operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Store rental expenses, including CAM, were $161 million, $138 million, and $120 million, of which $7 million, $7 million, and $5 million was paid as percentage rent based on sales volume for fiscal 2005, 2004 and 2003, respectively. The Company expects total CAM expenses to continue to increase as the number of stores increases from year to year.
Capital Leases – The Company acquires computer equipment from time to time pursuant to capital lease obligations. At January 28, 2006, capital leases contained interest rates ranging from 4% to 7%, required monthly principal and interest payments of $0.1 million, and expired at various dates through November 2007. The net book value of capital lease assets was $1.5 million and $3 million, respectively, at January 28, 2006 and January 29, 2005. Future commitments under capital lease obligations at January 28, 2006 were as follows:

Fiscal year ending:

February 3, 2007	$374
February 2, 2008	58
Total payments, including interest	432
Less interest portion	(43)

Total principal payments remaining at January 28, 2006	$389

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
Indemnities, Commitments, and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as disclosed below in this Note 7.
Letters of Credit – The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $33 million outstanding at January 28, 2006, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
Pacific Sunwear of California, Inc. Annual Report 2005 / F-15

Accrued Sublease Loss Charges – The Company remains liable under an operating lease covering a former store location. The term of the lease ends December 31, 2012. The Company has subleased this location to third parties at rates that are less than the Company’s required lease payments. Accordingly, the Company had approximately $1.1 million accrued to recognize its net remaining contractual lease obligation related to these premises at January 28, 2006. To the extent any sublessee defaults upon its sublease obligations, the Company may incur additional charges related to this lease in the future. The Company’s remaining contractual obligation under the original lease, exclusive of any sublease income, was approximately $5.6 million at January 28, 2006.
Lease Guarantee – The Company remains secondarily liable under a guarantee issued related to the assignment of an operating lease covering another former store location. The term of the lease ends December 31, 2014. The Company had approximately $0.4 million accrued to recognize the remaining estimated fair value of this guarantee, assuming that another assignee would be found within one year should the original assignee default. The aggregate payments remaining on the master lease agreement at January 28, 2006, were approximately $4.9 million.

8.	Common Stock
Common Stock Repurchase and Retirement – At the beginning of fiscal 2005, the maximum value of Company shares that could yet be repurchased under previously authorized and publicly announced share repurchase plans was approximately $15.5 million. On May 12, 2005, the Company announced that its Board of Directors had authorized the Company to repurchase up to an additional $100 million of the Company’s common stock in open market transactions. There is no expiration date specified for this plan. During fiscal 2005 and through the date of this filing, the Company made the following repurchases of shares subject to this plan:

					Maximum
			# of Shares		Value of
			Purchased		Shares that
		Average	as Part of		May Yet be
		Price	Publicly	Value of	Purchased
	# of Shares	Paid Per	Announced	Shares	Under the
Period	Purchased	Share	Plan	Purchased	Plan

					$115,499
May 2005	490,000	$21.26	490,000	$10,415	$105,084
July 2005	417,500	$22.90	417,500	$9,563	$95,521
August 2005	528,100	$23.28	528,100	$12,296	$83,225
September 2005	250,000	$22.77	250,000	$5,692	$77,533
October 2005	250,000	$23.09	250,000	$5,773	$71,760
November 2005	272,700	$26.69	272,700	$7,279	$64,481
December 2005	300,000	$25.23	300,000	$7,468	$57,013
January 2006	300,000	$23.86	300,000	$7,157	$49,856
March 2006	1,100,000	$22.33	1,100,000	$24,563	$25,293

Total	3,908,300	$23.08	3,908,300	$90,206
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
F-16 / Pacific Sunwear of California, Inc. Annual Report 2005

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
At January 28, 2006, outstanding incentive and nonqualified options had exercise prices ranging from $2.55 to $28.90 per share, with an average exercise price of $19.18 per share, and generally begin vesting one year after the grant date. Options generally vest over three or four years. The options generally expire seven or ten years from the date of grant or three months after employment or services are terminated.
At January 28, 2006, incentive and nonqualified options to purchase 4,245,893 shares were outstanding and 6,105,123 shares were available for future grant under the Company’s stock option plans. During fiscal 2005, 2004 and 2003, the Company recognized tax benefits of $8 million, $8 million, and $16 million, respectively, resulting from the exercise of certain nonqualified stock options.
Stock option (incentive and nonqualified) activity for each of the fiscal years in the three-year period ended January 28, 2006, was as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Beginning options outstanding	4,891,847	5,474,092	8,691,197
Options granted	1,568,425	1,613,700	1,101,351
Options canceled	(626,948)	(425,290)	(253,916)
Options exercised	(1,587,431)	(1,770,655)	(4,064,540)

Ending options outstanding	4,245,893	4,891,847	5,474,092

Ending options exercisable	1,949,545	2,040,723	2,272,058

Beginning weighted average exercise price	$14.68	$10.47	$8.56
Options granted	25.98	23.69	13.92
Options canceled	21.58	15.51	10.65
Options exercised	11.05	9.69	7.31
Ending weighted average exercise price	$19.18	$14.68	$10.47
Ending weighted average exercise price of exercisable options	$14.45	$10.40	$9.68
Weighted average fair value of options granted during the fiscal year	$14.38	$9.26	$5.27
Additional information regarding options outstanding as of January 28, 2006, is as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	as of Jan. 28,	Remaining	Average	as of Jan. 28,	Average
Range of Exercise Prices	2006	Contractual Life	Exercise Price	2006	Exercise Price

$ 2.55 – $ 9.49	657,605	4.42	$8.35	627,459	$8.33
9.51 – 12.50	713,571	5.85	11.78	493,732	11.56
12.67 – 21.30	558,951	6.90	16.93	340,795	15.93
21.32 – 23.60	620,341	8.03	22.62	126,692	22.77
23.68 – 24.61	115,400	7.28	24.19	14,915	24.05
24.75 – 24.75	609,650	8.08	24.75	340,347	24.75
24.76 – 27.08	663,375	6.24	26.76	5,605	25.21
27.28 – 28.90	307,000	6.31	27.41	0	N/A

$ 2.55 – $28.90	4,245,893	6.54	$19.18	1,949,545	$14.45

During 1999 and 2000, the Company granted restricted stock awards for an aggregate total of 281,250 shares with a purchase price of $0.01 per share to its then Chief Executive Officer (“CEO”). The awards vested 25% per year, if, in each instance, certain cumulative annual earnings per share growth targets had been satisfied. During each of fiscal
Pacific Sunwear of California, Inc. Annual Report 2005 / F-17

2005 and fiscal 2004, the Company’s Board of Directors verified that the scheduled cumulative annual earnings per share growth targets for these awards had been met. Accordingly, the CEO became vested in and received 42,187 shares and 239,063 shares during fiscal 2005 and 2004, respectively, and, as a result, the Company reclassified previously recognized accrued compensation of $1.1 million and $5.5 million from accrued liabilities to additional paid-in capital. As of January 28, 2006, the Company has no further obligations remaining related to these awards.
The Company accounts for its stock-based awards issued to employees using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, other than as described above. Beginning with fiscal 2006, the Company will begin expensing stock options in accordance with SFAS 123(R) (see “New Accounting Pronouncements” in Note 1).
The Company maintains an Employee Stock Purchase Plan (the “ESPP”), which provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each six-month purchasing period, whichever is lower. The ESPP covers substantially all employees, except officers, who have three months of service with the Company. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company has not recognized compensation expense related to the ESPP. In fiscal 2005 and 2004, 55,345 and 59,016 shares were issued at an average price of $20.41 and $17.52, respectively, under the ESPP. Beginning with fiscal 2006, the Company will begin recognizing compensation expense for the employee discount provision of the Company’s ESPP in accordance with SFAS 123(R) (see “New Accounting Pronouncements” in Note 1).
The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. The Company had $18 million and $14 million recorded in other assets at January 28, 2006 and January 29, 2005, respectively, representing investments held by the Company to cover the vested participant balances in the Executive Plan. These deferred compensation asset investments are classified as trading securities and are stated at fair market value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Fair market value is determined by the most recent publicly quoted market price of the securities at the balance sheet date. Vested participant balances are included in other long-term liabilities and were $15 million and $13 million as of January 28, 2006 and January 29, 2005, respectively. The Company made contributions to the Executive Plan of $0.3 million in each of fiscal 2005, 2004 and 2003.
The Company also maintains an Employee Savings Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering substantially all employees who have reached age 21 and have one year of service with the Company. The 401(k) Plan is funded by employee contributions and periodic Company discretionary contributions, which are subject to approval by the Company’s Board of Directors. The Company made contributions to the 401(k) Plan, net of forfeitures, of $0.7 million for fiscal 2005 and $0.5 million for each of fiscal 2004 and 2003.
F-18 / Pacific Sunwear of California, Inc. Annual Report 2005

10.	Quarterly Financial Data (Unaudited)
Summarized quarterly financial results for fiscal 2005 and 2004 are as follows:

FISCAL YEAR ENDED JANUARY 28, 2006:	First	Second	Third	Fourth
(In thousands, except share and per share amounts)	Quarter	Quarter	Quarter	Quarter

Net sales	$279,985	$309,064	$377,491	$424,944
Gross margin	97,350	110,357	144,439	154,346
Operating income	27,227	32,765	63,534	73,747
Net income	17,607	21,112	40,484	47,009
Net income per share, basic	$0.23	$0.28	$0.54	$0.63
Net income per share, diluted	$0.23	$0.28	$0.54	$0.63
Wtd. avg. shares outstanding, basic (Note 1)	75,292,587	75,125,782	74,531,489	74,085,637
Wtd. avg. shares outstanding, diluted (Note 1)	76,579,259	76,118,501	75,337,910	74,846,162
FISCAL YEAR ENDED JANUARY 29, 2005:
Net sales	$245,501	$272,164	$332,422	$379,675
Gross margin	86,205	94,639	124,534	142,556
Operating income	23,613	27,774	53,850	64,775
Net income	14,969	17,467	33,739	40,728
Net income per share, basic	$0.19	$0.23	$0.45	$0.55
Net income per share, diluted	$0.19	$0.22	$0.44	$0.54
Wtd. avg. shares outstanding, basic (Note 1)	78,157,771	76,322,161	74,415,403	74,408,255
Wtd. avg. shares outstanding, diluted (Note 1)	80,146,144	77,911,595	75,919,451	75,856,319
Earnings per basic and diluted share are computed independently for each of the quarters presented based on diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year. Additionally, the sum of the four quarterly amounts for any line item may not agree to the fiscal year total in the consolidated financial statements due to rounding.
Pacific Sunwear of California, Inc. Annual Report 2005 / F-19

INDEX TO EXHIBITS

Exhibit #	Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of the Company(8)
3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company(3)
3.3	Third Amended and Restated Bylaws of the Company, as amended(17)
4.1	Specimen stock certificate(1)
10.1	Form of Indemnity Agreement between the Company and each of its executive officers and directors(1)*
10.2	Amended and Restated 1992 Stock Award Plan dated June 8, 1999 (the “Award Plan”)(6)*
10.3	Amended and Restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan dated March 24, 2004(7)*
10.4	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan and Trust Agreement(2)*
10.5	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004(11) *
10.6	Restricted Stock Award Agreement dated September 17, 1999, by and between the Company and Greg H. Weaver(5)*
10.7	Restricted Stock Award Agreement dated January 3, 2001, by and between the Company and Greg H. Weaver(6)*
10.8	Amended and Restated Employment Agreement dated February 5, 2001 between the Company and Greg H. Weaver(12)*
10.9	Amendment No. 1 dated December 13, 2004, to the Amended and Restated Employment Agreement between the Company and Greg H. Weaver(12)*
10.10	Amendment No. 2 dated October 25, 2005, to the Amended and Restated Employment Agreement between the Company and Greg H. Weaver(21)*
10.11	Employment Agreement dated October 11, 2004, between the Company and Seth R. Johnson(9)*
10.12	Severance Agreement dated November 22, 2004, between the Company and Gerald M. Chaney(10)*
10.13	Form of Performance-Based Bonus Award Agreement(11)*
10.14	Description of fiscal 2005 cash bonus agreements(13)*
10.15	Employment Agreement dated April 1, 2005 between the Company and Thomas M. Kennedy(14)*
10.16	Severance Agreement dated February 15, 2005, between the Company and Lou Ann Bett(15)*
10.17	Pacific Sunwear of California, Inc. 2005 Performance Incentive Plan(16)*
10.18	Offer of Employment dated October 3, 2005 between the Company and Wendy E. Burden(19)*
10.19	Summary of Board of Directors’ Compensation(20)*
10.20	Rights Agreement, dated as of December 16, 1998, between the Company and U.S. Stock Transfer Corporation(4)
10.21	Amendment No. 1 to Rights Agreement dated June 18, 2004 (8)
10.22	Credit Agreement, dated September 14, 2005, between the Company and the lenders thereto(18)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31	Written statements of Seth R. Johnson and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Written statement of Seth R. Johnson and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Note References
(1) Incorporated by reference from the Company’s Form S-1 Registration Statement (No. 33-57860) as filed with the Securities and Exchange Commission on February 4, 1993.
(2) Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 1995.
(3) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 24, 1998.
(4) Incorporated by reference from the Company’s Form 8-A Registration Statement as filed with the Securities and Exchange Commission on December 24, 1998.
(5) Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 6, 2000.

(6) Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001.
(7) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 21, 2004.
(8) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 31, 2004.
(9) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 13, 2004.
(10) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2004.
(11) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on December 9, 2004.
(12) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 2004.
(13) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 2005.
(14) Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 12, 2005.
(15) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 6, 2005.
(16) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 24, 2005.
(17) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on September 2, 2005.
(18) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 19, 2005.
(19) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005.
(20) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 22, 2005.
(21) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 6, 2005.

*	Management contract or compensatory plan or arrangement.