Form 10-Q
period 2006-04-29
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2006-06-05
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: April 29, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21296
PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

California (State of incorporation)	95-3759463 (I.R.S. Employer Identification No.)
3450 East Miraloma Avenue, Anaheim, CA 92806
(Address of principal executive offices and zip code)
(714) 414-4000
(Registrant’s telephone number)
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
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 31, 2006, the registrant had 72,041,979 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended April 29, 2006

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share amounts)

	April 29, 2006	January 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,867	$95,185
Marketable securities	49,795	74,911
Merchandise inventories	222,204	215,140
Other current assets	41,072	41,485

Total current assets	370,938	426,721

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	636,596	602,962
Less accumulated depreciation and amortization	(259,954)	(247,140)

Total property and equipment, net	376,642	355,822

Other Assets	25,210	25,018

TOTAL ASSETS	$772,790	$807,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,408	$47,550
Other current liabilities	65,770	74,921

Total current liabilities	111,178	122,471

LONG-TERM LIABILITIES:
Deferred lease incentives	82,130	81,440
Deferred rent	29,557	28,748
Deferred income taxes	12,584	12,584
Other long-term liabilities	10,118	15,528

Total long-term liabilities	134,389	138,300

Commitments and contingencies (Note 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 72,386,066 and 73,751,249 shares issued and outstanding, respectively	724	737
Additional paid-in capital	—	23,866
Retained earnings	526,499	522,187

Total shareholders’ equity	527,223	546,790

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$772,790	$807,561

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share and per share amounts)

	First Quarter Ended
	April 29, 2006	April 30, 2005
Net sales	$299,888	$279,985
Cost of goods sold, including buying, distribution and occupancy costs	202,606	182,635

Gross margin	97,282	97,350
Selling, general and administrative expenses	79,939	70,123

Operating income	17,343	27,227
Interest income	1,795	1,086

Income before income tax expense	19,138	28,313
Income tax expense	7,273	10,706

Net income	$11,865	$17,607

Comprehensive income	$11,865	$17,607

Net income per share, basic	$0.16	$0.23

Net income per share, diluted	$0.16	$0.23

Weighted average shares outstanding, basic	73,144,277	75,292,587
Weighted average shares outstanding, diluted	73,711,710	76,579,259
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	First Quarter Ended
	April 29, 2006	April 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,865	$17,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,905	15,001
Tax benefits related to exercise of stock options	1,149	3,754
Stock-based compensation	1,944	—
Loss on disposal of property and equipment	6	—
Change in operating assets and liabilities:
Merchandise inventories	(7,064)	2,953
Other current assets	413	71
Other assets	(192)	(1,279)
Accounts payable	(2,142)	(5,225)
Other current liabilities	(17,244)	(5,303)
Deferred lease incentives	690	4,675
Deferred rent	487	4
Other long-term liabilities	(5,388)	1,380

Net cash provided by operating activities	1,429	33,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,096)	(21,648)
Purchases of available-for-sale marketable securities	(163,150)	(228,775)
Sales of available-for-sale marketable securities	177,750	234,500
Purchases of held-to-maturity marketable securities	—	(21,383)
Maturities of held-to-maturity marketable securities	10,516	13,450

Net cash used in investing activities	(3,980)	(23,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(38,162)	—
Proceeds from exercise of stock options	3,637	6,421
Principal payments under long-term debt and capital lease obligations	(242)	(547)

Net cash (used in) provided by financing activities	(34,767)	5,874

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(37,318)	15,656
CASH AND CASH EQUIVALENTS, beginning of period	95,185	64,308

CASH AND CASH EQUIVALENTS, end of period	$57,867	$79,964

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$18
Cash paid for income taxes	$18,032	$9,300

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase to additional paid-in capital related to the issuance of stock to satisfy certain deferred compensation liabilities	$—	$1,142
Increase in non-cash property and equipment accruals	$8,635	$2,667
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended April 29, 2006
(unaudited, all amounts in thousands except share and per share amounts unless otherwise indicated)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Nature of Business — Pacific Sunwear of California, Inc. and its subsidiaries (collectively, unless the context otherwise requires, the “Company”) is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates four nationwide, primarily mall-based chains of retail stores, under the names “Pacific Sunwear” (as well as “PacSun”), “Pacific Sunwear (PacSun) Outlet,” “d.e.m.o.,” and “One Thousand Steps.” Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teens and young adults. d.e.m.o. specializes in fashion-focused street wear, including casual apparel, footwear and related accessories catering to teens and young adults. One Thousand Steps stores specialize in fashion-forward footwear and accessories catering to young adults. The Company opened its first five One Thousand Steps stores during April 2006 and plans to open four more stores during the second quarter. In addition, the Company operates two e-commerce websites (www.pacsun.com and www.demostores.com) which sell PacSun and d.e.m.o. merchandise online, respectively, provide content and community for its target customers, and provide information about the Company. In addition, the Company operates a One Thousand Steps website (www.onethousandsteps.com) that provides store location and product information.
Basis of Presentation — The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rules 5-02 and 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its subsidiaries (Pacific Sunwear Stores Corp. and Miraloma Corp.). All intercompany transactions have been eliminated in consolidation.
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the first quarter ended April 29, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007 (“fiscal 2006”). For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 28, 2006 (“fiscal 2005”).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Information regarding the Company’s significant accounting policies is contained in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s annual report on Form 10-K for fiscal 2005. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that report.
New Accounting Pronouncements — For a discussion regarding the adoption of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” see “Stock-Based Compensation” below in this Note 2.
In October 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The Company adopted FSP 13-1 at the beginning of fiscal 2006. Based on current operating lease rates, the Company estimates that the adoption of FSP 13-1 will increase occupancy expenses by approximately $4 million in fiscal 2006.
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, and that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. The Company adopted SFAS 154 at the beginning of fiscal 2006. The Company does not expect SFAS 154 to have a significant impact on its financial position or results of operations.
Marketable Securities — At April 29, 2006, marketable securities consisted of auction rate securities of $46 million, classified as available for sale, and corporate debentures of $4 million, classified as held-to-maturity. The fair value of the Company’s held-to-maturity portfolio was also $4 million.
Stock-Based Compensation — On January 29, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) under the modified prospective method. Prior to January 29, 2006, the Company had accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion 25 (“APB 25”) and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” In accordance with APB 25, no compensation expense was required to be recognized for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant.
For the first quarter of fiscal 2006, compensation expense was recognized under the modified prospective method of SFAS 123(R) for all stock-based compensation awards granted prior to, but not yet vested as of January 29, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all stock-based compensation awards granted after January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company’s financial results for prior periods have not been restated.
Consistent with the valuation method used for the disclosure-only provisions of SFAS 123 prior to fiscal 2006, the Company is using the Black-Scholes option-pricing model to estimate the grant date fair value of its recognized stock-based compensation expense for fiscal 2006. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. The Company records stock-based compensation expense using the graded vesting method over the vesting period, which is generally three to four years. The Company’s stock options generally begin vesting one year after the grant date and expire in seven to ten years, or three months after termination of employment with the Company.
For the first quarter of fiscal 2006 and 2005, the fair value of the Company’s stock-based compensation awards, which includes stock options and shares purchased under employee stock purchase plans, was determined using the following weighted average assumptions:

	First Quarter
	2006	2005
Expected Option Life	5 years	5 years
Stock Volatility	46.6% - 48.7%	62.8%
Risk-free Interest Rates	4.6% - 4.9%	3.9%
Expected Dividends	None	None
As a result of adopting SFAS 123(R), the Company’s net income and earnings per share for the first quarter of fiscal 2006 were $1.2 million and $0.02 lower, respectively, than if it had continued to account for stock-based compensation under APB 25 as it did during the first quarter of fiscal 2005. Compensation expense for the first quarter of fiscal 2006 was included in costs of goods sold for the Company’s buying and distribution employees ($0.5 million) and in selling, general and administrative expense for all other employees ($1.4 million). The adoption of SFAS 123(R) had no impact on the Company’s cash flows.
A summary of stock option activity under the Company’s 2005 Performance Incentive Plan for the first quarter of fiscal 2006 is presented below:

			Weighted-
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
		Weighted-Average	Term	Value
Stock Options	Shares (000s)	Exercise Price	(Yrs.)	($000s)
Outstanding at January 29, 2006	4,248	$19.18
Granted	169	22.91
Exercised	(335)	10.86
Forfeited or expired	(367)	21.52

Outstanding at April 29, 2006	3,715	$19.87	6.34	$16,825

Exercisable at April 29, 2006	2,003	$16.75	5.89	$14,594

The weighted-average grant-date fair value of options granted during the first quarter of fiscal 2006 and 2005 was $10.96 and $15.30, respectively. The total intrinsic value of options exercised during the first quarter of fiscal 2006 and 2005 was $3.8 million and $10.1 million, respectively.
A summary of the status of the Company’s non-vested options during the first quarter of fiscal 2006 is presented below:

		Weighted-
		Average Grant-
Non-vested Shares	Shares (000)	Date Fair Value
Non-vested at January 29, 2006	2,298	$12.31
Granted	169	10.96
Vested	(389)	14.35
Forfeited	(367)	10.15

Non-vested at April 29, 2006	1,711	$13.55

As of April 29, 2006, the Company had approximately $16.5 million of compensation cost related to non-vested stock option awards not yet recognized. This compensation expense is expected to be recognized over a weighted average period of approximately 2.6 years. The total fair value of shares vested during the first quarter of fiscal 2006 and 2005 was $5.1 million and $4.5 million, respectively.
A reconciliation of reported net income and earnings per share for the first quarter of fiscal 2005 to that which would have been reported if SFAS 123(R) had been in place for that period is presented below:

First Quarter
Ended
April 29, 2005
Net income, as reported	$17,607
Less stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(1,819)

Pro forma net income	$15,788

Earnings per Share
Basic, as reported	$0.23
Basic, pro forma	$0.21

Diluted, as reported	$0.23
Diluted, pro forma	$0.21
Segment Reporting — The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories, footwear and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. The Company has identified four operating segments (PacSun, PacSun Outlet, d.e.m.o., and One Thousand Steps) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The four operating segments have been aggregated into three reportable segments (PacSun, d.e.m.o. and One Thousand Steps). Information for the first quarter of fiscal 2006 concerning each of the three reportable segments is set forth below:

			One
			Thousand
	PacSun	d.e.m.o.	Steps	Total
Net Sales	$251,614	$48,099	$175	$299,888
Comparable Store Sales %	(2.2)%	1.0%	n/a	(1.8)%
Contribution Margin	$44,899	$4,221	$(347)	$48,773
Number of Stores	917	200	5	1,122
Square Footage (in 000s)	3,437	554	13	4,004
The Company launched operations for One Thousand Steps in April 2006 through the opening of five stores. The Company expects to open four more One Thousand Steps stores during the second quarter of fiscal 2006. The Company expects contribution margins for One Thousand Steps to be negative during the first year of operations due to the significant start-up costs incurred in accomplishing the launch of the initial nine stores.
3. OTHER CURRENT ASSETS
As of the dates presented, other current assets consisted of the following:

	April 29,	January 28,
	2006	2006
Prepaid expenses	$24,464	$22,360
Non-trade accounts receivable	10,162	12,679
Deferred income taxes	6,446	6,446

Total other current assets	$41,072	$41,485

4. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following:

	April 29,	January 28,
	2006	2006
Accrued capital expenditures	$17,093	$8,779
Accrued compensation and benefits	12,726	12,250
Accrued gift cards	9,018	12,620
Sales taxes payable	6,203	7,895
Income taxes payable	2,988	14,896
Other	17,742	18,481

Total other current liabilities	$65,770	$74,921

5. COMMITMENTS AND CONTINGENCIES
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
Letters of Credit — The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $39 million outstanding at April 29, 2006, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
6. COMMON STOCK REPURCHASE AND RETIREMENT
The Company entered fiscal 2006 with approximately $50 million remaining to be spent under its stock repurchase plan, which was originally approved by its Board of Directors and announced in January 2004. Over time, the Company’s Board of Directors has continued to authorize additional stock repurchases, including an additional $100 million authorized in May 2006. The repurchase authorizations do not expire until all authorized funds have been expended. In accordance with California law, all repurchased shares are immediately retired. During fiscal 2006 and through the date of this filing, the Company has made the following repurchases of its own common stock subject to these authorizations:

					Maximum
			# of Shares		Value of
			Purchased		Shares that
		Average	as Part of		May Yet be
		Price	Publicly	Value of	Purchased
	# of Shares	Paid Per	Announced	Shares	Under the
Period	Purchased	Share	Plan	Purchased	Plan
2005 Authorization:					$49,856
March 2006	1,100,000	$22.33	1,100,000	$24,563	$25,293
April 2006	600,000	$22.67	600,000	$13,600	$11,693
May 2006	400,000	$22.54	400,000	$9,016	$2,677

Total	2,100,000	$22.47	2,100,000	$47,179	$2,677

2006 Authorization:					$100,000

Total for all authorizations					$102,677

7. NET INCOME PER SHARE, BASIC AND DILUTED
The following table summarizes the computation of earnings per share (“EPS”):

First Quarter Ended:	April 29, 2006			April 30, 2005
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:	$11,865	73,144,277	$0.16	$17,607	75,292,587	$0.23
Diluted EPS:
Effect of dilutive stock options	—	567,433	(0.00)	—	1,286,672	(0.00)

	$11,865	73,711,710	$0.16	$17,607	76,579,259	$0.23

Options to purchase 1,856,067 and 533,835 shares of common stock in the first quarter of fiscal 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock.

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
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including forecasts of fiscal 2006 planned new store openings, capital expenditures and contribution margins for One Thousand Steps are based on information available to us as of the date hereof, and we do not intend, or assume any obligation, to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. See “Risk Factors” in Part II, Item 1A of this Form 10-Q for a discussion of some of the important risks that may affect our business, results of operations and financial condition.
Executive Overview
We consider the following items to be key performance indicators in evaluating Company performance:
Comparable (or “same store”) sales — Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses, and other costs that are of a more fixed nature. Positive same store sales results generate greater operating leverage of expenses while negative same store sales results negatively impact operating leverage. Same store sales results also have a direct impact on our total net sales, cash, and working capital.
Net merchandise margins — We analyze the components of net merchandise margins, specifically initial markup and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations.
Operating margin — We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. Operating margin as a percentage of net sales for each of fiscal 2005 and 2004 was 14.2% and 13.8%, respectively. The 14.2% operating margin result for fiscal 2005 was our highest historical annual operating margin. Operating margins for fiscal 2006 are expected to be significantly lower than recent years due to the expensing of stock options in fiscal 2006. See “Stock-Based Compensation” within Note 2 to the condensed consolidated financial statements for a discussion of stock-based compensation expenses. For a discussion of the changes in the components comprising operating margins, see “Results of Operations” in this section.

Store sales trends — We evaluate store sales trends in assessing the operational performance of our store expansion strategies. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store were $1.3 million for each of fiscal 2005 and 2004. Average net sales per square foot were $371 and $374, respectively.
Cash flow and liquidity (working capital) — We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Cash flows from operations for fiscal 2005 and 2004 were approximately $184 million and $143 million, respectively. We expect cash flows from operations will be sufficient to finance operations without borrowing under our credit facility for the next twelve months.
Critical Accounting Policies
The preparation of consolidated financial statements in conformity with GAAP necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reported period. Actual results could differ from these estimates. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating reported financial results include the following:
Recognition of Revenue — Sales are recognized upon purchase by customers at our retail store locations or upon delivery to and acceptance by the customer for orders placed through our website. We accrue for estimated sales returns by customers based on historical sales return results. Actual return rates have historically been within our expectations and the reserves established. However, in the event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected. We record the sale of gift cards as a current liability and recognize a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered.
Valuation of Inventories — Merchandise inventories are stated at the lower of average cost or market utilizing the retail method. At any one time, inventories include items that have been marked down to management’s best estimate of their fair market value. We base the decision to mark down merchandise primarily upon its current rate of sale and the age of the item, among other factors. To the extent that our estimates differ from actual results, additional markdowns may have to be recorded, which could reduce our gross margins and operating results.
Accounting for Store Operating Leases — Rent expense from store operating leases represents one of the largest expenses incurred in operating our stores. We account for store rent expense in accordance with SFAS 13, “Accounting for Leases,” FASB Technical Bulletin (“FTB”) 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and FASB Staff Position 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” Accordingly, rent expense under our store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and excluding any lease renewal options. The Company accounts for landlord allowances received in connection with store operating leases in accordance with SFAS 13, “Accounting for Leases,” and FTB 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability, which is then amortized as a credit to rent expense over the related store’s lease term, including rent holiday periods.
Determination of Stock-Based Compensation Expense — Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under this method we recognize compensation expense for all stock-based compensation awards granted after January 28, 2006 and prior to but not yet vested as of January 28, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vested method over the requisite service period of the award. Prior to SFAS 123(R) adoption, we accounted for stock-based payments under APB 25, “Accounting for Stock Issued to Employees,” and accordingly, we were not required to recognize compensation expense for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant. Prior periods have not been restated.
Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. We use the Black-Scholes option-pricing model to value compensation expense. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See “Stock-Based Compensation” within Note 2 to the condensed consolidated financial statements for a further discussion on stock-based compensation.
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
Evaluation of Insurance Reserves — We are responsible for workers’ compensation and medical insurance claims up to a specified aggregate stop loss amount. We maintain reserves for estimated claims, both reported and incurred but not reported, based on historical claims experience and other estimated assumptions. Actual claims activity has historically been within our expectations and the reserves established. To the extent claims experience or our estimates change, additional charges may be recorded in the future up to the aggregate stop loss amount for each policy year.
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

Results of Operations
The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

	First Quarter Ended
	April 29,	April 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	67.6	65.2

Gross margin	32.4	34.8
Selling, general and administrative expenses	26.6	25.0

Operating income	5.8	9.7
Interest income	0.6	0.4

Income before income tax expense	6.4	10.1
Income tax expense	2.4	3.8

Net income	4.0%	6.3%

The following table sets forth the Company’s number of stores (by store concept and in total) and total square footage as of the dates indicated:

	April 29, 2006	April 30, 2005
PacSun stores	820	754
Outlet stores	97	86
d.e.m.o. stores	200	173
One Thousand Steps stores	5	—

Total stores	1,122	1,013

Square footage (in 000’s)	4,004	3,548
The first quarter (thirteen weeks) ended April 29, 2006 as compared to the first quarter (thirteen weeks) ended April 30, 2005
Net Sales
Net sales increased to $300 million for the first quarter of fiscal 2006 from $280 million for the first quarter of fiscal 2005, an increase of $20 million, or 7%. The components of this $20 million increase in net sales are as follows:

$millions	Attributable to
$24	Net sales from stores opened in fiscal 2005 not yet included in the comparable store base
1	20 new stores opened in fiscal 2006 not yet included in the comparable store base
(1)	3 closed stores in fiscal 2006 and 10 closed stores in fiscal 2005
(4)	1.8% decrease in comparable store net sales in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005
$20	Total
Of the 1.8% decrease in comparable store net sales in the first quarter of fiscal 2006, PacSun and PacSun Outlet comparable store net sales decreased a combined 2.2% while d.e.m.o. comparable store net sales increased 1.0%. In percentage terms, the average sale transaction in a comparable store was up low single digits, driven by a low-single digit increase in average units per transaction.

Within PacSun and PacSun Outlet, comparable store net sales of guys’ merchandise were up low single digits while girls’ merchandise was down high single digits. Guys’ comparable store net sales results were characterized by strength in shorts, polos, denim and tees, partially offset by weakness in sneakers and fleece. Girls’ comparable store net sales results were characterized by weakness in denim, sneakers and tees, partially offset by strength in shorts, swim and spring sweaters.
Within d.e.m.o., comparable store net sales of girls’ merchandise were up mid single digits while guys’ merchandise was down mid single digits. Girls’ comparable store net sales results were characterized by strength in footwear and accessories. Guys’ comparable store net sales results were characterized by weakness in wovens and branded denim, partially offset by strength in proprietary brand denim and polos.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $97 million for the first quarter of each of fiscal 2006 and 2005. As a percentage of net sales, gross margin was 32.4% for the first quarter of fiscal 2006 compared to 34.8% for the first quarter of fiscal 2005. The 2.4% decrease in gross margin as a percentage of net sales was primarily attributable to non-merchandise margin categories, including a deleveraging of occupancy expenses as a result of the negative comparable store net sales result for the first quarter of fiscal 2006. Merchandise margins were down 0.4% as a percentage of net sales due to a higher markdown rate, partially offset by a higher initial markup rate. Gross margin for the first quarter of fiscal 2006 also included $0.5 million of stock-based compensation expenses (0.2% of net sales). See “Stock-Based Compensation” within Note 2 to the condensed consolidated financial statements for a further discussion of stock-based compensation expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $80 million for the first quarter of fiscal 2006, up from $70 million for the first quarter of fiscal 2005, an increase of $10 million, or 14%. These expenses increased to 26.6% as a percentage of net sales in the first quarter of fiscal 2006 from 25.0% in the first quarter of fiscal 2005. The components of this 1.6% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
1.0	Increase in store payroll of 0.4% as well as general and administrative payroll of 0.6% as a percentage of net sales, primarily due to deleveraging these costs against the negative comparable store net sales result in the first quarter of fiscal 2006. In total, these payroll costs increased in absolute dollars to $48 million for the first quarter of fiscal 2006 from $42 million during the first quarter of fiscal 2005, primarily due to the addition of 132 net new stores during fiscal 2005 and the first quarter of fiscal 2006 as well as headcount additions in the corporate office.
0.5	Increase in selling, general and administrative expenses due to the expensing of stock options of $1.4 million. See “Stock-Based Compensation” within Note 2 to the condensed consolidated financial statements for a further discussion of stock-based compensation expenses.
0.5	Increase in depreciation expenses to $15 million for the first quarter of fiscal 2006 versus $12 million for the first quarter of fiscal 2005, primarily due to increased depreciation associated with the 132 net new store additions during fiscal 2005 and the first quarter of fiscal 2006.
(0.2)	Decrease in lease abandonment expenses associated with store closures from $0.5 million in the first quarter of fiscal 2005 to $0 for the first quarter of fiscal 2006. During the first quarter of fiscal 2006, the Company received insurance proceeds in excess of the net book value of fixed assets written off during fiscal 2005 related to hurricanes Katrina and Rita of approximately $0.3 million.
(0.2)	Net decrease in all other selling, general and administrative expenses.
1.6	Total
Net Interest Income
Net interest income was $2 million in the first quarter of fiscal 2006 compared to $1 million in the first quarter of fiscal 2005. This increase was primarily the result of increased interest rates as well as higher average cash and short-term investment balances in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.
Income Tax Expense
Income tax expense was $7 million for the first quarter of fiscal 2006 compared to $11 million for the first quarter of fiscal 2005. The effective income tax rate was 38.0% in the first quarter of fiscal 2006 as compared to 37.8% in the first quarter of fiscal 2005. The increase in the effective income tax rate was primarily attributable to the expected stock-based compensation expense impacts of SFAS 123R (see Note 2 to the condensed consolidated financial statements). Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states. Our effective income tax rate may continue to change during fiscal 2006 due to the launch of One Thousand Steps, the construction of a second distribution center, and other planned business events.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. Our primary capital requirements have been for the construction of newly opened, remodeled, expanded or relocated stores, the financing of inventories and, in the past, construction of corporate facilities. We believe that our working capital and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements without borrowing under our credit facility for at least the next twelve months.
Operating Cash Flows
Net cash provided by operating activities was $1 million for the first quarter of fiscal 2006 compared to $34 million for the first quarter of fiscal 2005. The $33 million decrease in cash provided by operations in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 was attributable to the following:

$millions	Attributable to
$(10)	Decrease in cash flows from accrued income taxes. Cash payments for income taxes were $9 million higher in the first quarter of fiscal 2006 than in the first quarter of fiscal 2005.
(7)	Decrease in cash flows from accounts payable, net of inventory, due to timing of payments.
(6)	Decrease in cash flows related to deferred compensation liabilities due to cash disbursements to former executives.
(6)	Decrease in net income.
(4)	Decrease in cash flows related to deferred lease incentives due to receiving fewer and lower landlord allowances during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.
$(33)	Total

Working Capital
Working capital at April 29, 2006 was $260 million compared to $304 million at January 28, 2006, a decrease of $44 million. The changes in working capital were as follows:

$millions	Description
$304	Working capital at January 28, 2006
(48)	Decrease in cash and marketable securities, net of income taxes payable and accounts payable, primarily due to stock repurchases and capital expenditures, among other items (see cash flow statement).
7	Increase in inventory, primarily due to planned volume increases in key merchandise categories and the addition of 17 net new stores during the first quarter of fiscal 2006.
(3)	Net decrease in working capital attributable to all other current assets and liabilities.
$260	Working capital at April 29, 2006
Investing Cash Flows
Net cash used in investing activities in the first quarter of fiscal 2006 was $4 million compared to $24 million for the first quarter of fiscal 2005, a decrease in cash used of $20 million. Investing cash flows for the first quarter of fiscal 2006 were comprised of capital expenditures of $29 million, partially offset by $25 million in net maturities of marketable securities. Due to the current increasing interest rate environment, the Company has been liquidating longer-term marketable securities (original maturity period of 3 months to one year) as they mature in favor of investing in much shorter term marketable securities (original maturity of less than 3 months) in order to take advantage of the increasing interest rates.
Financing Cash Flows
Net cash used in financing activities in the first quarter of fiscal 2006 was $35 million compared to cash provided of $6 million for the first quarter of fiscal 2005. The Company repurchased and retired common stock in the amount of $38 million during the first quarter of fiscal 2006, partially offset by approximately $3 million in proceeds received from employee exercises of stock options.
Information regarding the Company’s common stock repurchase program is contained in Note 6 to the condensed consolidated financial statements, which note is incorporated herein by this reference.
Credit Facility
We have an unsecured $200 million credit agreement with a syndicate of lenders which expires September 14, 2010. The credit facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at our option under certain circumstances. The credit facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the credit facility bear interest at the Administrative Agent’s alternate base rate (as defined, 5.1% at April 29, 2006) or at optional interest rates that are primarily dependent upon LIBOR for the time period chosen. We had no direct borrowings outstanding under the credit facility at April 29, 2006. The credit facility requires us to maintain certain financial covenants, all of which we were in compliance with as of April 29, 2006.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as leases for computer and other equipment as of April 29, 2006. We lease all of our retail store locations under operating leases. We lease equipment primarily under operating leases, but also occasionally under capital leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At April 29, 2006, our future financial commitments under these arrangements were as follows:

	Payments Due by Period
Contractual Obligations		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$594	$100	$189	$154	$151
Letters of credit	39	39	—	—	—
Total	$633	$139	$189	$154	$151
The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM for fiscal 2005 and 2004 were $161 million and $138 million, respectively. We expect total CAM expenses to continue to increase as the number of stores increases from year to year.
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
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We anticipate closing approximately ten stores during fiscal 2006.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.
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
New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 2 to the condensed consolidated financial statements for the quarter ended April 29, 2006, which note is incorporated herein by this reference.
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
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At April 29, 2006, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during fiscal 2006 or 2005. Based on the interest rate of 5.1% on our credit facility at April 29, 2006, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $3 thousand per year. We are not a party with respect to derivative financial instruments.
ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 29, 2006.
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
Item 1A — Risk Factors
There have been no material changes in our risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended January 28, 2006, which was filed with the Securities and Exchange Commission on March 31, 2006. For convenience, our risk factors are included below in this Item 1A.
The products we sell are subject to significant merchandising/fashion sensitivity. Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise at competitive prices and in adequate quantities that satisfies customer demand in a timely manner. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations. Misjudgments or unanticipated fashion changes could also have a material adverse effect on our image with our customers. Some of our vendors have limited resources, production capacities and operating histories and some have intentionally limited the distribution of their merchandise. The inability or unwillingness on the part of key vendors to expand their operations to keep pace with the anticipated growth of PacSun, PacSun Outlet, d.e.m.o., and One Thousand Steps stores, or the loss of one or more key vendors or proprietary brand sources for any reason, could have a material adverse effect on our business.
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
We launched operations of a new retail concept, One Thousand Steps, in April 2006, which could negatively affect existing operations. We launched operations for One Thousand Steps through the opening of its first five stores during April 2006. We plan to open four additional stores during the second quarter. Our ability to make this new retail concept successful is subject to numerous risks, including, but not limited to, (i) unanticipated operating problems, (ii) lack of customer acceptance, (iii) new vendor relationships, (iv) competition from existing and new retailers, and (v) lack of sufficient product differentiation. There can be no assurance that this new retail concept will achieve sales and profitability levels that justify the Company’s investment in it. Additionally, the expansion of this new retail concept involves other risks that could have a material adverse effect on the Company, including, but not limited to, (i) diversion of management’s attention from the Company’s core businesses, (ii) inability to attract, train and retain qualified personnel, including management and product designers, and (iii) difficulty in locating and obtaining favorable store sites and negotiating acceptable lease terms. Any inability to succeed in developing a profitable new retail concept could have a material adverse effect on our continued growth and results of operations.
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
For information on repurchases made during the first quarter of fiscal 2006, see Note 6 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 2.
Item 3 — Defaults upon Senior Securities
None
Item 4 — Submission of Matters to a Vote of Security Holders
None
Item 5 — Other Information
None
Item 6 — Exhibits

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

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: June 1, 2006	/s/ SETH R. JOHNSON
Seth R. Johnson
Director and Chief Executive Officer (Principal Executive Officer)

Date: June 1, 2006	/s/ GERALD M. CHANEY
Gerald M. Chaney
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description
31	Written statements of Seth R. Johnson and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Written statement of Seth R. Johnson and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002.