Form 10-Q
period 2006-07-29
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2006-09-06
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21296
PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

California (State of incorporation)	95-3759463 (I.R.S. Employer Identification No.)
3450 East Miraloma Avenue, Anaheim, CA 92806
(Address of principal executive offices and zip code)
(714) 414-4000
(Registrant’s telephone number)
•	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐
•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On August 31, 2006, the registrant had 69,329,893 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended July 29, 2006
Index

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets July 29, 2006 and January 28, 2006	3

	Condensed Consolidated Statements of Income and Comprehensive Income Second quarter (13 weeks) and first half (26 weeks) ended July 29, 2006 and July 30, 2005	4

	Condensed Consolidated Statements of Cash Flows First half (26 weeks) ended July 29, 2006 and July 30, 2005	5

	Notes to Condensed Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21-22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22-26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26-27

Item 5.	Other Information	27

Item 6.	Exhibits	27

	SIGNATURE PAGE	28
EXHIBIT 31.1
EXHIBIT 32.1

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share amounts)

	July 29, 2006	January 28, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,783	$95,185
Marketable securities	—	74,911
Merchandise inventories	286,666	215,140
Other current assets	43,870	41,485

Total current assets	342,319	426,721

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	666,434	602,962
Less accumulated depreciation and amortization	(273,665)	(247,140)

Total property and equipment, net	392,769	355,822

Other Assets	24,579	25,018

TOTAL ASSETS	$759,667	$807,561

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$81,633	$47,550
Other current liabilities	61,412	74,921

Total current liabilities	143,045	122,471

LONG-TERM LIABILITIES:
Deferred lease incentives	84,291	81,440
Deferred rent	30,341	28,748
Deferred income taxes	12,584	12,584
Other long-term liabilities	9,881	15,528

Total long-term liabilities	137,097	138,300

Commitments and contingencies (Note 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 69,595,403 and 73,751,249 shares issued and outstanding, respectively	696	737
Additional paid-in capital	—	23,866
Retained earnings	478,829	522,187

Total shareholders’ equity	479,525	546,790

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$759,667	$807,561

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, all amounts in thousands except share and per share amounts)

	For the Second Quarter Ended		For the First Half Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	$313,682	$309,064	$613,570	$589,049

Cost of goods sold, including buying, distribution and occupancy costs	216,257	198,707	418,862	381,342

Gross margin	97,425	110,357	194,708	207,707

Selling, general and administrative expenses	82,855	77,592	162,794	147,714

Operating income	14,570	32,765	31,914	59,993

Interest income, net	1,090	1,180	2,885	2,265

Income before income tax expense	15,660	33,945	34,799	62,258

Income tax expense	5,950	12,833	13,223	23,539

Net income	$9,710	$21,112	$21,576	$38,719

Comprehensive income	$9,710	$21,112	$21,576	$38,719

Net income per share, basic	$0.14	$0.28	$0.30	$0.51

Net income per share, diluted	$0.14	$0.28	$0.30	$0.51

Wtd. avg. shares outstanding, basic	71,335,467	75,125,782	72,239,872	75,209,185

Wtd. avg. shares outstanding, diluted	71,866,482	76,118,501	72,783,954	76,338,599
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	First Half Ended
	July 29, 2006	July 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,576	$38,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,385	31,081
Tax benefits related to exercise of stock options	1,479	5,737
Stock-based compensation	3,573	—
Loss on disposal of property and equipment	158	—
Change in operating assets and liabilities:
Merchandise inventories	(71,526)	(67,550)
Other current assets	(2,384)	(2,940)
Other assets	439	(1,325)
Accounts payable	34,083	67,942
Other current liabilities	(21,754)	(2,917)
Deferred lease incentives	2,851	7,809
Deferred rent	1,270	(658)
Other long-term liabilities	(5,605)	1,444

Net cash (used in)/provided by operating activities	(1,455)	77,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62,675)	(48,173)
Purchases of available-for-sale marketable securities	(201,900)	(442,350)
Sales of available-for-sale marketable securities	262,200	457,075
Purchases of held-to-maturity marketable securities	—	(26,493)
Maturities of held-to-maturity marketable securities	14,611	20,625

Net cash provided by/(used in) investing activities	12,236	(39,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(99,347)	(19,978)
Proceeds from exercise of stock options	5,454	10,756
Principal payments under long-term debt and capital lease obligations	(290)	(885)

Net cash used in financing activities	(94,183)	(10,107)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(83,402)	27,919
CASH AND CASH EQUIVALENTS, beginning of period	95,185	64,308

CASH AND CASH EQUIVALENTS, end of period	$11,783	$92,227

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3	$32
Cash paid for income taxes	$28,200	$21,659

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase to additional paid-in capital related to the issuance of stock to satisfy certain deferred compensation liabilities	$—	$1,142
Increase in non-cash property and equipment accruals	$8,815	$6,179
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended July 29, 2006
(unaudited, all amounts in thousands except share and per share amounts unless otherwise indicated)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Nature of Business — Pacific Sunwear of California, Inc. and its subsidiaries (collectively, unless the context otherwise requires, the “Company”) is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates four nationwide, primarily mall-based chains of retail stores, under the names “Pacific Sunwear” (as well as “PacSun”), “Pacific Sunwear (PacSun) Outlet,” “d.e.m.o.,” and “One Thousand Steps.” Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teens and young adults. d.e.m.o. specializes in fashion-focused street wear, including casual apparel, footwear and related accessories catering to teens and young adults. One Thousand Steps stores specialize in fashion-forward footwear and accessories catering to young adults. The Company launched operations for One Thousand Steps in April 2006 and, as of the date of this filing, operates nine total One Thousand Steps stores. In addition, the Company operates two e-commerce websites (www.pacsun.com and www.demostores.com) which sell PacSun and d.e.m.o. merchandise online, respectively, provide content and community for its target customers, and provide information about the Company. Also, the Company operates a One Thousand Steps website (www.onethousandsteps.com) that provides store location and product information.
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the second quarter and first half ended July 29, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007 (“fiscal 2006”). For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 28, 2006 (“fiscal 2005”).
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
New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 requires that the financial statement effects of a tax position be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company must adopt FIN 48 for the fiscal year beginning February 4, 2007. The Company is currently evaluating the impact, if any, of the adoption of FIN 48 on its consolidated results of operations and financial position.
For a discussion regarding the adoption of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” see “Stock-Based Compensation” below in this Note 2.
In October 2005, the FASB issued Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The Company adopted FSP 13-1 at the beginning of fiscal 2006. Based on current operating lease rates, the Company estimates that the adoption of FSP 13-1 will increase occupancy expenses by approximately $4 million in fiscal 2006.
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
For the first half of fiscal 2006, compensation expense was recognized under the modified prospective method of SFAS 123(R) for all stock-based compensation awards granted prior to, but not yet vested as of January 29, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all stock-based compensation awards granted after January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company’s financial results for prior periods have not been restated.
Consistent with the valuation method used for the disclosure-only provisions of SFAS 123 prior to fiscal 2006, the Company is using the Black-Scholes option-pricing model to estimate the grant date fair value of its recognized stock-based compensation expense for fiscal 2006. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s stock. The Company records stock-based compensation expense using the graded vesting method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. For fiscal 2006, the Company’s stock-based compensation is derived from awards of stock options, non-vested shares, and stock appreciation rights, as well as from shares purchased under the Company’s employee share purchase plan.
For the first half of fiscal 2006 and 2005, the fair value of the Company’s stock-based compensation awards was determined using the following weighted average assumptions:

First Half
	2006	2005
Expected Option Life	5 years	5 years
Stock Volatility	44.1% - 48.7%	56.7% - 62.8%
Risk-free Interest Rates	4.6% - 5.1%	3.9% - 4.1%
Expected Dividends	None	None
As a result of adopting SFAS 123(R), the Company’s net income and earnings per share for the first half of fiscal 2006 were $2.2 million and $0.03 lower, respectively, than if it had continued to account for stock-based compensation under APB 25 as it did during the first half of fiscal 2005. Stock-based compensation expense for the first half of fiscal 2006 was included in costs of goods sold for the Company’s buying and distribution employees ($1.0 million) and in selling, general and administrative expense for all other employees ($2.6 million). The adoption of SFAS 123(R) had no impact on the Company’s cash flows.
A summary of stock option activity under the Company’s 2005 Performance Incentive Plan for the first half of fiscal 2006 is presented below:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate Intrinsic
Stock Options	Shares (000s)	Exercise Price	(Yrs.)	Value ($000s)
Outstanding at January 29, 2006	4,248	$19.18
Granted	169	22.91
Exercised	(335)	10.86
Forfeited or expired	(367)	21.52

Outstanding at April 29, 2006	3,715	$19.87	6.34	$16,825
Granted	478	20.45
Exercised	(110)	11.33
Forfeited or expired	(329)	24.70

Outstanding at July 29, 2006	3,754	$19.77	6.12	$7,210

Exercisable at July 29, 2006	1,825	$16.39	5.54	$6,853

The weighted-average grant-date fair value of options granted during the first half of fiscal 2006 and 2005 was $9.39 and $14.79, respectively. The total intrinsic value of options exercised during the first half of fiscal 2006 and 2005 was $5.0 million and $15.6 million, respectively.
A summary of the status of the Company’s non-vested shares during the first half of fiscal 2006 is presented below. All activity regarding non-vested share awards occurred during the second quarter:

		Weighted-Average Grant-Date
Non-vested Shares	Shares (000)	Fair Value
Non-vested at January 29, 2006	0	$—
Granted	284	20.10
Vested	0	—
Forfeited	(4)	20.16

Non-vested at July 29, 2006	280	$20.10

As of July 29, 2006, the Company had approximately $20.6 million of compensation cost related to non-vested stock option and non-vested share awards not yet recognized. This compensation expense is expected to be recognized over a weighted average period of approximately 2.8 years. No vesting of non-vested share awards occurred during the first half of fiscal 2006.

A reconciliation of reported net income and earnings per share for the second quarter and first half of fiscal 2005 to that which would have been reported if SFAS 123(R) had been in place for that period is presented below:

	Second Quarter	First Half
	Ended	Ended
	July 29, 2005	July 29, 2005
Net income, as reported	$21,112	$38,719
Less stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(2,170)	(3,991)

Pro forma net income	$18,942	$34,728

Earnings per Share
Basic, as reported	$0.28	$0.51
Basic, pro forma	$0.25	$0.46

Diluted, as reported	$0.28	$0.51
Diluted, pro forma	$0.25	$0.46
Segment Reporting — The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories, footwear and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. The Company has identified four operating segments (PacSun, PacSun Outlet, d.e.m.o., and One Thousand Steps) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The four operating segments have been aggregated into three reportable segments (PacSun, d.e.m.o. and One Thousand Steps). Information for the first half of fiscal 2006 concerning each of the three reportable segments is set forth below:

	PacSun	d.e.m.o.	One Thousand Steps	Total
Net Sales	$528,192	$84,180	$1,198	$613,570
Comparable Store Sales %	(3.7)%	(3.8)%	n/a	(3.7)%
Contribution Margin	$97,621	$(2,511)	$(1,101)	$94,009
Number of Stores	928	201	6	1,135
Square Footage (in 000s)	3,500	561	16	4,077
The Company launched operations for One Thousand Steps in April 2006. The Company expects contribution margins for One Thousand Steps to be negative during at least the first full year of operations due to the significant start-up costs incurred in launching the initial nine stores opened to date. d.e.m.o. contribution margin was negative during the first half of fiscal 2006 primarily due to significant markdown activity taken during the second quarter due to negative comparable store net sales results.

3. OTHER CURRENT ASSETS
As of the dates presented, other current assets consisted of the following:

	July 29,	January 28,
	2006	2006
Prepaid expenses	$25,862	$22,360
Non-trade accounts receivable	10,002	12,679
Deferred income taxes	6,446	6,446
Income tax receivable	1,560	—

Total other current assets	$43,870	$41,485

4. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following:

	July 29,	January 28,
	2006	2006
Accrued capital expenditures	$17,272	$8,779
Accrued compensation and benefits	7,692	12,250
Accrued gift cards	7,749	12,620
Sales taxes payable	6,593	7,895
Income taxes payable	—	14,896
Other	22,106	18,481

Total other current liabilities	$61,412	$74,921

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
Letters of Credit — The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $24 million outstanding at July 29, 2006, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
6. COMMON STOCK REPURCHASE AND RETIREMENT
The Company entered fiscal 2006 with approximately $50 million remaining to be spent under its stock repurchase plan, which was originally approved by its Board of Directors and announced in January 2004. Over time, the Company’s Board of Directors has continued to authorize additional stock repurchases, including an additional $100 million authorized in May 2006. The repurchase authorizations do not expire until all authorized funds have been expended. In accordance with California law, all repurchased shares are immediately retired. During the first half of fiscal 2006 and 2005, the Company made repurchases of its own common stock of $99 million and $20 million, respectively, subject to these authorizations. Details of the Company’s fiscal 2006 share repurchase activity are presented in the table below:

			# of Shares		Maximum Value of
			Purchased as Part		Shares that May Yet
	# of Shares	Average Price Paid	of Publicly	Value of Shares	be Purchased Under
Period	Purchased	Per Share	Announced Plan	Purchased	the Plan
2005 Authorization:					$49,856
March 2006	1,100,000	$22.33	1,100,000	$24,563	$25,293
April 2006	600,000	$22.67	600,000	$13,600	$11,693
May 2006	400,000	$22.54	400,000	$9,016	$2,677
June 2006	131,255	$20.40	131,255	$2,677	$—

Total	2,231,255	$22.34	2,231,255	$49,856	$--

2006 Authorization:					$100,000
June 2006	468,745	$20.05	468,745	$9,397	$90,603
July 2006	2,216,000	$18.09	2,216,000	$40,095	$50,508

Total	2,684,745	$18.43	2,684,745	$49,492	$50,508

Grand Total	4,916,000	$20.21	4,916,000	$99,348	$50,508

7. NET INCOME PER SHARE, BASIC AND DILUTED
The following table summarizes the computation of earnings per share (“EPS”):
Second Quarter Ended:

	July 29, 2006			July 30, 2005
	Net			Net
	Income	Shares		Income	Shares
Basic EPS:	$9,710	71,335,467	$0.14	$21,112	75,125,782	$0.28
Diluted EPS:
Effect of dilutive equivalents	—	531,015	(0.00)	—	992,719	(0.00)

	$9,710	71,866,482	$0.14	$21,112	76,118,501	$0.28

First Half Ended:

	July 29, 2006			July 30, 2005
	Net			Net
	Income	Shares		Income	Shares
Basic EPS:	$21,576	72,239,872	$0.30	$38,719	75,209,185	$0.51
Diluted EPS:
Effect of dilutive equivalents	—	544,082	(0.00)	—	1,129,414	(0.00)

	$21,576	72,783,954	$0.30	$38,719	76,338,599	$0.51

Options to purchase 2,473,036 and 2,180,576 shares of common stock in the second quarter of fiscal 2006 and 2005, respectively, and 2,064,475 and 1,676,170 shares of common stock in the first half of fiscal 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock.

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
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including discussions of comparable store net sales for the remainder of fiscal 2006, operating margins for fiscal 2006, and One Thousand Steps contribution margins are based on information available to us as of the date hereof, and we do not intend, or assume any obligation, to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. See “Risk Factors” in Part II, Item 1A of this Form 10-Q for a discussion of some of the important risks that may affect our business, results of operations and financial condition.
Executive Overview
We consider the following items to be key performance indicators in evaluating Company performance:
Comparable store (or “same store”) net sales — Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Same store net sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses, and other costs that are of a more fixed nature. Positive same store net sales results generate greater operating leverage of expenses while negative same store net sales results negatively impact operating leverage. Same store net sales results also have a direct impact on our total net sales, cash, and working capital. Year-to-date same store net sales are negative for fiscal 2006, including a negative (9.4%) in August 2006 (the first month of the third quarter). Assuming this trend continues, same store net sales could continue to be negative during the remainder of fiscal 2006.
Net merchandise margins — We analyze the components of net merchandise margins, specifically initial markup and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations. If the year-to-date same store net sales trend through August 2006 continues, markdown rates will likely be higher for the remainder of fiscal 2006 as compared to the same time period of fiscal 2005.
Operating margin — We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. Operating margins for fiscal 2006 are expected to be lower than last year due to negative same-store sales results and the expensing of stock-based compensation and pre-opening rent. See “Stock-Based Compensation” and “New Accounting Pronouncements” within Note 2 to the condensed consolidated financial statements for a discussion of stock-based compensation and pre-opening rent expenses. For a discussion of the changes in the components comprising operating margins, see “Results of Operations” in this section.
Store sales trends — We evaluate store sales trends in assessing the operational performance of our store expansion strategies. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store were $1.3 million for each of fiscal 2005 and 2004. Average net sales per square foot were $371 and $374, respectively. If the year-to-date same stores net sales trend through August 2006 continues, these average store sales trends will likely be lower for fiscal 2006.
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

Results of Operations
The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

	Second Quarter Ended		First Half Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	68.9	64.3	68.3	64.7

Gross margin	31.1	35.7	31.7	35.3
Selling, general and administrative expenses	26.4	25.1	26.5	25.1

Operating income	4.7	10.6	5.2	10.2
Interest income, net	0.3	0.4	0.5	0.4

Income before income tax expense	5.0	11.0	5.7	10.6
Income tax expense	1.9	4.2	2.2	4.0

Net income	3.1%	6.8%	3.5%	6.6%

The following table sets forth the Company’s number of stores (by store concept and in total) and total square footage as of the dates indicated:

	July 29, 2006	July 30, 2005
PacSun stores	826	780
Outlet stores	102	91
d.e.m.o. stores	201	183
One Thousand Steps stores	6	—

Total stores	1,135	1,054

Square footage (in 000’s)	4,077	3,720
The second quarter (thirteen weeks) ended July 29, 2006 as compared to the second quarter (thirteen weeks) ended July 30, 2005
Net Sales
Net sales increased to $314 million for the second quarter of fiscal 2006 from $309 million for the second quarter of fiscal 2005, an increase of $5 million, or 2%. The components of this $5 million increase in net sales are as follows:

$millions	Attributable to
$17	Net sales from stores opened in fiscal 2005 not yet included in the comparable store base
5	33 new stores opened in fiscal 2006 not yet included in the comparable store base
1	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)
(15)	(5.5)% decrease in comparable store net sales in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005
(3)	3 closed stores in fiscal 2006 and 10 closed stores in fiscal 2005
$5	Total
Of the (5.5)% decrease in comparable store net sales in the second quarter of fiscal 2006, PacSun and PacSun Outlet comparable store net sales decreased a combined (5.0)% and d.e.m.o. comparable store net sales decreased (9.2)%. In percentage terms, the average sale transaction in a comparable store was down slightly while average retail prices were up slightly. Total transactions per comparable store were down mid single digits. Comparable store net sales for August 2006, the first month of the third quarter, were down (9.4%). If the year-to-date comparable store net sales trend through August 2006 continues, comparable store net sales results could continue to be negative for the remainder of fiscal 2006.
Within PacSun and PacSun Outlet, comparable store net sales of guys’ and girls’ merchandise decreased (3.8)% and (6.5)%, respectively. Guys’ comparable store net sales results were characterized by strength in board shorts, swim and basic denim, but these strengths were more than offset by weakness in sneakers, wovens and fashion denim. Girls’ comparable store net sales results were also characterized by strength in shorts and swimwear, but these strengths were more than offset by weakness in sneakers, fashion denim and tees.
Within d.e.m.o., comparable store net sales of girls’ and guys’ merchandise decreased (4.9)% and (12.8)%, respectively. Girls’ comparable store net sales results were characterized by weakness in tops and denim, primarily due to a lack of sufficient inventory in key brands. Guys’ comparable store net sales results were primarily characterized by weakness in tees and wovens. We continue to expand our assortment of footwear and accessories in d.e.m.o. stores and believe these categories present significant growth opportunities for this concept in the future. We are also in the process of expanding and evolving our brand assortment to be more fashion-focused and not solely targeted towards the hip-hop lifestyle.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, decreased to $97 million for the second quarter of fiscal 2006 from $110 million for the second quarter of fiscal 2005, a decrease of $13 million, or 12%. As a percentage of net sales, gross margin was 31.1% for the second quarter of fiscal 2006 compared to 35.7% for the second quarter of fiscal 2005. The 4.6% decrease in gross margin as a percentage of net sales was primarily attributable to a higher markdown rate and deleveraging of occupancy, distribution and buying costs due to the negative same-store sales results in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $83 million for the second quarter of fiscal 2006, up from $78 million for the second quarter of fiscal 2005, an increase of $5 million, or 6%. These expenses increased to 26.4% as a percentage of net sales in the second quarter of fiscal 2006 from 25.1% in the second quarter of fiscal 2005. The components of this 1.3% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
1.0	Increase in direct store expenses as a percentage of net sales to 7.7% ($24 million) for the second quarter of fiscal 2006 from 6.7% ($21 million) for the second quarter of fiscal 2005. In absolute dollars, these expenses were up primarily due to increased depreciation associated with the addition of 51 net new stores during the second half of fiscal 2005 and 30 net new stores during the first half of fiscal 2006. As a percentage of net sales, these expenses were up due to deleveraging them against the negative same-store sales results in the second quarter of fiscal 2006.
0.8	Store payroll expenses as a percentage of net sales were 13.0% ($41 million) in the second quarter of fiscal 2006 as compared to 12.2% ($38 million) in the second quarter of fiscal 2005. In absolute dollars, these expenses were up primarily due to the new store openings. As a percentage of net sales, these expenses were up due to deleveraging them against the negative same-store sales results in the second quarter of fiscal 2006.
(0.5)	Decrease in all other expenses as a percentage of net sales to 5.7% ($18 million) for the second quarter of fiscal 2006 from 6.2% ($19 million) for the second quarter of fiscal 2005, primarily due to planned expense reductions as a result of deferring headcount additions and limiting other expense growth.
1.3	Total
Net Interest Income
Net interest income was $1 million in the second quarter of each of fiscal 2006 and fiscal 2005. Interest income generated by higher interest rates was offset by the Company having lower average cash and short-

term investment balances during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005, primarily as a result of stock repurchase activity (see Note 6 to the condensed consolidated financial statements).
Income Tax Expense
Income tax expense was $6 million for the second quarter of fiscal 2006 compared to $13 million for the second quarter of fiscal 2005. The effective income tax rate was 38.0% in the second quarter of fiscal 2006 as compared to 37.8% in the second quarter of fiscal 2005. The increase in the effective income tax rate was primarily attributable to the expected stock-based compensation expense impacts of SFAS 123R (see Note 2 to the condensed consolidated financial statements). Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states. Our effective income tax rate may continue to change during fiscal 2006 due to the launch of One Thousand Steps, the construction of a second distribution center, and other planned business events.
The first half (26 weeks) ended July 29, 2006 as compared to the first half (26 weeks) ended July 30, 2005
Net Sales
Net sales increased to $614 million for the first half of fiscal 2006 from $589 million for the first half of fiscal 2005, an increase of $25 million, or 4%. The components of this $25 million increase in net sales are as follows:

$millions	Attributable to
$42	Net sales from stores opened in fiscal 2005 not yet included in the comparable store base
6	Net sales from 33 new stores opened in fiscal 2006 not yet included in the comparable store base
1	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)
(20)	(3.7)% decrease in comparable store net sales in the first half of fiscal 2006 compared to the first half of fiscal 2005
(4)	3 closed stores in fiscal 2006 and 10 closed stores in fiscal 2005
$25	Total
Of the (3.7)% decrease in comparable store net sales in the first half of fiscal 2006, PacSun and PacSun Outlet comparable store net sales increased (3.7)% and d.e.m.o. comparable store net sales decreased (3.8)%. In percentage terms, the average sale transaction and average retail prices in a comparable store were up slightly. Total transactions per comparable store were down mid single digits. Comparable store net sales for August 2006, the first month of the third quarter, were down (9.4%). If the year-to-date comparable store net sales trend through August 2006 continues, comparable store net sales results could continue to be negative for the remainder of fiscal 2006.
Within PacSun and PacSun Outlet, comparable store net sales of guys’ and girls’ merchandise decreased (1.5)% and (6.6)%, respectively. Guys’ comparable store net sales results were characterized by strength in board shorts, swim and basic denim, but these strengths were more than offset by weakness in sneakers, wovens and fashion denim. Girls’ comparable store net sales results were also characterized by strength in shorts and swimwear, but these strengths were more than offset by weakness in sneakers, fashion denim and tees.
Within d.e.m.o., comparable store net sales of girls’ merchandise increased 1.3% while guys’ merchandise decreased (8.4)%. Girls’ comparable store net sales results were characterized by strength in footwear and accessories, partially offset by weakness in tops and denim. Guys’ comparable store net sales results were primarily characterized by weakness in tees and wovens. We continue to expand our assortment of footwear and accessories in d.e.m.o. stores and believe these categories present significant growth opportunities for this concept in the future. We are also in the process of expanding and evolving our brand assortment to be more fashion-focused and not solely targeted towards the hip-hop lifestyle.

Gross Margin
Gross margin, after buying, distribution and occupancy costs, decreased to $195 million for the first half of fiscal 2006 from $208 million for the first half of fiscal 2005, a decrease of $13 million, or 6%. As a percentage of net sales, gross margin was 31.7% for the first half of fiscal 2006 compared to 35.3% for the first half of fiscal 2005. The 3.6% decrease in gross margin as a percentage of net sales was primarily attributable to a higher markdown rate and deleveraging of occupancy, distribution and buying costs due to the negative same-store sales results in the first half of fiscal 2006 as compared to the first half of fiscal 2005.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $163 million for the first half of fiscal 2006 from $148 million for the first half of fiscal 2005, an increase of $15 million, or 10%. These expenses increased to 26.5% as a percentage of net sales in the first half of fiscal 2006 from 25.1% in the first half of fiscal 2005. The components of this 1.4% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
0.6	Increase in store payroll expenses as a percentage of net sales to 12.9% ($79 million) in the first half of fiscal 2006 from 12.3% ($72 million) for the first half of fiscal 2005. In absolute dollars, these expenses were up primarily due to addition of 51 net new stores during the second half of fiscal 2005 and 30 net new stores during the first half of fiscal 2006. As a percentage of net sales, these expenses were up due to deleveraging them against the negative same-store sales results in the first half of fiscal 2006.
0.4	Increase in general and administrative expenses as a percentage of net sales to 6.2% ($38 million) for the first half of fiscal 2006 from 5.8% ($34 million) for the first half of fiscal 2005, primarily due to the expensing of stock-based compensation ($3 million) during fiscal 2006 (see Note 2 to the condensed consolidated financial statements).
0.4	Increase in all other expenses as a percentage of net sales to 7.4% ($46 million) for the first half of fiscal 2006 from 7.0% ($42 million) for the first half of fiscal 2005, primarily due to increased depreciation expenses associated with new store openings and deleveraging these expenses over the negative same-store sales results in the first half of fiscal 2006.
1.4	Total
Net Interest Income
Net interest income was $3 million in the first half of fiscal 2006 compared to $2 million in the first half of fiscal 2005. This increase was primarily the result of higher interest rates, partially offset by lower average cash and short-term investment balances in the first half of fiscal 2006 as compared to the first half of fiscal 2005. Cash and investments were lower primarily due to stock buyback activity (see Note 6 to the condensed consolidated financial statements) and the negative same-store sales results during the first half of fiscal 2006.
Income Tax Expense
Income tax expense was $13 million for the first half of fiscal 2006 compared to $24 million for the first half of fiscal 2005. The effective income tax rate was 38.0% in the first half of fiscal 2006 as compared to 37.8% in the first half of fiscal 2005. The increase in the effective income tax rate was primarily attributable to the expected stock-based compensation expense impacts of SFAS 123R (see Note 2 to the condensed consolidated financial statements). Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states. Our effective income tax rate may continue to change during fiscal 2006 due to the launch of One Thousand Steps, the construction of a second distribution center, and other planned business events.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. Our primary capital requirements have been for the construction of newly opened, remodeled, expanded or relocated stores, the financing of inventories and, in the past, construction of corporate facilities. We believe that our working capital and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements without borrowing significantly under our credit facility for at least the next twelve months.
Operating Cash Flows
Net cash used by operating activities was $1 million for the first half of fiscal 2006 compared to cash provided of $77 million for the first half of fiscal 2005. The $78 million decrease in cash provided by operations in the first half of fiscal 2006 as compared to the first half of fiscal 2005 was attributable to the following:

$millions	Attributable to
$(38)	Decrease in cash flows from accounts payable, net of inventory, due to timing of payments and increased inventory per square foot.
(17)	Decrease in net income.
(13)	Decrease in cash flows from accrued income taxes. Cash payments for income taxes were $7 million higher and current accruals were lower due to reduced net income.
(8)	Decrease in cash flows related to accrued liabilities, primarily due to lower payroll and sales-tax accruals.
(5)	Decrease in cash flows related to deferred compensation liabilities due to cash disbursements to former executives.
(5)	Decrease in cash flows related to deferred lease incentives due to receiving fewer and lower landlord allowances.
7	Increase in non-cash depreciation and stock compensation expenses.
1	Net increase in cash flows from all other operating activities
$(78)	Total
Working Capital
Working capital at July 29, 2006 was $199 million compared to $304 million at January 28, 2006, a decrease of $105 million. The changes in working capital were as follows:

$millions	Description
$304	Working capital at January 28, 2006
(176)	Decrease in cash and marketable securities, net of income taxes payable and accounts payable, primarily due to stock repurchases, capital expenditures and negative same store sales results for the first half of fiscal 2006, among other items (see cash flow statement).
72	Increase in inventory, primarily due to the addition of 30 net new stores and slower inventory turns due to the negative same-store sales results during the first half of fiscal 2006.
(1)	Net decrease in working capital attributable to all other current assets and liabilities.
$199	Working capital at July 29, 2006
Investing Cash Flows
Net cash provided by investing activities in the first half of fiscal 2006 was $12 million compared to cash used of $39 million for the first half of fiscal 2005, an increase in cash flows from investing activities of $51 million. Investing cash flows for the first half of fiscal 2006 were comprised of $75 million in net maturities of marketable securities, partially offset by capital expenditures of $63 million. Capital expenditures were predominantly for the opening of new, relocated and expanded stores and improving the visual presentation of our stores. Due to the current increasing interest rate environment, the Company has been liquidating longer-term marketable securities (original maturity period of 3 months to one year) as they mature in favor of shorter term marketable securities (original maturity of less than 3 months) in order to take advantage of the increasing interest rates.

Financing Cash Flows
Net cash used in financing activities in the first half of fiscal 2006 was $94 million compared to $10 million for the first half of fiscal 2005. The Company repurchased and retired common stock in the amount of $99 million during the first half of fiscal 2006 as compared to $20 million in the first half of fiscal 2005. Proceeds from employee exercises of stock options were $5 million lower in the first half of fiscal 2006 ($5 million) than in the first half of fiscal 2005 ($10 million).
Information regarding the Company’s common stock repurchase program is contained in Note 6 to the condensed consolidated financial statements, which note is incorporated herein by this reference.
Credit Facility
We have an unsecured $200 million credit agreement with a syndicate of lenders which expires September 14, 2010. The credit facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at our option under certain circumstances. The credit facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the credit facility bear interest at the Administrative Agent’s alternate base rate (as defined, 5.4% at July 29, 2006) or at optional interest rates that are primarily dependent upon LIBOR for the time period chosen. We had no direct borrowings outstanding under the credit facility at July 29, 2006. The credit facility requires us to maintain certain financial covenants, all of which we were in compliance with as of July 29, 2006.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as leases for computer and other equipment as of July 29, 2006. We lease all of our retail store locations under operating leases. We lease equipment primarily under operating leases, but also occasionally under capital leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At July 29, 2006, our future financial commitments under these arrangements were as follows:

	Payments Due by Period
Contractual Obligations
(in $millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$629	$103	$195	$160	$171
Letters of credit	24	24	—	—	—
Total	$653	$127	$195	$160	$171
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
Operating Leases — We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2019. Substantially all of our retail store leases require us to pay CAM charges, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the initial term of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.

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
New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 2 to the condensed consolidated financial statements for the quarter ended July 29, 2006, which note is incorporated herein by this reference.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At July 29, 2006, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during fiscal 2006 or 2005. Based on the interest rate of 5.4% on our credit facility at July 29, 2006, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $3 thousand per year. We are not a party to any derivative financial instruments.
ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 29, 2006.
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
Item 1A — Risk Factors
We have updated and expanded our risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended January 28, 2006, which was filed with the Securities and Exchange Commission on March 31, 2006. We have added risk factors addressing future growth prospects for the Company, competition in the retail environment, vendor relationships, store design, and information system infrastructure. In addition, we have revised the captions of our risk factors to describe in more detail the principal concept addressed in the text of the related risk factor.
Our comparable store net sales results will fluctuate significantly, which can cause volatility in our operating performance and stock price.
Our comparable store net sales results have fluctuated significantly on a monthly, quarterly, and annual basis, and are expected to continue to fluctuate in the future. For example, over the past five years, monthly comparable store net sales results have varied from a low of (11%) to a high of 20%. A variety of factors affect our comparable store net sales results, including changes in fashion trends and customer preferences, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. Our comparable store net sales results for any particular fiscal month, quarter or year may decrease. As a result of these or other factors, our comparable store net sales results, both past and future, are likely to have a significant effect on our operating performance and the market price of our common stock.
Our failure to identify and respond appropriately to changing consumer preferences and fashion trends in a timely manner could have a material adverse impact on our profitability.
Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise at competitive prices and in adequate quantities that satisfies customer demand in a timely manner. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations. Misjudgments or unanticipated fashion changes could also have a material adverse effect on our image with our customers. Some of our vendors have limited resources, production capacities and operating histories and some have intentionally limited the distribution of their merchandise. The inability or unwillingness on the part of key vendors to expand their operations to keep pace with the anticipated growth of our store concepts, or the loss of one or more key vendors or proprietary brand sources for any reason, could have a material adverse effect on our business.
Our continued growth depends on our ability to develop new store concepts and open new stores in our existing concepts. Any failure to do so may negatively impact our stock price and operational performance.
Our continued growth depends to a significant degree on the success of our existing retail stores, our ability to open and operate stores on a profitable basis, and to manage our planned expansion. Our store concepts are located principally in enclosed regional shopping malls. Our PacSun concept is a relatively mature concept with limited domestic opportunities to open new stores in such malls. The performance of our d.e.m.o. concept has been inconsistent and the size of the market for this concept is uncertain. Our newest concept, One Thousand Steps, is at a very early stage (nine stores) and is not yet proven. There can be no assurance that we will achieve what expansion is planned, that such expansion will be profitable, or that we will be able to manage our growth effectively. In addition, our ability to sustain future long-term growth is dependent, in part, on our ability to successfully develop, implement and evolve new retail concepts, including d.e.m.o. and One Thousand Steps. Our planned expansion is dependent upon a number of factors, including the performance of our existing stores, our ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train additional qualified management level and other employees with the skills required to create or acquire new, unrelated retail concepts. Factors beyond our control may also affect our ability to expand, including general economic and business conditions affecting consumer spending. Any failure to manage growth or develop profitable new retail concepts could have a material adverse effect on our business, stock price, financial condition and results of operations.
We launched operations of a new retail concept, One Thousand Steps, in fiscal 2006, which could divert attention from existing operations.
We have launched operations for One Thousand Steps in fiscal 2006 through the opening of the first nine test stores (as of August 2006). This new concept is at a very early stage and is not yet proven. Our ability to make this new retail concept successful is subject to numerous risks, including, but not limited to, (i) lower productivity (in terms of sales per square foot) than anticipated or required to make the concept profitable and expandable, (ii) higher than anticipated construction costs, (iii) unanticipated operating problems, (iv) lack of customer acceptance, (v) new vendor relationships, (vi) competition from existing and new retailers, and (vii) lack of sufficient product differentiation. There can be no assurance that this new retail concept will achieve sales and profitability levels that justify the Company’s investment in it. Additionally, the expansion of this new retail concept involves other risks that could have a material adverse effect on the Company, including, but not limited to, (i) diversion of management’s attention from the Company’s core businesses, (ii) inability to attract, train and retain qualified personnel, including management and product designers, and (iii) difficulty in locating and obtaining favorable store sites and negotiating acceptable lease terms. Any inability to succeed in developing this new retail concept could have a material adverse effect on our continued growth and results of operations.
We face significant competition from both vertically-integrated and brand-based competitors that are growing rapidly, which could have a material adverse effect on our business.
The retail apparel, footwear and accessory business is highly competitive. All of our store concepts compete on a national level with a diverse group of retailers, including vertically-integrated and brand-based national, regional and local specialty retail stores and certain leading department stores that offer the same or similar brands and styles of merchandise as we do. Many of our competitors are larger and have significantly greater resources than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.
Our customers may not prefer our proprietary brand merchandise, which may negatively impact our profitability.
Sales from proprietary brand merchandise accounted for approximately 31%, 30%, and 32% of net sales in fiscal 2005, 2004 and 2003, respectively. There can be no assurance that we will be able to achieve increases in proprietary brand merchandise sales as a percentage of net sales. Because our proprietary brand merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise changes significantly (up or down), may have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations.

Our current or prospective vendors may be unable or unwilling to supply us with adequate quantities of their merchandise in a timely manner or at acceptable prices, which could have a material adverse impact on our business.
The success of our business is dependant upon developing and maintaining good relationships with our vendors. We work very closely with our vendors to develop and acquire appropriate merchandise at acceptable prices for our stores. However, we do not have any contractual relationships with our vendors. In addition, some of our vendors are relatively unsophisticated or underdeveloped and may have difficulty in providing adequate quantities or quality of merchandise to us in a timely manner. Also, certain of our vendors sell their merchandise directly to retail customers in direct competition with us. Our vendors could discontinue their relationship with us or raise prices on their merchandise at any time. There can be no assurance that we will be able to acquire sufficient quantities of quality merchandise at acceptable prices in a timely manner in the future. Any inability to do so, or the loss of one or more of our key vendors, could have a material adverse impact on our business, results of operations and financial condition.
Our foreign sources of production may not always be reliable, which may result in a disruption in the flow of new merchandise to our stores.
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
We are currently evaluating store design alternatives for all of our retail concepts, which may not result in improved operational performance.
We believe that store design is an important element in the customer shopping experience. Many of our stores have been in operation for many years and have not been updated or renovated since opening. Some of our competitors are in the process of updating, or have updated, their store designs, which may make our stores appear less attractive visually. We have been testing or plan to test new store design alternatives for all of our retail concepts in an attempt to update the look of our stores and improve their productivity. This process carries additional risks such as higher than anticipated construction costs, lack of customer acceptance, and lower store productivity than planned or anticipated, among others. There can be no assurance that this process will prove successful in improving operational results or that we can achieve meaningful results in an adequate timeframe. Any inability on our part to successfully implement new store designs in a timely manner could have a material adverse effect on our business, financial condition and results of operations.
The loss of key personnel could have a material adverse effect on our business at any time.
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
Our information systems may not be adequate to support future growth, which could disrupt business operations.
We have experienced periods of rapid growth in the past. While we regularly evaluate our information systems capabilities and requirements, there can be no assurance that our existing information systems will be adequate to support future growth or will remain adequate to support the existing needs of our business. In order to support future growth, we may have to undertake significant information system implementations, modifications and/or upgrades in the future at significant cost to us. Such projects involve inherent risks associated with replacing and/or changing existing systems, such as accurately capturing data and experiencing system disruptions, among others. Information system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our business, results of operations and financial condition.
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
Our dependence on a single distribution facility exposes us to significant business disruption risks.
All of our current distribution functions continue to reside within a single facility in Anaheim, California. The Company has purchased land in Olathe, Kansas and plans to construct a second distribution center at that site. This new distribution center is currently expected to become operational in the second half of fiscal 2007. Any significant interruption in the operation of the existing distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our current distribution center will be adequate to support our future growth.
Our stock price can fluctuate significantly due to a variety of factors, which can negatively impact our total market value.
The market price of our common stock has fluctuated substantially and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, net sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates made by management or analysts, or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in the past. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.
Selling merchandise over the internet carries particular risks that can have a negative impact on our business.
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
The effects of terrorism or war could significantly impact consumer spending and our operational performance.
The majority of our stores are located in regional shopping malls. Any threat or actual act of terrorism, particularly in public areas, could lead to lower customer traffic in regional shopping malls. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales. Additionally, war or the threat of war could significantly diminish consumer spending, resulting in decreased sales for the Company. Decreased sales would have a material adverse effect on our business, financial condition and results of operations.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
For information on repurchases made during the first half of fiscal 2006, see Note 6 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 2.
Item 3 — Defaults upon Senior Securities
None
Item 4 — Submission of Matters to a Vote of Security Holders
a) The 2006 Annual Meeting of Shareholders of the Company was held on May 17, 2006.
b) At the 2006 Annual Meeting, Michael Weiss was elected as a Class I Director of the Company for a one-year term ending in 2007. Seth R. Johnson, Sally Frame Kasaks, Thomas M. Murnane and Peter Starrett were elected as Class II Directors of the Company for a two-year term ending in 2008. Additionally, Julius Jensen III, Pearson C. Cummin III and Michael Goldstein continued in office after the meeting.
c) In addition, the shareholders voted on and ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 3, 2007.
Voting at the 2006 Annual Meeting for the election of directors is set forth below. Each of the nominees identified below was elected a director.

DIRECTOR NAME	VOTES CAST FOR	VOTES WITHHELD
Class I:
Michael Weiss	68,073,096	333,162

Class II:
Seth R. Johnson	67,891,885	514,373
Sally Frame Kasaks	68,019,571	386,687
Thomas M. Murnane	68,026,121	380,137
Peter Starrett	68,005,740	400,518
With respect to the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending February 3, 2007, 66,405,587 votes were cast for approval, 1,993,398 votes were cast against approval, 7,271 votes abstained and there were no broker non-votes.
Item 5 — Other Information
None
Item 6 — Exhibits

Exhibit 10.1	Form Notice of Grant of Director Stock Appreciation Rights and Terms and Conditions of Stock Appreciation Rights (1)

Exhibit 10.2	Form Notice of Grant of Stock Appreciation Rights and Terms and Conditions of Stock Appreciation Rights (1)

Exhibit 10.3	Form Notice of Grant of Restricted Stock Award and Award Agreement (1)

Exhibit 10.4	Amendment No. 3 to Amended and Restated Employment Agreement between the Company and Greg H. Weaver, dated March 29, 2006 (2)

Exhibit 31.1	Written statements of Seth R. Johnson and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Written statement of Seth R. Johnson and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on From 8-K, as filed with the Securities and Exchange Commission on May 23, 2006

(2)	Incorporated by reference from the Company’s Current Report on From 8-K, as filed with the Securities and Exchange Commission on April 4, 2006

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: August 31, 2006	/s/ SETH R. JOHNSON
Seth R. Johnson
Director and Chief Executive Officer (Principal Executive Officer)

Date: August 31, 2006	/s/ GERALD M. CHANEY
Gerald M. Chaney
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
Exhibit 10.1	Form Notice of Grant of Director Stock Appreciation Rights and Terms and Conditions of Stock Appreciation Rights (1)

Exhibit 10.2	Form Notice of Grant of Stock Appreciation Rights and Terms and Conditions of Stock Appreciation Rights (1)

Exhibit 10.3	Form Notice of Grant of Restricted Stock Award and Award Agreement (1)

Exhibit 10.4	Amendment No. 3 to Amended and Restated Employment Agreement between the Company and Greg H. Weaver, dated March 29, 2006 (2)

Exhibit 31.1	Written statements of Seth R. Johnson and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Written statement of Seth R. Johnson and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on From 8-K, as filed with the Securities and Exchange Commission on May 23, 2006

(2)	Incorporated by reference from the Company’s Current Report on From 8-K, as filed with the Securities and Exchange Commission on April 4, 2006