Form 10-Q
period 2006-10-28
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2006-12-05
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 28, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 30, 2006, the registrant had 69,458,992 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended October 28, 2006
Index

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets October 28, 2006 and January 28, 2006	3
	Condensed Consolidated Statements of Income and Comprehensive Income Third quarter (13 weeks) and nine months (39 weeks) ended October 28, 2006 and October 29, 2005	4
	Condensed Consolidated Statements of Cash Flows Nine months (39 weeks) ended October 28, 2006 and October 29, 2005	5
	Notes to Condensed Consolidated Financial Statements	6-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24-28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

	SIGNATURE PAGE	30
EXHIBIT 3.1
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 32.1

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share amounts)

	October 28, 2006	January 28, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$55,453	$95,185
Marketable securities	—	74,911
Merchandise inventories	252,680	215,140
Other current assets	32,120	41,485

Total current assets	340,253	426,721

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	707,555	602,962
Less accumulated depreciation and amortization	(288,159)	(247,140)

Total property and equipment, net	419,396	355,822

Other Assets	16,350	25,018

TOTAL ASSETS	$775,999	$807,561

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$77,911	$47,550
Other current liabilities	67,807	74,921

Total current liabilities	145,718	122,471

LONG-TERM LIABILITIES:
Deferred lease incentives	86,377	81,440
Deferred rent	31,039	28,748
Deferred income taxes	12,584	12,584
Other long-term liabilities	8,799	15,528

Total long-term liabilities	138,799	138,300

Commitments and contingencies (Note 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 69,397,391 and 73,751,249 shares issued and outstanding, respectively	694	737
Additional paid-in capital	2,976	23,866
Retained earnings	487,812	522,187

Total shareholders’ equity	491,482	546,790

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$775,999	$807,561

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited, all amounts in thousands except share and per share amounts)

	For the Third Quarter Ended		For the Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	$375,427	$377,491	$988,996	$966,540
Cost of goods sold, including buying, distribution and occupancy costs	269,085	233,052	687,947	614,395

Gross margin	106,342	144,439	301,049	352,145

Selling, general and administrative expenses	92,562	80,905	255,355	228,618

Operating income	13,780	63,534	45,694	123,527

Interest income, net	709	1,566	3,594	3,831

Income before income tax expense	14,489	65,100	49,288	127,358

Income tax expense	5,506	24,616	18,729	48,155

Net income	$8,983	$40,484	$30,559	$79,203

Comprehensive income	$8,983	$40,484	$30,559	$79,203

Net income per share, basic	$0.13	$0.54	$0.43	$1.06

Net income per share, diluted	$0.13	$0.54	$0.43	$1.04

Wtd. avg. shares outstanding, basic	69,344,402	74,531,489	71,274,716	74,983,286

Wtd. avg. shares outstanding, diluted	69,561,420	75,337,910	71,657,385	76,003,452
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	October 28, 2006	October 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,559	$79,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,632	46,782
Stock-based compensation	5,392	—
Tax benefits related to stock-based compensation	1,556	6,895
Excess tax benefits related to stock-based compensation	(963)	—
Loss on disposal of property and equipment	373	126
Change in operating assets and liabilities:
Merchandise inventories	(37,540)	(68,734)
Other current assets	12,237	(5,899)
Other assets	8,668	(3,098)
Accounts payable	30,361	7,970
Other current liabilities	(18,879)	10,163
Deferred lease incentives	4,937	12,786
Deferred rent	1,969	(1,356)
Other long-term liabilities	(6,687)	2,456

Net cash provided by operating activities	84,615	87,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(107,087)	(77,815)
Purchases of available-for-sale marketable securities	(226,503)	(602,925)
Sales of available-for-sale marketable securities	286,803	599,875
Purchases of held-to-maturity marketable securities	—	(21,038)
Maturities of held-to-maturity marketable securities	14,611	29,000

Net cash used in investing activities	(32,176)	(72,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(99,347)	(43,739)
Proceeds from exercise of stock options	6,532	12,957
Excess tax benefits from stock-based compensation	963	—
Principal payments under long-term debt and capital lease obligations	(319)	(1,216)

Net cash used in financing activities	(92,171)	(31,998)

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(39,732)	(17,607)
CASH AND CASH EQUIVALENTS, beginning of period	95,185	64,308

CASH AND CASH EQUIVALENTS, end of period	$55,453	$46,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4	$41
Cash paid for income taxes	$34,941	$35,638
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase to additional paid-in capital related to the issuance of stock to satisfy certain deferred compensation liabilities	$—	$1,142
Increase in non-cash property and equipment accruals	$9,492	$8,821
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended October 28, 2006
(unaudited, all amounts in thousands except share and per share amounts unless otherwise indicated)
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Nature of Business — Pacific Sunwear of California, Inc. and its subsidiaries (collectively, unless the context otherwise requires, the “Company”) is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates four nationwide, primarily mall-based chains of retail stores, under the names “Pacific Sunwear” (as well as “PacSun”), “Pacific Sunwear Outlet” (as well as “PacSun Outlet”), “demo,” and “One Thousand Steps.” Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teens and young adults. demo specializes in fashion-focused street wear, including casual apparel, footwear and related accessories catering to teens and young adults. One Thousand Steps stores specialize in fashion-forward footwear and accessories catering to young adults. The Company launched operations for One Thousand Steps in April 2006 and currently operates nine One Thousand Steps stores. In addition, the Company operates two e-commerce websites (www.pacsun.com and www.demostores.com) which sell PacSun and demo merchandise online, respectively, provide content and a community for its target customers, and provide information about the Company. The Company also operates a third website (www.onethousandsteps.com) that provides store location and product information for One Thousand Steps.
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the third quarter and nine months ended October 28, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007 (“fiscal 2006”). For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended January 28, 2006 (“fiscal 2005”).
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
New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 requires that the financial statement effects of a tax position be recognized when, based on the technical merits, the Company believes that the position will more likely than not be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold will initially and subsequently be recorded at the largest amount of tax benefit that will more likely than not be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company must adopt FIN 48 for the fiscal year beginning February 4, 2007. The Company is currently evaluating the impact, if any, of the adoption of FIN 48 on its consolidated results of operations and financial position.
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
For fiscal 2006, compensation expense was recognized under the modified prospective method of SFAS 123(R) for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all stock-based compensation awards granted after January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company’s financial results for prior periods have not been restated.
Consistent with the valuation method used for the disclosure-only provisions of SFAS 123 prior to fiscal 2006, the Company is using the Black-Scholes option-pricing model to estimate the grant date fair value of its recognized stock-based compensation expense for fiscal 2006. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s stock. The Company records stock-based compensation expense using the graded vesting method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. For fiscal 2006, the Company’s stock-based compensation expense resulted from awards of stock options, non-vested shares, and stock appreciation rights, as well as from shares purchased under the Company’s employee share purchase plan.

For the first nine months of fiscal 2006 and 2005, the fair value of the Company’s stock-based compensation awards was determined using the following weighted average assumptions:

Fiscal Year
	2006	2005
Expected Option Life	5 years	5 years
Stock Volatility	41.3% — 48.7%	53.4% — 62.8%
Risk-free Interest Rates	4.6% — 5.1%	3.9% — 4.5%
Expected Dividends	None	None
As a result of adopting SFAS 123(R), the Company’s net income and earnings per share for the first nine months of fiscal 2006 were $3.3 million and $0.05 lower, respectively, than if it had continued to account for stock-based compensation under APB 25 as it did during fiscal 2005. Stock-based compensation expense for the first nine months of fiscal 2006 was included in costs of goods sold for the Company’s buying and distribution employees ($1.5 million) and in selling, general and administrative expense for all other employees ($3.8 million). The adoption of SFAS 123(R) had no impact on the Company’s cash flows.
A summary of stock option activity under the Company’s 2005 Performance Incentive Plan for the first nine months of fiscal 2006 is presented in the following table:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock Options	(000s)	Price	Term (Yrs.)	($000s)
Outstanding at January 29, 2006	4,248	$19.18
Granted	169	22.91
Exercised	(335)	10.86
Forfeited or expired	(367)	21.52

Outstanding at April 29, 2006	3,715	$19.87	6.34	$16,825
Granted	478	20.45
Exercised	(110)	11.33
Forfeited or expired	(329)	24.70

Outstanding at July 29, 2006	3,754	$19.77	6.12	$7,210
Granted	11	17.17
Exercised	(82)	13.17
Forfeited or expired	(395)	22.92

Outstanding at October 28, 2006	3,288	$19.55	5.80	$7,130

Exercisable at October 28, 2006	1,879	$16.90	5.37	$6,926

The weighted-average grant-date fair value of options granted during the first nine months of fiscal 2006 and 2005 was $9.36 and $14.55, respectively. The total intrinsic value of options exercised during the first nine months of fiscal 2006 and 2005 was $5.2 million and $18.7 million, respectively.

A summary of the status of the Company’s non-vested shares during the first nine months of fiscal 2006 is presented below. There was no activity regarding non-vested share awards during the first quarter:

		Weighted-
	Shares	Average Grant-
Non-vested Shares	(000)	Date Fair Value
Non-vested at January 29, 2006	—	$—
Granted	284	20.10
Vested	—	—
Forfeited	(4)	20.16

Non-vested at July 29, 2006	280	$20.10
Granted	12	15.04
Vested	—	—
Forfeited	(15)	20.16

Non-vested at October 28, 2006	277	$19.87
At October 28, 2006, the Company had approximately $18.5 million of compensation cost related to non-vested stock option and non-vested share awards not yet recognized. This compensation expense is expected to be recognized over a weighted average period of approximately 2.8 years. No vesting of non-vested share awards occurred during the first nine months of fiscal 2006.
A reconciliation of reported net income and earnings per share for the third quarter and first nine months of fiscal 2005 to that which would have been reported if SFAS 123(R) had been in place for that period is presented in the following table:

	Third Quarter	Nine Months
	Ended	Ended
	October 29,	October 29,
	2005	2005
Net income, as reported	$40,484	$79,203
Less stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(1,540)	(5,530)

Pro forma net income	$38,944	$73,673

Earnings per Share
Basic, as reported	$0.54	$1.06
Basic, pro forma	$0.52	$0.98

Diluted, as reported	$0.54	$1.04
Diluted, pro forma	$0.52	$0.98
Segment Reporting — The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories, footwear and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. The Company has identified four operating segments (PacSun, PacSun Outlet, demo, and One Thousand Steps) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” E-commerce operations for PacSun and demo are included in their respective operating segments. The four operating segments have been aggregated into three reportable segments (PacSun, demo and One Thousand Steps). Information for the first nine months of fiscal 2006 concerning each of the three reportable segments is set forth in the following table:

			One
			Thousand
	PacSun	demo	Steps	Total
Net Sales	$855,402	$130,790	$2,804	$988,996
Comparable Store Sales %	(4.6)%	(6.9)%	n/a	(4.9)%
Contribution Margin	$148,341	$(1,547)	$(2,007)	$144,787
Number of Stores	945	215	9	1,169
Square Footage (in 000s)	3,582	603	24	4,209
The Company launched operations for One Thousand Steps in April 2006. The Company expects contribution margins for One Thousand Steps to be negative during at least the first full year of operations due to the significant start-up costs incurred in launching the initial nine stores opened to date. demo’s contribution margin was negative during the first nine months of fiscal 2006 primarily due to significant markdown activity taken due to negative comparable store net sales results.
3. OTHER CURRENT ASSETS
As of the dates presented, other current assets consisted of the following:

	October 28,	January 28,
	2006	2006
Prepaid expenses	$12,800	$22,360
Non-trade accounts receivable	10,003	12,679
Deferred income taxes	6,446	6,446
Income taxes receivable	2,871	—

Total other current assets	$32,120	$41,485

4. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following:

	October 28,	January 28,
	2006	2006
Accrued capital expenditures	$17,950	$8,779
Accrued compensation and benefits	13,870	12,250
Accrued gift cards	7,282	12,620
Sales taxes payable	6,185	7,895
Income taxes payable	—	14,896
Other	22,520	18,481

Total other current liabilities	$67,807	$74,921

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
Letters of Credit — The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $21 million outstanding at October 28, 2006, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

6. COMMON STOCK REPURCHASE AND RETIREMENT
The Company entered fiscal 2006 with approximately $50 million remaining to be spent under its stock repurchase plan, which was originally approved by its Board of Directors and announced in January 2004. Over time, the Company’s Board of Directors has continued to authorize additional stock repurchases, including an additional $100 million authorized in May 2006. The repurchase authorizations do not expire until all authorized funds have been expended. In accordance with California law, all repurchased shares are immediately retired. During the first nine months of fiscal 2006 and 2005, the Company made repurchases of its own common stock of $99 million and $44 million, respectively, under these authorizations. The Company did not repurchase any stock during the third quarter of fiscal 2006. Details of the Company’s fiscal 2006 share repurchase activity are presented in the table below:

			# of Shares		Maximum Value of
			Purchased as Part		Shares that May Yet
	# of Shares	Average Price Paid	of Publicly	Value of Shares	be Purchased Under
Period	Purchased	Per Share	Announced Plan	Purchased	the Plan
2005 Authorization:					$49,856
March 2006	1,100,000	$22.33	1,100,000	$24,563	$25,293
April 2006	600,000	$22.67	600,000	$13,600	$11,693
May 2006	400,000	$22.54	400,000	$9,016	$2,677
June 2006	131,255	$20.40	131,255	$2,677	$—

Total	2,231,255	$22.34	2,231,255	$49,856	$—

2006 Authorization:					$100,000
June 2006	468,745	$20.05	468,745	$9,397	$90,603
July 2006	2,216,000	$18.09	2,216,000	$40,095	$50,508

Total	2,684,745	$18.43	2,684,745	$49,492	$50,508

Grand Total	4,916,000	$20.21	4,916,000	$99,348	$50,508

7. NET INCOME PER SHARE, BASIC AND DILUTED
The following table summarizes the computation of earnings per share (“EPS”):

Third Quarter Ended:	October 28, 2006			October 29, 2005
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:	$8,983	69,344,402	$0.13	$40,484	74,531,489	$0.54
Diluted EPS:
Effect of dilutive equivalents	—	217,018	(0.00)	—	806,421	(0.00)

	$8,983	69,561,420	$0.13	$40,484	75,337,910	$0.54

Nine Months Ended:	October 28, 2006			October 29, 2005
	Net			Net
	Income	Shares	EPS	Income	Shares	EPS
Basic EPS:	$30,559	71,274,716	$0.43	$79,203	74,983,286	$1.06
Diluted EPS:
Effect of dilutive equivalents	—	382,669	(0.00)	—	1,020,166	(0.02)

	$30,559	71,657,385	$0.43	$79,203	76,003,452	$1.04

Options to purchase 2,476,923 and 2,056,763 shares of common stock in the third quarter of fiscal 2006 and 2005, respectively, and 2,480,699 and 1,735,008 shares of common stock in the first nine months of fiscal 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock.

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
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always through the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including discussions of future comparable store net sales, markdowns, operating margins, average store sales trends, expected effects of reducing the density of inventory in our stores, sufficiency of cash flows from operations to fund operations for the next twelve months, and expected One Thousand Steps contribution margins are based on information available to us as of the date hereof, and we do not intend, or assume any obligation, to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made. See “Risk Factors” in Part II, Item 1A of this Form 10-Q for a discussion of some of the important risks that may affect our business, results of operations and financial condition.
Executive Overview
We consider the following items to be key performance indicators in evaluating Company performance:
Comparable store (or “same store”) net sales — Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Same store net sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses, and other costs that are of a more fixed nature. Positive same store net sales results generate greater operating leverage of expenses while negative same store net sales results negatively impact operating leverage. Same store net sales results also have a direct impact on our total net sales, cash, and working capital. Year-to-date same store net sales are negative for fiscal 2006 and could continue to be negative during the remainder of fiscal 2006.
Net merchandise margins — We analyze the components of net merchandise margins, specifically initial markup and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations. During the third quarter of fiscal 2006, we incurred an inventory write-down charge of approximately $11 million at cost, primarily for footwear and accessory categories. Markdowns are expected to remain higher for fiscal 2006 than in fiscal 2005.
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
Store sales trends — We evaluate store sales trends in assessing the operational performance of our store expansion strategies. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store were $1.3 million in each of fiscal 2005 and 2004. Average net sales per square foot were $371 and $374 in fiscal 2005 and 2004, respectively. If the current year-to-date same-store net sales trend continues, these average store sales trends will likely be lower for fiscal 2006.
Cash flow and liquidity (working capital) — We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. We expect cash flows from operations will be sufficient to finance operations without borrowing significantly under our credit facility for the next twelve months.
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
Recognition of Revenue — Sales are recognized upon purchase by customers at our retail store locations or upon delivery to and acceptance by the customer for orders placed through our website. We accrue for estimated sales returns by customers based on historical sales return results. Actual return rates have historically been within our expectations and the reserves established. However, in the event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected. We record the sale of gift cards as a current liability and recognize a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.
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
Determination of Stock-Based Compensation Expense — Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under this method we recognize compensation expense for all stock-based compensation awards granted after January 28, 2006 and prior to but not yet vested as of, January 28, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vesting method over the requisite service period of the award. Prior to SFAS 123(R) adoption, we accounted for stock-based payments under APB 25, “Accounting for Stock Issued to Employees,” and accordingly, we were not required to recognize compensation expense for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant. Prior periods have not been restated.
Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. We use the Black-Scholes option-pricing model to determine compensation expense. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See “Stock-Based Compensation” within Note 2 to the condensed consolidated financial statements for a further discussion on stock-based compensation.
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
Evaluation of Income Taxes — Current income tax expense is the amount of income taxes expected to be payable for the current reporting period. The combined federal and state income tax expense was calculated using estimated effective annual tax rates. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning in assessing the value of our deferred tax assets. Evaluating the value of these assets is necessarily based on our judgment. If we determined that it was more likely than not that the carrying value of these assets would not be realized, we would reduce the value of these assets to their expected realizable value through a valuation allowance, thereby decreasing net income. If we subsequently determined that the carrying value of these assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.
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

Results of Operations
The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

	Third Quarter Ended		Nine Months Ended
	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	71.7	61.7	69.6	63.6

Gross margin	28.3	38.3	30.4	36.4
Selling, general and administrative expenses	24.6	21.5	25.8	23.6

Operating income	3.7	16.8	4.6	12.8
Interest income, net	0.2	0.4	0.4	0.4

Income before income tax expense	3.9	17.2	5.0	13.2
Income tax expense	1.5	6.5	1.9	5.0

Net income	2.4%	10.7%	3.1%	8.2%

The following table sets forth the Company’s number of stores (by store concept and in total) and total square footage as of the dates indicated:

	October 28, 2006	October 29, 2005
PacSun stores	835	798
Outlet stores	110	93
demo stores	215	193
One Thousand Steps stores	9	—

Total stores	1,169	1,084

Square footage (in 000’s)	4,209	3,828
The third quarter (thirteen weeks) ended October 28, 2006 as compared to the third quarter (thirteen weeks) ended October 29, 2005
Net Sales
Net sales decreased to $375 million for the third quarter of fiscal 2006 from $377 million for the third quarter of fiscal 2005, a decrease of $2 million, or 0.5%. The components of this $2 million decrease in net sales are as follows:

$millions	Attributable to
$(24)	7% decrease in comparable store net sales in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005

(1)	3 closed stores in fiscal 2006 and 10 closed stores in fiscal 2005

11	Net sales from stores opened in fiscal 2005 not yet included in the comparable store base

10	67 new stores opened in fiscal 2006 not yet included in the comparable store base

2	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)

$(2)	Total
Of the 7% decrease in comparable store net sales in the third quarter of fiscal 2006, PacSun and PacSun Outlet comparable store net sales decreased a combined 6% and demo comparable store net sales decreased 12%. In percentage terms, the average sale transaction in a comparable store for the third quarter of fiscal 2006 was flat to the third quarter of fiscal 2005 while average retail prices were down low single digits over the same period. Total transactions per comparable store were down mid single digits. If the current year-to-date comparable store net sales trend continues, comparable store net sales results could continue to be negative for the remainder of fiscal 2006.
Within PacSun and PacSun Outlet, comparable store net sales of guys’ and girls’ merchandise decreased 1% and 12%, respectively. Guys’ comparable store net sales results were characterized by weakness in accessories, sneakers and tees, offset by strength in non-sneaker footwear, fleece, shorts and long-sleeve knits. Girls’ comparable store net sales results were characterized by weakness in sneakers, short-sleeve tees, casual pants and accessories, only partially offset by strength in non-sneaker footwear, long-sleeve tees and shorts.
Within demo, comparable store net sales of girls’ and guys’ merchandise both decreased 12%, characterized by weakness in tops and basic denim. We continue to expand our assortment of footwear and accessories in demo stores, but these categories were down slightly versus last year. We believe these categories present significant growth opportunities for this concept in the future. We are also continuing to expand and evolve our brand assortment to be more fashion-focused and not solely targeted towards the hip-hop lifestyle.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, decreased to $106 million for the third quarter of fiscal 2006 from $144 million for the third quarter of fiscal 2005, a decrease of $38 million, or 26%. As a percentage of net sales, gross margin was 28.3% for the third quarter of fiscal 2006 compared to 38.3% for the third quarter of fiscal 2005. The 10% decrease in gross margin as a percentage of net sales was largely attributable to higher markdowns in the third quarter of fiscal 2006 ($62 million at cost) compared to the third quarter of fiscal 2005 ($36 million at cost), resulting in a 7% decrease in gross margin as a percentage of net sales. Included in the higher markdown rate was an inventory write-down charge of approximately $11 million at cost during the third quarter of fiscal 2006, targeted primarily at our poorly performing sneaker and accessories businesses in PacSun. We have changed our inventory strategy to operate our stores with a lower overall inventory density, which we believe will allow us to improve the presentation and clarity of our merchandising assortments. Other significant factors contributing to the gross margin decline were a deleveraging of occupancy costs (a decline of 2% in gross margin as a percentage of net sales) as well as distribution and buying costs (a decline of 1% in gross margin as a percentage of net sales) due to the negative same-store sales results in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $93 million for the third quarter of fiscal 2006, up from $81 million for the third quarter of fiscal 2005, an increase of $12 million, or 14%. These expenses increased to 24.6% as a percentage of net sales in the third quarter of fiscal 2006 from 21.5% in the third quarter of fiscal 2005. The components of this 3.1% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
1.3	Store payroll expenses as a percentage of net sales were 11.8% ($44 million) in the third quarter of fiscal 2006 as compared to 10.5% ($40 million) in the third quarter of fiscal 2005. In absolute dollars, these expenses were up primarily due to new store openings. As a percentage of net sales, these expenses were up due to deleveraging them against the negative same-store sales results in the third quarter of fiscal 2006.

1.3	Increase in direct store expenses as a percentage of net sales to 7.1% ($27 million) for the third quarter of fiscal 2006 from 5.8% ($22 million) for the third quarter of fiscal 2005. In absolute dollars, these expenses were up primarily due to increased depreciation associated with the addition of 24 net new stores during the fourth quarter of fiscal 2005 and 64 net new stores during the first nine months of fiscal 2006. As a percentage of net sales, these expenses were up due to deleveraging them against the negative same-store sales results in the third quarter of fiscal 2006.

0.5	Expenses incurred during the third quarter of fiscal 2006 that are non-comparable to the third quarter of fiscal 2005 include stock compensation expenses of $1.3 million (see Note 2, “Stock-Based Compensation,” in the notes to the condensed consolidated financial statements), and a charge of $1.1 million related to the resignation of our former CEO.

0.0	Other general and administrative expenses remained flat as a percentage of net sales at 5.2% in the third quarter of each of fiscal 2006 and 2005.

3.1	Total
Net Interest Income
Net interest income was $0.7 million and $1.6 million in the third quarters of fiscal 2006 and fiscal 2005, respectively. Interest income generated by higher interest rates was offset by the Company having lower average cash and short-term investment balances during the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. The lower cash and investment balances were the result of stock repurchase activity earlier in the year (see Note 6 to the condensed consolidated financial statements) and negative same-store sales results.
Income Tax Expense
Income tax expense was $6 million for the third quarter of fiscal 2006 compared to $25 million for the third quarter of fiscal 2005. The effective income tax rate was 38.0% in the third quarter of fiscal 2006 versus 37.8% in the third quarter of fiscal 2005. The increase in the effective income tax rate was primarily attributable to the expected stock-based compensation expense impacts of SFAS 123R (see Note 2 to the condensed consolidated financial statements). Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states. Our effective income tax rate may continue to change during fiscal 2006 due to the launch of One Thousand Steps, the construction of a second distribution center, and other planned business events.

The nine months (39 weeks) ended October 28, 2006 as compared to the nine months (39 weeks) ended October 29, 2005
Net Sales
Net sales increased to $989 million for the first nine months of fiscal 2006 from $967 million for the first nine months of fiscal 2005, an increase of $22 million, or 2%. The components of this $22 million increase in net sales are as follows:

$millions	Attributable to
$52	Net sales from stores opened in fiscal 2005 not yet included in the comparable store base

16	Net sales from 67 new stores opened in fiscal 2006 not yet included in the comparable store base

3	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)

(44)	5% decrease in comparable store net sales in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005

(5)	3 closed stores in fiscal 2006 and 10 closed stores in fiscal 2005

$22	Total
Of the 5% decrease in comparable store net sales in the first nine months of fiscal 2006, PacSun and PacSun Outlet comparable store net sales decreased 5% and demo comparable store net sales decreased 7%. In percentage terms, the average sale transaction was up slightly and average retail prices in a comparable store were down slightly. Total transactions per comparable store were down mid single digits. If the year-to-date comparable store net sales trend continues, comparable store net sales results could continue to be negative for the remainder of fiscal 2006.
Within PacSun and PacSun Outlet, comparable store net sales of guys’ and girls’ merchandise decreased 1% and 9%, respectively. Guys’ comparable store net sales results were characterized by weakness in sneakers, accessories, wovens, fashion denim and tees, offset by strength in shorts, non-sneaker footwear, basic denim, and knits. Girls’ comparable store net sales results were primarily characterized by weakness in sneakers, short-sleeve tees, fashion denim and woven tops, only partially offset by strength in shorts, swimwear, long-sleeve tees and non-sneaker footwear.
Within demo, comparable store net sales of guys’ and girls’ merchandise decreased 10% and 4%, respectively, both characterized by weakness in tops and basic denim. We continue to expand our assortment of footwear and accessories in demo stores as we believe these categories present significant future growth opportunities for this concept. Year-to-date, these categories were up significantly versus last year. We are also continuing to expand and evolve our brand assortment to be more fashion-focused and not solely targeted towards the hip-hop lifestyle.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, decreased to $301 million for the first nine months of fiscal 2006 from $352 million for the first nine months of fiscal 2005, a decrease of $51 million, or 15%. As a percentage of net sales, gross margin was 30.4% for the first nine months of fiscal 2006 compared to 36.4% for the first nine months of fiscal 2005. The 6% decrease in gross margin as a percentage of net sales was largely attributable to higher markdowns in the first nine months of fiscal 2006 ($131 million at cost) compared to the first nine months of fiscal 2005 ($94 million at cost), resulting in a 4% decrease in gross margin as a percentage of net sales. Included in the higher markdown rate was an inventory write-down charge of approximately $11 million at cost during the third quarter of fiscal 2006, targeted primarily at our poorly performing sneaker and accessories businesses in PacSun. We have changed our inventory strategy to operate our stores with a lower overall inventory density, which we believe will allow us to improve the presentation and clarity of our merchandising assortments. Other significant factors contributing to the gross margin decline were a deleveraging of occupancy, distribution and buying costs (a decline of 2% in gross margin as a percentage of net sales) due to the negative same-store sales results in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $255 million for the first nine months of fiscal 2006 from $229 million for the first nine months of fiscal 2005, an increase of $26 million, or 11%. These expenses increased to 25.8% as a percentage of net sales in the first nine months of fiscal 2006 from 23.6% in the first nine months of fiscal 2005. The components of this 2.2% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
1.0	Increase in direct store expenses as a percentage of net sales to 7.4% ($73 million) for the first nine months of fiscal 2006 from 6.4% ($62 million) for the first nine months of fiscal 2005, primarily due to increased depreciation expenses associated with new store openings and deleveraging these expenses over the negative same-store sales results in the first nine months of fiscal 2006.

0.9	Increase in store payroll expenses as a percentage of net sales to 12.5% ($123 million) in the first nine months of fiscal 2006 from 11.6% ($112 million) for the first nine months of fiscal 2005. In absolute dollars, these expenses were up primarily due to addition of 24 net new stores during the fourth quarter of fiscal 2005 and 64 net new stores during the first nine months of fiscal 2006. As a percentage of net sales, these expenses were up primarily due to deleveraging them against the negative same-store sales results in the first nine months of fiscal 2006.

0.5	Expenses incurred during the first nine months of fiscal 2006 that are non-comparable to the first nine months of fiscal 2005 include stock compensation expenses of $4 million (see Note 2, “Stock-Based Compensation,” in the notes to the condensed consolidated financial statements), and a charge of $1 million related to the resignation of our former CEO.

(0.2)	Decrease in all other general and administrative expenses as a percentage of net sales to 5.5% ($54 million) for the first nine months of fiscal 2006 from 5.7% ($55 million) for the first nine months of fiscal 2005.

2.2	Total
Net Interest Income
Net interest income was $4 million in the first nine months of each of fiscal 2006 and 2005. Interest income generated by higher interest rates was offset by the Company having lower average cash and short-term investment balances during fiscal 2006 versus 2005. The lower cash and investment balances were the result of stock repurchase activity earlier in the year (see Note 6 to the condensed consolidated financial statements) and negative same-store sales results.
Income Tax Expense
Income tax expense was $19 million for the first nine months of fiscal 2006 compared to $48 million for the first nine months of fiscal 2005. The effective income tax rate was 38.0% in the first nine months of fiscal 2006 as compared to 37.8% in the first nine months of fiscal 2005. The increase in the effective income tax rate was primarily attributable to stock-based compensation (see Note 2 to the condensed consolidated financial statements). Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states. Our effective income tax rate may continue to change during fiscal 2006 due to the launch of One Thousand Steps, the construction of a second distribution center, and other planned business events.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings as business needs have required. Our primary capital requirements are typically for the construction of newly opened, remodeled, expanded or relocated stores, the financing of inventories and, in the past, construction of corporate facilities. We believe that our working capital and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements without borrowing significantly under our credit facility for at least the next twelve months.

Operating Cash Flows
Net cash provided by operating activities was $85 million for the first nine months of fiscal 2006 compared to $87 million for the first nine months of fiscal 2005. The $2 million decrease in cash provided by operations in the first nine months of fiscal 2006 versus the first nine months of fiscal 2005 was attributable to the following:

$millions	Attributable to
$(49)	Decrease in net income.

(23)	Decrease in cash flows from accrued income taxes. Cash payments for income taxes were $1 million lower than prior year, but current year accruals have been lower due to reduced net income.

54	Increase in cash flows from accounts payable, net of inventory, due to timing of payments and decreased inventory per square foot.

14	Increase in cash flows from prepaid expenses due to timing of payments.

2	Increase in net cash flows from all other assets and liabilities.

$(2)	Total
Working Capital
Working capital at October 28, 2006 was $195 million compared to $304 million at January 28, 2006, a decrease of $109 million. The changes in working capital were as follows:

$millions	Description
$304	Working capital at January 28, 2006

(145)	Decrease in cash and marketable securities, net of accounts payable, primarily due to stock repurchases, capital expenditures and negative same store sales results for the first nine months of fiscal 2006, among other items (see cash flow statement).

38	Increase in inventory, primarily due to the addition of 64 net new stores and slower inventory turns due to the negative same-store sales results during the first nine months of fiscal 2006.

(2)	Net decrease in working capital attributable to all other current assets and liabilities.

$195	Working capital at October 28, 2006
Investing Cash Flows
Net cash used in investing activities in the first nine months of fiscal 2006 was $32 million versus $73 million for the first nine months of fiscal 2005, an increase in cash flows from investing activities of $41 million. Investing cash flows for the first nine months of fiscal 2006 were comprised of capital expenditures of $107 million, partially offset by $75 million in net maturities of marketable securities. Capital expenditures were predominantly for the opening of new, relocated and expanded stores and improving the visual presentation of our stores. Due to the increasing interest rate environment during fiscal 2006, the Company has liquidated longer-term marketable securities (original maturity period of 3 months to one year) as they matured in favor of shorter-term marketable securities (original maturity of less than 3 months) in order to take advantage of the increasing interest rates.
Fiscal 2007 Store Opening Plans
Given the current trend in our business, we feel it is prudent to slow the pace of our store openings for fiscal 2007. As a result, we currently anticipate opening approximately 40 new stores and 30-35 expansions/relocations during fiscal 2007, primarily focused within the PacSun concept. This will result in total square footage growth for fiscal 2007 of approximately four percent.
Financing Cash Flows
Net cash used in financing activities in the first nine months of fiscal 2006 was $92 million compared to $32 million for the first nine months of fiscal 2005. The Company repurchased and retired common stock in the amount of $99 million during the first nine months of fiscal 2006 as compared to $44 million in the first nine months of fiscal 2005. Proceeds from employee exercises of stock options were $6 million lower in the first nine months of fiscal 2006 ($7 million) than in the first nine months of fiscal 2005 ($13 million).
Information regarding the Company’s common stock repurchase program is contained in Note 6 to the condensed consolidated financial statements, which note is incorporated herein by this reference.
Credit Facility
We have an unsecured $200 million credit agreement with a syndicate of lenders which expires September 14, 2010. The credit facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at our option under certain circumstances. The credit facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the credit facility bear interest at the Administrative Agent’s alternate base rate (as defined, 5.3% at October 28, 2006) or at optional interest rates that are primarily dependent upon LIBOR for the time period chosen. We had no direct borrowings outstanding under the credit facility at October 28, 2006. The credit facility requires us to maintain certain financial covenants, all of which we were in compliance with as of October 28, 2006.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as leases for computer and other equipment as of October 28, 2006. We lease all of our retail store locations under operating leases. We lease equipment primarily under operating leases, but also occasionally under capital leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At October 28, 2006, our future financial commitments under these arrangements were as follows:

Contractual Obligations	Payments Due by Period
(in $millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$681	$108	$206	$171	$196
Letters of credit	21	21	—	—	—
Total	$702	$129	$206	$171	$196
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
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We anticipate closing approximately five to ten stores during fiscal 2006.

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
New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 2 to the condensed consolidated financial statements for the quarter ended October 28, 2006, which note is incorporated herein by this reference.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At October 28, 2006, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during fiscal 2006 or 2005. Based on the interest rate of 5.3% on our credit facility at October 28, 2006, if interest rates on the credit facility were to increase by 10%, net income would not be materially affected. We are not a party to any derivative financial instruments.

ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 28, 2006.
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
Our comparable store net sales results have fluctuated significantly on a monthly, quarterly, and annual basis, and are expected to continue to fluctuate in the future. For example, over the past five years, monthly comparable store net sales results have varied from a low of minus 11% to a high of plus 20%. A variety of factors affect our comparable store net sales results, including changes in fashion trends and customer preferences, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. Our comparable store net sales results for any particular fiscal month, quarter or year may decrease. As a result of these or other factors, our comparable store net sales results, both past and future, are likely to have a significant effect on our operating performance and the market price of our common stock.
Our failure to identify and respond appropriately to changing consumer preferences and fashion trends in a timely manner could have a material adverse impact on our profitability.
Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise at competitive prices and in adequate quantities that satisfies customer demand in a timely manner. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on our same store sales results, gross margins, operating margins, financial condition and results of operations. Misjudgments or unanticipated fashion changes could also have a material adverse effect on our image with our customers. Some of our vendors have limited resources, production capacities and operating histories and some have intentionally limited the distribution of their merchandise. The inability or unwillingness on the part of key vendors to expand their operations to keep pace with the anticipated growth of our store concepts, or the loss of one or more key vendors or proprietary brand sources for any reason, could have a material adverse effect on our business.

Our continued growth depends on our ability to develop new store concepts and open new stores in our existing concepts. Any failure to do so may negatively impact our stock price and operational performance.
Our continued growth depends to a significant degree on the success of our existing retail stores, our ability to open and operate stores on a profitable basis, and to manage our planned expansion. Our store concepts are located principally in enclosed regional shopping malls. Our PacSun concept is a relatively mature concept with limited domestic opportunities to open new stores in such malls. The performance of our demo concept has been inconsistent and the size of the market for this concept is uncertain. Our newest concept, One Thousand Steps, is at a very early stage (nine stores) and is not yet proven. Given the current trend of our business, we have slowed the pace of planned store openings for fiscal 2007. There can be no assurance that we will achieve our planned expansion, that such expansion will be profitable, or that we will be able to manage our growth effectively. In addition, our ability to sustain future long-term growth is dependent, in part, on our ability to successfully develop, implement and evolve new retail concepts, including demo and One Thousand Steps. Our planned expansion is dependent upon a number of factors, including the performance of our existing stores, our ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train additional qualified management level and other employees with the skills required to create or acquire new, unrelated retail concepts. Factors beyond our control may also affect our ability to expand, including general economic and business conditions affecting consumer spending. Any failure to manage growth or develop profitable new retail concepts could have a material adverse effect on our business, stock price, financial condition and results of operations.
We launched operations of a new retail concept, One Thousand Steps, in fiscal 2006, which could divert attention from existing operations.
We have launched operations for One Thousand Steps in fiscal 2006 through the opening of the first nine test stores. This new concept is at a very early stage and is not yet proven. Our ability to make this new retail concept successful is subject to numerous risks, including, but not limited to, (i) lower productivity (in terms of sales per square foot) than anticipated or required to make the concept profitable and expandable, (ii) higher than anticipated construction costs, (iii) unanticipated operating problems, (iv) lack of customer acceptance, (v) new vendor relationships, (vi) competition from existing and new retailers, and (vii) lack of sufficient product differentiation. There can be no assurance that this new retail concept will achieve sales and profitability levels that justify the Company’s investment in it. Additionally, the expansion of this new retail concept involves other risks that could have a material adverse effect on the Company, including, but not limited to, (i) diversion of management’s attention from the Company’s core businesses, (ii) inability to attract, train and retain qualified personnel, including management and product designers, and (iii) difficulty in locating and obtaining favorable store sites and negotiating acceptable lease terms. Any inability to succeed in developing this new retail concept could have a material adverse effect on our continued growth and results of operations.
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
We have experienced periods of rapid growth in the past. While we regularly evaluate our information systems capabilities and requirements, there can be no assurance that our existing information systems will be adequate to support future growth or will remain adequate to support the existing needs of our business. In order to support future growth, we may have to undertake significant information system implementations, modifications and/or upgrades in the future at significant cost to us. Such projects involve inherent risks associated with replacing and/or changing existing systems, such as system disruptions and the failure to accurately capture data, among others. Information system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our business, results of operations and financial condition.
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
All of our current distribution functions continue to reside within a single facility in Anaheim, California. The Company has purchased land in Olathe, Kansas and plans to construct a second distribution center at that site. This new distribution center is currently expected to become operational during fiscal 2007. Any significant interruption in the operation of the existing distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our current and planned distribution centers will be adequate to support our future growth.
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
Item 3 — Defaults upon Senior Securities
None
Item 4 — Submission of Matters to a Vote of Security Holders
None
Item 5 — Other Information
None

Item 6 — Exhibits

Exhibit 3.1	Third Amended and Restated Bylaws of the Company, as amended to date

Exhibit 10.1	Amendment No. 1 to Credit Agreement, dated as of October 12, 2006, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders (1)

Exhibit 10.2	Amendment to Employment Agreement and Resignation, dated September 29, 2006, between the Company and Seth R. Johnson (2)

Exhibit 10.3	Summary of Board of Directors Compensation dated August 16, 2006 (3)

Exhibit 10.4	Notice of Election to Extend Employment Agreement of Seth R. Johnson (4)

Exhibit 10.5	Summary of Compensation Arrangements with Sally Frame Kasaks, Interim Chief Executive Officer

Exhibit 31.1	Written statements of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Written statement of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on From 8-K, as filed with the Securities and Exchange Commission on October 18, 2006

(2)	Incorporated by reference from the Company’s Current Report on From 8-K, as filed with the Securities and Exchange Commission on October 2, 2006

(3)	Incorporated by reference from the Company’s Current Report on From 8-K, as filed with the Securities and Exchange Commission on August 21, 2006

(4)	Incorporated by reference from the Company’s Current Report on From 8-K, as filed with the Securities and Exchange Commission on August 2, 2006

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: December 4, 2006	/s/ SALLY FRAME KASAKS
Sally Frame Kasaks
Director and Interim Chief Executive Officer (Principal Executive Officer)

Date: December 4, 2006	/s/ GERALD M. CHANEY
Gerald M. Chaney
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit 3.1	Third Amended and Restated Bylaws of the Company, as amended to date

Exhibit 10.1	Amendment No. 1 to Credit Agreement, dated as of October 12, 2006, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders (1)

Exhibit 10.2	Amendment to Employment Agreement and Resignation, dated September 29, 2006, between the Company and Seth R. Johnson (2)

Exhibit 10.3	Summary of Board of Directors Compensation dated August 16, 2006 (3)

Exhibit 10.4	Notice of Election to Extend Employment Agreement of Seth R. Johnson (4)

Exhibit 10.5	Summary of Compensation Arrangements with Sally Frame Kasaks, Interim Chief Executive Officer

Exhibit 31.1	Written statements of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Written statement of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Current Report on From 8-K, as filed with the Securities and Exchange Commission on October 18, 2006

(2)	Incorporated by reference from the Company’s Current Report on From 8-K, as filed with the Securities and Exchange Commission on October 2, 2006

(3)	Incorporated by reference from the Company’s Current Report on From 8-K, as filed with the Securities and Exchange Commission on August 21, 2006

(4)	Incorporated by reference from the Company’s Current Report on From 8-K, as filed with the Securities and Exchange Commission on August 2, 2006