Form 10-K
period 2007-02-03
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2007-03-30
CIK 874841

United States
Securities and Exchange Commission
Washington, DC 20549
FORM 10-K

(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: February 3, 2007 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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
NONE

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, $.01 PAR VALUE
PREFERRED STOCK PURCHASE RIGHTS

•	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

•	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

•	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

•	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [X]          Accelerated Filer [ ]          Non-Accelerated Filer [ ]

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of July 29, 2006, the end of the most recently completed second quarter, was approximately $1.2 billion. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

On March 28, 2007, the registrant had 69,894,099 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed with the Commission no later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

PART I

ITEM 1. BUSINESS
Pacific Sunwear of California, Inc. (together with its wholly owned subsidiaries, the “Company,” “Registrant,” “we,” “us,” or “our”) is a leading specialty retailer of everyday casual apparel, accessories and footwear designed to meet the needs of active teens and young adults.

We operate three nationwide, primarily mall-based chains of retail stores under the names “Pacific Sunwear” (also “PacSun”), “Pacific Sunwear Outlet” (also “PacSun Outlet”), and “demo.” PacSun and PacSun Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teenagers and young adults. demo specializes in fashion-focused streetwear, including casual apparel, footwear and related accessories catering to teenagers and young adults. In addition, we sell PacSun and demo merchandise online. We also began testing a new mall-based specialty retail footwear concept under the name “One Thousand Steps” in April 2006.

The Company, a California corporation, was incorporated in August 1982. As of the dates presented, we leased and operated the following number of stores among all 50 states and Puerto Rico:

	February 3, 2007		March 28, 2007

	# of Stores	Square Footage	# of Stores	Square Footage

PacSun	849	3,194,286	843	3,170,805
Outlet	116	470,138	116	470,138
demo	225	636,137	223	629,912
One Thousand Steps	9	23,691	9	23,691

Total	1,199	4,324,252	1,191	4,294,546

On February 2, 2007, the Board of Directors of the Company approved management’s recommendation to close 74 underperforming demo stores. We are in the process of closing these 74 stores and expect the closures to occur predominantly late in our first fiscal quarter or early in the second quarter.

For details concerning the operating performance of the Company’s reportable segments, please see Note 12 to the Consolidated Financial Statements, which note is incorporated herein by reference.

Our executive offices are located at 3450 East Miraloma Avenue, Anaheim, California, 92806; the telephone number is (714) 414-4000; and our internet addresses are www.pacsun.com, www.demostores.com and
www.onethousandsteps.com. Through our PacSun website at www.pacsun.com, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission (the “Commission”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks

2007	February 2, 2008	52
2006	February 3, 2007	53
2005	January 28, 2006	52
2004	January 29, 2005	52
2003	January 31, 2004	52
2002	February 1, 2003	52

2     Pacific Sunwear of California, Inc. Annual Report 2006

Our Mission and Strategies
Our mission is to be the leading lifestyle retailer of casual fashion apparel, footwear and accessories for teens and young adults. Our target customers are young men and women between the ages of 12 and 24. We believe our customers want to stay current with, or ahead of, fashion trends and continually seek newness in their everyday wear. We offer a complete selection of apparel, accessories and footwear representing fashion trends considered timely by our target customers. We believe the following items are the key strategic elements necessary to achieve our mission:

Offer Popular Name Brands Supplemented by Proprietary Brands. In each of our store formats, we offer a carefully developed selection of popular name brands supplemented by our own proprietary brands, with the goal of being seen by our teenage and young adult customers as the source for apparel, accessories and footwear choices appropriate to their lifestyle. We believe that our merchandising strategy differentiates our stores from competitors who may offer 100% proprietary brands or seek to serve a wider customer base and age range. See “Merchandising.”

Promote the Brand Images of Our Store Concepts. We promote the brand image of each of our store concepts through in-store marketing designed to enhance our customers’ shopping experience, in-store promotional events in cooperation with our primary vendors, and national print advertising in major magazines that target teens and young adults.

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

Maintain Strong Vendor Relationships. We view our vendor relationships as important to our success and we promote frequent personal interaction with our vendors. We believe many of our vendors view PacSun, PacSun Outlet and demo stores as important distribution channels due to our nationwide presence and ability to introduce products to a broad audience. We tend to be one of the largest, if not the largest, customers for many of our vendors and we work closely with them to respond to emerging fashion trends and to obtain PacSun and demo “exclusives,” which are products that cannot be found at any other retailer.

Provide Attentive Customer Service. We are committed to offering courteous, professional and non-intrusive customer service. We strive to give our young customers the same level of respect that is generally given to adult customers at other retail stores, and to provide friendly and informed customer service for parents. Responding to the expressed preferences of our customers, we train our employees to greet each customer, to give prompt and courteous assistance when asked, and to thank customers after purchases are made, but to refrain from giving extensive unsolicited advice. PacSun and PacSun Outlet stores display large assortments of name brands and proprietary brands, merchandised by category. demo merchandise is displayed by brand accompanied by vendor logo signage. Additionally, the stores provide a friendly and social atmosphere for teens with appropriate background music, while also providing a comfortable environment for parents and other adults. We believe the combination of our attentive customer service and unique store environments is key to our success.

Continually Assess Existing Store Performance while Seeking Strategic Real Estate Opportunities to Improve Overall Operational Performance. In each of the last three fiscal years in the period ended February 3, 2007, we opened 94, 115, and 113 net new stores, respectively. While we intend to continue to seek strategic growth opportunities for each of our store concepts, we plan to prioritize our efforts at reassessing our existing store performance and reinvesting in our most productive locations in the near future. We believe that we can more profitably operate our existing retail concepts through strategic reinvestment in our existing store fleet as opposed to continuing to open new stores in tertiary markets or lower-grade malls. On February 2, 2007, we announced our decision to close 74 underperforming demo stores. We also plan to continue carefully evaluating existing stores and recent store openings and will close underperforming stores as we determine appropriate. This shift in strategy will result in fewer total new store openings per year than has been typical in

Pacific Sunwear of California, Inc. Annual Report 2006     3

the recent past. See “Store Expansion” and “Store Closures” within the “Stores” section of this document for further details regarding plans for fiscal 2007.

Offer Merchandise for Sale Online. We sell merchandise online at www.pacsun.com and www.demostores.com. The websites offer a selection of the same merchandise carried in our stores. We maintain a substantial database of e-mail addresses that we use for marketing purposes. We also advertise our websites as shopping destinations on certain internet portals and search engines and market our websites in our stores using in-store signage, merchandise bags and receipts. Our internet strategy benefits from the nationwide retail presence of our stores, the strong brand recognition of PacSun and demo, a loyal and internet-savvy customer base, the participation of our key brands and the ability to return merchandise to our stores.

Merchandising
Merchandise. PacSun, PacSun Outlet and demo stores offer a broad selection of casual apparel, related accessories and footwear for young men (“guys”) and young women (“girls”), with the goal of being viewed by our customers as the dominant retailer for their lifestyle. One Thousand Steps stores specialize in fashion-forward footwear and accessories catering to young adults. The following tables set forth our merchandise assortment as a percentage of net sales for the most recent three fiscal years:

	Total Company

	2006	2005	2004

Guys’ apparel	38%	36%	37%
Girls’ apparel	30%	31%	30%
Accessories	19%	19%	19%
Footwear	13%	14%	14%
Total	100%	100%	100%

	PacSun and Outlet			demo

	2006	2005	2004	2006	2005	2004

Guys’ apparel	37%	35%	35%	43%	45%	51%
Girls’ apparel	29%	29%	29%	37%	38%	35%
Accessories	20%	20%	20%	15%	13%	12%
Footwear	14%	16%	16%	5%	4%	2%
Total	100%	100%	100%	100%	100%	100%

	One Thousand Steps

	2006	2005	2004

Girls’ footwear	56%	n/a	n/a
Guys’ footwear	26%	n/a	n/a
Girls’ accessories	12%	n/a	n/a
Guys’ accessories	6%	n/a	n/a
Total	100%	n/a	n/a

We offer many name brands best known by our target customers. PacSun offers a wide selection of well-known board-sport inspired name brands, such as Billabong/Element, Quiksilver/Roxy/DC Shoes, Volcom, Hurley and O’Neill. demo offers well-known name brands sought by its target customers, such as Ecko, Rocawear, Phat Farm/Baby Phat, Enyce, Akademiks, Apple Bottoms and Sean John. In addition, we continuously add and support up-and-coming new brands in both PacSun and demo. During fiscal 2006, Billabong (which includes both Billabong and Element brands) and Quiksilver (which includes the Quiksilver, Roxy, and DC Shoes brands) each accounted for 11% of total net sales. No other individual branded vendor accounted for more than 7% of total net sales during fiscal 2006.

We supplement our name brand offerings with our own proprietary brands. Proprietary brands provide us with an opportunity to broaden our customer base by providing merchandise of comparable quality to brand name merchandise,

4     Pacific Sunwear of California, Inc. Annual Report 2006

to capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and to exercise a greater degree of control over the flow of our merchandise. Our own product design group, in collaboration with our buying staff, designs our proprietary brand merchandise. We have a sourcing group that oversees the manufacture and delivery of our proprietary brand merchandise, with manufacturing sourced both domestically and internationally. Proprietary brand merchandise sales accounted for approximately 28%, 31%, and 30% of total net sales in each of fiscal 2006, 2005, and 2004, respectively. For fiscal 2006, proprietary brand merchandise sales accounted for 30% of total PacSun/Outlet net sales, 16% of total demo net sales and 3% of total One Thousand Steps net sales.

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

All merchandise is delivered to our distribution facility in Anaheim, California, where it is inspected, received, allocated to stores, ticketed when necessary, and boxed for distribution to our stores or packaged for delivery to our internet customers. Each store is typically shipped merchandise three to five times a week, providing it with a steady flow of new merchandise. We use a national and a regional small package carrier to ship merchandise to our stores and internet customers. We may occasionally use air freight to ship merchandise to stores when necessary. In the first half of fiscal 2007, we will begin operating a second distribution center in Olathe, Kansas.

Stores
Locations. We operate stores in each of the 50 states and Puerto Rico. For a geographical breakdown of stores by state for each of our store concepts, see Item 2, “Properties.”

Store Expansion. During fiscal 2006, we opened 94 net new stores, which included 38 PacSun stores, 20 PacSun Outlet stores, 27 demo stores and 9 One Thousand Steps stores, and also expanded or relocated an additional 38 existing stores. During fiscal 2007, we plan to open approximately 20 new stores, consisting of a mixture of PacSun, PacSun Outlet and demo locations. We also plan to expand or relocate approximately 20-25 of our most productive stores to larger locations during fiscal 2007. In addition, we plan to remodel approximately 50 of our existing PacSun stores and approximately 15 of our existing demo stores to an updated store design package that we have been testing during fiscal 2006. We believe we can more effectively enhance Company profitability by reinvesting in our existing store fleet rather

Pacific Sunwear of California, Inc. Annual Report 2006     5

than continuing to open new stores in tertiary markets or lower-grade malls. As of the date of this filing, approximately 36% of the leases related to fiscal 2007 store plans have been executed.

Our store site selection strategy is to locate our stores primarily in high-traffic, regional malls serving markets that meet our demographic criteria, including average household income and population density. We also consider mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. We currently seek PacSun and PacSun Outlet store locations of approximately 4,000 square feet and demo store locations of approximately 3,000 square feet. One Thousand Steps stores currently average approximately 2,600 square feet. For details concerning average costs to build and stock new and relocated stores in fiscal 2006, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

Our continued growth depends upon our ability to open, expand and remodel stores on a profitable basis. Our ability to grow profitably will be dependent upon a number of factors, including sufficient demand for our merchandise in existing and new markets, our ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply, and hire and train qualified management and other employees.

Store Closures. In a report on Form 8-K dated February 2, 2007, we have previously announced our plan to close 74 underperforming demo stores during fiscal 2007. In addition to those closures, we plan to continue to evaluate existing stores and recent store openings in each of our store concepts and will close additional underperforming stores during fiscal 2007 as we determine appropriate. We will, in many instances, achieve these closures through the exercise of available kick-out clauses in our store leases where we believe taking such action will enhance the overall performance of our real estate portfolio. Kick-out clauses relieve us of any future obligation under a lease if specified sales levels for our stores or mall occupancy targets are not achieved by a specified date. The actual number of store closures will be subject to our ongoing business performance review of our stores and will likely be higher than that of recent years.

Store Operations. Our stores are open for business during mall shopping hours. Each store has a manager, one or more co-managers or assistant managers, and approximately six to twelve part-time sales associates. District managers supervise approximately seven to twelve stores and approximately six to ten district managers report to a regional director. District and store managers as well as store co-managers participate in a bonus program based on achieving predetermined metrics, including sales and inventory shrinkage targets. We have well-established store operating policies and procedures and an extensive in-store training program for new store managers and co-managers. We place great emphasis on loss prevention programs in order to control inventory shrinkage. These programs include the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention, and monitoring of returns, voids and employee sales. As a result of these programs, our historical inventory shrinkage rates have been below 1.7% of net sales at retail (0.6% at cost).

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

All of our stores have a point-of-sale system operating on IBM in-store computer hardware. The system features bar-coded ticket scanning, automatic price look-up, electronic check and credit/debit authorization, and automatic nightly transmittal of data between the store and our corporate offices. Each of the regional directors and district managers uses a laptop computer and can instantly access appropriate or relevant Company-wide information, including actual and

6     Pacific Sunwear of California, Inc. Annual Report 2006

budgeted sales by store, district and region, transaction information and payroll data. We believe our management information systems are adequate to support our planned expansion at least through fiscal 2007.

Competition
The retail apparel, footwear and accessory business is highly competitive. PacSun stores, PacSun Outlets and demo stores compete on a national level with certain leading department stores and national chains that offer the same or similar brands and styles of merchandise. Our PacSun stores compete nationally with Abercrombie and Fitch, Hollister, American Eagle Outfitters, The Gap, Aeropostale, Hot Topic, Zumiez and others as well as a wide variety of regional and local specialty stores. Our demo stores compete with leading department stores and a wide variety of regional and local specialty stores. Many of our competitors are larger and have significantly greater resources than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.

Trademarks and Service Marks
We are the owner in the United States of the marks “Pacific Sunwear of California,” “PacSun,” “Pacific Sunwear,” “demo,” and “One Thousand Steps.” We also use and have registered, or have a pending registration on, a number of other marks, including those attributable to our proprietary brands. We have also registered many of our marks outside of the United States. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

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

Employees
At the end of fiscal 2006, we had approximately 17,000 employees, of whom approximately 12,300 were part-time. Of the total employees, approximately 600 were employed at our corporate headquarters and distribution center. A significant number of seasonal employees are hired during peak selling periods. None of our employees are represented by a labor union, and we believe that our relationships with our employees are good.

Executive Officers. Set forth below are the names, ages, titles, and certain background information of persons serving as executive officers of the Company as of March 28, 2007:

Executive Officer	Age	Title

Sally Frame Kasaks	62	Interim Chief Executive Officer, Board member
Thomas M. Kennedy	45	Division President of PacSun
Lou Ann Bett	45	Division President of demo
Gerald M. Chaney	60	Senior Vice President, Chief Financial Officer and Secretary
Wendy E. Burden	53	Chief Operating Officer

Sally Frame Kasaks was appointed Interim Chief Executive Officer effective October 1, 2006. Prior to that, she served as Lead Director since March 2006 and has been a Board member since 1997. She has served as a business consultant since January 1997. Previously, she served as Chairman and Chief Executive Officer of Ann Taylor Stores, Inc., a specialty apparel retailer, President and Chief Executive Officer of Abercrombie and Fitch, a specialty apparel retailing division of Limited Brands, Inc., and Chairman and Chief Executive Officer of The Talbots, Inc., a specialty apparel retailing division of General Mills Co. She currently serves as a Director of The Children’s Place, Inc. as well as Crane and Company (privately-held).

Pacific Sunwear of California, Inc. Annual Report 2006     7

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

Lou Ann Bett joined the Company in May 2005 as Division President of demo. In this position, she has responsibility for all merchandising, design and marketing of the demo concept. Ms. Bett has more than 20 years experience in the retail and apparel industries. Prior to joining the Company, she served The Limited Corp. as VP/General Merchandising Manager of Express Women’s and VP/General Merchandise Manager of Express Men’s. Prior to that, Ms. Bett spent 14 years in various roles of increasing responsibility for the Express Division with positions as Buyer, Sr. Buyer, and VP/Merchandise Manager.

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

Wendy E. Burden joined the Company in November 2005 as Chief Operating Officer. Prior to joining the Company, Ms. Burden was employed for six years by Victoria Secret Stores, a division of Limited Brands, Inc., where she initially served as Executive Vice President of Operations and Administration and most recently held the position of Executive Vice President of Business Strategy and Operations. Prior to Limited Brands, Ms. Burden spent 18 years with PepsiCo, Inc., serving in various positions including Vice President and General Manager of Pepsi-Cola Bottling Company, Vice President and Chief Financial Officer of Eastern Europe for Pepsi-Cola International and Vice President and Chief Financial Officer of Pepsi West.

ITEM 1A. RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including forecasts of fiscal 2007 planned new store openings, store closures, and future capital expenditures, and the statement of our belief that we can enhance profitability by reinvesting in our existing store fleet, are based on information available to us as of the date hereof, and we assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.

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

8     Pacific Sunwear of California, Inc. Annual Report 2006

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

Our continued growth depends on our ability to develop new store concepts and to open, expand and remodel stores in our existing concepts on a profitable basis. Any failure to do so may negatively impact our stock price and operational performance. Our continued growth depends to a significant degree on the success of our existing retail stores, our ability to open, expand and remodel stores on a profitable basis, and to manage our planned expansion. Our store concepts are located principally in enclosed regional shopping malls. Our PacSun concept is a relatively mature concept with limited domestic opportunities to open new stores in such malls. The performance of our demo concept has been inconsistent and the size of the market for this concept is uncertain. Our newest concept, One Thousand Steps, is at a very early stage (nine stores) and is not yet proven. Given the current trend of our business, we have slowed the pace of planned store openings and increased our planned store closings for fiscal 2007. There can be no assurance that we will achieve our planned expansion, that such expansion will be profitable, or that we will be able to manage our growth effectively. In addition, our ability to sustain future long-term growth is dependent, in part, on our ability to successfully develop, implement and evolve new retail concepts, including demo and One Thousand Steps. Our planned expansion is dependent upon a number of factors, including the performance of our existing stores, our ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate supplies of merchandise and hire and train additional qualified management level and other employees with the skills required to create or acquire new, unrelated retail concepts. Factors beyond our control may also affect our ability to expand, including general economic and business conditions affecting consumer spending. Any failure to manage growth or develop profitable new retail concepts could have a material adverse effect on our business, stock price, financial condition and results of operations.

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

Pacific Sunwear of California, Inc. Annual Report 2006     9

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

Our customers may not prefer our proprietary brand merchandise, which may negatively impact our profitability. Sales from proprietary brand merchandise accounted for approximately 28%, 31%, and 30% of net sales in fiscal 2006, 2005, and 2004, respectively. There can be no assurance that we will be able to achieve increases in proprietary brand merchandise sales as a percentage of net sales. Because our proprietary brand merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise changes significantly (up or down), may have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations.

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

10     Pacific Sunwear of California, Inc. Annual Report 2006

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

Ms. Kasaks currently serves as our Interim Chief Executive Officer. We have been and are continuing a search for a permanent Chief Executive Officer. Delays in identifying and engaging a new Chief Executive Officer could adversely affect our business, and once engaged, we cannot be certain how much time will be required for the new Chief Executive Officer to become fully familiar with our business.

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

Our dependence on a single distribution facility exposes us to significant business disruption risks. All of our current distribution functions continue to reside within a single facility in Anaheim, California. The Company plans to begin operating a second distribution center in Olathe, Kansas in the first half of fiscal 2007. Any significant interruption in the operation of the existing distribution facility or delay of the opening of our second distribution center due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our current distribution center will be adequate to support our future growth.

Our stock price can fluctuate significantly due to a variety of factors, which can negatively impact our total market value. The market price of our common stock has fluctuated substantially and there can be no assurance that the

Pacific Sunwear of California, Inc. Annual Report 2006     11

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

Any failure by us to maintain credit facility financial covenants could have a material adverse impact on our business. A significant decrease in our operating results could adversely affect our ability to maintain required financial ratios under our credit facility. Required financial ratios include a rolling four-quarter minimum fixed charge coverage ratio as well as a maximum leverage ratio. If these financial ratios are not maintained, the lenders will have the option to terminate the facility and require immediate repayment of all amounts outstanding under the credit facility, if any. The alternatives available to the Company if in default of its covenants would include renegotiating certain terms of the credit agreement, obtaining waivers from the lenders, or obtaining a new credit agreement with another bank or group of lenders, which may contain different terms. If we were unable to obtain waivers or renegotiate acceptable lending terms, there can be no guarantee that we would be able to obtain a new credit agreement with another bank or group of lenders on similar terms or at all.

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

12     Pacific Sunwear of California, Inc. Annual Report 2006

ITEM 2.	PROPERTIES

We operate retail apparel stores in all 50 states and Puerto Rico. At the end of fiscal 2006, the geographic distribution of our stores by concept was as follows:

				One
		PacSun		Thousand
State	PacSun	Outlets	demo	Steps	Total

Alabama	14	2			16

Alaska	3		3		6

Arizona	15	5	4		24

Arkansas	5				5

California	101	18	53	4	176

Colorado	19	3	3		25

Connecticut	10		5		15

Delaware	3	1	1		5

Florida	59	8	20	1	88

Georgia	22	3	6		31

Hawaii	8		2		10

Idaho	6				6

Illinois	28	2	11		41

Indiana	16	2	4		22

Iowa	11	1			12

Kansas	8				8

Kentucky	10		1		11

Louisiana	12		4		16

Maine	3	2	1		6

Maryland	15	4	4		23

Massachusetts	21	2	4		27

Michigan	27	3	10		40

Minnesota	15	2	4	1	22

Mississippi	6	1			7

Missouri	15	3	1		19

Montana	4				4

Nebraska	4		1		5

Nevada	6	3	3		12

New Hampshire	5	2	1		8

New Jersey	22	3	8	1	34

New Mexico	7		1		8

New York	35	6	9	1	51

North Carolina	23	3	9		35

North Dakota	4				4

Ohio	36	2	10		48

Oklahoma	9				9

Oregon	11	2	2		15

Pennsylvania	46	5	8		59

Rhode Island	2			1	3

South Carolina	14	3	4		21

South Dakota	2				2

Tennessee	14	3	2		19

Texas	59	9	12		80

Utah	10	1			11

Vermont	3	1			4

Virginia	23	2	6		31

Washington	22	3	3		28

West Virginia	8				8

Wisconsin	14	4	1		19

Wyoming	2				2

Puerto Rico	12	2	4		18

Total	849	116	225	9	1,199

We lease our retail stores under operating lease agreements with initial terms ranging from approximately eight to ten years that expire at various dates through January 2019 (see Note 8 to the consolidated financial statements).

Our corporate office and distribution center are located in Anaheim, California and encompass a total of approximately 550,000 square feet. We will begin operating a second distribution center in Olathe, Kansas in the first half of fiscal 2007. We believe these facilities are capable of servicing our operational needs through fiscal 2007. We also purchased additional land in Anaheim in 2006 for the construction of a new, additional corporate office.

ITEM 3.	LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business. In connection with our undertakings to close 74 demo stores, landlords have, in some instances, threatened or initiated actions alleging breach of the underlying store leases and seek to recover remaining lease payments for the duration of the underlying leases. We are undertaking to reach agreements with landlords of the stores being closed to address our underlying lease obligations. As previously

Pacific Sunwear of California, Inc. Annual Report 2006     13

announced, we estimate that we will incur lease termination charges of approximately $8-12 million associated with the lease termination negotiations associated with these demo closures. Actual lease termination charges could be significantly higher than our estimates. We believe that the outcome of current and threatened litigation, including litigation relating to the demo store closures, will not likely have a material adverse effect on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “PSUN”. The following table sets forth for the quarterly periods indicated the high and low sale prices per share of the common stock as reported by NASDAQ:

	Fiscal 2006		Fiscal 2005

	High	Low	High	Low

1st Quarter	$25.19	$21.32	$29.05	$22.09
2nd Quarter	$25.26	$16.67	$25.28	$20.33
3rd Quarter	$17.77	$13.12	$24.83	$20.70
4th Quarter	$21.68	$16.42	$27.99	$22.68

As of March 28, 2007, the number of holders of record of common stock of the Company was approximately 500, and the number of beneficial holders of the common stock was approximately 17,600.

We have never declared or paid any dividends on our common stock.

14     Pacific Sunwear of California, Inc. Annual Report 2006

THE FOLLOWING PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total return on the Company’s common stock with the cumulative total return of the CRSP Total Return Index for the NASDAQ Stock Market (U.S. Companies) (“NASDAQ U.S. Market”) and the CRSP Total Return Industry Index for the NASDAQ Retail Trade Stocks (“NASDAQ Retail Index”) for the period commencing on February 2, 2002 and ending on February 3, 2007.

Comparison of Cumulative Total Return from February 2, 2002 through February 3, 2007(1)

Calculated Returns(1)	02/02/02	02/01/03	01/31/04	01/29/05	01/28/06	02/03/07

Pacific Sunwear	100	121	229	240	241	199
Nasdaq Market Index	100	70	109	107	122	131
Retail Index	100	81	119	143	155	168

(1) Returns are calculated based on the premise that $100 is invested in each of PacSun stock, the NASDAQ U.S. market and the NASDAQ Retail Index on February 2, 2002. Over a five year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each PacSun fiscal year. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Common Stock Repurchase and Retirement – Information regarding our common stock repurchase activity for fiscal 2006 is contained in Note 9 to the consolidated financial statements, which note is incorporated herein by this reference.

In its discretion, our Board of Directors authorized the stock repurchase plan as a means to reduce our overall number of shares outstanding, thereby providing greater value to our shareholders through increased earnings per share. We do not expect the impact of the stock repurchases we have made to be significant to our overall liquidity needs as we expect sufficient cash flows from operations in the future to finance our operations. We believe this was a prudent use of a portion of the cash and short-term investments available to us in order to enhance shareholder value.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated income statement data for each of fiscal 2006, 2005 and 2004 and consolidated balance sheet data as of the end of fiscal 2006 and 2005, are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected consolidated operating data below should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated income statement data for fiscal 2003 and

Pacific Sunwear of California, Inc. Annual Report 2006     15

2002, as well as the consolidated balance sheet data as of the end of fiscal 2004, 2003 and 2002, are derived from audited consolidated financial statements of the Company, which are not included herein. All amounts presented below are in millions, except per share and selected consolidated operating data.

	Fiscal Year
	2006	2005	2004	2003	2002

Consolidated Income Statement Data:
Net sales	$1,447	$1,391	$1,230	$1,041	$847
Gross margin (after buying, distribution and occupancy costs)(1)	445	506	448	373	292
Operating income(1)	60	197	170	128	81
Net income(1)	40	126	107	80	50
Net income per share, diluted	$0.56	$1.67	$1.38	$1.02	$0.66

Consolidated Operating Data:
Comparable store net sales +/(−)(2)	(4.7)%	3.2%	7.3%	13.1%	9.7%
Average net sales($)/square foot(3)	346	371	374	363	330
Average net sales($)/store (000’s)(3)	1,242	1,309	1,290	1,229	1,102
Stores open at end of period	1,199	1,105	990	877	791
Capital expenditures ($ million)	158	109	82	50	53

Consolidated Balance Sheet Data:
Working capital	$195	$304	$258	$243	$109
Total assets	773	808	678	644	464
Long-term debt	—	—	—	—	1
Shareholders’ Equity(4)	503	547	458	429	302

(1) Gross margin (after buying, distribution and occupancy costs) decreased in fiscal 2006 primarily due to higher markdown activity associated with negative same store sales. Operating income and net income declined during fiscal 2006 primarily due (1) to the higher markdown activity noted above and (2) the inventory and asset impairment charges taken in association with the planned closure of 74 demo stores. See Note 2 to the consolidated financial statements.

(2) Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening, relocation, expansion or conversion.

(3) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.

(4) The Company repurchased and retired common stock of $99 million, $66 million, and $110 million during fiscal 2006, 2005, and 2004, respectively.

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

16     Pacific Sunwear of California, Inc. Annual Report 2006

Net merchandise margins – We analyze the components of net merchandise margins, specifically initial markup and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations. Due to the negative same store sales results during fiscal 2006, our markdowns at cost were $60 million higher in fiscal 2006 than in fiscal 2005. As a percentage of net sales, markdowns at cost were 14.0% for fiscal 2006 versus 10.2% for fiscal 2005 and 10.4% for fiscal 2004.

Operating margin – We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. Operating margin as a percentage of net sales for fiscal 2006, 2005, and 2004 was 4.1%, 14.2% and 13.8%, respectively. The 4.1% operating margin result for fiscal 2006 was reflected in negative same store sales results, higher markdowns as a result of the negative same store sales, and the inventory and asset impairments associated with the planned closure of 74 demo stores. During fiscal 2007, we expect to incur total estimated lease termination, severance and related charges of approximately $10-15 million associated with the 74 demo store closures. These charges will be recognized and paid as each lease termination is negotiated. We are not able to determine the actual amount and specific timing of these lease termination charges at this time. As a result, actual lease termination charges could differ materially from our estimates and could adversely affect results of operations for any or all fiscal quarters during fiscal 2007. For a discussion of the changes in the components comprising operating margins during fiscal 2006, 2005 and 2004, see “Results of Operations” in this section.

Store sales trends – We evaluate store sales trends in assessing the operational performance of our store expansion strategies. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store (in millions) for fiscal 2006, 2005 and 2004 were $1.24, $1.31 and $1.29, respectively. Average net sales per square foot were $346, $371 and $374, respectively.

Cash flow and liquidity (working capital) – We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Cash flows from operations for fiscal 2006, 2005 and 2004 (in millions) were $162, $184 and $143, respectively. We expect cash flows from operations will be sufficient to finance operations without borrowing under our credit facility during fiscal 2007.

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

Recognition of Revenue – Sales are recognized upon purchase by customers at our retail store locations or upon delivery to and acceptance by the customer for orders placed through our website. We accrue for estimated sales returns by customers based on historical sales return results. Actual return rates have historically been within our expectations and the reserves established. However, in the event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected. We record the sale of gift cards as a current liability and recognize a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.

Valuation of Inventories – Merchandise inventories are stated at the lower of average cost or market utilizing the retail method. At any given time, inventories include items that have been marked down to management’s best estimate of their fair market value. We base the decision to mark down merchandise primarily upon its current rate of sale and the age of the item, among other factors. To the extent that our estimates differ from actual results, additional markdowns may have to be recorded, which could reduce our gross margins and operating results.

Pacific Sunwear of California, Inc. Annual Report 2006     17

Determination of Stock-Based Compensation Expense – Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under this method we recognize compensation expense for all stock-based compensation awards granted after January 28, 2006 and prior to but not yet vested as of, January 28, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vesting method over the requisite service period of the award. Prior to SFAS 123(R) adoption, we accounted for stock-based payments under APB 25, “Accounting for Stock Issued to Employees,” and accordingly, we were not required to recognize compensation expense for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant. Prior periods have not been restated.

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. We use the Black-Scholes option-pricing model to determine compensation expense. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See “Stock-Based Compensation” within Note 1 to the condensed consolidated financial statements for a further discussion on stock-based compensation.

Store Operating Lease Accounting – Rent expense from store operating leases represents one of the largest expenses incurred in operating our stores. We account for store rent expense in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under our store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and excluding any lease renewal options. Beginning in fiscal 2006, we began expensing pre-opening rent in accordance with FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” In prior years, we capitalized rent expense incurred during the build-out period of our stores as a component cost of construction and amortized this amount over the life of the related store’s lease term once construction had completed, generally upon the commencement of store operations. The Company accounts for landlord allowances received in connection with store operating leases in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability, which is then amortized as a credit to rent expense over the related store’s lease term.

Evaluation of Long-Lived Assets – In the normal course of business, we acquire tangible and intangible assets. We periodically evaluate the recoverability of the carrying amount of our long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset or asset group are less than its carrying amount. The amount of impairment loss recognized is equal to the difference between the carrying value and the estimated fair value of the asset, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital. Impairments are recognized in operating earnings. We use our best judgment based on the most current facts and circumstances surrounding our business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on our assessment of recoverability. Numerous factors, including changes in our business, industry segment, and the global economy, could significantly impact our decision to retain, dispose of, or idle certain of our long-lived assets.

18     Pacific Sunwear of California, Inc. Annual Report 2006

The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. If our sales growth, gross margin performance or other estimated operating results are not achieved at or above our forecasted level, the carrying value of certain of our retail stores may prove unrecoverable and we may incur additional impairment charges in the future.

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

Results of Operations
The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the fiscal years indicated. The discussion that follows should be read in conjunction with the following table:

	Fiscal Year
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	69.2	63.6	63.6

Gross margin	30.8	36.4	36.4
Selling, general and administrative expenses	26.7	22.2	22.6

Operating income	4.1	14.2	13.8
Interest income/(expense), net	0.3	0.4	0.2

Income before income tax expense	4.4	14.6	14.0
Income tax expense	1.7	5.5	5.3

Net income	2.7%	9.1%	8.7%

Number of stores open at end of period	1,199	1,105	990

Pacific Sunwear of California, Inc. Annual Report 2006     19

The following table sets forth the Company’s number of stores and total square footage as of the dates indicated:

	February 3,	January 28,
	2007	2006

PacSun stores	849	811
Outlet stores	116	96
demo stores	225	198
One Thousand Steps stores	9	0

Total stores	1,199	1,105

Total square footage (in 000’s)	4,324	3,931

Fiscal 2006 Compared to Fiscal 2005

Net Sales
Net sales increased to $1.45 billion in fiscal 2006 from $1.39 billion in fiscal 2005, an increase of $56 million, or 4.0%. The components of this $56 million increase in net sales are as follows:

Amount
($million)	Attributable to

$53	Net sales from stores opened in fiscal 2005 while not included in the comparable store base in 2006

43	100 new stores opened in fiscal 2006 not yet included in the comparable store base

7	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)

(5)	6 closed stores in fiscal 2006 and 11 closed stores in fiscal 2005

(42)	(4.7)% decrease in comparable store net sales in fiscal 2006 compared to fiscal 2005

$56	Total

Of the (4.7)% decrease in comparable store net sales in fiscal 2006, PacSun and PacSun Outlet comparable store net sales decreased a combined (4.2)% and demo comparable store net sales decreased (7.9)%. The average sale in a comparable store was down low single digits, primarily driven by a low single digit decrease in average retail prices per unit and a low single digit decrease in total transactions per comparable store.

Within PacSun and PacSun Outlet, comparable store net sales of guys’ and girls’ merchandise decreased (1.9)% and (7.3)%, respectively. Guys’ comparable store net sales results were characterized by weakness in sneakers and accessories, partially offset by strength in long-sleeve knits, shorts, and basic denim. Girls’ comparable store net sales results were characterized by weakness in sneakers, short-sleeve tees, pants, knits and wovens, partially offset by strength in shorts, swimwear and long-sleeve tees.

Within demo, comparable store net sales of guys’ and girls’ merchandise decreased (9.6)% and (6.2)%, respectively. Guys’ comparable store net sales results were characterized by weakness in denim, wovens and tees, partially offset by strength in fleece, polos, and accessories. Girls’ comparable store net sales results were characterized by weakness in tops and denim, partially offset by strength in non-denim pants and footwear.

Gross Margin
Gross margin, after buying, distribution and occupancy costs, decreased to $445 million in fiscal 2006 from $506 million in fiscal 2005, a decrease of $61 million, or 12.1%. As a percentage of net sales, gross margin was 30.8% and 36.4% for fiscal 2006 and 2005, respectively. The 5.6% decrease in gross margin as a percentage of net sales was largely attributable to higher markdowns as a result of negative same store sales results in fiscal 2006 ($203 million at cost) compared to fiscal 2005 ($142 million at cost), resulting in a 3.8% decrease in gross margin as a percentage of net sales. Included in the higher markdown rate was an inventory write-down charge of approximately $11 million at cost during the

20     Pacific Sunwear of California, Inc. Annual Report 2006

third quarter of fiscal 2006, targeted primarily at our poorly performing sneaker and accessories businesses in PacSun. We have changed our inventory strategy to operate our stores with a lower overall inventory density, which we believe will allow us to improve the presentation and clarity of our merchandising assortments going forward. In addition, as a result of the planned closures of 74 demo stores and the anticipated inventory liquidation sales, we recorded a $2.1 million charge to cost of sales to write-down the inventory to its estimated net realizable value. Other significant factors contributing to the gross margin decline were a deleveraging of occupancy, distribution and buying costs (a decline of 1.8% in gross margin as a percentage of net sales) due to the negative same-store sales results in fiscal 2006 as compared to fiscal 2005.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $386 million in fiscal 2006 from $309 million in fiscal 2005, an increase of $77 million, or 24.9%. As a percentage of net sales, these expenses increased to 26.7% from 22.2%. The components of this 4.5% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to

1.7	Increased impairment charges of $24 million in fiscal 2006 (see “Asset Impairment” discussion below.)
1.1	Increase in store payroll expenses as a percentage of net sales to 12.2% ($177 million) in fiscal 2006 from 11.1% ($154 million) for fiscal 2005. In absolute dollars, these expenses were up primarily due to the addition of 94 net new stores during fiscal 2006 and 115 net new stores during fiscal 2005. As a percentage of net sales, these expenses were up primarily due to deleveraging them against the negative same-store sales results in fiscal 2006.
1.0	Increase in direct store expenses as a percentage of net sales to 7.0% ($101 million) for fiscal 2006 from 6.0% ($84 million) for fiscal 2005, primarily due to increased depreciation expenses associated with new store openings and deleveraging these expenses over the negative same-store sales results in fiscal 2006.
0.4	Expenses incurred during fiscal 2006 that are non-comparable to fiscal 2005 include stock compensation expenses of $4 million (see Note 10, “Stock Compensation Plans,” in the notes to the consolidated financial statements), and a charge of $1 million related to the resignation of our former CEO.
0.3	Increase in all other general and administrative expenses as a percentage of net sales to 5.3% ($76 million) for fiscal 2006 from 5.0% ($69 million) for fiscal 2005.
4.5	Total

Asset Impairment
As previously announced in a report on Form 8-K, on February 2, 2007, the Board of Directors of the Company approved management’s recommendation to close 74 demo stores. The determination to take this action resulted from a comprehensive review and evaluation of the real estate portfolio and profit performance of the Company’s demo stores. The stores to be closed, which in total generated a pre-tax operating loss of approximately $9 million in fiscal 2006, are expected to close during the first half of fiscal 2007. Accordingly, we conducted an impairment evaluation of these stores as of February 3, 2007. Based on the results of these analyses, we wrote down the carrying value of the long-lived assets associated with these stores during fiscal 2006 by $22 million.

In addition, based on our quarterly assessments of the carrying value of long-lived assets conducted in accordance with SFAS No. 144, in fiscal 2006, we identified 11 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we incurred non-cash charges of $2 million to write down these stores to their respective fair values.

Net Interest Income
Net interest income was $5 million in fiscal 2006 compared to $6 million in fiscal 2005. Interest income generated by higher interest rates was offset by the Company having lower average cash and short-term investment balances during

Pacific Sunwear of California, Inc. Annual Report 2006     21

fiscal 2006 versus 2005. The lower cash and investment balances were the result of stock repurchase activity earlier in the year (see Note 9 to the condensed consolidated financial statements) and negative same-store sales results.

Income Tax Expense
Income tax expense was $25 million in fiscal 2006 compared to $77 million in fiscal 2005. The effective income tax rate was 38.3% and 37.8% in fiscal 2006 and 2005, respectively. The increase in the effective income tax rate was primarily attributable to stock-based compensation (see Note 10 to the consolidated financial statements). Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing income tax rates and net income in the respective states. Our effective income tax rate may continue to change in the future due to our second distribution center and other planned business events.

Fiscal 2005 Compared to Fiscal 2004

Net Sales
Net sales increased to $1.4 billion in fiscal 2005 from $1.2 billion in fiscal 2004, an increase of $162 million, or 13.1%. The components of this $162 million increase in net sales are as follows:

Amount
($million)	Attributable to

$71	126 new stores opened in fiscal 2005 not yet included in the comparable store base

49	Net sales from stores opened in fiscal 2004 not included in the comparable store base in 2005

37	3.2% increase in comparable store net sales in fiscal 2005 compared to fiscal 2004

13	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)

(8)	11 closed stores in fiscal 2005 and 5 closed stores in fiscal 2004

$162	Total

Of the 3.2% increase in comparable store net sales in fiscal 2005, PacSun and PacSun Outlet comparable store net sales increased a combined 3.5% and demo comparable store net sales increased 1.1%. The average sale in a comparable store was up mid single digits, primarily driven by a mid single digit increase in average retail prices per unit partially offset by a low single digit decrease in total transactions per comparable store. The increases in average retail prices were focused in merchandise categories where we believed we had strategic opportunities that allowed for such increases.

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

Within demo, comparable store net sales of girls’ merchandise increased 15% while guys’ merchandise decreased 10%. Girls’ comparable store net sales results were characterized by strength in accessories, knits, capris and denim. Guys’ comparable store net sales results were characterized by weakness in wovens and tees, partially offset by strength in polos and denim. The sales trend within demo was primarily driven by expanded product offerings for girls, including accessories and footwear.

Gross Margin
Gross margin, after buying, distribution and occupancy costs, increased to $507 million in fiscal 2005 from $448 million in fiscal 2004, an increase of $59 million, or 13.1%. As a percentage of net sales, gross margin was 36.4% for each of fiscal 2005 and 2004. Higher initial markups were offset by higher occupancy and buying expenses and shrinkage as a percentage of net sales during fiscal 2005. Occupancy and buying expenses were higher as a percentage of net sales

22     Pacific Sunwear of California, Inc. Annual Report 2006

primarily due to deleveraging these expenses against the lower comparable store net sales increase experienced in fiscal 2005.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $309 million in fiscal 2005 from $278 million in fiscal 2004, an increase of $31 million, or 11.3%. As a percentage of net sales, these expenses decreased to 22.2% from 22.6%. The components of this 0.4% net decrease in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to

(0.2)%	Decrease in store payroll as a percentage of net sales to 11.1% of net sales ($154 million) for fiscal 2005 versus 11.3% ($138 million) for fiscal 2004, an increase of $16 million. Store payroll expenses were down as a percentage of net sales due to tighter payroll controls in fiscal 2005. The increase in absolute dollars was due to the addition of 115 net new stores in fiscal 2005.
(0.1)%	Decrease in general and administrative expenses as a percentage of net sales to 4.9% ($69 million) for fiscal 2005 from 5.0% ($62 million) for fiscal 2004, primarily due to a decrease in corporate payroll expenses as a percentage of net sales attributable to planned unfilled positions and lower bonus expenses for fiscal 2005. In absolute dollars, corporate payroll was $37 million for fiscal 2005 versus $34 million for fiscal 2004, primarily due to increased total headcount.
(0.1)%	Decrease in store closing expenses to just under $3 million for fiscal 2005 as compared to $3 million for fiscal 2004, primarily due to subleasing 100% of our former Manhattan store location and lower overall expenses associated with store closures and relocations.
(0.4)%	Total

Net Interest Income
Net interest income was $6 million in fiscal 2005 compared to $2 million in fiscal 2004, an increase of $4 million. This increase was primarily the result of higher average cash and investment balances as well as increasing interest rates in fiscal 2005 as compared to fiscal 2004. Average cash and investment balances were higher in fiscal 2005 primarily due to cash generated from operations and higher net income driven by the comparable store net sales increase in fiscal 2004.

Income Tax Expense
Income tax expense was $77 million in fiscal 2005 compared to $65 million in fiscal 2004. The effective income tax rate was 37.8% in each of fiscal 2005 and 2004. Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing income tax rates and net income in the respective states.

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

Pacific Sunwear of California, Inc. Annual Report 2006     23

Operating Cash Flows
Net cash provided by operating activities for each of fiscal 2006, 2005 and 2004 (in millions) was $162, $184 and $143, respectively. The $22 million decrease in cash provided by operations in fiscal 2006 as compared to fiscal 2005 was attributable to the following:

$millions	Attributable to

$(87)	Decrease in net income.
(32)	Decrease in cash flows from income taxes due to a $52 million reduction in current year income tax accruals due to reduced taxable income and a $1 million reduction in tax benefits from stock option exercises, partially offset by $21 million in lower cash payments for income taxes.
41	Increase in cash flows due to non-cash charges, including $25 million in asset impairment charges, $9 million in increased depreciation expense primarily due to the addition of 94 net new stores, $6 million in non-cash stock compensation and $1 million in increased losses on equipment disposals.
61	Increase in cash flows from an increase in accounts payable, net of inventory, due to timing of payments and decreased inventory per square foot.
(5)	Decrease in net cash flows from all other assets and liabilities.
$(22)	Total

Working Capital
Working capital at the end of each of fiscal 2006, 2005 and 2004 (in millions) was $195, $304 and $258, respectively. The $109 million decrease in working capital at February 3, 2007 compared to January 28, 2006 was attributable to the following:

$millions	Description

$304	Working capital at January 28, 2006
(86)	Decrease in cash and marketable securities, net of accounts payable, primarily due to stock repurchases, capital expenditures and negative same store sales results for fiscal 2006, among other items (see cash flow statement).
(19)	Increase in accounts payable due to timing of payments.
(10)	Decrease in inventory, primarily due to the reduction of inventory per square foot during fiscal 2006 to enhance the visual presentation of the stores.
6	Reduction in income taxes payable due to lower net income.
$195	Working capital at February 3, 2007

Investing Cash Flows
Net cash used in investing activities in each of fiscal 2006, 2005 and 2004 (in millions) was $114, $105 and $95, respectively. Investing cash flows for fiscal 2006 were comprised of capital expenditures of $158 million, partially offset by $44 million in net maturities of marketable securities. Capital expenditures were predominantly for the opening of new, relocated and expanded stores and improving the visual presentation of our stores. Due to the increasing interest rate environment during fiscal 2006, the Company has liquidated longer-term marketable securities (original maturity period of 3 months to one year) as they matured in favor of shorter-term marketable securities (original maturity of less than 3 months) in order to take advantage of the increasing interest rates.

Fiscal 2006 New Store Costs
Our average cost to build a new or relocated store in fiscal 2006, including leasehold improvements and furniture and fixtures was approximately $0.7 million. We expect the average cost to build new and relocated stores in fiscal 2007 to remain fairly consistent with the 2006 cost. The average total cost to build new stores and relocate or expand stores will

24     Pacific Sunwear of California, Inc. Annual Report 2006

vary in the future depending on various factors, including square footage, changes in store design, and local construction costs. The average landlord allowance, which is shown in the consolidated financial statements as a deferred lease incentive, was approximately $0.2 million in fiscal 2006. Our average cost for initial inventory for new stores opened in fiscal 2006 was approximately $160 thousand. Our initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

Fiscal 2007 Store Opening Plans
Given the current trend in our business, we feel it is prudent to slow the pace of our store openings for fiscal 2007. As a result, we currently anticipate opening approximately 20 new stores, consisting of a mixture of PacSun, PacSun Outlet and demo locations. We also plan to expand or relocate approximately 20-25 of our most productive stores to larger locations during fiscal 2007, primarily within the PacSun concept. In addition, we plan to remodel approximately 50 of our existing PacSun stores and approximately 15 of our existing demo stores to an updated store design package. This will result in total square footage growth for fiscal 2007 of approximately four percent.

In fiscal 2007, we expect capital expenditures to be approximately $104 million, broken down as follows:

Amount
($million)	Attributable to

$69	Store capital expenditures
20	Construction of a new, additional distribution center and a new, additional corporate office
15	Corporate capital expenditures such as computer hardware and software
$104	Total

We currently expect similar total annual capital expenditure requirements for the near future.

We expect cash flows from operations to be sufficient to provide the liquidity and resources necessary to achieve our stated store opening, relocation/expansion goals and the construction of a new distribution center. Cash flows from operations for fiscal 2006, 2005 and 2004 (in millions) were $162, $184 and $143, respectively. We have not entered into any material purchase commitments for capital expenditures related to our store opening or relocation/expansion plans.

Financing Cash Flows
Net cash used by financing activities in each of fiscal 2006, 2005, and 2004 (in millions) was $90, $49 and $93, respectively. In each of the last three fiscal years (in millions), the Company repurchased and retired common stock of $99, $66 and $110, respectively. Proceeds from employee exercises of stock options were $10 million lower in fiscal 2006 ($9 million) than in fiscal 2005 ($19 million).

Information regarding the Company’s common stock repurchase program is contained in Note 9 to the condensed consolidated financial statements, which note is incorporated herein by this reference.

Credit Facility
We have an unsecured $200 million credit agreement with a syndicate of lenders which expires September 14, 2010. The credit facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at our option under certain circumstances. The credit facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the credit facility bear interest at the Administrative Agent’s alternate base rate (as defined, 5.8% at February 3, 2007) or at optional interest rates that are primarily dependent upon LIBOR for the time period chosen. We had no direct borrowings outstanding under the credit facility at February 3, 2007. The credit facility requires us to maintain certain financial covenants, all of which we were in compliance with as of February 3, 2007.

A significant decrease in our operating results could adversely affect our ability to maintain the required financial ratios under our credit facility. Required financial ratios include a rolling four-quarter minimum fixed charge coverage ratio as well as a maximum leverage ratio. If these financial ratios are not maintained, the lenders will have the option to terminate

Pacific Sunwear of California, Inc. Annual Report 2006     25

the facility and require immediate repayment of all amounts outstanding under the credit facility, if any. The alternatives available to us if in default of our covenants would include renegotiating certain terms of the credit agreement, obtaining waivers from the lenders, or obtaining a new credit agreement with another bank or group of lenders, which may contain different terms. If we were unable to obtain waivers or renegotiate acceptable lending terms, there can be no guarantee that we would be able to obtain a new credit agreement with another bank or group of lenders on similar terms or at all.

Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. Our financial obligations under these arrangements are approximately $111 million in fiscal 2007 and similar lower amounts annually thereafter. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. The table below includes the lease agreements covering the 74 demo stores planned to be closed during fiscal 2007. In connection with the lease termination negotiations associated with these closures, we expect to incur total estimated lease termination charges of approximately $8-12 million during fiscal 2007 in exchange for a release from all future obligations under the related leases. These charges will be recognized and paid as each lease termination is negotiated. We are not able to determine the actual amount and specific timing of these lease termination charges at this time. As a result, actual lease termination charges could differ materially from our estimates and could adversely affect results of operations for any or all fiscal quarters during fiscal 2007. At February 3, 2007, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period

Contractual Obligations		Less than	1-3	3-5	More than
(in millions)	Total	1 year	years	years	5 years

Operating lease obligations	710.4	111.0	211.6	176.3	211.5
Capital lease obligations	<0.1	<0.1	—	—	—
Letters of credit	17.1	17.1	—	—	—

Total	727.5	128.1	211.6	176.3	211.5

The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM for fiscal 2006, 2005 and 2004 were $180 million, $161 million, and $138 million, respectively. We expect total CAM expenses to continue to increase as the number of stores increases from year to year.

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

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed six stores in fiscal 2006 and currently anticipate closing approximately 90-100 stores in fiscal 2007,

26     Pacific Sunwear of California, Inc. Annual Report 2006

including the 74 demo stores previously announced. See “Store Closures” within the “Stores” discussion of Part I, Item 1. “Business” of this report.

Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.

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

New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 1 to the consolidated financial statements for the year ended February 3, 2007, which note is incorporated herein by this reference.

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

To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At February 3, 2007, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during fiscal 2006 or 2005. Based on the interest rate of 5.8% on our credit facility at February 3, 2007, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $4 thousand per year. See “Summary of Significant Accounting Policies” and “Nature of Business.” We are not a party with respect to derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to Financial Statements,” which appears immediately following the “Signature” section of this report.

27     Pacific Sunwear of California, Inc. Annual Report 2006

ITEM 9.	CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the periodic reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 3, 2007.

No change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Pacific Sunwear of California, Inc. Annual Report 2006     28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing above, that Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers or persons performing similar functions, and effected by the Company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 3, 2007 of the Company and our report dated March 28, 2007, which report expressed an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, in fiscal year 2006.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 28, 2007

Pacific Sunwear of California, Inc. Annual Report 2006     29

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this report.

	2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	3.	Exhibits included or incorporated herein: See “Index to Exhibits” at end of consolidated financial statements.

Pacific Sunwear of California, Inc. Annual Report 2006     30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on March 28, 2007, on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

By:	/s/ Sally Frame Kasaks
Sally Frame Kasaks
Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sally Frame Kasaks Sally Frame Kasaks	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2007

/s/ Gerald M. Chaney Gerald M. Chaney	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 28, 2007

/s/ Pearson C. Cummin III Pearson C. Cummin III	Non-Employee Director	March 28, 2007

/s/ Michael Goldstein Michael Goldstein	Non-Employee Director	March 28, 2007

/s/ Julius Jensen III Julius Jensen III	Non-Employee Director	March 28, 2007

/s/ Thomas M. Murnane Thomas M. Murnane	Non-Employee Director	March 28, 2007

/s/ Peter Starrett Peter Starrett	Non-Employee Director	March 28, 2007

/s/ Michael Weiss Michael Weiss	Non-Employee Director	March 28, 2007

31     Pacific Sunwear of California, Inc. Annual Report 2006

PACIFIC SUNWEAR OF CALIFORNIA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL Years Ended:

FEBRUARY 3, 2007 (“Fiscal 2006”)
JANUARY 28, 2006 (“Fiscal 2005”)
JANUARY 29, 2005 (“Fiscal 2004”)

Pacific Sunwear of California, Inc. Annual Report 2006     F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Sunwear of California, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as of January 29, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 28, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 28, 2007

Pacific Sunwear of California, Inc. Annual Report 2006     F-2

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED BALANCE SHEETS

	February 3,	January 28,
(In thousands, except share amounts)	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,267	$95,185
Marketable securities	31,500	74,911
Merchandise inventories	205,213	215,140
Other current assets	46,255	41,485
TOTAL CURRENT ASSETS	335,235	426,721
PROPERTY AND EQUIPMENT, NET	420,886	355,822
OTHER ASSETS	17,122	25,018
TOTAL ASSETS	$773,243	$807,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,581	$47,550
Other current liabilities	73,952	74,921
TOTAL CURRENT LIABILITIES	140,533	122,471
LONG-TERM LIABILITIES:
Deferred lease incentives	89,371	81,440
Deferred rent	30,619	28,748
Deferred income taxes	463	12,584
Other long-term liabilities	8,904	15,528
TOTAL LONG-TERM LIABILITIES	129,357	138,300
Commitments and contingencies (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 69,560,077 and 73,751,249 shares issued and outstanding, respectively	696	737
Additional paid-in capital	5,783	23,866
Retained earnings	496,874	522,187
TOTAL SHAREHOLDERS’ EQUITY	503,353	546,790
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$773,243	$807,561

See notes to consolidated financial statements

F-3     Pacific Sunwear of California, Inc. Annual Report 2006

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)	February 3,	January 28,	January 29,
FISCAL YEAR ENDED	2007	2006	2005

Net sales	$1,447,204	$1,391,473	$1,229,762
Cost of goods sold, including buying, distribution and occupancy costs	1,001,807	884,982	781,828

Gross margin	445,397	506,491	447,934
Selling, general and administrative expenses	385,802	309,218	277,921

Operating income	59,595	197,273	170,013
Interest income, net	4,620	5,673	1,889

Income before income tax expense	64,215	202,946	171,902
Income tax expense	24,594	76,734	64,998

Net income	$39,621	$126,212	$106,904

Comprehensive income	$39,621	$126,212	$106,904

Net income per share, basic	$0.56	$1.69	$1.41

Net income per share, diluted	$0.56	$1.67	$1.38

Weighted average shares outstanding, basic	70,800,912	74,758,874	75,825,897
Weighted average shares outstanding, diluted	71,170,181	75,713,793	77,464,115

See notes to consolidated financial statements

Pacific Sunwear of California, Inc. Annual Report 2006     F-4

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common		Additional
	Stock	Common	Paid-in	Retained
(In thousands, except share amounts)	Shares	Stock	Capital	Earnings	Total

BALANCE, January 31, 2004	78,351,302	$784	$138,877	$289,071	$428,732
Exercise of stock options and shares issued under employee stock purchase plan	1,829,671	18	18,176	—	18,194
Repurchase and retirement of common stock	(5,264,200)	(53)	(109,449)	—	(109,502)
Restricted stock award, vesting of shares	—	—	5,471	—	5,471
Tax benefits related to exercise of stock options	—	—	8,235	—	8,235
Net income	—	—	—	106,904	106,904

BALANCE, January 29, 2005	74,916,773	749	61,310	395,975	458,034
Exercise of stock options and shares issued under employee stock purchase plan	1,642,776	16	18,651	—	18,667
Repurchase and retirement of common stock	(2,808,300)	(28)	(65,615)	—	(65,643)
Restricted stock award, vesting of shares	—	—	1,142	—	1,142
Tax benefits related to exercise of stock options	—	—	8,378	—	8,378
Net income	—	—	—	126,212	126,212

BALANCE, January 28, 2006	73,751,249	737	23,866	522,187	546,790
Exercise of stock options and shares issued under employee stock purchase plan	724,828	8	8,562	—	8,570
Repurchase and retirement of common stock	(4,916,000)	(49)	(99,297)	—	(99,346)
Stock compensation	—	—	6,220	—	6,220
Tax benefits related to exercise of stock options	—	—	1,498	—	1,498
Reclassify negative additional paid-in capital to retained earnings(1)			64,934	(64,934)	—
Net income	—	—	—	39,621	39,621

BALANCE, February 3, 2007	69,560,077	$696	$5,783	$496,874	$503,353

(1) Share repurchases in the first and second quarters of fiscal 2006 exceeded the value of additional paid-in capital. Accordingly, at the end of each of those quarters, negative additional paid-in capital was reclassified against retained earnings.

See notes to consolidated financial statements

F-5     Pacific Sunwear of California, Inc. Annual Report 2006

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	February 3,	January 28,	January 29,
FISCAL YEAR ENDED	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,621	$126,212	$106,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,529	63,161	51,685
Stock compensation	6,220	—	—
Asset impairment	24,409	—	—
Loss on disposal of equipment	1,127	300	3,692
Tax benefits related to stock-based compensation	1,498	8,378	8,235
Excess tax benefits related to stock-based compensation	(942)	—	—
Change in operating assets and liabilities:
Merchandise inventories	9,927	(40,380)	(27,330)
Other current assets	(4,770)	(6,608)	(4,295)
Other assets	7,896	(4,280)	(2,657)
Accounts payable	19,031	8,797	85
Other current liabilities	(5,687)	18,138	(9,877)
Deferred lease incentives	7,931	13,376	10,687
Deferred rent	1,553	(1,377)	(1,199)
Other long-term liabilities	(18,703)	(1,452)	7,082

Net cash provided by operating activities	161,640	184,265	143,012
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(157,788)	(109,174)	(81,992)
Purchases of available-for-sale short-term investments	(296,031)	(792,550)	(1,159,375)
Maturities of available-for-sale short-term investments	324,831	774,700	1,150,125
Purchases of held-to-maturity short-term investments	—	(20,988)	(40,695)
Maturities of held-to-maturity short-term investments	14,611	43,150	36,957

Net cash used in investing activities	(114,377)	(104,862)	(94,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(99,346)	(65,643)	(109,502)
Proceeds from exercise of stock options	8,570	18,667	18,194
Excess tax benefits related to stock-based compensation	942	—	—
Principal payments under capital lease and long-term debt obligations	(347)	(1,550)	(2,056)

Net cash used in financing activities	(90,181)	(48,526)	(93,364)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(42,918)	30,877	(45,332)
CASH AND CASH EQUIVALENTS, beginning of fiscal year	95,185	64,308	109,640

CASH AND CASH EQUIVALENTS, end of fiscal year	$52,267	$95,185	$64,308

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6	$47	$142
Cash paid for income taxes	$42,251	$63,313	$59,081
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase to additional paid-in capital related to the issuance of stock to satisfy certain deferred compensation liabilities	$—	$1,142	$5,471
Increase in accrued property and equipment	$5,023	$5,856	$4,084
Purchases of property pursuant to capital lease obligations	$—	$—	$654

See notes to consolidated financial statements

Pacific Sunwear of California, Inc. Annual Report 2006     F-6

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended February 3, 2007, January 28, 2006 and January 29, 2005
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Pacific Sunwear of California, Inc. and its subsidiaries (collectively, the “Company”) is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores, under the names “Pacific Sunwear” (as well as “PacSun”), “Pacific Sunwear Outlet” (as well as “PacSun Outlet”), and “demo.” Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teens and young adults. demo specializes in fashion-focused street wear, including casual apparel, footwear and related accessories catering to teens and young adults. The Company launched operations for a new specialty footwear concept, One Thousand Steps, in April 2006 and currently operates nine One Thousand Steps stores. One Thousand Steps stores specialize in fashion-forward footwear and accessories catering to young adults. In addition, the Company operates two e-commerce websites (www.pacsun.com and www.demostores.com) which sell PacSun and demo merchandise online, respectively, provide content and a community for its target customers, and provide information about the Company. The Company also operates a third website (www.onethousandsteps.com) that provides store location and product information for One Thousand Steps.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks
2007	February 2, 2008	52
2006	February 3, 2007	53
2005	January 28, 2006	52
2004	January 29, 2005	52

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

Fair Value of Financial Instruments – Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined by SFAS 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At February 3, 2007, management believes that the carrying amounts of cash, short-term investments, receivables and payables approximate fair value because of the short maturity of these financial instruments.

Pacific Sunwear of California, Inc. Annual Report 2006     F-7

Cash and Cash Equivalents – The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of investment-grade asset-backed debt obligations, commercial paper and money market funds.

Marketable Securities – At February 3, 2007, marketable securities consisted of auction rate securities of approximately $32 million, classified as available for sale. At January 28, 2006, marketable securities consisted of auction rate securities of approximately $60 million, classified as available for sale, and other short-term investments of approximately $15 million, classified as held-to-maturity.

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

Goodwill and Other Intangible Assets – The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, “Goodwill and Intangible Assets.” The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future. At February 3, 2007, goodwill of $6 million was included in other assets. No impairment losses were required to be recognized related to goodwill in any of the fiscal years covered by this report.

Other Long-Lived Assets – The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS 144, “Accounting for the Impairment of Long-Lived Assets.” Factors that are considered important and that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values

F-8     Pacific Sunwear of California, Inc. Annual Report 2006

determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital. See Note 2, “Store Closures and Impairment of Long-Lived Assets,” for a discussion of asset impairment charges recognized in fiscal 2006.

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

Litigation – The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not likely have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for probable litigation losses. At February 3, 2007, litigation reserves were not material to the consolidated financial statements taken as a whole (see Note 8).

Deferred Lease Incentives – The Company accounts for landlord allowances in accordance with SFAS 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin (“FTB”) 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all incentives received from landlords to fund tenant improvements are recorded as deferred liabilities and then amortized over the related store’s lease term.

Revenue Recognition – Sales are recognized upon purchase by customers at the Company’s retail store locations or upon delivery to and acceptance by the customer for orders placed through the Company’s website. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is generally recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. Gift card breakage has never been more than 0.4% of sales in any fiscal year. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for each of the three fiscal years in the period ended February 3, 2007 is as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Beginning balance	$875	$763	$581
Provisions	30,264	26,980	23,812
Usage	(30,168)	(26,868)	(23,630)

Ending balance	$971	$875	$763

E-commerce Shipping and Handling Revenues and Expenses – The Company accounts for shipping and handling revenues and expenses in accordance with Emerging Issues Task Force Issue (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” All shipping and handling revenues and expenses relate to sales activity generated from the Company’s websites. Amounts charged to the Company’s internet customers for shipping and handling revenues are

Pacific Sunwear of California, Inc. Annual Report 2006     F-9

included in net sales. Amounts paid by the Company for internet shipping and handling expenses are included in cost of goods sold and encompass payments to third party shippers and costs to store, move and prepare merchandise for shipment.

Customer Loyalty Programs – The Company accounts for its customer loyalty programs in accordance with EITF 00-22, “Accounting for ’Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Generally, these programs offer customers dollar-for-dollar discounts on future merchandise purchases within stated redemption periods if they purchase specified levels of merchandise in a current transaction. The impact of these programs is recognized ratably as a direct reduction in net sales over the series of transactions required to both earn and redeem the customer discounts. Redemptions generally occur within 30 days of original issuance.

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

Vendor Allowances – The Company accounts for allowance money received from vendors in accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Cash consideration received from a vendor includes vendor allowances, rebates, cooperative advertising payments, etc. The Company recognizes cash received from vendors as a reduction in the price of the vendor’s products and accordingly, as a reduction in cost of sales at the time the related inventory is sold.

Straight-Line Rent – The Company accounts for rent expense in accordance with SFAS 13, “Accounting for Leases,” and FTB 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under the Company’s store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and excluding any lease renewal options. As of January 29, 2006, the Company adopted FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” which requires the Company to expense rental costs incurred during store construction periods as rent expense. Prior to the adoption of FSP 13-1, the Company capitalized rent expense attributable to the build-out period of its stores as a component cost of construction and amortized this amount over the life of the related store’s lease term once construction had completed, generally upon the commencement of store operations.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include payroll, depreciation and amortization, advertising, credit authorization charges, expenses associated with the counting of physical inventories, and all other general and administrative expenses not directly related to merchandise or operating the Company’s stores.

Advertising Costs – Costs associated with the production or placement of advertising, such as photography, design, creative talent, editing, magazine insertion fees and other costs associated with such advertising, are expensed the first time the advertising appears publicly. Advertising costs were $17 million, $15 million, and $11 million in fiscal 2006, 2005, and 2004, respectively.

Stock-Based Compensation – On January 29, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” under the modified prospective method. Prior to January 29, 2006, the Company had accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion 25 (“APB 25”) and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” In accordance with APB 25, no compensation expense was required to be recognized

Pacific Sunwear of California, Inc. Annual Report 2006     F-10

for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123(R), the Company’s net income and earnings per share for fiscal 2006 were $4 million and $0.05 lower, respectively, than if it had continued to account for stock-based compensation under APB 25 as it did during fiscal 2005. Stock-based compensation expense for fiscal 2006 was included in costs of goods sold for the Company’s buying and distribution employees ($2 million) and in selling, general and administrative expense for all other employees ($4 million). The adoption of SFAS 123(R) had no impact on the Company’s cash flows.

A reconciliation of reported net income and earnings per share for fiscal 2005 and 2004 to that which would have been reported if SFAS 123(R) had been in place for that period is presented in the following table:

	Fiscal 2005	Fiscal 2004

Net income, as reported	$126,212	$106,904
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,141)	(6,330)

Pro forma net income	$119,071	$100,574

Earnings Per Share
Basic, as reported	$1.69	$1.41
Basic, pro forma	$1.59	$1.32

Diluted, as reported	$1.67	$1.38
Diluted, pro forma	$1.58	$1.30

Earnings per Share – The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings Per Share.” Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For purposes of calculating diluted earnings per share, incremental shares included in, and anti-dilutive options excluded from, the calculations for each of fiscal 2006, 2005 and 2004 were as follows:

	Fiscal Year
	2006	2005	2004

Incremental shares	369,269	954,919	1,638,218
Anti-dilutive options and non-vested shares	2,376,996	1,692,613	998,985

Anti-dilutive options and non-vested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested share is greater than the market price of the Company’s common stock.

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

Vendor and Merchandise Concentrations – During each of fiscal 2006, 2005 and 2004, Billabong (which incorporates both Billabong and Element brands) accounted for 11.3%, 10.3%, and 9.4% of total net sales, respectively, and Quiksilver (which incorporates the Quiksilver, Roxy, and DC Shoes brands) accounted for 10.6%, 10.4%, and 10.9% of total net

F-11     Pacific Sunwear of California, Inc. Annual Report 2006

sales, respectively. No other individual branded vendor accounted for more than 7% of total net sales for any period. The Company’s merchandise assortment as a percentage of net sales for each of fiscal 2006, 2005 and 2004 was as follows:

Merchandise Category	Fiscal 2006	Fiscal 2005	Fiscal 2004

Guys apparel	38%	36%	37%
Girls apparel	30%	31%	30%
Accessories	19%	19%	19%
Footwear	13%	14%	14%

Total	100%	100%	100%

New Accounting Pronouncements – In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB ratified the consensus reached on EITF 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).  The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the Company’s customers are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. As such, the adoption of EITF 06-03 will not have an effect on the Company’s consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This new guidance addresses how a registrant should quantify the effect of errors on the financial statements based on their impact to both the balance sheet and the income statement in order to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements and errors that were not deemed material under a prior approach but are material under the SAB 108 approach. The application of SAB 108 did not have an effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

2.	STORE CLOSURES AND IMPAIRMENT OF LONG-LIVED ASSETS

As previously announced in a report on Form 8-K, on February 2, 2007, the Board of Directors of the Company approved management’s recommendation to close 74 underperforming demo stores. The determination to take this action resulted from a comprehensive review and evaluation of the real estate portfolio and profit performance of the Company’s demo

Pacific Sunwear of California, Inc. Annual Report 2006     F-12

stores. The stores to be closed, which in total generated a pre-tax operating loss of approximately $9 million in fiscal 2006, are expected to be closed during the first half of fiscal 2007. Accordingly, the Company recognized an impairment charge of approximately $22 million related to the fixed assets associated with these stores. This non-cash charge is recorded within selling, general and administrative expenses in the consolidated statements of operations. The Company has retained Hilco Merchant Resources, LLC to assist it in connection with the orderly liquidation of the inventory in these stores and Hilco Real Estate, LLC to assist it in connection with the disposition of the Company’s real estate operating leases covering these stores. The fair value of the inventory at these stores was determined based on the liquidation agreement between Hilco Merchant Resources, LLC and the Company. As a result of this agreement, a $2 million inventory liquidation charge was included in cost of goods sold for fiscal 2006. The Company estimates that additional lease termination, severance and related charges of approximately $10-15 million will be incurred throughout fiscal 2007 as lease termination negotiations are finalized related to these demo closures. The specific timing of such charges on a quarterly basis is not determinable and actual charges could be significantly higher than the Company’s estimates.

In addition, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. The Company’s evaluations during fiscal 2006 indicated that impairments existed at 11 retail stores. As such, the Company recorded non-cash charges of $2 million during fiscal 2006 within selling, general and administrative expenses in the consolidated statements of operations to write-down the carrying value of these stores’ long-lived assets to their estimated fair values. The following is a breakdown of asset impairment charges taken during fiscal 2006 by reportable segment:

Fiscal 2006
PacSun	$1,124
demo	22,401
One Thousand Steps	884

Total	$24,409

3.	OTHER CURRENT ASSETS

As of the dates presented, other current assets consisted of the following:

	February 3,	January 28,
	2007	2006

Prepaid expenses	$27,748	$22,360
Non-trade accounts receivable	11,216	12,679
Deferred income taxes	7,291	6,446

Total other current assets	$46,255	$41,485

4.	PROPERTY AND EQUIPMENT, NET

As of the dates presented, property and equipment consisted of the following categories:

	February 3,	January 28,
	2007	2006

Leasehold improvements	$346,084	$307,875
Furniture, fixtures and equipment	310,063	256,189
Buildings and building improvements	27,292	26,742
Land	25,335	12,156

Total gross property and equipment	708,774	602,962
Less accumulated depreciation	(287,888)	(247,140)

Property and equipment, net	$420,886	$355,822

F-13     Pacific Sunwear of California, Inc. Annual Report 2006

5.	CREDIT FACILITY

The Company has an unsecured $200 million credit agreement with a syndicate of lenders (the “Credit Facility”) which expires September 14, 2010. The Credit Facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at the Company’s option under certain circumstances. The Credit Facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 5.8% at February 3, 2007) or at optional interest rates that are primarily dependent upon LIBOR for the time period chosen. The Company had no direct borrowings outstanding under the Credit Facility at February 3, 2007. The Credit Facility requires the Company to maintain certain financial covenants. The Company was in compliance with all such covenants as of February 3, 2007.

6.	OTHER CURRENT LIABILITIES

As of the dates presented, other current liabilities consisted of the following:

	February 3,	January 28,
	2007	2006

Accrued compensation and benefits	$15,529	$12,250
Accrued gift cards	14,007	12,620
Accrued capital expenditures	13,802	8,779
Income taxes payable	8,706	14,896
Sales taxes payable	4,771	7,895
Other current liabilities	17,137	18,481

	$73,952	$74,921

7.	INCOME TAXES

The components of income tax expense for the periods presented were as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Current income taxes:
Federal	$32,659	$72,602	$51,252
State	4,901	7,992	7,038

	37,560	80,594	58,290
Deferred income taxes:
Federal	(10,502)	(4,117)	6,486
State	(2,464)	257	222

	(12,966)	(3,860)	6,708

Total income tax expense	$24,594	$76,734	$64,998

A reconciliation of income tax expense to the amount of income tax expense that would result from applying the federal statutory rate to income before income taxes for the periods presented was as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Provision for income taxes at statutory rate	$22,475	$71,031	$60,166
State income taxes, net of federal income tax benefit	1,584	5,362	4,719
Other	535	341	113

Total income tax expense	$24,594	$76,734	$64,998

Pacific Sunwear of California, Inc. Annual Report 2006     F-14

The major components of the Company’s overall net deferred tax asset of $7 million and overall net deferred tax liability of $6 million at February 3, 2007 and January 28, 2006, respectively, were as follows:

	February 3,	January 28,
	2007	2006

Current net deferred tax asset	$7,291	$6,446
Long-term net deferred tax liability	(463)	(12,584)

Overall net deferred tax liability	$6,828	$(6,138)

Components:
Depreciation and amortization	$(50,509)	$(55,709)
Deferred lease incentives	37,836	31,808
State income taxes	(143)	1,416
Inventory cost capitalization	3,075	2,975
Sublease loss reserves	543	592
Deferred rent	8,023	5,407
Deferred and stock-based compensation	4,591	5,664
Other	3,412	1,709

	$6,828	$(6,138)

8.	COMMITMENTS AND CONTINGENCIES

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

The table below includes the lease agreements covering the 74 demo stores planned to be closed during fiscal 2007 (see Note 2). In connection with the lease termination negotiations associated with these closures, the Company expects to incur total estimated lease termination charges of approximately $8-12 million during fiscal 2007 in exchange for a release from all future obligations under the related leases. These charges will be recognized and paid as each lease termination is negotiated. The Company is not able to determine the actual amount and specific timing of these lease termination charges at this time. As a result, actual lease termination charges could differ materially from the Company’s estimates and could adversely affect results of operations for any or all fiscal quarters during fiscal 2007.

As of February 3, 2007, minimum future rental commitments under non-cancelable operating leases were as follows:

Fiscal year ending:
February 2, 2008	$111,021
January 31, 2009	107,823
January 30, 2010	103,753
January 29, 2011	95,349
January 28, 2012	80,918
Thereafter	211,493

Total future operating lease commitments	$710,357

F-15     Pacific Sunwear of California, Inc. Annual Report 2006

The rental commitments table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under the Company’s store operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Store rental expenses, including CAM, were $180 million, $161 million, and $138 million, of which $7 million was paid as percentage rent based on sales volume for each of fiscal 2006, 2005 and 2004. The Company expects total CAM expenses to continue to increase as the number of stores increases from year to year.

Litigation – The Company is involved from time to time in litigation incidental to its business. In connection with the Company’s undertakings to close 74 demo stores, landlords have, in some instances, threatened or initiated actions alleging breach of the underlying store leases and seek to recover remaining lease payments for the duration of the underlying leases. The Company is undertaking to reach agreements with landlords of the stores being closed to address its underlying lease obligations. As previously announced, the Company estimates that it will incur lease termination charges of approximately $8-12 million associated with the lease termination negotiations associated with these demo closures. Actual lease termination charges could be significantly higher than the Company’s estimates. The Company believes that the outcome of current and threatened litigation, including litigation relating to the demo store closures, will not likely have a material adverse effect on its results of operations or financial condition.

Indemnities, Commitments, and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as disclosed below in this Note 8.

Letters of Credit – The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $17 million outstanding at February 3, 2007, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

Accrued Sublease Loss Charges – The Company remains liable under an operating lease covering a former store location. The term of the lease ends December 31, 2012. The Company has subleased this location to third parties at rates that are less than the Company’s required lease payments. Accordingly, the Company had approximately $1 million accrued to recognize its net remaining contractual lease obligation related to these premises at February 3, 2007. To the extent any sublessee defaults upon its sublease obligations, the Company may incur additional charges related to this lease in the future. The Company’s remaining contractual obligation under the original lease, exclusive of any sublease income, was approximately $5 million at February 3, 2007.

Lease Guarantee – The Company remains secondarily liable under a guarantee issued related to the assignment of an operating lease covering another former store location. The term of the lease ends December 31, 2014. The Company had approximately $0.3 million accrued to recognize the remaining estimated fair value of this guarantee, assuming that another assignee would be found within one year should the original assignee default. The aggregate payments remaining on the master lease agreement at February 3, 2007, were approximately $4 million.

9.	COMMON STOCK

Common Stock Repurchase and Retirement – The Company entered fiscal 2006 with approximately $50 million remaining to be spent under its stock repurchase plan, which was originally approved by its Board of Directors and announced in January 2004. Over time, the Company’s Board of Directors has continued to authorize additional stock repurchases, including an additional $100 million authorized in May 2006. The repurchase authorizations do not expire

F-16     Pacific Sunwear of California, Inc. Annual Report 2006

until all authorized funds have been expended. In accordance with California law, all repurchased shares are immediately retired. During fiscal 2006 and 2005, the Company made repurchases of its own common stock of $99 million and $66 million, respectively, under these authorizations. During fiscal 2006 and through March 28, 2007, the Company made the following repurchases of shares subject to this plan:

					Maximum
			# of Shares		Value of
			Purchased		Shares that
		Average	as Part of		May Yet
		Price	Publicly	Value of	be Purchased
	# of Shares	Paid Per	Announced	Shares	Under
Period	Purchased	Share	Plan	Purchased	the Plan

2005 Authorization:					$49,856
March 2006	1,100,000	$22.33	1,100,000	$24,563	25,293
April 2006	600,000	22.67	600,000	13,600	11,693
May 2006	400,000	22.54	400,000	9,016	2,677
June 2006	131,255	20.40	131,255	2,677	—

Total	2,231,255	22.34	2,231,255	49,856	—

2006 Authorization:					100,000
June 2006	468,745	20.05	468,745	9,397	90,603
July 2006	2,216,000	18.09	2,216,000	40,093	50,510

Total	2,684,745	18.43	2,684,745	49,490	50,510

Grand Total	4,916,000	$20.21	4,916,000	$99,346	$50,510

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

10.	STOCK COMPENSATION PLANS

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

Pacific Sunwear of California, Inc. Annual Report 2006     F-17

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

For each of fiscal 2006, 2005 and 2004, the fair value of the Company’s stock-based compensation activity was determined using the following weighted average assumptions:

Fiscal Year
	2006		2005	2004
	Stock Awards	ESPP

Expected Option Life	5 years	0.5 years	5 years	5 years
Stock Volatility	41.3% - 48.7%	31.9% - 35.4%	36.9% - 56.7%	37.0% - 37.9%
Risk-free Interest Rates	4.6% - 5.1%	4.5% - 5.2%	3.9% - 4.5%	3.3% - 3.7%
Expected Dividends	None	None	None	None

The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $6 million, $23 million, and $23 million, respectively.

At February 3, 2007, outstanding incentive and nonqualified options had exercise prices ranging from $3.51 to $28.90 per share, with an average exercise price of $19.43 per share, and generally begin vesting one year after the grant date. Options generally vest over three or four years. The options generally expire seven or ten years from the date of grant or three months after employment or services are terminated.

At February 3, 2007, incentive and nonqualified options to purchase 2,931,920 shares were outstanding and 6,432,723 shares were available for future grant under the Company’s stock compensation plans. During fiscal 2006, 2005 and 2004, the Company recognized tax benefits of $2 million, $8 million, and $8 million, respectively, resulting from the exercise of certain nonqualified stock options.

Under the Company’s stock option plans, incentive and nonqualified options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. A summary of stock option (incentive and nonqualified) activity under the Company’s 2005 Performance Incentive Plan for fiscal 2006 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Term (Yrs.)	($000s)

Outstanding at January 29, 2006	4,245,893	$19.18
Granted	684,325	20.96
Exercised	(658,939)	11.39
Forfeited or expired	(1,339,359)	23.37

Outstanding at February 3, 2007	2,931,920	$19.43	5.43	$8,898
Vested and expected to vest	2,481,152	$18.82	5.31	$8,823
Exercisable at February 3, 2007	1,704,164	$16.88	4.93	$8,613

F-18     Pacific Sunwear of California, Inc. Annual Report 2006

The weighted-average grant-date fair value of options granted during each of fiscal 2006, 2005 and 2004 was $9.36, $14.38 and $9.26, respectively.

Additional information regarding options outstanding as of February 3, 2007, is as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	as of Feb. 3,	Remaining	Average	as of Feb. 3,	Average
Range of Exercise Prices	2007	Contractual Life	Exercise Price	2007	Exercise Price

$ 3.51 – $ 9.36	326,805	2.13	$7.87	326,805	$7.86
9.49 – 12.50	406,273	4.58	11.07	396,451	11.04
12.67 – 19.53	339,503	5.66	16.22	185,082	14.19
19.65 – 21.30	319,149	6.84	20.52	136,255	20.79
21.32 – 22.46	309,658	7.12	21.83	123,287	21.59
22.49 – 23.27	294,004	5.93	22.81	60,666	22.93
23.31 – 24.75	330,859	6.60	24.55	203,605	24.59
24.77 – 26.51	198,288	5.36	26.26	92,692	26.26
27.08 – 27.08	328,756	5.01	27.08	153,530	27.08
27.28 – 28.90	78,625	5.52	27.44	25,791	27.56

$ 3.51 – $28.90	2,931,920	5.43	$19.43	1,704,164	$16.88

A summary of the status of the Company’s non-vested shares as of February 3, 2007, and changes during the year then ended, is presented below. Non-vested shares contain a time-based restriction as to vesting. These awards generally vest over four years with 25% of the grant vesting each year on the anniversary of the grant date.

		Weighted-Average
		Grant-Date
Non-vested Shares	Shares	Fair Value

Outstanding at January 29, 2006	—	$—
Granted	355,942	19.86
Vested	—	—
Forfeited or expired	(28,555)	19.93

Outstanding at February 3, 2007	327,387	$19.85

At February 3, 2007, the Company had approximately $15 million of compensation cost related to non-vested stock option and non-vested share awards not yet recognized. This compensation expense is expected to be recognized over a weighted average period of approximately 3.4 years.

During 1999 and 2000, the Company granted restricted stock awards for an aggregate total of 281,250 shares with a purchase price of $0.01 per share to its then Chief Executive Officer (“CEO”). The awards vested 25% per year, if, in each instance, certain cumulative annual earnings per share growth targets had been satisfied. During each of fiscal 2005 and fiscal 2004, the Company’s Board of Directors verified that the scheduled cumulative annual earnings per share growth targets for these awards had been met. Accordingly, the CEO became vested in and received 42,187 shares and 239,063 shares during fiscal 2005 and 2004, respectively, and, as a result, the Company reclassified previously recognized accrued compensation of approximately $1 million and $5 million from accrued liabilities to additional paid-in capital. As of February 3, 2007, the Company has no further obligations remaining related to these awards.

The Company maintains an Employee Stock Purchase Plan (the “ESPP”), which provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each six-month purchasing period, whichever is lower. The ESPP covers substantially all employees, except officers, who have three months of service with the Company. The ESPP is intended to constitute an “employee stock

Pacific Sunwear of California, Inc. Annual Report 2006     F-19

purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company has not recognized compensation expense related to the ESPP for fiscal years 2005 and prior. As a result of the adoption of SFAS 123(R), the Company recognized $0.2 million in compensation expense related to the ESPP for fiscal 2006. In fiscal 2006 and 2005, 65,889 and 55,345 shares were issued at an average price of $16.14 and $20.41, respectively, under the ESPP. During fiscal 2006, the Company began recognizing compensation expense for the employee discount provision of the Company’s ESPP in accordance with SFAS 123(R) (see “Stock-Based Compensation” in Note 1).

11.	RETIREMENT PLANS

The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. The Company had $9 million and $18 million recorded in other assets at February 3, 2007 and January 28, 2006, respectively, representing investments held by the Company to cover the vested participant balances in the Executive Plan. These deferred compensation asset investments are classified as trading securities and are stated at fair market value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Fair market value is determined by the most recent publicly quoted market price of the securities at the balance sheet date. Vested participant balances are included in other long-term liabilities and were $8 million and $15 million as of February 3, 2007 and January 28, 2006, respectively. The Company made contributions to the Executive Plan of $0.2 million for fiscal 2006 and $0.3 million for each of fiscal 2005 and 2004.

The Company also maintains an Employee Savings Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering substantially all employees who have reached age 21 and have one year of service with the Company. The 401(k) Plan is funded by employee contributions and periodic Company discretionary contributions, which are subject to approval by the Company’s Board of Directors. The Company made contributions to the 401(k) Plan, net of forfeitures, of approximately $1 million for each of fiscal 2006, 2005 and 2004.

12.	SEGMENT REPORTING

The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories, footwear and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. The Company has identified four operating segments (PacSun, PacSun Outlet, demo, and One Thousand Steps) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” E-commerce operations for PacSun and demo are included in their respective operating segments. The four operating segments have been aggregated into three reportable segments (PacSun, demo and One Thousand Steps). Information for each of fiscal 2006, 2005 and 2004 concerning each of the three reportable segments is set forth below (all amounts in thousands except store counts):

			One
			Thousand
Fiscal 2006	PacSun	demo	Steps	Corporate	Total

Net Sales	$1,241,242	$200,731	$5,231	n/a	$1,447,204
% of Total Sales	86%	14%	0%	n/a	100%
Comparable Store Sales %	(4.2)%	(7.9)%	n/a	n/a	(4.7)%
Income before Income Taxes	$226,398	$(21,608)	$(5,694)	$(134,881)	$64,215
Total Assets	$437,431	$94,915	$12,963	$227,934	$773,243
Number of Stores	965	225	9	n/a	1,199
Square Footage (in 000s)	3,664	636	24	n/a	4,324

Pacific Sunwear of California, Inc. Annual Report 2006     F-20

			One
			Thousand
Fiscal 2005	PacSun	demo	Steps	Corporate	Total

Net Sales	$1,205,937	$185,536	n/a	n/a	$1,391,473
% of Total Sales	87%	13%	n/a	n/a	100%
Comparable Store Sales %	3.5%	1.1%	n/a	n/a	3.2%
Income before Income Taxes	$293,952	$18,765	n/a	$(109,771)	$202,946
Total Assets	$413,863	$96,515	n/a	$297,183	$807,561
Number of Stores	907	198	n/a	n/a	1,105
Square Footage (in 000s)	3,389	542	n/a	n/a	3,931

			One
			Thousand
Fiscal 2004	PacSun	demo	Steps	Corporate	Total

Net Sales	$1,080,653	$149,109	n/a	n/a	$1,229,762
% of Total Sales	88%	12%	n/a	n/a	100%
Comparable Store Sales %	7.5%	5.7%	n/a	n/a	7.3%
Income before Income Taxes	$253,832	$17,295	n/a	$(99,225)	$171,902
Total Assets	$344,788	$70,431	n/a	$262,559	$677,778
Number of Stores	828	162	n/a	n/a	990
Square Footage (in 000s)	3,023	425	n/a	n/a	3,448

In the tables above, “PacSun” reportable segment includes net sales generated from PacSun stores, PacSun Outlet stores and PacSun e-commerce. The “demo” reportable segment includes net sales generated from demo stores and demo e-commerce (demo internet sales began in June 2005). The “One Thousand Steps” reportable segment includes net sales generated solely from One Thousand Steps stores. The “Corporate” column is presented solely to allow for reconciliation of store contribution and total asset amounts to consolidated income before income taxes and total assets. Store contribution amounts include only net sales, merchandise gross margins, and direct store expenses with no allocation of corporate overhead or distribution and merchandising costs. For fiscal 2006, demo Income before Income Taxes includes $24 million of inventory and asset impairment charges associated with the planned closure of 74 underperforming demo stores.

We updated our disclosure of segments in the current year to include three reportable segments due to the launch of our new store concept, One Thousand Steps, in April 2006 and also due to the poor profit performance of the demo concept during fiscal 2006. As a result of these issues, we no longer considered our operating segments to be economically similar under the aggregation criteria of SFAS 131. Data for prior fiscal years has been restated to present all three reportable segments in the updated disclosure format.

The Company expects contribution margins for One Thousand Steps to be negative during at least the first full year of operations due to the significant start-up costs incurred in launching the initial nine stores opened to date. demo’s contribution margin was negative during fiscal 2006 primarily due to significant markdown activity taken due to negative comparable store net sales results.

F-21     Pacific Sunwear of California, Inc. Annual Report 2006

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial results for fiscal 2006 and 2005 are as follows:

(in thousands, except share and per share amounts)	First	Second	Third	Fourth
FISCAL YEAR ENDED FEBRUARY 3, 2007:	Quarter	Quarter	Quarter	Quarter

Net sales	$299,888	$313,682	$375,427	$458,236
Gross margin	97,282	97,425	106,342	144,365
Operating income	17,343	14,570	13,780	13,901
Net income	11,865	9,710	8,983	9,063
Net income per share, basic	$0.16	$0.14	$0.13	$0.13
Net income per share, diluted	$0.16	$0.14	$0.13	$0.13
Wtd. avg. shares outstanding, basic	73,144,277	71,335,467	69,344,402	69,481,032
Wtd. avg. shares outstanding, diluted	73,711,710	71,866,482	69,561,420	69,815,699

FISCAL YEAR ENDED JANUARY 28, 2006:
Net sales	$279,985	$309,064	$377,491	$424,944
Gross margin	97,350	110,357	144,439	154,346
Operating income	27,227	32,765	63,534	73,747
Net income	17,607	21,112	40,484	47,009
Net income per share, basic	$0.23	$0.28	$0.54	$0.63
Net income per share, diluted	$0.23	$0.28	$0.54	$0.63
Wtd. avg. shares outstanding, basic	75,292,587	75,125,782	74,531,489	74,085,637
Wtd. avg. shares outstanding, diluted	76,579,259	76,118,501	75,337,910	74,846,162

Earnings per basic and diluted share are computed independently for each of the quarters presented based on diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year. Additionally, the sum of the four quarterly amounts for any line item may not agree to the fiscal year total in the consolidated financial statements due to rounding.

Pacific Sunwear of California, Inc. Annual Report 2006     F-22

INDEX TO EXHIBITS

Exhibit #	Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of the Company(8)
3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company(3)
3.3	Third Amended and Restated Bylaws of the Company, as amended(28)
4.1	Specimen stock certificate(1)
10.1	Form of Indemnity Agreement between the Company and each of its executive officers and directors(1)*
10.2	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan and Trust Agreement(2)*
10.3	Amended and Restated 1992 Stock Award Plan dated June 8, 1999 (the “Award Plan”)(6)*
10.4	Amended and Restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan dated March 24, 2004(7)*
10.5	Pacific Sunwear of California, Inc. 2005 Performance Incentive Plan(16)*
10.6	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004(11)*
10.7	Form of Performance-Based Bonus Award Agreement(11)*
10.8	Form of Notice of Director Stock Appreciation Right Award Agreement(23)*
10.9	Form of Notice of Employee Stock Appreciation Right Award Agreement(23)*
10.10	Form of Notice of Employee Restricted Stock Award Agreement(23)*
10.11	Restricted Stock Award Agreement dated September 17, 1999, by and between the Company and Greg H. Weaver(5)*
10.12	Restricted Stock Award Agreement dated January 3, 2001, by and between the Company and Greg H. Weaver(6)*
10.13	Amended and Restated Employment Agreement dated February 5, 2001 between the Company and Greg H. Weaver(12)*
10.14	Amendment No. 1 dated December 13, 2004, to the Amended and Restated Employment Agreement between the Company and Greg H. Weaver(12)*
10.15	Amendment No. 2 dated October 25, 2005, to the Amended and Restated Employment Agreement between the Company and Greg H. Weaver(19)*
10.16	Amendment No. 3 to Amended and Restated Employment Agreement, dated March 29, 2006, between the Company and Greg H. Weaver(22)*
10.17	Employment Agreement dated October 11, 2004, between the Company and Seth R. Johnson(9)*
10.18	Notice of Election to Extend Employment Agreement, dated July 28, 2006, between the Company and Seth R. Johnson(24)*
10.19	Amendment to Employment Agreement and Resignation, dated September 29, 2006, between the Company and Seth R. Johnson(26)*
10.20	Severance Agreement dated November 22, 2004, between the Company and Gerald M. Chaney(10)*
10.21	Employment Agreement dated April 1, 2005 between the Company and Thomas M. Kennedy(14)*
10.22	Amendment No. 1 dated December 14, 2006, to the Employment Agreement between the Company and Thomas M. Kennedy(29)*
10.23	Severance Agreement dated February 15, 2005, between the Company and Lou Ann Bett(15)*
10.24	Offer of Employment dated October 3, 2005 between the Company and Wendy E. Burden(18)*
10.25	Summary of Compensation Arrangements for Sally Frame Kasaks, Interim Chief Executive Officer(28)*
10.26	Description of fiscal 2005 cash bonus agreements(13)*
10.27	Description of fiscal 2006 cash bonus agreements(20)*
10.28	Summary of Named Executive Officers Annual Compensation for fiscal 2006(21)*
10.29	Summary of Board of Directors’ Compensation, August 2006(25)*
10.30	Rights Agreement, dated as of December 16, 1998, between the Company and U.S. Stock Transfer Corporation(4)
10.31	Amendment No. 1 to Rights Agreement dated June 18, 2004(8)
10.32	Credit Agreement, dated September 14, 2005, between the Company and the lenders thereto(17)
10.33	Amendment No. 1 to Credit Agreement, dated October 12, 2006, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders(27)
10.34	Amendment No. 2 to Credit Agreement, dated February 2, 2007, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders(30)

Exhibit #	Description of Exhibit

21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31	Written statements of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Written statement of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

(13) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 2005.

(14) Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 12, 2005.

(15) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 6, 2005.

(16) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 24, 2005.

(17) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 19, 2005.

(18) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005.

(19) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 6, 2005.

(20) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 2006.

(21) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 21, 2006.

(22) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2006.

(23) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2006.

(24) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 2, 2006.

(25) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 21, 2006.

(26) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 2, 2006.

(27) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 18, 2006.

(28) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on December 5, 2006.

(29) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 18, 2006.

(30) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 6, 2007.

* Management contract or compensatory plan or arrangement.