Form 10-Q
period 2007-05-05
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2007-06-07
CIK 874841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 5, 2007
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
On June 6, 2007, the registrant had 70,414,727 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended April 29, 2006

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share amounts)

	May 5, 2007	February 3, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,089	$52,267
Marketable securities	19,600	31,500
Merchandise inventories	210,229	205,213
Other current assets	48,782	46,255

Total current assets	301,700	335,235

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	741,375	708,774
Less accumulated depreciation and amortization	(302,614)	(287,888)

Total property and equipment, net	438,761	420,886

Other Assets	18,158	17,122

TOTAL ASSETS	$758,619	$773,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,515	$66,581
Other current liabilities	62,521	73,952

Total current liabilities	131,036	140,533

LONG-TERM LIABILITIES:
Deferred lease incentives	86,402	89,371
Deferred rent	30,107	30,619
Other long-term liabilities	11,189	9,367

Total long-term liabilities	127,698	129,357

Commitments and contingencies (Note 5)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 69,608,546 and 69,560,077 shares issued and outstanding, respectively	696	696
Additional paid-in capital	7,996	5,783
Retained earnings	491,193	496,874

Total shareholders’ equity	499,885	503,353

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$758,619	$773,243

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except share and per share amounts)

	First Quarter Ended
	May 5, 2007	April 29, 2006
Net sales	$320,585	$299,888
Cost of goods sold, including buying, distribution and occupancy costs	237,717	202,606

Gross margin	82,868	97,282
Selling, general and administrative expenses	92,035	79,939

Operating (loss)/income	(9,167)	17,343
Interest income	969	1,795

(Loss)/Income before income tax (benefit)/expense	(8,198)	19,138
Income tax (benefit)/expense	(3,140)	7,273

Net (loss)/ income	$(5,058)	$11,865

Comprehensive (loss)/income	$(5,058)	$11,865

Net (loss)/income per share, basic	$(0.07)	$0.16

Net (loss)/income per share, diluted	$(0.07)	$0.16

Weighted average shares outstanding, basic	69,578,259	73,144,277
Weighted average shares outstanding, diluted	69,578,259	73,711,710
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	First Quarter Ended
	May 5, 2007	April 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(5,058)	$11,865
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	18,736	16,905
Stock-based compensation	1,536	1,944
Tax benefits related to stock-based compensation	98	1,149
Excess tax benefits related to stock-based compensation	(81)	—
Loss on disposal of property and equipment	464	6
Change in operating assets and liabilities:
Merchandise inventories	(5,016)	(7,064)
Other current assets	(2,527)	413
Other assets	(1,036)	(192)
Accounts payable	1,934	(2,142)
Other current liabilities	(16,123)	(17,244)
Deferred lease incentives	(2,969)	690
Deferred rent	(512)	487
Other long-term liabilities	1,198	(5,388)

Net cash (used in)/provided by operating activities	(9,356)	1,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,358)	(29,096)
Purchases of available-for-sale marketable securities	(78,400)	(163,150)
Sales of available-for-sale marketable securities	90,300	177,750
Maturities of held-to-maturity marketable securities	—	10,516

Net cash used in investing activities	(20,458)	(3,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	—	(38,162)
Proceeds from exercise of stock options	579	3,637
Excess tax benefits related to stock-based compensation	81	—
Principal payments under capital lease obligations	(24)	(242)

Net cash provided by/(used in) financing activities	636	(34,767)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS:	(29,178)	(37,318)
CASH AND CASH EQUIVALENTS, beginning of period	52,267	95,185

CASH AND CASH EQUIVALENTS, end of period	$23,089	$57,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$2
Cash paid for income taxes	$10,882	$18,032

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase in non-cash property and equipment accruals	$4,717	$8,635
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended May 5, 2007
(unaudited, all amounts in thousands except share and per share amounts unless otherwise indicated)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. and its subsidiaries (collectively, the “Company”) is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores, under the names “Pacific Sunwear” (as well as “PacSun”), “Pacific Sunwear Outlet” (as well as “PacSun Outlet”), and “demo.” Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teens and young adults. demo specializes in fashion-focused street wear, including casual apparel, footwear and related accessories catering to teens and young adults. The Company also operates a new specialty footwear concept, One Thousand Steps, which currently has nine stores. One Thousand Steps stores specialize in fashion-forward footwear and accessories catering to young adults. In addition, the Company operates two e-commerce websites (www.pacsun.com and www.demostores.com) which sell PacSun and demo merchandise online, respectively, provide content and a community for its target customers, and provide information about the Company. The Company also operates a third website (www.onethousandsteps.com) that provides store location and product information for One Thousand Steps.
2. BASIS OF PRESENTATION
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the first quarter ended May 5, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008 (“fiscal 2007”). For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 3, 2007 (“fiscal 2006”).
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Information regarding the Company’s significant accounting policies is contained in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s annual report on Form 10-K for fiscal 2006. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that report.
New Accounting Pronouncements — The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective February 4, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. For a discussion of the financial statement impacts resulting from the adoption of FIN 48, please see Note 10, “Income Taxes.”
The Company adopted Emerging Issues Task Force Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation),” effective February 4, 2007. The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. Sales taxes collected from the Company’s customers are and have been recorded on a net basis. The adoption of EITF 06-03 did not have an effect on the Company’s consolidated financial position or results of operations.
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
Marketable Securities — At May 5, 2007, marketable securities consisted of auction rate securities of $20 million, classified as available for sale.
4. CLOSURE OF UNDERPERFORMING DEMO STORES
On February 2, 2007, the Board of Directors of the Company approved management’s recommendation to close 74 underperforming demo stores (hereafter, referred to as the “demo closures”). The Company began inventory liquidation sales in the demo closures on March 4, 2007. As of May 5, 2007, 14 of these stores had been closed. As of the date of this filing, all 74 stores had been closed.
The operational results reported in the condensed consolidated financial statements for the quarter ended May 5, 2007 include the operations of the demo closures. A condensed summary of the operational results of the demo closures since the commencement of the inventory liquidation sales on March 4, 2007 and through the end of the Company’s first quarter ended May 5, 2007 is provided below:

Net sales	$11,269
Gross margin, including occupancy	(339)
Selling, general & administrative expenses	2,903
Pre-tax operating loss	(3,242)
The operational results in the condensed summary above include only those expenses directly associated with the operations of the demo closures, including all related lease termination, agency fee and severance expenses. These results do not include any allocation of corporate expenses associated with demo merchandising or other corporate functions. Gross margin reported in the table above includes approximately $2 million in accrued lease termination obligations and approximately $1 million in additional inventory impairment charges associated with discounted inventory. Selling, general and administrative expenses also include approximately $1 million in agency fees incurred to the Company’s agent conducting the liquidation process, Hilco Merchant Resources LLC.

The Company expects to incur total lease termination and agency fee charges of approximately $15-18 million in the first half of fiscal 2007 as lease termination negotiations are finalized related to the demo closures. Actual charges could be significantly higher than the Company’s estimates. See “Litigation” within Note 11, “Commitments and Contingencies.”
5. SEGMENT REPORTING
The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories, footwear and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. The Company has identified four operating segments (PacSun, PacSun Outlet, demo, and One Thousand Steps) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” E-commerce operations for PacSun and demo are included in their respective operating segments. The four operating segments have been aggregated into three reportable segments (PacSun, demo and One Thousand Steps). Store counts for demo as of May 5, 2007 include 60 stores that have subsequently been closed (see Note 4). Information for the first quarters of each of fiscal 2007 and 2006 concerning each of the three reportable segments is set forth below (all amounts in thousands except store counts):

			One
First Quarter Ended			Thousand
May 5, 2007:	PacSun	demo	Steps	Corporate	Total
Net Sales	$268,080	$51,244	$1,261	n/a	$320,585
% of Total Sales	84%	16%	0%	n/a	100%
Comparable Store Sales %	0.5%	(12.1)%	1.8%	n/a	(1.2)%
Income/(Loss) before Income Taxes	$31,492	$(3,040)	$(847)	$(35,803)	$(8,198)
Total Assets	$428,133	$89,508	$13,325	$227,653	$758,619
Number of Stores	962	212	9	n/a	1,183
Square Footage (in 000s)	3,650	600	24	n/a	4,274

			One
First Quarter Ended			Thousand
April 29, 2006:	PacSun	demo	Steps	Corporate	Total
Net Sales	$251,614	$48,099	$175	n/a	$299,888
% of Total Sales	84%	16%	0%	n/a	100%
Comparable Store Sales %	(2.2)%	1.0%	n/a	n/a	(1.8)%
Income/(Loss) before Income Taxes	$44,899	$4,221	$(347)	$(29,635)	$19,138
Total Assets	$418,361	$98,354	$6,089	$249,986	$772,790
Number of Stores	917	200	5	n/a	1,122
Square Footage (in 000s)	3,437	554	13	n/a	4,004
In the tables above, the “PacSun” reportable segment includes net sales generated from PacSun stores, PacSun Outlet stores and PacSun e-commerce. The “demo” reportable segment includes net sales generated from demo stores and demo e-commerce. The “One Thousand Steps” reportable segment includes net sales generated solely from One Thousand Steps stores. The “Corporate” column is presented solely to allow for reconciliation of store contribution and total asset amounts to consolidated income before income taxes and total assets. Store contribution amounts include only net sales, merchandise gross margins, and direct store expenses with no allocation of corporate overhead or distribution and merchandising costs.

6. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123(R), “Share-Based Payment.” Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized. The expected terms of options granted are derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s stock. The Company records stock-based compensation expense using the graded vesting method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. For the first quarter of fiscal 2007 and 2006, the fair value of the Company’s stock-based compensation awards, which includes stock options, non-vested shares, share appreciation rights and shares purchased under the Company’s employee stock purchase plan (“ESPP”), was determined using the following weighted average assumptions:

	First Quarter
	2007		2006
	Stock Awards	ESPP	Stock Awards	ESPP
Expected Life	4 years	0.5 years	5 years	0.5 years
Stock Volatility	35.6%	31.9%	46.6% — 48.7%	35.4%
Risk-free Interest Rates	4.5%	5.0%	4.6% — 4.9%	4.5%
Expected Dividends	None	None	None	None
Stock-based compensation expense for each of the first quarters of fiscal 2007 and 2006 was included in costs of goods sold for the Company’s buying and distribution employees ($0.5 million in both years) and in selling, general and administrative expense for all other employees ($0.9 million and $1.4 million, respectively).
A summary of stock option activity, including share appreciation rights, under the Company’s 2005 Performance Incentive Plan for the first quarter of fiscal 2007 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options/SARs	Shares	Price	Term (Yrs.)	($000s)
Outstanding at February 3, 2007	2,931,920	$19.43
Granted	390,000	20.87
Exercised	(48,469)	11.96
Forfeited or expired	(89,215)	24.08

Outstanding at May 5, 2007	3,184,236	$19.59	5.37	$9,132

Vested and expected to vest at May 5, 2007	2,624,228	$19.08	5.19	$9,007

Exercisable at May 5, 2007	1,779,086	$17.36	4.73	$8,852

The weighted-average grant-date fair value of options granted during the first quarters of fiscal 2007 and 2006 was $7.18 and $10.96, respectively. The total intrinsic value of options exercised during the first quarters of fiscal 2007 and 2006 was $0.4 million and $3.8 million, respectively.

A summary of the status of the Company’s non-vested share awards during the first quarter of fiscal 2007 is presented below:

		Weighted-
		Average Grant-
Non-vested Shares	Shares	Date Fair Value
Outstanding at February 3, 2007	327,387	$19.85
Granted	352,464	21.00
Vested	—	—
Forfeited	(21,240)	19.95

Outstanding at May 5, 2007	658,611	$20.47

As of May 5, 2007, the Company had approximately $18 million of compensation cost related to non-vested stock option and non-vested share awards, net of estimated forfeitures, not yet recognized. This compensation expense is expected to be recognized over a weighted average period of approximately 3.0 years.
7. NET (LOSS)/INCOME PER SHARE, BASIC AND DILUTED
The following table summarizes the computation of earnings per share (“EPS”):

	May 5, 2007			April 29, 2006
	Net			Net
First Quarter Ended:	Loss	Shares	EPS	Income	Shares	EPS
Basic EPS:	$(5,058)	69,578,259	$(0.07)	$11,865	73,144,277	$0.16
Diluted EPS:
Effect of dilutive stock options	—	—	(0.00)	—	567,433	(0.00)

	$(5,058)	69,578,259	$(0.07)	$11,865	73,711,710	$0.16

Options to purchase 1,958,122 and 1,856,067 shares of common stock in the first quarter of fiscal 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock.
8. OTHER CURRENT ASSETS
As of the dates presented, other current assets consisted of the following:

	May 5,	February 3,
	2007	2007
Prepaid expenses	$28,844	$27,748
Deferred income taxes	7,291	7,291
Non-trade accounts receivable	6,636	11,216
Income taxes receivable	6,011	—

Total other current assets	$48,782	$46,255

9. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following:

	May 5,	February 3,
	2007	2007
Accrued capital expenditures	$18,519	$13,802
Accrued gift cards	10,415	14,007
Accrued compensation and benefits	9,608	15,529
Sales taxes payable	3,803	4,771
Income taxes payable	—	8,706
Other	20,176	17,137

Total other current liabilities	$62,521	$73,952

10. INCOME TAXES
Effective February 4, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” Upon adoption of FIN 48, the Company recorded additional income tax liabilities of $1.8 million, additional deferred income tax assets of $1.2 million, and a charge against retained earnings of $0.6 million representing the cumulative effect of the change in accounting principle. As of February 4, 2007, unrecognized income tax benefits totaled approximately $2.4 million. Of that amount, approximately $1.2 million represents the amount of unrecognized tax benefits that would, if recognized, favorably affect the Company’s effective income tax rate in any future periods. The Company does not anticipate that total unrecognized tax benefits will change significantly in the next twelve months.
Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and totaled less than $0.1 million for the first quarter of fiscal 2007. Accrued interest and penalties was approximately $0.7 million at both May 5, 2007 and February 4, 2007.
The Company files income tax returns in the U.S. federal jurisdiction and multiple other state and local jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2004 and, with few exceptions, is no longer subject to state and local examinations for years before 2002.
11. COMMITMENTS AND CONTINGENCIES
Litigation — The Company is involved from time to time in litigation incidental to its business. In connection with the Company’s recent closure of 74 demo stores, landlords have, in some instances, threatened or initiated actions alleging breach of the underlying store leases and seeking to recover remaining lease payments for the duration of the underlying leases. The Company is undertaking to reach agreements with landlords of the stores being closed to address its underlying lease obligations. The Company estimates that it will incur total lease termination and agency fee charges of approximately $15-18 million associated with the demo closures. Actual lease termination charges could be significantly higher than the Company’s estimates. The Company believes that the outcome of current and threatened litigation, including litigation relating to the demo store closures, will not likely have a material adverse effect on its results of operations or financial condition.
Letters of Credit — The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $25 million outstanding at May 5, 2007, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

12. SUBSEQUENT EVENT
On May 22, 2007, the Board of Directors of the Company appointed Sally Frame Kasaks to serve as Chairman and Chief Executive Officer of the Company. In connection with Ms. Kasaks’ appointment, she and the Company entered into an employment agreement, the term of which will commence on June 4, 2007 and will terminate on January 31, 2010.

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
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report, including forecasts of fiscal 2007 planned store closures and estimates of lease termination charges associated with the recent closure of 74 demo closure stores, are based on information available to us as of the date hereof, and we assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.
Executive Overview
We consider the following items to be key performance indicators in evaluating Company performance:
Comparable (or “same store”) sales — Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses, and other costs that are generally fixed. Positive same store sales results generate greater operating leverage of expenses while negative same store sales results negatively impact operating leverage. Same store sales results also have a direct impact on our total net sales, cash, and working capital.
Net merchandise margins — We analyze the components of net merchandise margins, specifically initial markup and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations.
Operating margin — We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. During the first half of fiscal 2007, we expect to incur total estimated lease termination and agency fee charges of approximately $15-18 million associated with the 74 demo store closures, approximately $3 million of which was recognized as expense in the first quarter of fiscal 2007. These charges will continue to be recognized and paid as each lease termination is negotiated. Actual lease termination charges could differ materially from our estimates and could adversely affect results of operations for any or all fiscal quarters during fiscal 2007. For a discussion of the changes in the components comprising operating margins during the first quarter of fiscal 2007 and 2006, see “Results of Operations” in this section.

Store sales trends — We evaluate store sales trends in assessing the operational performance of our store expansion strategies. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store (in millions) for fiscal 2006, 2005 and 2004 were $1.24, $1.31 and $1.29, respectively, and average net sales per square foot were $346, $371 and $374, respectively.
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
Recognition of Revenue — Sales are recognized upon purchase by customers at our retail store locations or upon delivery to and acceptance by the customer for orders placed through our websites. We accrue for estimated sales returns by customers based on historical sales return results. Actual return rates have historically been within our expectations and the reserves established. However, in the event that the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected. We record the sale of gift cards as a current liability and recognize a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.
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
Determination of Stock-Based Compensation Expense — Under the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vesting method over the requisite service period of the award.
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
Store Operating Lease Accounting — Rent expense from store operating leases represents one of the largest expenses incurred in operating our stores. We account for store rent expense in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under our store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and excluding any lease renewal options. We expense pre-opening rent in accordance with

FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The Company accounts for landlord allowances received in connection with store operating leases in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability, which is then amortized as a credit to rent expense over the related store’s lease term.
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

Results of Operations
The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

	First Quarter Ended
	May 5,	April 29,
	2007	2006
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	74.2	67.6

Gross margin	25.8	32.4
Selling, general and administrative expenses	28.7	26.6

Operating (loss)/income	(2.9)	5.8
Interest income	0.3	0.6

(Loss)/Income before income tax (benefit)/expense	(2.6)	6.4
Income tax (benefit)/expense	(1.0)	2.4

Net (loss)/income	(1.6)%	4.0%

The following table sets forth the Company’s number of stores (by store concept and in total) and total square footage as of the dates indicated:

	May 5, 2007	April 29, 2006
PacSun stores	845	820
Outlet stores	117	97
demo stores	212	200
One Thousand Steps stores	9	5

Total stores	1,183	1,122

Square footage (in 000’s)	4,274	4,004
The store counts above include 60 remaining demo stores that we closed subsequent to May 5, 2007 (see Note 4 to the condensed consolidated financial statements).
The first quarter (thirteen weeks) ended May 5, 2007 as compared to the first quarter (thirteen weeks) ended April 29, 2006
Net Sales
Net sales increased to $321 million for the first quarter of fiscal 2007 from $300 million for the first quarter of fiscal 2006, an increase of $21 million, or 7%. The components of this $21 million increase in net sales are as follows:

$millions	Attributable to
$21	Net sales from stores opened in fiscal 2006 not yet included in the comparable store base
4	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)
(1)	20 closed stores in fiscal 2007 and 3 closed stores in fiscal 2006
(3)	1.2% decrease in comparable store net sales in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006

$21	Total

Of the (1.2)% decrease in comparable store net sales in the first quarter of fiscal 2007, PacSun and PacSun Outlet comparable store net sales increased a combined 0.5% while demo comparable store net sales decreased (12.1)%. In percentage terms, the average sale transaction in a comparable store was down mid-single digits, driven by a mid-single digit decrease in average unit retail prices and a low-single digit decrease in average units per transaction. Total transactions in a comparable store were up mid-single digits.
Within PacSun and PacSun Outlet, comparable store net sales of girls’ merchandise were up high-single digits while guys’ merchandise was down mid-single digits. Girls’ comparable store net sales results were characterized by strength in shorts, a new dress assortment, and woven and camisole tanks. Guys’ comparable store net sales results were characterized by weakness in accessories and footwear due to exiting various product categories, partially offset by strength in tees.
Within demo, comparable store net sales of guys’ merchandise were down mid-teens while net sales of girls’ merchandise were down high-single digits. Guys’ comparable store net sales results were characterized by weakness in denim and tees. Girls’ comparable store net sales results were characterized by weakness in accessories, capris and denim.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $83 million for the first quarter of fiscal 2007 versus $97 million for the first quarter of fiscal 2006. As a percentage of net sales, gross margin was 25.8% for the first quarter of fiscal 2007 compared to 32.4% for the first quarter of fiscal 2006. The 6.6% decrease in gross margin as a percentage of net sales was primarily attributable to a higher markdown rate due to slower than expected net sales activity, particularly in the month of April, and a deleveraging of occupancy expenses as a result of the negative comparable store net sales result for the first quarter of fiscal 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $92 million for the first quarter of fiscal 2007, up from $80 million for the first quarter of fiscal 2006, an increase of $12 million, or 15%. These expenses increased to 28.7% as a percentage of net sales in the first quarter of fiscal 2007 from 26.6% in the first quarter of fiscal 2006. The components of this 2.1% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
0.9
Increase in store payroll of approximately $6 million, primarily due to the 104 new store additions during fiscal 2006 and the first quarter of fiscal 2007 and deleveraging these costs against the negative comparable store net sales result in the first quarter of fiscal 2007. In total, these payroll costs increased in absolute dollars to $44 million for the first quarter of fiscal 2007 from $38 million during the first quarter of fiscal 2006.

0.5
Increase in depreciation expenses of approximately $3 million for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, primarily due to the 104 new store additions during fiscal 2006 and the first quarter of fiscal 2007, as well as the impact of the Company’s store remodeling program in the first quarter of fiscal 2007.

0.3	Increase in other selling expenses of $1 million attributable to the demo store closure activities previously announced (see Note 4 to the condensed consolidated financial statements).
0.3	Increase in consulting expenses of $1 million associated with an ongoing strategic branding study in the first quarter of fiscal 2007.
0.1	Net increase in all other selling, general and administrative expenses.

2.1	Total

Net Interest Income
Net interest income was $1 million in the first quarter of fiscal 2007 compared to $2 million in the first quarter of fiscal 2006. This decrease was primarily the result of lower average cash and short-term investment balances in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 due to the negative same store sales and net loss sustained in fiscal 2007.

Income Tax (Benefit)/Expense
The Company recognized an income tax benefit of $3 million for the first quarter of fiscal 2007 compared to income tax expense of $7 million for the first quarter of fiscal 2006 due to the net loss sustained in the first quarter of fiscal 2007. The effective income tax rate was 38.3% in the first quarter of fiscal 2007 versus 38.0% in the first quarter of fiscal 2006. The increase in the effective income tax rate was primarily attributable to the expected stock-based compensation expense impacts of SFAS 123(R) and the impairment expenses recognized during the fourth quarter of fiscal 2006 associated with the demo closures. Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.
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
Operating Cash Flows
Net cash used in operating activities was $9 million for the first quarter of fiscal 2007 compared to cash provided of $1 million for the first quarter of fiscal 2006. The $10 million decrease in cash provided by operations in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was attributable to the following:

$millions	Attributable to
$(17)	Decrease in net income.
(4)	Decrease in cash flows from deferred lease incentives due to fewer new store openings in the first quarter of fiscal 2007 (4) compared to the first quarter of fiscal 2006 (20).
(3)	Decrease in cash flows related to non-inventory current assets, primarily due to increased income tax receivable accruals, partially offset by quicker collection of other non-trade receivables.
2	Increase in cash flows from all other assets and liabilities
6	Increase in cash flows from accounts payable, net of inventory, due to timing of payments and reductions in overall inventory levels versus the first quarter of last year.
6	Increase in cash flows related to deferred compensation liabilities due to lower cash disbursements in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

$(10)	Total

Working Capital
Working capital at May 5, 2007 was $171 million compared to $195 million at February 3, 2007, a decrease of $24 million. The changes in working capital were as follows:

$millions	Description
$195	Working capital at February 3, 2007
(28)	Decrease in cash and marketable securities, net of income taxes and accounts payable, primarily due to capital expenditures and income tax payments, among other items (see cash flow statement).
4	Net increase in working capital attributable to all other current assets and liabilities.

$171	Working capital at May 5, 2007

Investing Cash Flows
Net cash used in investing activities in the first quarter of fiscal 2007 was $20 million compared to $4 million for the first quarter of fiscal 2006, an increase in cash used of $16 million. Investing cash flows for the first quarter of fiscal 2007 were comprised of capital expenditures of $32 million, partially offset by $12 million in net maturities of marketable securities. In the first quarter of fiscal 2006, the Company had capital expenditures of $29 million and net maturities of marketable securities of $25 million. The Company expects total capital expenditures for fiscal 2007 to be in the range of $100 million to $110 million.
Financing Cash Flows
Net cash provided by financing activities in the first quarter of fiscal 2007 was $0.6 million compared to cash used of $35 million in the first quarter of fiscal 2006. Substantially all of the cash provided in the first quarter of fiscal 2007 came from employee exercises of stock options. In the first quarter of fiscal 2006, the Company repurchased and retired common stock in the amount of approximately $38 million, partially offset by approximately $3 million in proceeds received from employee exercises of stock options.
Credit Facility
We have an unsecured $200 million credit agreement with a syndicate of lenders which expires September 14, 2010. The credit facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at our option under certain circumstances. The credit facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the credit facility bear interest at the Administrative Agent’s alternate base rate (as defined, 5.8% at May 5, 2007) or at optional interest rates that are primarily dependent upon LIBOR for the time period chosen. We had no direct borrowings outstanding under the credit facility at May 5, 2007. The credit facility requires us to maintain certain financial covenants, all of which we were in compliance with as of May 5, 2007.
Contractual Obligations
We have minimum annual rental commitments under existing store leases and leases for computer equipment. We lease all of our retail store locations under operating leases and lease computer equipment predominantly under operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. The table below includes the lease agreements covering the 74 demo stores that we recently closed. In connection with the lease termination negotiations associated with these closures, we expect to incur total estimated lease termination and agency fee charges of approximately $15-18 million during the first half of fiscal 2007 in exchange for a release from all future obligations under the related leases. These charges will be recognized and paid as each lease termination is negotiated. Actual lease termination charges could differ materially from our estimates and could adversely affect results of operations for any or all fiscal quarters during fiscal 2007. At May 5, 2007, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$720	$111	$213	$178	$218
Letters of credit	25	25	—	—	—

Total	$745	$136	$213	$178	$218

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
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed six stores in fiscal 2006 and currently anticipate closing approximately 90-100 stores in fiscal 2007, including the 74 demo stores recently closed.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, services to be provided by us, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.
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
New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements for the quarter ended May 5, 2007, which note is incorporated herein by this reference.
Inflation
We do not believe that inflation has had a material effect on the results of operations in the recent past. There can be no assurance that our business will not be affected by inflation in the future.
Seasonality and Quarterly Results
Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, excluding sales generated by new and relocated/expanded stores, approximately 44% of our net sales have occurred in the first half of the fiscal year and approximately 56% have occurred in the second half, with the Christmas and back-to-school selling periods together accounting for approximately 30% of our annual net sales and a higher percentage of our operating income. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and our intention and ability to hold those investments until maturity, the risk of material market value fluctuations is not expected to be significant.
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At May 5, 2007, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during fiscal 2007 or 2006. Based on the interest rate of 5.8% on our credit facility at May 5, 2007, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $4 thousand per year. We are not a party with respect to derivative financial instruments.
ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the periodic reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 5, 2007.
No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
For information on legal proceedings, see “Litigation” within Note 11 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 1.
Item 1A — Risk Factors
We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended February 3, 2007. We do not believe any of the updates constitute material changes from the risk factors previously disclosed in that report. For convenience, our risk factors, as updated, are included below in this Item 1A.
Our comparable store net sales results will fluctuate significantly, which can cause volatility in our operating performance and stock price. Our comparable store net sales results have fluctuated significantly on a monthly, quarterly, and annual basis, and are expected to continue to fluctuate in the future. For example, over the past five years, monthly comparable store net sales results have varied from a low of minus 16% to a high of plus 20%. A variety of factors affect our comparable store net sales results, including changes in fashion trends and customer preferences, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. Our comparable store net sales results for any particular fiscal month, quarter or year may decrease. As a result of these or other factors, our comparable store net sales results, both past and future, are likely to have a significant effect on the market price of our common stock and our operating performance, including our use of markdowns and our ability to leverage operating and other expenses that are somewhat fixed.
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
Our continued growth depends, in part, on our ability to develop new store concepts and/or open new stores that achieve acceptable levels of profitability. Any failure to do so may negatively impact our stock price and operational performance. Our store concepts are located principally in enclosed regional shopping malls. Our PacSun concept is a relatively mature concept with limited domestic opportunities to open new stores in such malls. Our two newest store concepts, demo and One Thousand Steps, have yet to achieve acceptable levels of profitability. We recently closed 74 underperforming demo stores and do not plan to open any new One Thousand Steps stores during fiscal 2007. There can be no assurance that the operational performance of these two concepts will improve and a failure to improve could result in additional store closures, asset impairment charges, and lease termination and other related expenses being incurred in the future. There can also be no assurance that we will be able to successfully develop new store concepts that will enable us to continue to grow profitably. Any inability to sustain future long-term growth opportunities could have a material adverse impact on our business, stock price, financial condition and results of operations.
We launched operations of a new retail concept, One Thousand Steps, in fiscal 2006, which could divert attention from existing operations. We launched operations for One Thousand Steps in fiscal 2006 through the opening of the first nine test stores. This new concept is at a very early stage and is not yet proven. Our ability to make this new retail concept successful is subject to numerous risks, including, but not limited to, (i) lower productivity (in terms of sales per square foot) than anticipated or required to make the concept profitable and expandable, (ii) higher than anticipated construction costs, (iii) unanticipated operating problems, (iv) lack of customer acceptance, (v) new vendor relationships, (vi) competition from existing and new retailers, and (vii) lack of sufficient product differentiation. There can be no assurance that this new retail concept will achieve sales and profitability levels that justify the Company’s investment in it. Additionally, the expansion of this new retail concept involves other risks that could have a material adverse effect on the Company, including, but not limited to, (i) diversion of management’s attention from the Company’s core businesses, (ii) inability to attract, train and retain qualified personnel, including management and product designers, and (iii) difficulty in locating and obtaining favorable store sites and negotiating acceptable lease terms. Any inability to succeed in developing this new retail concept could have a material adverse effect on our continued growth and results of operations.
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
Our dependence on a single distribution facility exposes us to significant business disruption risks. As of May 5, 2007, all of our distribution functions resided within a single facility in Anaheim, California. During May 2007, the Company began operating a second distribution center in Olathe, Kansas on a limited basis. Any significant interruption in the operation of the existing distribution facility or delay in the ramp up of operations in our second distribution center due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our distribution centers will be adequate to support our future growth.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 — Defaults upon Senior Securities
None.
Item 4 — Submission of Matters to a Vote of Security Holders
None.
Item 5 — Other Information
None.

Item 6 — Exhibits

Exhibit 10.1	Summary of Named Executive Officers Annual Compensation for fiscal 2007

Exhibit 10.2	Summary of Board Compensation

Exhibit 10.3	Employment Agreement, dated as of May 22, 2007, between the Company and Sally Frame Kasaks (1)

Exhibit 10.4	Form of Stock Appreciation Rights Agreement between the Company and Sally Frame Kasaks (1)

Exhibit 10.5	Form of Restricted Stock Unit Agreement between the Company and Sally Frame Kasaks (1)

Exhibit 31	Written statements of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Note Reference:
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2007

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: June 7, 2007	/s/ SALLY FRAME KASAKS
Sally Frame Kasaks
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: June 7, 2007	/s/ GERALD M. CHANEY
Gerald M. Chaney
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	Summary of Named Executive Officers Annual Compensation for fiscal 2007

Exhibit 10.2	Summary of Board Compensation

Exhibit 10.3	Employment Agreement, dated as of May 22, 2007, between the Company and Sally Frame Kasaks (1)

Exhibit 10.4	Form of Stock Appreciation Rights Agreement between the Company and Sally Frame Kasaks (1)

Exhibit 10.5	Form of Restricted Stock Unit Agreement between the Company and Sally Frame Kasaks (1)

Exhibit 31	Written statements of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Written statement of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Note Reference:
(1)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2007