Form 10-Q
period 2007-08-04
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2007-09-12
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 4, 2007
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
On September 7, 2007, the registrant had 70,002,535 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended August 4, 2007
Index

Page #
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets August 4, 2007 and February 3, 2007	3

Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income Second quarter (13 weeks) and first half (26 weeks) ended August 4, 2007 and July 29, 2006	4

Condensed Consolidated Statements of Cash Flows First half (26 weeks) ended August 4, 2007 and July 29, 2006	5

Notes to Condensed Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25-29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	31

SIGNATURE PAGE	32
EXHIBIT 31.1
EXHIBIT 32.1

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share amounts)

	August 4, 2007	February 3, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,264	$52,267
Marketable securities	16,000	31,500
Merchandise inventories	256,084	205,213
Other current assets	56,954	46,255

Total current assets	355,302	335,235

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	744,233	708,774
Less accumulated depreciation and amortization	(309,633)	(287,888)

Total property and equipment, net	434,600	420,886

Other Assets	43,418	17,122

TOTAL ASSETS	$833,320	$773,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$114,120	$66,581
Other current liabilities	80,470	73,952

Total current liabilities	194,590	140,533

LONG-TERM LIABILITIES:
Deferred lease incentives	81,283	89,371
Deferred rent	29,158	30,619
Other long-term liabilities	35,831	9,367

Total long-term liabilities	146,272	129,357

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 69,756,883 and 69,560,077 shares issued and outstanding, respectively	698	696
Additional paid-in capital	11,069	5,783
Retained earnings	480,691	496,874

Total shareholders’ equity	492,458	503,353

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$833,320	$773,243

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)/INCOME
(unaudited, all amounts in thousands except share and per share amounts)

	For the Second Quarter Ended		For the First Half Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$344,218	$313,682	$664,803	$613,570
Cost of goods sold, including buying, distribution and occupancy costs	253,198	216,257	490,914	418,862

Gross margin	91,020	97,425	173,889	194,708

Selling, general and administrative expenses	109,606	82,855	201,642	162,794

Operating (loss)/income	(18,586)	14,570	(27,753)	31,914

Interest income, net	541	1,090	1,510	2,885

(Loss)/Income before income tax (benefit)/expense	(18,045)	15,660	(26,243)	34,799

Income tax (benefit)/expense	(7,543)	5,950	(10,683)	13,223

Net (loss)/income	$(10,502)	$9,710	$(15,560)	$21,576

Comprehensive (loss)/income	$(10,502)	$9,710	$(15,560)	$21,576

Net (loss)/income per share, basic	$(0.15)	$0.14	$(0.22)	$0.30

Net (loss)/income per share, diluted	$(0.15)	$0.14	$(0.22)	$0.30

Wtd. avg. shares outstanding, basic	69,692,827	71,335,467	69,635,543	72,239,872

Wtd. avg. shares outstanding, diluted	69,692,827	71,866,482	69,635,543	72,783,954
See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	First Half Ended
	Aug. 4, 2007	July 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(15,560)	$21,576
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	38,027	34,385
Stock-based compensation	3,023	3,573
Tax benefits related to stock-based compensation	369	1,479
Excess tax benefits related to stock-based compensation	(344)	—
Loss on disposal/impairment of property and equipment	12,197	158
Change in operating assets and liabilities:
Merchandise inventories	(50,871)	(71,526)
Other current assets	(10,699)	(2,384)
Other assets	(2,996)	439
Accounts payable	47,539	34,083
Other current liabilities	5,799	(21,754)
Deferred lease incentives	(8,088)	2,851
Deferred rent	(1,461)	1,270
Other long-term liabilities	2,538	(5,605)

Net cash provided by/(used in) operating activities	19,473	(1,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(63,175)	(62,675)
Purchases of available-for-sale marketable securities	(122,400)	(201,900)
Sales of available-for-sale marketable securities	137,900	262,200
Purchases of held-to-maturity marketable securities (Note 12)	(23,300)	—
Maturities of held-to-maturity marketable securities	—	14,611

Net cash (used in)/provided by investing activities	(70,975)	12,236

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under long-term financing obligation (Note 12)	23,300	—
Proceeds from exercise of stock options	1,896	5,454
Excess tax benefits related to stock-based compensation	344	—
Principal payments under capital lease obligations	(41)	(290)
Repurchase and retirement of common stock	—	(99,347)

Net cash provided by/(used in) financing activities	25,499	(94,183)

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(26,003)	(83,402)
CASH AND CASH EQUIVALENTS, beginning of period	52,267	95,185

CASH AND CASH EQUIVALENTS, end of period	$26,264	$11,783

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4	$3
Cash paid for income taxes	$11,167	$28,200

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase in non-cash property and equipment accruals	$760	$8,815
Capital lease transaction for property and equipment	$3	$—
See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended August 4, 2007
(unaudited, all amounts in thousands except share and per share amounts unless otherwise indicated)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. and its subsidiaries (collectively, the “Company”) is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores, under the names “Pacific Sunwear” (as well as “PacSun”), “Pacific Sunwear Outlet” (as well as “PacSun Outlet”), and “demo.” Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teens and young adults. demo specializes in fashion-focused street wear, including casual apparel, footwear and related accessories catering to teens and young adults. The Company also operates a specialty footwear concept, One Thousand Steps, which currently has nine stores. One Thousand Steps stores specialize in fashion-forward footwear and accessories catering to young adults. In addition, the Company operates two e-commerce websites (www.pacsun.com and www.demostores.com) which sell PacSun and demo merchandise online, respectively, provide content and a community for its target customers, and provide information about the Company. The Company also operates a third website (www.onethousandsteps.com) that provides store location and product information for One Thousand Steps.
2. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rules 5-02 and 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its subsidiaries (Pacific Sunwear Stores Corp. and Miraloma Corp.). All intercompany transactions have been eliminated in consolidation.
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the first half ended August 4, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008 (“fiscal 2007”). For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 3, 2007 (“fiscal 2006”).
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
New Accounting Pronouncements – The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective February 4, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes.” This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. For a discussion of the financial statement impacts resulting from the adoption of FIN 48, please see Note 11, “Income Taxes.”
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect that the adoption of SFAS 159 will have on its consolidated financial statements.
Marketable Securities – At August 4, 2007, marketable securities consisted of auction rate securities of $16 million, classified as available for sale.
4. CLOSURE OF UNDERPERFORMING DEMO STORES
On February 2, 2007, the Board of Directors of the Company approved management’s recommendation to close 74 underperforming demo stores (hereafter, referred to as the “demo closures”). The Company began inventory liquidation sales in the demo closures on March 4, 2007. Fourteen of these stores closed during the quarter ended May 5, 2007 (first quarter) and the remaining 60 stores closed during the quarter ended August 4, 2007 (second quarter).
The operational results reported in the condensed consolidated financial statements for the second quarter and first half ended August 4, 2007 include the operations of the demo closures. A condensed summary of the operational results of the demo closures since the commencement of the inventory liquidation sales on March 4, 2007 and through the end of the Company’s first half of fiscal 2007 ended August 4, 2007 is provided below:

	1st	2nd	1st
Fiscal 2007	Quarter	Quarter	Half
Net sales	$11,269	$2,072	$13,341
Gross margin, including occupancy	(339)	(14,912)	(15,251)
Selling, general & administrative expenses	2,902	1,413	4,315
Pre-tax operating loss	(3,241)	(16,325)	(19,566)

The operational results in the condensed summaries above include only those expenses directly associated with the operations of the demo closures, including all related lease termination, agency fee and severance expenses. These results do not include any allocation of corporate expenses associated with demo merchandising or other corporate functions. Gross margin, including occupancy, for the second quarter of fiscal 2007 includes approximately $13 million in total lease termination and other occupancy charges associated with the demo closures. As of August 4, 2007, the Company had approximately $7 million in accrued liabilities for estimated remaining lease terminations yet to be finalized. Actual charges could be significantly higher than the Company’s estimates. Any additional charges will be recognized at the time any of the remaining lease termination negotiations are finalized and/or when new information causes the Company to revise its estimates. See “Litigation” within Note 11, “Commitments and Contingencies.”
For comparability purposes, a condensed summary of the operational results of the demo closures by quarter for fiscal 2006 is provided below:

	1st	2nd	3rd	4th
Fiscal 2006	Quarter	Quarter	Quarter	Quarter
Net sales	$12,538	$9,324	$12,452	$16,545
Gross margin, including occupancy	2,507	(365)	2,377	2,582
Selling, general & administrative expenses	3,618	3,662	3,878	26,683
Pre-tax operating loss	(1,111)	(4,027)	(1,501)	(24,101)
The operational results of the demo closures for the fourth quarter of fiscal 2006 include the $22 million store asset impairment charge taken by the Company at that time.
5. ONE THOUSAND STEPS ASSET IMPAIRMENT
As part of its quarterly financial closing process, the Company reviewed the operating performance and projections of future performance of its nine One Thousand Steps stores. As a result of that review, the Company determined that each of these stores would not be able to generate sufficient cash flow over the life of the related leases to recover the Company’s initial investment in property and equipment for these stores. As a result, the Company recorded store asset impairment charges of approximately $10 million, or $0.08 per diluted share, in the second quarter of fiscal 2007 related to its One Thousand Steps store concept. These charges are included within selling, general and administrative expenses in the condensed consolidated statement of operations for the second quarter and first half of fiscal 2007. In the event the Company were to determine in the future to exit this business, or close any or all of these stores, it may be required to record additional inventory impairment and/or lease termination charges at that time.
6. SEGMENT REPORTING
The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories, footwear and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. The Company has identified four operating segments (PacSun, PacSun Outlet, demo, and One Thousand Steps) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” E-commerce operations for PacSun and demo are included in their respective operating segments. The four operating segments have been aggregated into three reportable segments (PacSun, demo and One Thousand Steps). Information for the first half of each of fiscal 2007 and 2006 concerning each of the three reportable segments is set forth below (all amounts in thousands except store counts):

			One
First Half Ended			Thousand
August 4, 2007:	PacSun	demo	Steps	Corporate	Total
Net Sales	$579,830	$82,347	$2,626	n/a	$664,803
% of Total Sales	87%	12%	0%	n/a	100%
Comparable Store Sales %	1.9%	(11.5)%	(4.2)%	n/a	0.4%
Income/(Loss) before Income Taxes	$84,194	$(21,291)	$(13,157)	$(75,989)	$(26,243)
Total Assets	$482,943	$90,058	$2,943	$257,376	$833,320
Number of Stores	957	152	9	n/a	1,118
Square Footage	3,653	435	24	n/a	4,112

			One
First Half Ended			Thousand
July 29, 2006:	PacSun	demo	Steps	Corporate	Total
Net Sales	$528,192	$84,180	$1,198	n/a	$613,570
% of Total Sales	86%	14%	0%	n/a	100%
Comparable Store Sales %	(3.7)%	(3.8)%	n/a	n/a	(3.7)%
Income/(Loss) before Income Taxes	$97,621	$(2,511)	$(1,101)	$(59,210)	$34,799
Total Assets	$484,592	$108,052	$10,066	$156,957	$759,667
Number of Stores	928	201	6	n/a	1,135
Square Footage	3,501	561	16	n/a	4,078
In the tables above, the “PacSun” reportable segment includes the operations of PacSun stores, PacSun Outlet stores and PacSun e-commerce. The “demo” reportable segment includes the operations of demo stores and demo e-commerce. The “One Thousand Steps” reportable segment includes the operations of One Thousand Steps stores. The “Corporate” column is presented solely to allow for reconciliation of store contribution and total asset amounts to consolidated income before income taxes and total assets. Store contribution amounts include only net sales, merchandise gross margins, and direct store expenses with no allocation of corporate overhead or distribution and merchandising costs.
7. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123(R), “Share-Based Payment.” Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized. The expected terms of options granted are derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s stock. The Company records stock-based compensation expense using the graded vesting method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. For the first half of each of fiscal 2007 and 2006, the fair value of the Company’s stock-based compensation awards, which includes stock options, non-vested shares, share appreciation rights and shares purchased under the Company’s employee stock purchase plan (“ESPP”), was determined using the following weighted average assumptions:

	First Half
	2007		2006
	Stock Awards	ESPP	Stock Awards	ESPP
Expected Life	4 years	0.5 years	5 years	0.5 years
Stock Volatility	34.7% - 35.6%	31.9%	44.1% - 48.7%	35.4%
Risk-free Interest Rates	4.5% - 4.9%	5.0%	4.6% - 5.1%	4.5%
Expected Dividends	None	None	None	None
Stock-based compensation expense for the first half of each of fiscal 2007 and 2006 was included in costs of goods sold for the Company’s buying and distribution employees ($1.1 million and $1.0 million, respectively) and in selling, general and administrative expense for all other employees ($1.8 million and $2.6 million, respectively).
A summary of stock option activity, including share appreciation rights, under the Company’s 2005 Performance Incentive Plan for the first half of fiscal 2007 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options/SARs	Shares	Price	Term (Yrs.)	($000s)
Outstanding at February 3, 2007	2,931,920	$19.43
Granted	390,000	20.87
Exercised	(48,469)	11.96
Forfeited or expired	(89,215)	24.08

Outstanding at May 5, 2007	3,184,236	$19.59	5.37	$9,132
Granted	334,000	19.16
Exercised	(86,047)	9.83
Forfeited or expired	(161,790)	23.62

Outstanding at August 4, 2007	3,270,399	$19.61	5.24	$4,219

Vested and expected to vest at August 4, 2007	2,720,701	$19.28	5.06	$4,218

Exercisable at August 4, 2007	1,838,917	$18.07	4.60	$4,217

The weighted-average grant-date fair value of options granted during the first half of each of fiscal 2007 and 2006 was $6.83 and $9.39, respectively. The total intrinsic value of options exercised during the first half of each of fiscal 2007 and 2006 was $1.3 million and $5.0 million, respectively.

A summary of the status of the Company’s non-vested share awards during the first half of fiscal 2007 is presented below:

		Weighted-
		Average Grant-
Non-vested Shares	Shares	Date Fair Value
Outstanding at February 3, 2007	327,387	$19.85
Granted	352,464	21.00
Vested	—	—
Forfeited	(21,240)	19.95

Outstanding at May 5, 2007	658,611	$20.47
Granted	34,450	19.74
Vested	(35,615)	20.05
Forfeited	(39,429)	20.29

Outstanding at August 4, 2007	618,017	$20.46

The fair value of shares vested during the second quarter of fiscal 2007 was approximately $0.7 million.
As of August 4, 2007, the Company had approximately $19 million of compensation cost related to non-vested stock option and non-vested share awards, net of estimated forfeitures, not yet recognized. This compensation expense is expected to be recognized over a weighted average period of approximately 2.84 years.
8. NET (LOSS)/INCOME PER SHARE, BASIC AND DILUTED
The following table summarizes the computation of earnings per share (“EPS”):

	August 4, 2007			July 29, 2006
	Net			Net
Second Quarter Ended:	(Loss)	Shares	EPS	Income	Shares	EPS
Basic EPS:	(10,502)	69,692,827	$(0.15)	$9,710	71,335,467	$0.14
Diluted EPS:
Effect of dilutive equivalents	—	—	(0.00)	—	531,015	(0.00)

	$(10,502)	69,692,827	$(0.15)	$9,710	71,866,482	$0.14

	August 4, 2007			July 29, 2006
	Net			Net
First Half Ended:	(Loss)	Shares	EPS	Income	Shares	EPS
Basic EPS:	$(15,560)	69,635,543	$(0.22)	$21,576	72,239,872	$0.30
Diluted EPS:
Effect of dilutive equivalents	—	—	(0.00)	—	544,082	(0.00)

	$(15,560)	69,635,543	$(0.22)	$21,576	72,783,954	$0.30

Options to purchase 1,874,187 and 2,473,036 shares of common stock in the second quarter of fiscal 2007 and 2006, respectively, and 1,890,074 and 2,064,475 shares of common stock in the first half of fiscal 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock.

9. OTHER CURRENT ASSETS
As of the dates presented, other current assets consisted of the following:

	August 4,	February 3,
	2007	2007
Prepaid expenses	$28,269	$27,748
Income taxes receivable	14,110	—
Deferred income taxes	7,291	7,291
Non-trade accounts receivable	7,284	11,216

Total other current assets	$56,954	$46,255

10. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following:

	August 4,	February 3,
	2007	2007
Accrued compensation and benefits	$15,752	15,529
Accrued capital expenditures	14,562	13,802
Accrued gift cards	9,026	14,007
Accrued lease terminations (Note 4)	7,420	—
Sales taxes payable	5,408	4,771
Income taxes payable	—	8,706
Other	28,302	17,137

Total other current liabilities	$80,470	$73,952

11. INCOME TAXES
Effective February 4, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Upon adoption of FIN 48, the Company recorded additional income tax liabilities of $1.8 million, additional deferred income tax assets of $1.2 million, and a charge against retained earnings of $0.6 million representing the cumulative effect of the change in accounting principle. As of February 4, 2007, unrecognized income tax benefits totaled approximately $2.4 million. Of that amount, approximately $1.2 million represents the amount of unrecognized tax benefits that would, if recognized, favorably affect the Company’s effective income tax rate in any future periods. The Company does not anticipate that total unrecognized tax benefits will change significantly in the next twelve months.
Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and totaled less than $0.1 million for the first half of fiscal 2007. Accrued interest and penalties was approximately $0.7 million at both August 4, 2007 and February 4, 2007.
The Company files income tax returns in the U.S. federal jurisdiction and multiple other state and local jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2004 and, with few exceptions, is no longer subject to state and local examinations for years before 2002.
12. INDUSTRIAL REVENUE BOND TRANSACTION – OLATHE, KANSAS
On July 17, 2007, Pacific Sunwear Stores Corp., a wholly-owned subsidiary of the Company, completed an industrial revenue bond financing transaction with the city of Olathe, Kansas (the “City”), that will provide property tax savings for 10 years on the Company’s new distribution center located in the City. In the transaction, the City purchased the land and building from the Company through the issuance to the Company of approximately $23.3 million in industrial revenue bonds due January 1, 2018 (“Bonds”) and contemporaneously leased the land and building to the Company for an identical term. The Company can call the Bonds at any time it chooses, but would lose its property tax benefit in the event this transaction was to be canceled. In the Company’s consolidated balance sheet, the land and building remain a component of property and equipment, the investment in the Bonds is included in other assets, and the related long-term lease is included in other long-term liabilities.
The Company, as holder of the Bonds, is due interest at 7% per annum with interest payable semi-annually in arrears on January 1 and July 1. This interest income is directly offset by the interest-only lease payments on the distribution center, which are due at the same time and in the same amount as the interest income. Both the Bonds and the corresponding lease have 10-year terms. If, at any time, the Company chooses to call the Bonds, the proceeds from the Bonds would be required to immediately terminate the lease. The Company’s intention is to maintain the property tax benefit related to the Olathe facility. Accordingly, both the Bonds and the lease are classified as long-term due to the Company’s intent to hold the Bonds until maturity and the structure of the lease, which includes a balloon principal payment and bargain purchase requirement at the end of the lease term.
13. COMMITMENTS AND CONTINGENCIES
Litigation – The Company is involved from time to time in litigation incidental to its business. In connection with the Company’s recent closure of 74 demo stores, landlords have, in some instances, threatened or initiated actions alleging breach of the underlying store leases and seeking to recover remaining lease payments for the duration of the underlying leases. The Company is undertaking to reach agreements with landlords of the 74 closed stores to address its underlying lease obligations. As of August 4, 2007, lease terminations have been executed covering half of the 74 total demo closures. The Company has accrued estimated lease termination obligations related to the remaining stores and has included that amount in accrued liabilities (see Note 4). Actual lease termination charges could be significantly higher than the Company’s estimates. Any additional charges will be recognized at the time any of the remaining lease termination negotiations are finalized and/or when new information causes the Company to revise its estimates. The Company believes that the outcome of current and threatened litigation, including litigation relating to the demo closures, will not likely have a material adverse effect on its results of operations or financial condition.
Letters of Credit – The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $25 million outstanding at August 4, 2007, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

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
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements of the Company herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:
•	forecasts of future store closures, including planned fiscal 2007 closures

•	estimates of remaining lease termination charges associated with the recent closure of 74 demo stores

•	the sufficiency of working capital and operating cash flows to meet our operating and capital expenditure requirements without borrowing significantly under our credit facility

•	the outcome of litigation matters

•	expectations regarding future increases in CAM expenses
All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.
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
Operating margin – We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. During the first half of fiscal 2007, the Company incurred total estimated lease termination and agency fee charges of approximately $17 million associated with the 74 demo closures, approximately $7 million of which remains in accrued liabilities for lease terminations not yet finalized. Actual lease termination charges could differ materially from our estimates and could adversely affect results of operations for the remainder of fiscal 2007. For a discussion of the changes in the components comprising operating margins during the first half of fiscal 2007 and 2006, see “Results of Operations” in this section.
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
Cash flow and liquidity (working capital) – We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Cash flows from operations for fiscal 2006, 2005 and 2004 (in millions) were $162, $184 and $143, respectively. We expect that our cash flows from operations and working capital will be sufficient to finance operations without significant borrowing under our credit facility during fiscal 2007. In the event we were to determine in the future to close any additional demo stores or any or all of our One Thousand Steps stores, however, we could be required to draw on our credit facility in order to pay expenses associated with such closures.
Critical Accounting Policies
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating reported financial results include the following:
Recognition of Revenue – Sales are recognized upon purchase by customers at our retail store locations or upon delivery to and acceptance by the customer for orders placed through our websites. We accrue for estimated sales returns by customers based on historical sales return results. Actual return rates have historically been within our expectations and the reserves established. However, in the event that the actual rate of sales returns by customers increases significantly, our operational results could be adversely affected. We record the sale of gift cards as a current liability and recognize a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.
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
Determination of Stock-Based Compensation Expense – Under the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vesting method over the requisite service period of the award.
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
Evaluation of Income Taxes – Current income tax expense is the amount of income taxes expected to be payable for the current reporting period. The combined federal and state income tax expense is calculated using estimated effective annual tax rates. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning in assessing the value of our deferred tax assets. Evaluating the value of these assets is necessarily based on our judgment. If we determine that it is more likely than not that the carrying value of these assets will not be realized, we will reduce the value of these assets to their expected realizable value through a valuation allowance, thereby decreasing net income. If we subsequently determine that the carrying value of these assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

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
Results of Operations
The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

	Second Quarter Ended		First Half Ended
	Aug. 4,	July 29,	Aug. 4,	July 29,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	73.6	68.9	73.8	68.3

Gross margin	26.4	31.1	26.2	31.7
Selling, general and administrative expenses	31.8	26.4	30.3	26.5

Operating (loss)/income	(5.4)	4.7	(4.1)	5.2
Interest income, net	0.2	0.3	0.2	0.5

(Loss)/Income before income tax (benefit)/expense	(5.2)	5.0	(3.9)	5.7
Income tax (benefit)/expense	(2.1)	1.9	(1.6)	2.2

Net (loss)/income	(3.1)%	3.1%	(2.3)%	3.5%

The following table sets forth the Company’s number of stores (by store concept and in total) and total square footage as of the dates indicated:

	Aug. 4, 2007	July 29, 2006
PacSun stores	840	826
Outlet stores	117	102
demo stores	152	201
One Thousand Steps stores	9	6

Total stores	1,118	1,135

Square footage (in 000’s)	4,112	4,078
The second quarter (thirteen weeks) ended August 4, 2007 as compared to the second quarter (thirteen weeks) ended July 29, 2006

Net Sales
Net sales increased to $344 million for the second quarter of fiscal 2007 from $314 million for the second quarter of fiscal 2006, an increase of $30 million, or 10%. The components of this $30 million increase in net sales are as follows:

$millions	Attributable to
$19	Net sales from stores opened in fiscal 2006 not yet included in the comparable store base

16	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)

5	1.8% increase in comparable store net sales in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006

1	6 new stores opened in fiscal 2007 not yet included in the comparable store base

(11)	87 closed stores in fiscal 2007 and 6 closed stores in fiscal 2006

$30	Total
Of the 1.8% increase in comparable store net sales in the second quarter of fiscal 2007, PacSun and PacSun Outlet comparable store net sales increased a combined 3.0% and demo comparable store net sales decreased (10.7)%. In percentage terms, total transactions were up mid-single digits while the average unit retail and average number of units per sale transaction in a comparable store were both down low single digits. The decrease in average unit retail was primarily driven by weakness in the footwear business, which experienced a comparable store decrease in the mid-twenties for sneakers. Sneakers carry higher average unit retail prices than our non-sneaker footwear categories.
Within PacSun and PacSun Outlet, comparable store net sales of girls’ and guys’ merchandise increased 6.7% and 0.3%, respectively. Girls’ comparable store net sales results were characterized by strength in tank tops, dresses and shorts, partially offset by weakness in tees and sneakers. Guys’ comparable store net sales results were characterized by strength in tees and shorts, offset by weakness in accessories and sneakers. Accessory comparable sales were down for guys primarily due to our exiting certain prior year classifications such as wallets, belt buckles and body jewelry.
Within demo, comparable store net sales of girls’ and guys’ merchandise decreased (9.9)% and (11.5)%, respectively. Girls’ comparable store net sales results were characterized by weakness in accessories and denim. Guys’ comparable store net sales results were primarily characterized by weakness in tees, wovens and denim.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, decreased to $91 million for the second quarter of fiscal 2007 from $97 million for the second quarter of fiscal 2006, a decrease of $6 million, or 6%. As a percentage of net sales, gross margin was 26.4% for the second quarter of fiscal 2007 compared to 31.1% for the second quarter of fiscal 2006. The 4.7% decrease in gross margin as a percentage of net sales was primarily attributable to the following:

%	Attributable to
(3.8)	Lease termination and other occupancy costs associated with the Company’s closure of 74 underperforming demo stores ($13 million).

(0.9)	Decrease in merchandise margins as a percentage of net sales, primarily due to an increased markdown rate.

(0.2)	Increase in buying costs as a percentage of net sales, primarily due to planned increases in our merchandise design and planning departments.

(0.2)	Increase in distribution costs as a percentage of net sales, primarily due to the opening of our new distribution facility in Olathe, Kansas.

(0.1)	Increase in all other costs of goods sold as a percentage of net sales.

0.5	Decrease in occupancy expenses as a percentage of net sales, excluding the demo closure lease termination expenses noted above.

(4.7)	Total

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $110 million for the second quarter of fiscal 2007, up from $83 million for the second quarter of fiscal 2006, an increase of $27 million, or 33%. These expenses increased to 31.8% as a percentage of net sales in the second quarter of fiscal 2007 from 26.4% in the second quarter of fiscal 2006. The components of this 5.4% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
3.5
Asset impairment and write-off charges of $12 million during the second quarter of fiscal 2007, primarily due to $10 million in store asset impairment charges attributable to the Company’s One Thousand Steps store concept (see Note 5 to the condensed consolidated financial statements).

1.6
Increase in general and administrative expenses as a percentage of net sales to 7.3% ($25 million) for the second quarter of fiscal 2007 from 5.7% ($18 million) for the second quarter of fiscal 2006. In absolute dollars, these expenses were up primarily due to planned headcount increases in the Company’s home office and within its field management team, strategic consulting expenses and previously disclosed compensation arrangements for the Company’s CEO and former COO.

0.3
Store payroll expenses as a percentage of net sales were 13.3% ($46 million) in the second quarter of fiscal 2007 as compared to 13.0% ($41 million) in the second quarter of fiscal 2006. In absolute dollars, these expenses were up primarily due to minimum wage increases in many states across the country and an increased emphasis on the quality of our in-store merchandise presentation. As a percentage of net sales, these expenses were up due to deleveraging them against the low single digit same-store sales increase in the second quarter of fiscal 2007.

5.4	Total
Net Interest Income
Net interest income was $0.5 million in the second quarter of fiscal 2007 compared to $1.1 million in the second quarter of fiscal 2006. Interest income was lower in the second quarter of fiscal 2007 due to the Company having lower average cash and short-term investment balances compared to the prior year.
Income Tax Benefit/Expense
The Company had a net income tax benefit of approximately $8 million for the second quarter of fiscal 2007 compared to income tax expense of $6 million for the second quarter of fiscal 2006 due to the net loss sustained by the Company during the second quarter of fiscal 2007. The effective income tax rate was 41.8% in the second quarter of fiscal 2007 as compared to 38.0% in the second quarter of fiscal 2006. The increase in the effective income tax rate was primarily attributable to lower projected net income for fiscal 2007 and the previously disclosed compensation arrangements for the Company’s CEO, a portion of which is not deductible for tax purposes. Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.
The first half (26 weeks) ended August 4, 2007 as compared to the first half (26 weeks) ended July 29, 2006

Net Sales
Net sales increased to $665 million for the first half of fiscal 2007 from $614 million for the first half of fiscal 2006, an increase of $51 million, or 8%. The components of this $51 million increase in net sales are as follows:

$millions	Attributable to
$39	Net sales from stores opened in fiscal 2006 not yet included in the comparable store base

28	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)

2	0.4% increase in comparable store net sales in the first half of fiscal 2007 compared to the first half of fiscal 2006

2	6 new stores opened in fiscal 2007 not yet included in the comparable store base

(20)	87 closed stores in fiscal 2007 and 6 closed stores in fiscal 2006

$51	Total
Of the 0.4% increase in comparable store net sales in the first half of fiscal 2007, PacSun and PacSun Outlet comparable store net sales increased 1.9% and demo comparable store net sales decreased (11.5)%. In percentage terms, total transactions were up mid-single digits while the average unit retail and average number of units per sale transaction in a comparable store were both down low single digits. The decrease in average unit retail was primarily driven by the footwear business, which experienced a comparable store decrease in the mid-twenties for sneakers. Sneakers carry higher average unit retail prices than our non-sneaker footwear categories.
Within PacSun and PacSun Outlet, comparable store net sales of girls’ merchandise increased 7.2% while guys’ merchandise decreased (2.1)%. Girls’ comparable store net sales results were characterized by strength in tank tops, dresses, shorts and fashion footwear, partially offset by weakness in tees and sneakers. Guys’ comparable store net sales results were characterized by strength in tees, fashion footwear and shorts, but were more than offset by weakness in accessories, sneakers and wovens. Accessory comps were down for guys primarily due to our exiting certain prior year classifications such as wallets, belt buckles and body jewelry.
Within demo, comparable store net sales of girls’ and guys’ merchandise decreased (9.6)% and (13.5)%, respectively. Girls’ comparable store net sales results were characterized by weakness in accessories, denim and tees. Guys’ comparable store net sales results were primarily characterized by weakness in tees and denim.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, decreased to $174 million for the first half of fiscal 2007 from $195 million for the first half of fiscal 2006, a decrease of $21 million, or 11%. As a percentage of net sales, gross margin was 26.2% for the first half of fiscal 2007 compared to 31.7% for the first half of fiscal 2006. The 5.5% decrease in gross margin as a percentage of net sales was primarily attributable to the following:

%	Attributable to
(2.8)
Decrease in merchandise margins as a percentage of net sales, primarily due to an increased markdown rate (2.9% higher in the current year) partially offset by higher initial markups (0.1% higher in the current year).

(2.4)	Lease termination and other occupancy costs associated with the Company’s closure of 74 underperforming demo stores ($16 million).

(0.3)	Increase in buying costs as a percentage of net sales, primarily due to planned increases in our merchandise design and planning departments.

(0.3)	Increase in distribution costs as a percentage of net sales, primarily due to the opening of our new distribution facility in Olathe, Kansas.

0.1	Decrease in all other costs of goods sold as a percentage of net sales.

0.2	Decrease in occupancy expenses as a percentage of net sales, excluding the demo closure lease termination expenses.

(5.5)	Total

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $202 million for the first half of fiscal 2007 from $163 million for the first half of fiscal 2006, an increase of $39 million, or 24%. These expenses increased to 30.3% as a percentage of net sales in the first half of fiscal 2007 from 26.5% in the first half of fiscal 2006. The components of this 3.8% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
1.9
Asset impairment and write-off charges of $12 million during the second quarter of fiscal 2007, primarily due to $10 million in store asset impairment charges attributable to the Company’s One Thousand Steps store concept (see Note 5 to the condensed consolidated financial statements).

0.9
Increase in general and administrative expenses as a percentage of net sales to 7.1% ($47 million) for the first half of fiscal 2007 from 6.2% ($38 million) for the first half of fiscal 2006. In absolute dollars, these expenses were up primarily due to planned headcount increases in the Company’s home office and within its field management team, strategic consulting expenses and previously disclosed compensation arrangements for the Company’s CEO and former COO.

0.6
Increase in store payroll expenses as a percentage of net sales to 13.5% ($90 million) in the first half of fiscal 2007 as compared to 12.9% ($79 million) in the first half of fiscal 2006. In absolute dollars, these expenses were up primarily due to minimum wage increases in many states across the country and an increased emphasis on the quality of our in-store merchandise presentation. As a percentage of net sales, these expenses were up due to deleveraging them against the near flat same-store sales result in the first half of fiscal 2007.

0.4
Increase in other direct store expenses as a percentage of net sales to 7.9% ($53 million) in the first half of fiscal 2007 from 7.5% ($46 million) in the first half of fiscal 2006. In absolute dollars, these expenses were up primarily due to $4 million in increased depreciation expenses associated with new store openings and renovations during fiscal 2006 and the first half of fiscal 2007 and $2 million in agency fee expenses associated with the demo store closures.

3.8	Total
Net Interest Income
Net interest income was $1.5 million in the first half of fiscal 2007 compared to $2.9 million in the first half of fiscal 2006. Interest income was lower in the first half of fiscal 2007 due to the Company having lower average cash and short-term investment balances compared to the prior year.
Income Tax Benefit/Expense
The Company had a net income tax benefit of approximately $11 million for the first half of fiscal 2007 compared to income tax expense of $13 million for the first half of fiscal 2006 due to the net loss sustained by the Company during the first half of fiscal 2007. The effective income tax rate was 40.7% in the first half of fiscal 2007 as compared to 38.0% in the first half of fiscal 2006. The increase in the effective income tax rate was primarily attributable to lower projected net income for fiscal 2007 and the previously disclosed compensation arrangements for the Company’s CEO, a portion of which is not deductible for tax purposes. Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. Our primary capital requirements have been for the construction of newly opened, remodeled, expanded or relocated stores, the financing of inventories and, in the past, construction of corporate facilities. We believe that our working capital and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements without borrowing significantly under our credit facility for at least the next twelve months. In the event we were to determine in the future to close any additional demo stores or any or all of our One Thousand Steps stores, however, we could be required to draw on our credit facility in order to pay expenses associated with such closures.

Operating Cash Flows
Net cash provided by operating activities was $19.5 million for the first half of fiscal 2007 compared to cash used of $1.5 million for the first half of fiscal 2006. The $21 million increase in cash provided by operations in the first half of fiscal 2007 as compared to the first half of fiscal 2006 was primarily attributable to the following:

$millions	Attributable to
$34	Increase in cash flows from accounts payable and inventory, due to timing of payments and a 11% decrease in inventory per square foot versus the second quarter last year.

28
Increase in cash flows related to current liabilities, primarily due to increased payroll, freight and medical claim accruals and the estimated lease termination liabilities associated with the 74 demo store closures which have not yet been negotiated and paid.

12	Non-cash asset impairment charges, primarily due to the impairment of the One Thousand Steps store concept (see Note 5 to the condensed consolidated financial statements).

8
Increase in cash flows related to long-term liabilities, primarily due to reduced cash disbursements associated with deferred compensation to former executives in the current year as compared to the prior year.

(37)	Decrease in net income.

(11)	Decrease in cash flows related to deferred lease incentives due to fewer new store openings in the first half of fiscal 2007 (6) versus the first half of fiscal 2006 (33).

(8)
Decrease in cash flows from other current assets, primarily due to increased accrued income tax receivables in the current year as a result of the net loss sustained by the Company in the current year.

(5)	Net decrease in cash flows from all other operating activities

$21	Total
Working Capital
Working capital at August 4, 2007 was $161 million compared to $195 million at February 3, 2007, a decrease of $34 million. The changes in working capital were as follows:

$millions	Description
$195	Working capital at February 3, 2007

(42)	Decrease in cash and marketable securities, primarily due to the net loss sustained by the Company during the first half of fiscal 2007, among other items (see cash flow statement).

(15)
Increase in other current liabilities, primarily due to increased payroll accruals and estimated lease termination liabilities associated with the 74 demo store closures (see Note 4 to the condensed consolidated financial statements).

(4)	Decrease in non-trade accounts receivable due to receipt of cash.

3	Increase in inventory, net of accounts payable.

23	Increase in net income tax receivables due to the net loss sustained by the Company during the first half of fiscal 2007.

1	Net increase in working capital from all other current assets and liabilities

$161	Working capital at August 4, 2007
Investing Cash Flows
Net cash used in investing activities in the first half of fiscal 2007 was $71 million compared to cash provided of $12 million for the first half of fiscal 2006, a decrease in cash flows from investing activities of $83 million. Investing cash flows for the first half of fiscal 2007 were comprised of capital expenditures of $63 million and net purchases of marketable securities of $8 million. Capital expenditures were predominantly for the opening of remodeled, relocated and expanded stores. In the first half of fiscal 2006, the Company’s investing activities generated $75 million in net maturities of marketable securities, partially offset by $63 million in capital expenditures.
Financing Cash Flows
Net cash provided by financing activities in the first half of fiscal 2007 was $25 million compared to cash used of $94 million for the first half of fiscal 2006. The Company completed an industrial revenue bond transaction associated with its Olathe, Kansas distribution center which resulted in a cash inflow of $23 million during the second quarter of fiscal 2007 (see Note 12 to the condensed consolidated financial statements). Proceeds from employee exercises of stock options were $3 million lower in the first half of fiscal 2007 ($2 million) than in the first half of fiscal 2006 ($5 million). The Company repurchased and retired common stock in the amount of $99 million during the first half of fiscal 2006, but did not make any repurchases in the first half of fiscal 2007.
Credit Facility
We have an unsecured $200 million credit agreement with a syndicate of lenders which expires September 14, 2010. The credit facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at our option under certain circumstances. The credit facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the credit facility bear interest at the Administrative Agent’s alternate base rate (as defined, 5.9% at August 4, 2007) or at optional interest rates that are primarily dependent upon LIBOR for the time period chosen. We had no direct borrowings outstanding under the credit facility at August 4, 2007. The credit facility requires us to maintain certain financial covenants, all of which we were in compliance with as of August 4, 2007.
Contractual Obligations
We have minimum annual rental commitments under existing store leases and leases for computer equipment. We lease all of our retail store locations under operating leases and lease computer equipment predominantly under operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. The table below includes the lease agreements for 37 of the original 74 demo closure stores for which lease termination agreements have not yet been finalized. All 74 stores have been closed by the Company, but the leases remain active for the 37 stores previously mentioned. At August 4, 2007, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations		Less than			More than
(in $millions)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$711	$109	$210	$175	$217
Letters of credit	25	25	—	—	—
Olathe lease obligation (see Note 12)	23	—	—	—	23
Total	$759	$134	$210	$175	$240
The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for fiscal 2006, 2005 and 2004 were $180 million, $161 million, and $138 million, respectively. We expect total CAM expenses to continue to increase as the number of stores increases from year to year.
Operating Leases – We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2019. Substantially all of our retail store leases require us to pay CAM charges, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years. Many of these leases contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to remodel, expand, relocate or close. We closed six stores in fiscal 2006 and currently anticipate closing approximately 100-110 stores in fiscal 2007, including the 74 demo stores recently closed (see Note 4 to the condensed consolidated financial statements).
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
New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements for the quarter ended August 4, 2007, which note is incorporated herein by this reference.
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
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At August 4, 2007, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during fiscal 2007 or 2006. Based on the interest rate of 5.9% on our credit facility at August 4, 2007, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $4 thousand per year. We are not a party with respect to derivative financial instruments.
ITEM 4 – CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the periodic reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 4, 2007.
No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
For information on legal proceedings, see “Litigation” within Note 13 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this Item 1.
Item 1A – Risk Factors
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
Our continued growth depends, in part, on our ability to develop new store concepts and/or open new stores that achieve acceptable levels of profitability. Any failure to do so may negatively impact our stock price and operational performance. Our store concepts are located principally in enclosed regional shopping malls. Our PacSun concept is a relatively mature concept with limited domestic opportunities to open new stores in such malls. Our other store concepts, demo and One Thousand Steps, have yet to achieve acceptable levels of profitability. We recently closed 74 underperforming demo stores and do not plan to open any new One Thousand Steps stores during fiscal 2007. We recorded store asset impairment charges of approximately $10 million in the second quarter of fiscal 2007 related to our One Thousand Steps concept as we determined that these stores would not be able to generate sufficient cash flows over the life of the related store leases to recover the our initial property and equipment investment in them. There can be no assurance that the operational performance of these two concepts will improve and a failure to improve could result in additional store closures, asset impairment charges, and lease termination and other related expenses being incurred in the future. There can also be no assurance that we will be able to successfully develop new store concepts that will enable us to continue to grow profitably. Any inability to sustain future long-term growth opportunities could have a material adverse impact on our business, stock price, financial condition and results of operations.
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
Any disruption of our distribution activities could have a material adverse impact on our business. We operate two distribution facilities, one in Anaheim, California, that has been in operation for several years and the other in Olathe, Kansas, which began limited operations in May 2007. Any significant interruption in the operation of the existing distribution facility or delay in the ramp up of operations in our second distribution center due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our distribution centers will be adequate to support our future growth.
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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 – Defaults upon Senior Securities
None.
Item 4 – Submission of Matters to a Vote of Security Holders
a) The 2007 Annual Meeting of Shareholders of the Company was held on May 23, 2007.
b) At the 2007 Annual Meeting, Pearson C. Cummin III, Michael Goldstein, Julius Jensen III and Michael Weiss were elected as Class I Directors of the Company for a two-year term ending in 2009. Additionally, Sally Frame Kasaks, Thomas M. Murnane and Peter Starrett continued in office after the meeting.
c) In addition, the shareholders voted on and approved the amended and restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan and ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 2, 2008.
Voting at the 2007 Annual Meeting for the election of directors is set forth below. Each of the nominees identified below was elected a Class I director.

	VOTES	VOTES
DIRECTOR NAME	CAST FOR	WITHHELD
Pearson C. Cummin III	54,836,870	2,081,984
Michael Goldstein	54,609,071	2,309,783
Julius Jensen III	54,831,910	2,086,944
Michael Weiss	55,213,608	1,705,246
With respect to the approval of the amended and restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan, 45,698,847 votes were cast for approval, 2,918,657 votes were cast against approval, 81,750 votes abstained and there were 8,219,600 broker non-votes.
With respect to the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending February 2, 2008, 56,857,830 votes were cast for approval, 29,078 votes were cast against approval, 31,946 votes abstained and there were no broker non-votes.
Item 5 – Other Information
None

Item 6 – Exhibits

Exhibit 10.1	Employment Agreement, dated as of May 22, 2007, between the Company and Sally Frame Kasaks (1)

Exhibit 10.2	Form of Stock Appreciation Rights Agreement between the Company and Sally Frame Kasaks (1)

Exhibit 10.3	Form of Restricted Stock Unit Agreement between the Company and Sally Frame Kasaks (1)

Exhibit 10.4	Employee Separation and General Release Agreement, dated June 19, 2007, between the Company and Wendy E. Burden (2)

Exhibit 10.5	Trust Indenture, dated as of July 17, 2007, between the City of Olathe, Kansas and U.S. Bank National Association (3)

Exhibit 10.6	Lease Agreement, dated as of July 17, 2007, between the City of Olathe, Kansas and Pacific Sunwear Stores Corp. (3)

Exhibit 10.7	Amendment No. 3 to Credit Agreement, dated as of July 27, 2007, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders (4)

Exhibit 31.1	Written statements of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Written statement of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Note References:

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2007

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 23, 2007

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2007

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)

Date: September 10, 2007	/s/ SALLY FRAME KASAKS
Sally Frame Kasaks Chairman and Chief Executive Officer (Principal Executive Officer)

Date: September 10, 2007	/s/ GERALD M. CHANEY
Gerald M. Chaney Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit 10.1	Employment Agreement, dated as of May 22, 2007, between the Company and Sally Frame Kasaks (1)

Exhibit 10.2	Form of Stock Appreciation Rights Agreement between the Company and Sally Frame Kasaks (1)

Exhibit 10.3	Form of Restricted Stock Unit Agreement between the Company and Sally Frame Kasaks (1)

Exhibit 10.4	Employee Separation and General Release Agreement, dated June 19, 2007, between the Company and Wendy E. Burden (2)

Exhibit 10.5	Trust Indenture, dated as of July 17, 2007, between the City of Olathe, Kansas and U.S. Bank National Association (3)

Exhibit 10.6	Lease Agreement, dated as of July 17, 2007, between the City of Olathe, Kansas and Pacific Sunwear Stores Corp. (3)

Exhibit 10.7	Amendment No. 3 to Credit Agreement, dated as of July 27, 2007, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders (4)

Exhibit 31.1	Written statements of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Written statement of Sally Frame Kasaks and Gerald M. Chaney pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Note References:

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2007

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 23, 2007

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2007