Form 10-Q
period 2007-11-03
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2007-12-03
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 3, 2007
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
On November 29, 2007, the registrant had 70,728,304 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended November 3, 2007
Index

Page #
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets November 3, 2007 and February 3, 2007	3
Condensed Consolidated Statements of Operations and Comprehensive (Loss)/Income Third quarter (13 weeks) and three quarters (39 weeks) ended November 3, 2007 and October 28, 2006	4
Condensed Consolidated Statements of Cash Flows Three quarters (39 weeks) ended November 3, 2007 and October 28, 2006	5
Notes to Condensed Consolidated Financial Statements	6-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Consolidated Operations	14-26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27-31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults upon Senior Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	31
Item 6. Exhibits	31

SIGNATURE PAGE	32
EXHIBIT 3.1
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 32.1

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share amounts)

	November 3,	February 3,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,179	$52,267
Marketable securities	—	31,500
Merchandise inventories	242,210	205,213
Other current assets	71,604	46,255

Total current assets	350,993	335,235

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	692,070	708,774
Less accumulated depreciation and amortization	(297,285)	(287,888)

Total property and equipment, net	394,785	420,886

Other Assets	43,515	17,122

TOTAL ASSETS	$789,293	$773,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$106,351	$66,581
Other current liabilities	66,113	73,952

Total current liabilities	172,464	140,533

LONG-TERM LIABILITIES:
Deferred lease incentives	78,201	89,371
Deferred rent	28,408	30,619
Other long-term liabilities	35,411	9,367

Total long-term liabilities	142,020	129,357

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 69,809,959 and 69,560,077 shares issued and outstanding, respectively	698	696
Additional paid-in capital	13,457	5,783
Retained earnings	460,654	496,874

Total shareholders’ equity	474,809	503,353

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$789,293	$773,243

See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)/INCOME
(unaudited, all amounts in thousands except share and per share amounts)

	For the Third Quarter Ended		For the Three Quarters Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	$373,148	$375,427	$1,037,951	$988,996

Cost of goods sold, including buying, distribution and occupancy costs	262,049	269,085	752,963	687,947

Gross margin	111,099	106,342	284,988	301,049

Selling, general and administrative expenses	148,849	92,562	350,491	255,355

Operating (loss)/income	(37,750)	13,780	(65,503)	45,694

Interest income, net	652	709	2,162	3,594

(Loss)/Income before income tax (benefit)/expense	(37,098)	14,489	(63,341)	49,288

Income tax (benefit)/expense	(17,061)	5,506	(27,744)	18,729

Net (loss)/income	$(20,037)	$8,983	$(35,597)	$30,559

Comprehensive (loss)/income	$(20,037)	$8,983	$(35,597)	$30,559

Net (loss)/income per share, basic	$(0.29)	$0.13	$(0.51)	$0.43

Net (loss)/income per share, diluted	$(0.29)	$0.13	$(0.51)	$0.43

Wtd. avg. shares outstanding, basic	69,765,113	69,344,402	69,678,733	71,274,716

Wtd. avg. shares outstanding, diluted	69,765,113	69,561,420	69,678,733	71,657,385
See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Quarters Ended
	Nov. 3, 2007	Oct. 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(35,597)	$30,559
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	58,295	52,632
Stock-based compensation	5,119	5,392
Tax benefits related to stock-based compensation	320	1,556
Excess tax benefits related to stock-based compensation	(292)	(963)
Loss on disposal/impairment of property and equipment	63,001	373
Change in operating assets and liabilities:
Merchandise inventories	(36,997)	(37,540)
Other current assets	(25,349)	12,237
Other assets	(3,093)	8,668
Accounts payable	39,770	30,361
Other current liabilities	(8,047)	(18,879)
Deferred lease incentives	(11,170)	4,937
Deferred rent	(2,211)	1,969
Other long-term liabilities	2,115	(6,687)

Net cash provided by operating activities	45,864	84,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(94,939)	(107,087)
Purchases of available-for-sale marketable securities	(171,400)	(226,503)
Sales of available-for-sale marketable securities	202,900	286,803
Purchases of held-to-maturity marketable securities (Note 11)	(23,300)	—
Maturities of held-to-maturity marketable securities	—	14,611

Net cash used in investing activities	(86,739)	(32,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under long-term financing obligation (Note 11)	23,300	—
Proceeds from exercise of stock options	2,237	6,532
Excess tax benefits related to stock-based compensation	292	963
Principal payments under capital lease obligations	(42)	(319)
Repurchase and retirement of common stock	—	(99,347)

Net cash provided by/(used in) financing activities	25,787	(92,171)

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(15,088)	(39,732)
CASH AND CASH EQUIVALENTS, beginning of period	52,267	95,185

CASH AND CASH EQUIVALENTS, end of period	$37,179	$55,453

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5	$4
Cash paid for income taxes	$10,635	$34,941

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase in non-cash property and equipment accruals	$247	$9,492
Capital lease transaction for property and equipment	$9	$—
See accompanying notes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended November 3, 2007
(unaudited, all amounts in thousands except share and per share amounts unless otherwise indicated)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc., together with its subsidiaries (collectively, the “Company”), is a leading specialty retailer of everyday casual apparel, footwear and accessories designed to meet the needs of active teens and young adults. The Company operates three nationwide, primarily mall-based chains of retail stores, under the names “Pacific Sunwear” (as well as “PacSun”), “Pacific Sunwear Outlet” (as well as “PacSun Outlet”), and “demo.” The Company also operates a specialty footwear concept, One Thousand Steps, which has nine stores. Pacific Sunwear and Pacific Sunwear Outlet stores specialize in board-sport inspired casual apparel, footwear and related accessories catering to teens and young adults. demo specializes in fashion-focused street wear, including casual apparel, footwear and related accessories catering to teens and young adults. One Thousand Steps stores specialize in fashion-forward footwear and accessories catering to young adults. In addition, the Company operates two e-commerce websites (www.pacsun.com and www.demostores.com) which sell PacSun and demo merchandise online, respectively, provide content and a community for its target customers, and provide information about the Company. The Company also operates a third website (www.onethousandsteps.com) that provides store location and product information for One Thousand Steps. Please see Note 4 for a discussion concerning the Company’s immediate future plans regarding its demo and One Thousand Steps stores.
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three quarters ended November 3, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008 (“fiscal 2007”). For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended February 3, 2007 (“fiscal 2006”).
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect that the adoption of SFAS 159 will have on its consolidated financial statements.
4. PENDING DISPOSITION OF DEMO AND ONE THOUSAND STEPS STORES
On October 22, 2007, the Board of Directors of the Company approved management’s recommendation to explore strategic alternatives for the Company’s demo stores and to close its One Thousand Steps stores. The Company has engaged an investment banker, Financo, Inc., to assist in identifying and evaluating strategic alternatives for the Company’s remaining 154 demo stores (which excludes the 74 demo stores already closed earlier in fiscal 2007). The Company anticipates closing its nine One Thousand Steps stores by the end of fiscal 2007.
The determination to take these actions resulted from a comprehensive review and evaluation of the profit performance as well as the real estate portfolio of the Company’s demo and One Thousand Steps stores. The demo and One Thousand Steps stores collectively generated a total pre-tax operating loss of approximately $49 million during the first nine months of fiscal 2007 (including previously announced lease termination and asset impairment charges related to demo and One Thousand Steps).
As a result of these actions, the Company recognized non-cash store asset impairment charges associated with demo of approximately $49 million (included in selling, general and administrative expenses) and inventory reserve charges for demo and One Thousand Steps aggregating approximately $5 million (included in cost of goods sold) in its third quarter ended November 3, 2007. The Company will likely incur additional charges, both cash and non-cash, in the future related to potential lease terminations and related costs, inventory liquidation costs, employee retention and severance obligations, and/or agency fees associated with the evaluation or implementation of potential strategic alternatives. The actual amounts and timing of such charges, if any, will not be known until various strategic alternatives are evaluated and a definitive course of action is determined.

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” demo and One Thousand Steps are not yet considered discontinued operations as the Company continues to receive direct cash flows from operating these stores and does not yet know what the ultimate disposition or divestiture of the demo stores will be.
As of November 3, 2007, the Company had approximately $4 million in accrued liabilities for estimated lease terminations yet to be finalized from 19 of the 74 previously closed demo stores. Additional lease termination charges may be incurred in future periods as any of the remaining 154 demo stores or nine One Thousand Steps stores cease operations and/or lease termination negotiations are finalized for any remaining demo or One Thousand Steps stores.
5. SEGMENT REPORTING
The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories, footwear and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. The Company has identified four operating segments (PacSun, PacSun Outlet, demo, and One Thousand Steps) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” E-commerce operations for PacSun and demo are included in their respective operating segments. The four operating segments have been aggregated into three reportable segments (PacSun, demo and One Thousand Steps). Information for the first three quarters of each of fiscal 2007 and 2006 concerning each of the three reportable segments is set forth below (all amounts in thousands except store counts):

			One
Three Quarters Ended			Thousand
November 3, 2007:	PacSun	demo	Steps	Corporate	Total
Net Sales	$921,677	$112,343	$3,931	n/a	$1,037,951
% of Total Sales	89%	11%	0%	n/a	100%
Comparable Store Sales %	4.0%	(13.7)%	(14.4)%	n/a	2.0%
Income/(Loss) before Income Taxes	$149,688	$(80,821)	$(14,066)	$(118,142)	$(63,341)
Total Assets	$489,597	$40,916	$1,621	$257,159	$789,293
Number of Stores	957	154	9	n/a	1,120
Square Footage	3,667	439	24	n/a	4,130

			One
Three Quarters Ended			Thousand
October 28, 2006:	PacSun	demo	Steps	Corporate	Total
Net Sales	$855,402	$130,790	$2,804	n/a	$988,996
% of Total Sales	87%	13%	0%	n/a	100%
Comparable Store Sales %	(4.6)%	(6.9)%	n/a	n/a	(4.9)%
Income/(Loss) before Income Taxes	$148,341	$(1,547)	$(2,007)	$(95,501)	$49,288
Total Assets	$461,263	$118,052	$15,577	$181,107	$775,999
Number of Stores	945	215	9	n/a	1,169
Square Footage	3,582	603	24	n/a	4,209
In the tables above, the “PacSun” reportable segment includes only the operations of PacSun stores, PacSun Outlet stores and PacSun e-commerce. The “demo” reportable segment only includes the operations of demo stores and demo e-commerce. The “One Thousand Steps” reportable segment includes only the operations of One Thousand Steps stores. The “Corporate” column is presented solely to allow for reconciliation of store contribution and total asset amounts to consolidated income before income taxes and total assets. Store contribution amounts include only net sales, merchandise gross margins, and direct store expenses with no allocation of corporate overhead or distribution and merchandising costs.
6. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123(R), “Share-Based Payment.” Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized. The expected terms of options granted are derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s stock. The Company records stock-based compensation expense using the graded vesting method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. For the first three quarters of each of fiscal 2007 and 2006, the fair value of the Company’s stock-based compensation awards, which includes stock options, non-vested shares, share appreciation rights and shares purchased under the Company’s employee stock purchase plan (“ESPP”), was determined using the following weighted average assumptions:

	Fiscal Three Quarters
	2007		2006
	Stock Awards	ESPP	Stock Awards	ESPP
Expected Life	4 years	0.5 years	5 years	0.5 years
Stock Volatility	34.7% - 36.6%	31.9%	41.3% - 48.7%	35.4%
Risk-free Interest Rates	4.3% - 4.9%	5.0%	4.6% – 5.1%	4.5%
Expected Dividends	None	None	None	None
Stock-based compensation expense for the three quarters of each of fiscal 2007 and 2006 was included in costs of goods sold for the Company’s buying and distribution employees ($1.8 million and $1.5 million, respectively) and in selling, general and administrative expense for all other employees ($3.1 million and $3.8 million, respectively).

A summary of stock option activity, including share appreciation rights, under the Company’s 2005 Performance Incentive Plan for each of the first three quarters of fiscal 2007 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options/SARs	Shares	Price	Term (Yrs.)	($000s)
Outstanding at February 3, 2007	2,931,920	$19.43
Granted	390,000	20.87
Exercised	(48,469)	11.96
Forfeited or expired	(89,215)	24.08

Outstanding at May 5, 2007	3,184,236	$19.59	5.37	$9,132
Granted	334,000	19.16
Exercised	(86,047)	9.83
Forfeited or expired	(161,790)	23.62

Outstanding at August 4, 2007	3,270,399	$19.61	5.24	$4,219
Granted	59,000	14.68
Exercised	(50,763)	6.72
Forfeited or expired	(125,894)	23.76

Outstanding at November 3, 2007	3,152,742	$19.56	5.02	$3,717

Vested and expected to vest at November 3, 2007	2,636,355	$19.34	4.82	$3,678

Exercisable at November 3, 2007	1,820,125	$18.43	4.32	$3,638

The weighted-average grant-date fair value of options granted during the first three quarters of each of fiscal 2007 and 2006 was $6.70 and $9.36, respectively.  The total intrinsic value of options exercised during the first three quarters of each of fiscal 2007 and 2006 was $1.8 million and $5.2 million, respectively.
A summary of the status of the Company’s non-vested share awards during the first three quarters of fiscal 2007 is presented below:

		Weighted-
		Average Grant-
Non-vested Shares	Shares	Date Fair Value
Outstanding at February 3, 2007	327,387	$19.85
Granted	352,464	21.00
Vested	—	—
Forfeited	(21,240)	19.95

Outstanding at May 5, 2007	658,611	$20.47
Granted	34,450	19.74
Vested	(35,615)	20.05
Forfeited	(39,429)	20.29

Outstanding at August 4, 2007	618,017	$20.46
Granted	211,150	16.28
Vested	(2,313)	15.35
Forfeited	(38,092)	20.18

Outstanding at November 3, 2007	788,762	$19.37

The fair value of shares vested during the first three quarters of fiscal 2007 was approximately $0.7 million.

As of November 3, 2007, the Company had approximately $18 million of compensation cost related to non-vested stock option and non-vested share awards, net of estimated forfeitures, not yet recognized. This compensation expense is expected to be recognized over a weighted average period of approximately 2.81 years.
7. NET (LOSS)/INCOME PER SHARE, BASIC AND DILUTED
The following table summarizes the computation of earnings per share (“EPS”):

	November 3, 2007			October 28, 2006
	Net			Net
Third Quarter Ended:	(Loss)	Shares	EPS	Income	Shares	EPS
Basic EPS:	$(20,037)	69,765,113	$(0.29)	$8,983	69,344,402	$0.13
Diluted EPS:
Effect of dilutive equivalents	—	—	(0.00)	—	217,018	(0.00)

	$(20,037)	69,765,113	$(0.29)	$8,983	69,561,420	$0.13

	November 3, 2007			October 28, 2006
	Net			Net
Three Quarters Ended:	(Loss)	Shares	EPS	Income	Shares	EPS
Basic EPS:	$(35,597)	69,678,733	$(0.51)	$30,559	71,274,716	$0.43
Diluted EPS:
Effect of dilutive equivalents	—	—	(0.00)	—	382,669	(0.00)

	$(35,597)	69,678,733	$(0.51)	$30,559	71,657,385	$0.43

Options to purchase 2,405,831 and 2,476,923 shares of common stock in the third quarter of fiscal 2007 and 2006, respectively, and 2,293,894 and 2,480,699 shares of common stock in the first three quarters of fiscal 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the Company’s common stock.
8. OTHER CURRENT ASSETS
As of the dates presented, other current assets consisted of the following:

	November 3,	February 3,
	2007	2007
Income taxes receivable	$30,589	$—
Prepaid expenses	27,871	27,748
Deferred income taxes	7,291	7,291
Non-trade accounts receivable	5,853	11,216

Total other current assets	$71,604	$46,255

9. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following:

	November 3,	February 3,
	2007	2007
Accrued capital expenditures	$14,049	$13,802
Accrued compensation and benefits	10,974	15,529
Accrued gift cards	8,644	14,007
Sales taxes payable	3,943	4,771
Accrued lease terminations (Note 4)	3,624	—
Income taxes payable	—	8,706
Other	24,879	17,137

Total other current liabilities	$66,113	$73,952

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
Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and totaled less than $0.1 million for the first half of fiscal 2007. Accrued interest and penalties was approximately $0.7 million at both November 3, 2007 and February 4, 2007.
The Company files income tax returns in the U.S. federal jurisdiction and multiple other state and local jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2004 and, with few exceptions, is no longer subject to state and local examinations for years before 2002.
11. INDUSTRIAL REVENUE BOND TRANSACTION – OLATHE, KANSAS
On July 17, 2007, Pacific Sunwear Stores Corp., a wholly-owned subsidiary of the Company, completed an industrial revenue bond financing transaction with the city of Olathe, Kansas (the “City”) that will provide property tax savings for 10 years on the Company’s new distribution center located in the City. In the transaction, the City purchased the land and building from the Company through the issuance to the Company of approximately $23.3 million in industrial revenue bonds due January 1, 2018 (“Bonds”) and contemporaneously leased the land and building to the Company for an identical term. The Company can call the Bonds at any time it chooses, but would lose its property tax benefit in the event this transaction was to be canceled. In the Company’s consolidated balance sheet, the land and building remain a component of property and equipment, the investment in the Bonds is included in other assets, and the related long-term lease is included in other long-term liabilities.
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

12. COMMITMENTS AND CONTINGENCIES
Litigation – The Company is involved from time to time in litigation incidental to its business. In connection with the Company’s recent closure of 74 demo stores earlier in fiscal 2007, landlords have, in some instances, threatened or initiated actions alleging breach of the underlying store leases and seeking to recover remaining lease payments for the duration of the underlying leases. Similar actions may take place with regard to the Company’s remaining 154 demo stores and nine One Thousand Steps stores (see Note 4). The Company is undertaking to reach agreements with landlords of the 74 closed stores to address its underlying lease obligations. As of November 3, 2007, lease terminations have been executed covering 55 of the 74 total demo closures. The Company has accrued estimated lease termination obligations related to the 19 remaining active leases from the original 74 closures and has included that amount in accrued liabilities (see Note 4). Actual lease termination charges could be significantly higher than the Company’s estimates. Any additional charges will be recognized at the time any of the remaining lease termination negotiations are finalized and/or when new information causes the Company to revise its estimates. The Company believes that the outcome of current and threatened litigation, including litigation relating to any remaining demo or One Thousand Steps stores, will not likely have a material adverse effect on its results of operations or financial condition.
Letters of Credit – The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $27 million outstanding at November 3, 2007, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS
The following management’s discussion and analysis of financial condition and results of consolidated operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:
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
All forward-looking statements included in this report are based on information available to us as of the date hereof, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See Item 1A, Risk Factors, in this report for a discussion of these risks and uncertainties. We assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.
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

Operating margin – We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. During the first three quarters of fiscal 2007, the Company incurred total estimated lease termination charges of approximately $18 million associated with the 74 demo closures, approximately $4 million of which remains in accrued liabilities for lease terminations not yet finalized with 19 of the original 74 demo closures. Actual lease termination charges could differ materially from our estimates and could adversely affect results of operations for the remainder of fiscal 2007. For a discussion of the changes in the components comprising operating margins during the first half of fiscal 2007 and 2006, see “Results of Operations” in this section.
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
Cash flow and liquidity (working capital) – We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Cash flows from operations for fiscal 2006, 2005 and 2004 (in millions) were $162, $184 and $143, respectively. We expect that our cash flows from operations and working capital will be sufficient to finance operations without significant borrowing under our credit facility over the next twelve months. However, in the event we were required to negotiate lease terminations with any or all of the 154 remaining demo stores and nine One Thousand Steps stores, we could be required to draw on our credit facility in order to pay expenses associated with such closures.
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
Results of Operations
The following table sets forth selected income statement data of the Company expressed as a percentage of net sales for the periods indicated. The discussion that follows should be read in conjunction with this table:

	Third Quarter Ended		Three Quarters Ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	70.2	71.7	72.5	69.6

Gross margin	29.8	28.3	27.5	30.4
Selling, general and administrative expenses	39.9	24.7	33.8	25.8

Operating (loss)/income	(10.1)	3.6	(6.3)	4.6
Interest income, net	0.2	0.3	0.2	0.4

(Loss)/Income before income tax (benefit)/expense	(9.9)	3.9	(6.1)	5.0
Income tax (benefit)/expense	(4.5)	1.5	(2.7)	1.9

Net (loss)/income	(5.4)%	2.4%	(3.4)%	3.1%

The following table sets forth the Company’s number of stores (by store concept and in total) and total square footage as of the dates indicated:

	November 3,	October 28,
	2007	2006
PacSun stores	838	835
Outlet stores	119	110
demo stores	154	215
One Thousand Steps stores	9	9

Total stores	1,120	1,169

Square footage (in 000’s)	4,130	4,209

The third quarter (thirteen weeks) ended November 3, 2007 as compared to the third quarter (thirteen weeks) ended October 28, 2006
Net Sales
Net sales were $373 million for the third quarter of fiscal 2007, a slight decrease from $375 million for the third quarter of fiscal 2006. The components of this $2 million decrease in net sales are as follows:

$millions	Attributable to
$(18)
Decrease in other non-comparable sales, which include net sales from expanded or relocated stores not yet included in the comparable store base, internet net sales, and the impact of lost sales from our refreshed stores while the stores are closed for renovation.

(15)	93 closed stores in fiscal 2007 and 6 closed stores in fiscal 2006.
16	5% increase in comparable store net sales in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.
13	Net sales from stores opened in fiscal 2006 not yet included in the comparable store base.
2	13 new stores opened in fiscal 2007 not yet included in the comparable store base.
$(2)	Total
Of the 5.0% increase in comparable store net sales in the third quarter of fiscal 2007, PacSun and PacSun Outlet comparable store net sales increased a combined 7.7% and demo comparable store net sales decreased (18.3)%. In percentage terms, total transactions were up high-single digits while the average unit retail and average number of units per sale transaction in a comparable store were both down low-single digits. The decrease in average unit retail was primarily driven by weakness in the footwear business, which experienced a comparable store decrease in the mid-twenties for sneakers. Sneakers carry higher average unit retail prices than our non-sneaker footwear categories.
Within PacSun and PacSun Outlet, comparable store net sales of girls’ and guys’ merchandise increased 18.4% and 0.4%, respectively. Girls’ comparable store net sales results were characterized by strength in denim, tank tops, dresses, handbags, and shorts, partially offset by weakness in tees and sneakers. Guys’ comparable store net sales results were characterized by strength in tees, fleece and shorts, offset by weakness in accessories and sneakers. Accessory comparable sales were down for guys primarily due to our exiting certain prior year classifications such as wallets, belt buckles and body jewelry.
Within demo, comparable store net sales of girls’ and guys’ merchandise decreased (11.3)% and (25.1)%, respectively. Girls’ comparable store net sales results were characterized by weakness in accessories and bottoms, partially offset by strength in tops. Guys’ comparable store net sales results were primarily characterized by weakness in tees, wovens and denim.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, increased to $111 million for the third quarter of fiscal 2007 from $106 million for the third quarter of fiscal 2006, an increase of $5 million, or 4%. As a percentage of net sales, gross margin was 29.8% for the third quarter of fiscal 2007 compared to 28.3% for the third quarter of fiscal 2006. The 1.5% increase in gross margin as a percentage of net sales was primarily attributable to the following:

%	Attributable to
2.0	Increase in merchandise margins as a percentage of net sales, primarily due to a decreased markdown rate and improved initial markups.
(0.4)	Increase in buying costs as a percentage of net sales, primarily due to planned increases in our merchandise design and planning departments.
(0.2)	Increase in occupancy expenses as a percentage of net sales, primarily due to common area maintenance expenses.
0.1	Decrease in distribution costs as a percentage of net sales.
1.5	Total
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $149 million for the third quarter of fiscal 2007, up from $93 million for the third quarter of fiscal 2006, an increase of $56 million, or 61%. These expenses increased to 39.9% as a percentage of net sales in the third quarter of fiscal 2007 from 24.7% in the third quarter of fiscal 2006. The components of this 15.2% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
13.7
Asset impairment and write-off charges of $51 million during the third quarter of fiscal 2007, primarily due to $49 million in store asset impairment charges attributable to the Company’s 154 demo stores (see Note 4 to the condensed consolidated financial statements).

1.2
Increase in general and administrative expenses as a percentage of net sales to 6.8% ($25 million) for the third quarter of fiscal 2007 from 5.6% ($21 million) for the third quarter of fiscal 2006. In absolute dollars, these expenses were up primarily due to strategic consulting expenses and planned payroll increases in the Company’s home office and within its field management team. The Company also incurred planned expense increases associated with its e-commerce operation.

0.3
Increase in all other direct store expenses as a percentage of net sales to 19.3% ($72 million) in the third quarter of fiscal 2007 as compared to 19.0% ($71 million) in the third quarter of fiscal 2006. The primary increase in other direct store expenses was attributable to depreciation expenses associated with our PacSun store refresh program.

15.2	Total
Net Interest Income
Net interest income was $0.7 million in the third quarter of each of fiscal 2007 and fiscal 2006.
Income Tax Benefit/Expense
The Company had a net income tax benefit of approximately $17 million for the third quarter of fiscal 2007 compared to income tax expense of approximately $6 million for the third quarter of fiscal 2006 due to the net loss sustained by the Company during the third quarter of fiscal 2007. The effective income tax rate was 46.0% in the third quarter of fiscal 2007 as compared to 38.0% in the third quarter of fiscal 2006. The increase in the effective income tax rate was primarily attributable to the Company’s projected net loss for fiscal 2007 as a result of the store asset impairment charges associated with demo stores (see Note 4 to the condensed consolidated financial statements). As a result of the forecasted loss, permanent tax benefits related to investment tax credits associated with our Olathe, Kansas distribution center result in an increase to the effective tax rate. Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.

Three quarters (39 weeks) ended November 3, 2007 as compared to the three quarters (39 weeks) ended October 28, 2006
Net Sales
Net sales increased to $1,038 million for the first three quarters of fiscal 2007 from $989 million for the first three quarters of fiscal 2006, an increase of $49 million, or 5%. The components of this $49 million increase in net sales are as follows:

$millions	Attributable to
$53	Net sales from stores opened in fiscal 2006 not yet included in the comparable store base
18	2.0% increase in comparable store net sales in the first three quarters of fiscal 2007 compared to the first three quarters of fiscal 2006
10	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales)
3	13 new stores opened in fiscal 2007 not yet included in the comparable store base
(35)	93 closed stores in fiscal 2007 and 6 closed stores in fiscal 2006
$49	Total
Of the 2.0% increase in comparable store net sales in the first three quarters of fiscal 2007, PacSun and PacSun Outlet comparable store net sales increased 4.0% and demo comparable store net sales decreased (13.7)%. In percentage terms, total transactions were up high-single digits while the average unit retail and average number of units per sale transaction in a comparable store were both down low-single digits. The decrease in average unit retail was primarily driven by the footwear business, which experienced a comparable store decrease in the mid-twenties for sneakers. Sneakers carry higher average unit retail prices than our non-sneaker footwear categories.
Within PacSun and PacSun Outlet, comparable store net sales of girls’ merchandise increased 11.1% while guys’ merchandise decreased (1.2)%. Girls’ comparable store net sales results were characterized by strength in denim, tank tops, dresses, shorts and handbags, partially offset by weakness in tees and sneakers. Guys’ comparable store net sales results were characterized by strength in tees, fleece, and shorts, but were more than offset by weakness in accessories, sneakers and pants. Accessory comps were down for guys primarily due to our exiting certain prior year classifications such as wallets, belt buckles and body jewelry.
Within demo, comparable store net sales of girls’ and guys’ merchandise decreased (10.2)% and (17.3)%, respectively. Girls’ comparable store net sales results were characterized by weakness in accessories and denim, partially offset by strength in tops. Guys’ comparable store net sales results were primarily characterized by weakness in tops and denim.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, decreased to $285 million for the first three quarters of fiscal 2007 from $301 million for the first three quarters of fiscal 2006, a decrease of $16 million, or 5%. As a percentage of net sales, gross margin was 27.5% for the first three quarters of fiscal 2007 compared to 30.4% for the first three quarters of fiscal 2006. The 2.9% decrease in gross margin as a percentage of net sales was primarily attributable to the following:

%	Attributable to
(1.7)	Lease termination and other occupancy costs associated with the Company’s closure of 74 underperforming demo stores ($18 million).
(1.0)
Decrease in merchandise margins as a percentage of net sales, primarily due to an increased markdown rate (1.1% higher in the current year) partially offset by higher initial markups (0.4% higher in the current year). Other margin items were down 0.3% as a percentage of net sales.

(0.3)	Increase in buying costs as a percentage of net sales, primarily due to planned increases in our merchandise design and planning departments.
(0.1)	Net increase in distribution expenses.
0.2	Decrease in occupancy expenses as a percentage of net sales, excluding the demo closure lease termination expenses.
(2.9)	Total
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $350 million for the first three quarters of fiscal 2007 from $255 million for the first three quarters of fiscal 2006, an increase of $95 million, or 37%. These expenses increased to 33.8% as a percentage of net sales in the first three quarters of fiscal 2007 from 25.8% in the first three quarters of fiscal 2006. The components of this 8.0% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
6.1
Asset impairment and write-off charges of $64 million during the first three quarters of fiscal 2007, primarily due to $59 million in store asset impairment charges attributable to the Company’s demo and One Thousand Steps stores (see Note 4 to the condensed consolidated financial statements).

1.0
Increase in general and administrative expenses as a percentage of net sales to 7.0% ($72 million) for the first three quarters of fiscal 2007 from 6.0% ($59 million) for the first three quarters of fiscal 2006. In absolute dollars, these expenses were up primarily due to planned payroll increases in the Company’s home office and within its field management team, strategic consulting expenses and other planned expense increases in the Company’s e-commerce function.

0.5
Increase in store payroll expenses as a percentage of net sales to 12.9% ($134 million) in the first three quarters of fiscal 2007 as compared to 12.4% ($123 million) in the first three quarters of fiscal 2006. In absolute dollars, these expenses were up primarily due to minimum wage increases in many states across the country and an increased emphasis on the quality of our in-store merchandise presentation. As a percentage of net sales, these expenses were up due to deleveraging them against the low-single digit same-store sales increase in the first three quarters of fiscal 2007.

0.4
Increase in other direct store expenses as a percentage of net sales to 7.7% ($80 million) in the first three quarters of fiscal 2007 from 7.3% ($73 million) in the first three quarters of fiscal 2006. In absolute dollars, these expenses were up primarily due to $5 million in increased depreciation expenses associated with new store openings and renovations, and $2 million in agency fee expenses associated with the demo store closures.

8.0	Total
Net Interest Income
Net interest income was $2.2 million in the first three quarters of fiscal 2007 compared to $3.6 million in the first three quarters of fiscal 2006. Interest income was lower in the first three quarters of fiscal 2007 due to the Company having lower average cash and short-term investment balances compared to the prior year.

Income Tax Benefit/Expense
The Company had a net income tax benefit of approximately $28 million for the first three quarters of fiscal 2007 compared to income tax expense of approximately $19 million for the first three quarters of fiscal 2006 due to the net loss sustained by the Company during the first three quarters of fiscal 2007. The effective income tax rate was 43.8% in the first three quarters of fiscal 2007 as compared to 38.0% in the first three quarters of fiscal 2006. The increase in the effective income tax rate was primarily attributable to the Company’s projected net loss for fiscal 2007 as a result of the store asset impairment charges associated with demo stores (see Note 4 to the condensed consolidated financial statements). As a result of the forecasted loss, permanent tax benefits related to investment tax credits associated with our Olathe, Kansas distribution center result in an increase to the effective tax rate. Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.
Pending Disposition of demo and One Thousand Steps Stores
On October 22, 2007, the Board of Directors of the Company approved management’s recommendation to explore strategic alternatives for the Company’s demo stores and to close its One Thousand Steps stores. The Company has engaged an investment banker, Financo, Inc., to assist in identifying and evaluating strategic alternatives for the Company’s remaining 154 demo stores (which excludes the 74 demo stores already closed earlier in fiscal 2007). The Company anticipates closing its nine One Thousand Steps stores by the end of fiscal 2007.
The tables below present the direct, aggregate financial impact of operating demo and One Thousand Steps for each of the previous seven fiscal quarters:

	1st	2nd	3rd
Fiscal 2007	Quarter	Quarter	Quarter
Net sales	$52,507	$32,470	$31,297
Gross margin, including buying and occupancy	7,672	(10,826)	(3,626)
Selling, general & administrative expenses	15,332	22,673	60,442
Pre-tax operating loss	(7,660)	(33,499)	(64,068)
After-tax operating loss	(4,726)	(19,496)	(37,163)
Loss per diluted share	(0.07)	(0.28)	(0.53)

	1st	2nd	3rd	4th
Fiscal 2006	Quarter	Quarter	Quarter	Quarter
Net sales	$48,274	$37,104	$48,216	$72,368
Gross margin, including buying and occupancy	12,937	2,478	10,373	13,099
Selling, general & administrative expenses	12,196	13,126	14,351	40,923
Pre-tax operating income/(loss)	740	(10,648)	(3,978)	(27,825)
After-tax operating income/(loss)	459	(6,602)	(2,466)	(16,893)
Earnings/(Loss) per diluted share	0.01	(0.09)	(0.04)	(0.24)
The operational results in the condensed summaries above include only those expenses directly associated with the operations of the demo and One Thousand Steps concepts, including corporate overhead functions directly assigned to these concepts such as their merchandising, sourcing, field management, marketing and e-commerce teams. These results also include the operational results of the 74 previously-closed demo stores, the results of which were disclosed separately in previous public filings. These results do not include any allocation of shared functions such as distribution, real estate, construction, information services, human resources, or finance.

In the third quarter of fiscal 2007, selling, general and administrative expenses included approximately $49 million in store asset impairment charges associated with the Company’s remaining 154 demo stores, and gross margin, including buying and occupancy, included approximately $5 million in aggregate inventory reserve charges associated with demo and One Thousand Steps.
In the second quarter of fiscal 2007, gross margin, including buying and occupancy, included approximately $13 million in total lease termination and other occupancy charges associated with the previous 74 demo closures. Selling, general and administrative expenses included $10 million in asset impairment charges associated with One Thousand Steps.
In the fourth quarter of fiscal 2006, selling, general and administrative expenses included approximately $22 million in store asset impairment charges, and gross margin, including buying and occupancy, included approximately $2 million in inventory reserve charges associated with 74 previously closed demo stores.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. Our primary capital requirements have been for the construction of newly opened, remodeled, expanded or relocated stores, the financing of inventories and, in the past, construction of corporate facilities. We believe that our working capital and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements without borrowing significantly under our credit facility for at least the next twelve months. However, in the event we were required to negotiate lease terminations with any or all of the 154 remaining demo stores and nine One Thousand Steps stores, we could be required to draw on our credit facility in order to pay expenses associated with such closures.
Operating Cash Flows
Net cash provided by operating activities was $46 million for the first three quarters of fiscal 2007 compared to $85 million for the first three quarters of fiscal 2006. The $39 million decrease in cash provided by operations in the first three quarters of fiscal 2007 as compared to the first three quarters of fiscal 2006 was primarily attributable to the following:

$millions	Attributable to
$(66)
Decrease in net income. This amount includes $47 million (after taxes) in store asset impairments, lease termination and other charges related to demo and One Thousand Steps in the first three quarters of fiscal 2007.

(38)
Decrease in cash flows from non-inventory current assets, primarily due to accrued income tax receivables of approximately $31 million in the current year versus approximately $3 million in the prior year as a result of the net loss sustained by the Company in the current year and the timing of the payment of fiscal November store rent expenses. November rents were paid in fiscal October in the current year versus in fiscal November in the prior year due to the different quarter-end date (November 3 this year versus October 28 last year).

(16)	Decrease in cash flows related to deferred lease incentives due to fewer new store openings in the first three quarters of fiscal 2007 (13) versus the first three quarters of fiscal 2006 (67).
63	Non-cash asset impairment charges, primarily due to the impairment of the demo and One Thousand Steps stores (see Note 4 to the condensed consolidated financial statements).
10
Increase in cash flows related to accounts payable, net of inventories, primarily due to a 2% reduction in inventory per square foot and an improved inventory aging position as of the end of the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006.

9
Increase in cash flows related to long-term liabilities, primarily due to reduced cash disbursements associated with deferred compensation to former executives in the current year as compared to the prior year.

(1)	Net decrease in cash flows from all other operating activities
$(39)	Total

Working Capital
Working capital at November 3, 2007 was $179 million compared to $195 million at February 3, 2007, a decrease of $16 million. The changes in working capital were as follows:

$millions	Description
$195	Working capital at February 3, 2007
(47)	Decrease in cash and marketable securities, primarily due to the net loss sustained by the Company during fiscal 2007, among other items (see cash flow statement).
(5)	Decrease in non-trade accounts receivable due to cash receipts and fewer landlord allowances in the current year as a result of lower new store openings.
(3)	Increase in accounts payable, net of inventory.
39	Increase in net income tax receivables due to the net loss sustained by the Company during fiscal 2007.
$179	Working capital at November 3, 2007
Investing Cash Flows
Net cash used in investing activities in the first three quarters of fiscal 2007 was $87 million compared to $32 million for the first three quarters of fiscal 2006, a decrease in cash flows from investing activities of $55 million. Investing cash flows for the first three quarters of fiscal 2007 were comprised of capital expenditures of $95 million and net maturities of marketable securities of $8 million. Capital expenditures were predominantly for the opening of remodeled, relocated and expanded stores. In the first three quarters of fiscal 2006, the Company’s investing activities were comprised of $107 million in capital expenditures and $75 million in net maturities of marketable securities. Due to an increasing interest rate environment in the prior year, the Company had been aggressively liquidating longer-term investments (original maturity of 3 months to one year) in favor of shorter-term investments (original maturity of less than 3 months).
Financing Cash Flows
Net cash provided by financing activities in the first three quarters of fiscal 2007 was $26 million compared to cash used of $92 million for the first three quarters of fiscal 2006. The Company completed an industrial revenue bond transaction associated with its Olathe, Kansas distribution center which resulted in a cash inflow of $23 million during the third quarter of fiscal 2007 (see Note 11 to the condensed consolidated financial statements). Proceeds from employee exercises of stock options were $5 million lower in the first three quarters of fiscal 2007 ($2 million) than in the first three quarters of fiscal 2006 ($7 million). The Company repurchased and retired common stock in the amount of $99 million during the first three quarters of fiscal 2006, but has not made any repurchases during fiscal 2007.
Credit Facility
We have an unsecured $200 million credit agreement with a syndicate of lenders which expires September 14, 2010. The credit facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at our option under certain circumstances. The credit facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the credit facility bear interest at the Administrative Agent’s alternate base rate (as defined, 5.2% at November 3, 2007) or at optional interest rates that are primarily dependent upon LIBOR for the time period chosen. We had no direct borrowings outstanding under the credit facility at November 3, 2007. The credit facility requires us to maintain certain financial covenants, as amended, all of which we were in compliance with as of November 3, 2007.
Contractual Obligations
We have minimum annual rental commitments under existing store leases and leases for computer equipment. We lease all of our retail store locations under operating leases and lease computer equipment predominantly under operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. The table below includes the lease agreements for 19 of the original 74 demo closure stores for which lease termination agreements have not yet been finalized. All 74 stores have been closed by the Company, but the leases remain active for the 19 stores previously mentioned. At November 3, 2007, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations		Less than			More than
(in $millions)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$720	$107	$211	$176	$226
Letters of credit	27	27	—	—	—
Olathe lease obligation (see Note 11)	23	—	—	—	23

Total	$770	$134	$211	$176	$249

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
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to remodel, expand, relocate or close. We currently anticipate closing approximately 105-115 stores in fiscal 2007, including the 74 demo stores recently closed (see Note 4 to the condensed consolidated financial statements).
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

New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements for the quarter ended November 3, 2007, which note is incorporated herein by this reference.
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
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At November 3, 2007, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during fiscal 2007 or 2006. Based on the interest rate of 5.2% on our credit facility at November 3, 2007, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $10 million outstanding on our credit facility, net income would be reduced by approximately $30 thousand per year. We are not a party with respect to derivative financial instruments.
ITEM 4 – CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the periodic reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 3, 2007.
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
We continue to modify our existing store design model for our PacSun stores, which may not result in improved operational performance. We believe that store design is an important element in the customer shopping experience. Many of our stores have been in operation for many years and have not been updated or renovated since opening. Some of our competitors are in the process of updating, or have updated, their store designs, which may make our stores appear less attractive visually. We have been testing new store design alternatives for our PacSun stores in an attempt to update the look of our stores and improve their productivity. This process carries additional risks such as higher than anticipated construction costs, lack of customer acceptance, and lower store productivity than planned or anticipated, among others. There can be no assurance that this process will prove successful in improving operational results or that we can achieve meaningful results in an adequate timeframe. Any inability on our part to successfully implement new store designs in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

Our continued growth depends, in part, on our ability to develop new store concepts and/or open new stores that achieve acceptable levels of profitability. Any failure to do so may negatively impact our stock price and operational performance. Our store concepts are located principally in enclosed regional shopping malls. Our PacSun concept is a relatively mature concept with limited domestic opportunities to open new stores in such malls. Our other store concepts, demo and One Thousand Steps, have yet to achieve acceptable levels of profitability. We are currently seeking strategic alternatives for our 154 remaining demo stores and plan to close our nine One Thousand Steps stores as soon as is practical. There can be no assurance that we will be able to successfully develop new store concepts that will enable us to continue to grow profitably. Any inability to sustain future long-term growth opportunities could have a material adverse impact on our business, stock price, financial condition and results of operations.
We are in the process of seeking strategic alternatives for our demo stores and plan to close our One Thousand Steps stores as soon as is practical. These processes could divert significant attention from our more successful PacSun and PacSun Outlet operations and we are likely to incur related cash and non-cash charges, the amount of which is not currently known. On October 22, 2007, our Board of Directors approved management’s recommendation to explore strategic alternatives for our demo stores and to close our One Thousand Steps stores. We have engaged an investment banker to assist us in identifying and evaluating strategic alternatives for our remaining 154 demo stores and plan to close our nine One Thousand Steps stores as soon as is practical. For our demo stores, the strategic alternatives to be considered are to sell all or a portion of the demo stores to a third party, negotiate lease terminations directly with landlords, or some combination of these alternatives. This process could result in significant distraction from our go-forward PacSun and PacSun Outlet operations. In addition, the Company will likely incur additional charges, both cash and non-cash, in the future related to potential lease terminations and related costs, inventory liquidation costs, employee retention and severance obligations, and/or agency fees associated with the evaluation or implementation of potential strategic alternatives. The actual amounts and timing of such charges, if any, will not be known until various strategic alternatives are evaluated and a definitive course of action is determined. Any inability to successfully exit these retail concepts in a timely and cost effective manner could have a material adverse effect on our stock price, financial condition and results of operations.
We face significant competition from both vertically-integrated and brand-based competitors that are growing rapidly, which could have a material adverse effect on our business. The retail apparel, footwear and accessory business is highly competitive. All of our stores compete on a national level with a diverse group of retailers, including vertically-integrated and brand-based national, regional and local specialty retail stores and certain leading department stores that offer the same or similar brands and styles of merchandise as we do. Many of our competitors are larger and have significantly greater resources than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.
Our customers may not prefer our proprietary brand merchandise, which may negatively impact our profitability. For our PacSun and PacSun Outlet stores, sales from proprietary brand merchandise accounted for approximately 30%, 34%, and 33% of net sales in fiscal 2006, 2005, and 2004, respectively. There can be no assurance that we will be able to achieve increases in proprietary brand merchandise sales as a percentage of net sales. Because our proprietary brand merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise changes significantly (up or down), may have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations.
Our current or prospective vendors may be unable or unwilling to supply us with adequate quantities of their merchandise in a timely manner or at acceptable prices, which could have a material adverse impact on our business. The success of our business is dependent upon developing and maintaining good relationships with our vendors. We work very closely with our vendors to develop and acquire appropriate merchandise at acceptable prices for our stores. However, we do not have any contractual relationships with our vendors. In addition, some of our vendors are relatively unsophisticated or underdeveloped and may have difficulty in providing adequate quantities or quality of merchandise to us in a timely manner. Also, certain of our vendors sell their merchandise directly to retail customers in direct competition with us. Our vendors could discontinue their relationship with us or raise prices on their merchandise at any time. There can be no assurance that we will be able to acquire sufficient quantities of quality merchandise at acceptable prices in a timely manner in the future. Any inability to do so, or the loss of one or more of our key vendors, could have a material adverse impact on our business, results of operations and financial condition.
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
None.
Item 3 – Defaults upon Senior Securities
None.
Item 4 – Submission of Matters to a Vote of Security Holders
None.
Item 5 – Other Information
None.
Item 6 – Exhibits

Exhibit 3.1	Third Amended and Restated Bylaws of the Company, as amended +

Exhibit 10.1	Pacific Sunwear of California, Inc. Executive Severance Plan +*

Exhibit 10.2	Amendment No. 1 to Employment Agreement between the Company and Thomas Kennedy +*

Exhibit 10.3	Retention Bonus Agreement between the Company and Lou Ann Bett (1) *

Exhibit 10.4	Amendment No. 4 to Credit Agreement, dated as of October 31, 2007, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders (2)

Exhibit 31.1	Written statements of Sally Frame Kasaks and Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Written statement of Sally Frame Kasaks and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Note References:

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2007

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2007

+	Filed herewith

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: November 30, 2007	/s/ SALLY FRAME KASAKS
Sally Frame Kasaks
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 30, 2007	/s/ MICHAEL L. HENRY
Michael L. Henry
Interim Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Third Amended and Restated Bylaws of the Company, as amended +

Exhibit 10.1	Pacific Sunwear of California, Inc. Executive Severance Plan +*

Exhibit 10.2	Amendment No. 1 to Employment Agreement between the Company and Thomas Kennedy +*

Exhibit 10.3	Retention Bonus Agreement between the Company and Lou Ann Bett (1) *

Exhibit 10.4	Amendment No. 4 to Credit Agreement, dated as of October 31, 2007, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders (2)

Exhibit 31.1	Written statements of Sally Frame Kasaks and Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Written statement of Sally Frame Kasaks and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Note References:

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2007

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 7, 2007

+	Filed herewith

*	Management contract or compensatory plan or arrangement