Form 10-K
period 2008-02-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2008-03-31
CIK 874841

United States
Securities and Exchange Commission
Washington, DC 20549
FORM 10-K

(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: February 2, 2008 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-21296

PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

California	95-3759463
(State of incorporation)	(I.R.S. Employer Identification No.)

3450 E. Miraloma Ave., Anaheim, CA	92806
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(714) 414-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:
None

•	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

•	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

•	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

•	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if a smaller
reporting company)

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of August 3, 2007, the last business day of the most recently completed second quarter, was approximately $1.1 billion. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

On March 28, 2008, the registrant had 70,738,363 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

PART I
ITEM 1. BUSINESS
Pacific Sunwear of California, Inc. (together with its wholly owned subsidiaries, the “Company,” “Registrant,” “we,” “us,” or “our”) is a leading specialty retailer focused on action-sport inspired casual apparel, accessories and footwear designed to meet the needs of active teens and young adults. We operate a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” (also “PacSun”) and “Pacific Sunwear Outlet” (also “PacSun Outlet”).

The Company, a California corporation, was incorporated in August 1982. As of the dates presented, we leased and operated the following number of stores among all 50 states and Puerto Rico:

	February 2, 2008		March 28, 2008

	# of Stores	Square Footage	# of Stores	Square Footage

PacSun	834	3,172,987	823	3,137,846
Outlet	120	485,372	121	489,715

Total	954	3,658,359	944	3,627,561

As of February 2, 2008, we also operated 153 demo stores which specialized in fashion-focused streetwear apparel. On February 3, 2008, we began inventory liquidation sales in these stores with the intention of closing all demo stores before the end of the Company’s first quarter of fiscal 2008 ending May 3, 2008. During the fiscal year ended February 2, 2008 (“fiscal 2007”), we closed our nine One Thousand Steps stores. The general discussion of our business that follows focuses on our go-forward PacSun and PacSun Outlet stores.

For details concerning the operating performance of our reportable segments, please see Note 4 to the Consolidated Financial Statements, which note is incorporated herein by reference.

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

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks

2008	January 31, 2009	52
2007	February 2, 2008	52
2006	February 3, 2007	53
2005	January 28, 2006	52
2004	January 29, 2005	52
2003	January 31, 2004	52

Our Mission and Strategies
Our mission is to be the leading apparel-focused, teen-lifestyle retailer of action-sport inspired clothing, with an accessories and footwear component. Our objective is to be a “Branded House of Brands” where youth culture, fashion and the Southern California vibe come together. We believe our customers continually seek newness in their everyday wear and want to stay current with, or ahead of, emerging fashion trends. We offer a targeted assortment of apparel for young men and juniors, accessories and an edited assortment of footwear designed to meet the fashion needs of our customers. We believe the following items are the key strategic elements in executing to our stated mission:

Strong Focus on Apparel. In recent years, apparel has represented approximately two-thirds of our total merchandise assortment with the remaining one-third comprised of accessories and footwear. Much of our same-store sales growth had been driven by an expanding assortment of accessories and footwear. However, late in fiscal 2006, we determined

2     Pacific Sunwear of California, Inc. Form 10-K 2007

that the inventory density in our stores was negatively impacting our ability to provide an effective merchandising presentation. As the performance of the accessory and footwear categories deteriorated in fiscal 2006 and 2007, we began actively reducing the overall penetration of these categories to our total merchandise assortment. As we ended fiscal 2007, apparel represented approximately 73% of the then-current sales mix while accessories and footwear represented the remaining 27% on a combined basis. Apparel has demonstrated significantly greater consistency in same-store sales and merchandise margin performance than accessories and footwear in the last two years. While we believe that accessories and a limited assortment of footwear remain important to our overall merchandising presentation as a differentiating factor, we intend to place a greater emphasis on the apparel portion of our business in the future. We expect that apparel will represent approximately 80% of our total merchandise sales for fiscal 2008 with accessories and footwear comprising no more than a combined 20%. Our goal is to deliver improved same-store sales results, merchandise margins and inventory turns by focusing our efforts more heavily on apparel.

Drive Improved Store Productivity. We believe there are significant opportunities to improve the productivity of our stores. For fiscal 2007, our sales per square foot were approximately $350 while many competitors in our peer group have exceeded $500 in recent years. Our ratio of girls’ (“juniors”) apparel to young men’s apparel within our stores is also significantly lower than our peer group. While our apparel assortment has always been more heavily weighted toward young men (55% or more), our peer group has typically had at least 60% of their assortments focused on juniors. Our goal is to improve the overall productivity of our stores through our stronger emphasis on apparel versus accessories and footwear, rebalancing our merchandise assortment to be equally split between juniors and young men, improving the proprietary brand penetration within juniors to at least 50%, and updating the appearance of our stores through our store refresh program (discussed in more detail below).

Deliver a Compelling Customer Shopping Experience. During the past three fiscal years, we have undertaken a store refresh program wherein we reinvest new capital into existing stores in order to update the appearance of these stores. To date, we have updated approximately 15% of our total store fleet. We have found that this reinvestment has produced higher sales growth, improved merchandise margins, and resulted in a larger penetration of sales to juniors versus our non-refreshed store fleet. We plan to continue this refresh program in fiscal 2008 and beyond, targeting approximately 50-75 stores per year for reinvestment. Primary elements of the refresh program include a remodeled store front, upgraded sound and lighting systems, an iconic tee shirt rotunda that prominently displays our large assortment of branded tee shirts, redesigned fitting rooms that no longer open directly onto the sales floor, and improved fixtures that provide a more open presentation of folded merchandise on tables rather than hanging merchandise on racks and gondolas.

In addition to the refresh program, we promote the brand image of our stores through in-store marketing, in-store promotional events in cooperation with key vendors, and national print advertising in major magazines that target teens and young adults. In 2006, we began sponsoring the U.S. Amateur Surf Team and, in 2007, we added sponsorship of the U.S. Amateur Snowboarding Team. We believe these sponsorships reflect our commitment to the action-sports industry while also providing pertinent in-store marketing imagery. In 2006, we also initiated a monthly floor set program. This program introduces newness to our stores on a regular basis and frequently coordinates with planned promotions or campaigns to highlight certain brands or product categories.

Pacific Sunwear of California, Inc. Form 10-K 2007     3

Merchandising
Merchandise. Our stores offer a broad selection of casual apparel, related accessories and footwear for young men and juniors, with the goal of being viewed by our customers as the dominant retailer for their lifestyle. The following tables set forth our merchandise assortment as a percentage of net sales for the most recent three fiscal years for our PacSun and PacSun Outlet businesses:

	PacSun and Outlet

	2007	2006	2005

Young Men’s Apparel	38%	37%	35%
Juniors’ Apparel	33%	29%	29%
Accessories	17%	20%	20%
Footwear	12%	14%	16%

Total	100%	100%	100%

We offer many name brands best known by our target customers. PacSun offers a wide selection of well-known action-sport inspired name brands, such as Quiksilver/Roxy/DC Shoes (collectively, “Quik brands”), Billabong/Element (collectively, “Billabong brands”) and Volcom. In addition, we continuously cultivate relationships to add and support up-and-coming new brands, even if they are not of sufficient size to deliver to our stores on a nationwide basis. As a percentage of total net sales during fiscal 2007, Quik brands accounted for 12% and Billabong brands accounted for 10%. The next largest brand, Volcom, accounted for 6% of total net sales during fiscal 2007.

We supplement our name brand offerings with our own proprietary brands. Proprietary brands provide us with an opportunity to broaden our customer base by providing merchandise of comparable quality to brand name merchandise, capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and exercise a greater degree of control over the flow of our merchandise. Our own product design group, in collaboration with our buying staff, designs our proprietary brand merchandise. Our sourcing organization oversees the manufacture and delivery of our proprietary brand merchandise, with manufacturing sourced both domestically and internationally. For PacSun and PacSun Outlet stores, proprietary brand merchandise sales accounted for approximately 30%, 30%, and 34% of total net sales in each of fiscal 2007, 2006, and 2005, respectively.

We believe there are opportunities to drive incremental sales by placing a greater emphasis on apparel, particularly within our juniors business. We believe that the junior customer shops more frequently than the young men’s customer, giving us additional sales opportunities with juniors. We have also found that our junior customers are more fashion driven than brand driven, providing additional opportunities to increase our proprietary brand penetration within juniors. As a result, during fiscal 2008, we plan to deliver a juniors’ assortment that is 50% branded and 50% proprietary versus our historical approach of being 60-65% or more branded. We expect our young men’s business to remain heavily branded (70-75%). It is important to note that while we plan to increase our overall proprietary penetration within juniors, our brands remain very important to us as a key differentiator versus our peer group that is largely proprietary in nature.

Vendor and Contract Manufacturer Relationships. We maintain and cultivate strong and interactive relationships with our vendors. We generally purchase merchandise from vendors that target distribution through specialty retailers, small boutiques and, in some cases, better department stores, rather than distribution through mass-market channels.

To encourage the design and development of new merchandise, we frequently share ideas regarding fashion trends and merchandise sell-through information with our vendors. We also suggest merchandise design and fabrication to certain vendors. We encourage the development of new vendor relationships by attending trade shows and inviting potential new vendors to make presentations to our buying teams.

We have cultivated our proprietary brand sources with a view toward high-quality merchandise, production reliability and consistency of fit. We source our proprietary brand merchandise both domestically and internationally in order to benefit from the lower costs associated with off-shore manufacturing and the shorter lead times associated with domestic manufacturing.

4     Pacific Sunwear of California, Inc. Form 10-K 2007

Buying, Planning, Allocation and Distribution. Our buyers are responsible for reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends, and selecting branded and proprietary brand merchandise styles in quantities, colors and sizes to meet inventory levels established by Company management. Our planning and allocation department is responsible for management of inventory levels by store and by class, allocation of merchandise to stores and inventory replenishment based upon information generated by our merchandise management information systems. These systems provide the planning department with current inventory levels at each store and for the Company as a whole, as well as current selling history within each store by merchandise classification and by style. See “Information Systems.”

All merchandise is delivered to our distribution facilities in Olathe, Kansas and Anaheim, California, where it is inspected, received, allocated to stores, ticketed when necessary, and boxed for distribution to our stores or packaged for delivery to our internet customers. Each store is typically shipped merchandise three to five times a week, providing it with a steady flow of new merchandise. We use a national and a regional small package carrier to ship merchandise to our stores and internet customers. We may occasionally use air freight to ship merchandise to stores when necessary. As previously announced in January 2008, we are in the process of consolidating our distribution activities to our existing distribution facility in Olathe, Kansas. We anticipate having 100% of our distribution activities running through our Olathe facility by the end of April 2008.

Web-Based Merchandising. We sell essentially the same selection of merchandise carried in our stores online at www.pacsun.com. We seek specific opportunities to expand our online assortments, so not all products carried online will always be found in our stores. We maintain a substantial database of e-mail addresses that we use for marketing purposes. We also advertise our website as a shopping destination on certain internet portals and search engines and market our website in our stores using in-store signage, merchandise bags and receipts. Our internet strategy benefits from the nationwide retail presence of our stores, the strong brand recognition of PacSun, a loyal and internet-savvy customer base, the participation of our key brands and the ability to return merchandise to our stores. Internet sales represented just over 2% of total PacSun and PacSun Outlet sales during fiscal 2007.

Stores
Locations. We operate stores in each of the 50 states and Puerto Rico. For a geographical breakdown of stores by state for each of our store concepts, see Item 2, “Properties.”

Real Estate Strategy. Prior to fiscal 2007, the Company grew rapidly with 100 or more new store openings and over 30 store relocations/expansions per year (including demo). During fiscal 2007, the rate of new store growth slowed significantly (18 new stores) as we recognized that new opportunities for productive mall-based stores were decreasing due to the overall size of our PacSun store chain. While we continue to seek appropriate new store growth opportunities, we believe that we can more profitably operate our existing stores through strategic reinvestment in our most productive locations through our store refresh program as opposed to continuing to open new stores in tertiary markets or lower-grade malls. We also continue to evaluate existing stores and will close underperforming stores where appropriate. This shift in strategy will result in significantly fewer new store openings than in the recent past (likely 20 or less per year going forward) and an increased number of store closures (approximately 35-40 per year in the normal course of business over the next three years). Specifically for fiscal 2008, we plan to open approximately 15-20 new stores, expand/relocate approximately 15-20 stores and refresh approximately 50-75 stores while closing 35-40 stores at lease expiration or through available lease kick-out clauses. A kick-out clause relieves us of any future obligation under a lease if specified sales levels for our stores or mall occupancy targets are not achieved by a specified date. The actual number of store closures will be subject to our ongoing business performance review of our stores and specific negotiations with landlords.

Our store site selection strategy is to locate our stores primarily in high-traffic, regional malls serving markets that meet our demographic criteria, including average household income and population density. We also consider mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. We currently seek PacSun and PacSun Outlet store locations of approximately 3,500-4,500 square

Pacific Sunwear of California, Inc. Form 10-K 2007     5

feet. For details concerning average costs to build and stock new and relocated stores in fiscal 2007, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

Our continued growth depends upon our ability to drive improved store productivity. Our ability to grow profitably is dependent upon a number of factors, including sufficient demand for our merchandise in existing and new markets, our ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply, and hire and train qualified management and other employees.

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

Competition
The retail apparel, accessory and footwear business is highly competitive. PacSun and PacSun Outlet stores compete on a national level with certain leading specialty retail chains as well as certain department stores that offer the same or similar brands and styles of merchandise. Our PacSun stores compete nationally with Abercrombie and Fitch, Hollister, American Eagle Outfitters, Aeropostale, and others as well as a wide variety of regional and local specialty stores. Many of our competitors are larger than we are and have significantly greater resources available to them than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.

Trademarks and Service Marks
We are the owner in the United States of the marks “Pacific Sunwear of California,” “PacSun,” and “Pacific Sunwear.” We also use and have registered, or have a pending registration on, a number of other marks, including those attributable to our proprietary brands. We have also registered many of our marks outside of the United States. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

Information Technology
Our merchandise, financial and store computer systems are fully integrated and operate using primarily IBM equipment. Our software is upgraded or modified as needs arise or change. Our information systems provide Company management, buyers and planners with data that helps them identify emerging trends and manage inventories. These systems include purchase order management, open order reporting, open-to-buy, receiving, distribution, merchandise allocation, basic stock replenishment, inter-store transfers, and inventory and price management. Company management uses weekly item sales reports to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventory levels and are frequently revised to reflect changes in demand for a particular item or classification.

All of our stores have a point-of-sale system operating on IBM in-store computer hardware. The system features bar-coded ticket scanning, automatic price look-up, electronic check and credit/debit authorization, and automatic nightly transmittal of data between the store and our corporate office. Each of the regional directors and district managers uses a laptop computer and can instantly access appropriate or relevant Company-wide information, including actual and budgeted sales by store, district and region, transaction information and payroll data. We believe our management information systems are adequate to support our business at least through fiscal 2008.

6     Pacific Sunwear of California, Inc. Form 10-K 2007

Seasonality
For details concerning the seasonality of our business, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Seasonality and Quarterly Results.”

Working Capital Concentration
A significant portion of our working capital is related to merchandise inventories available for sale to customers as well as in our distribution centers. For details concerning working capital and the merchandising risk associated with our inventories, see “Risk Factors” in Item 1A and “Working Capital” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees
At the end of fiscal 2007, we had approximately 16,000 employees, of whom approximately 11,500 were part-time. Of the total employees, approximately 700 were employed at our corporate headquarters and distribution centers. A significant number of seasonal employees are hired during peak selling periods. None of our employees are represented by a labor union, and we believe that our relationships with our employees are good.

Executive Officers. Set forth below are the names, ages, titles, and certain background information of persons serving as executive officers of the Company as of March 28, 2008:

Executive Officer	Age	Title

Sally Frame Kasaks	63	Chief Executive Officer, Chairman of the Board
Thomas M. Kennedy	46	Division President of PacSun
Michael L. Henry	37	Sr. Vice President, Chief Financial Officer and Secretary

Sally Frame Kasaks was appointed Chief Executive Officer and Chairman of the Board in June 2007. Prior to that, she served as Interim Chief Executive Officer from October 2006 to June 2007. Ms. Kasaks has been a Board member since 1997 and served as Lead Director from March 2006 through September 2006. She has served as a business consultant since January 1997. Previously, she served as Chairman and Chief Executive Officer of Ann Taylor Stores, Inc., a specialty apparel retailer, President and Chief Executive Officer of Abercrombie and Fitch, a specialty apparel retailing division of Limited Brands, Inc., and Chairman and Chief Executive Officer of The Talbots, Inc., a specialty apparel retailing division of General Mills Co. She currently serves as a Director of The Children’s Place, Inc.

Thomas M. Kennedy joined the Company in May 2004 as Division President of PacSun. In this position, he has responsibility for all merchandising, design, marketing and store operations of the PacSun concept. Mr. Kennedy has more than 20 years of experience in the retail and apparel industries. Prior to joining the Company, he served Nike, Inc. as Vice President of Global Lifestyle Apparel. Prior to that, Mr. Kennedy served in various merchandising positions in roles of increased responsibility, including Buyer, Merchandise Manager, Divisional Merchandise Manager, and Vice President of Men’s Apparel, at The Gap, Inc. within both Gap and Old Navy.

Michael L. Henry was appointed Senior Vice President, Chief Financial Officer and Secretary of the Company in January 2008. In this position, he has responsibility for all aspects of the Company’s financial planning and reporting, treasury, tax and investor relations functions. Prior to that, he served as Interim Chief Financial Officer from November 2007 to January 2008, and Vice President, Controller from February 2006 to November 2007. Mr. Henry joined the Company in September 2000 as Controller. Prior to joining the Company, he served Deloitte & Touche LLP for six years in their business assurance and advisory services function. Mr. Henry is a certified public accountant.

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

Pacific Sunwear of California, Inc. Form 10-K 2007     7

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

•	forecasts of future store openings, expansion/relocations, refreshes and closures

•	estimates of remaining lease termination charges associated with the closure of demo and One Thousand Steps stores

•	the sufficiency of working capital and operating cash flows to meet our operating and capital expenditure requirements without borrowing significantly under our credit facility

•	the outcome of litigation matters

•	expectations regarding future increases in CAM expenses

•	expectations regarding our future operating and other financial results

•	capital expenditure plans

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

Our comparable store net sales results will fluctuate significantly, which can cause volatility in our operating performance and stock price. Our comparable store net sales results have fluctuated significantly on a monthly, quarterly, and annual basis, and are expected to continue to fluctuate in the future. For example, over the past five years, monthly comparable store net sales results for our PacSun and PacSun Outlet stores have varied from a low of minus 16% to a high of plus 18%. A variety of factors affect our comparable store net sales results, including changes in fashion trends and customer preferences, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. Our comparable store net sales results for any particular fiscal month, quarter or year may decrease. As a result of these or other factors, our comparable store net sales results, both past and future, are likely to have a significant effect on the market price of our common stock and our operating performance, including our use of markdowns and our ability to leverage operating and other expenses that are somewhat fixed.

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

We have stated our intention to place a greater emphasis on apparel, juniors merchandise, and the proprietary brand penetration within the juniors category in our merchandising assortments than we have in the past, which

8     Pacific Sunwear of California, Inc. Form 10-K 2007

may not be successful in improving our store productivity or profitability. Our goal is to improve the productivity of our stores in terms of sales per square foot and the profitability of our business as a whole by placing a greater emphasis on apparel, juniors merchandise, and the proprietary brand penetration within the juniors category in our merchandising assortments than we have in the past. There can be no guarantee that this shift in merchandising strategy will result in higher sales per square foot in our stores or improved operating margins for our business as a whole. The failure of these strategies to improve sales per square foot and profitability could have a material adverse impact on our business, financial condition, results of operations and stock price.

We continue to reinvest in our existing store fleet, which may not result in improved operating performance. We believe that store design is an important element in the customer shopping experience. Many of our stores have been in operation for many years and have not been updated or renovated since opening. Some of our competitors are in the process of updating, or have updated, their store designs, which may make our stores appear less attractive in comparison. We have been reinvesting in our stores in an attempt to update the look of our stores and improve their productivity. This process carries additional risks such as higher than anticipated construction costs, lack of customer acceptance, and lower store productivity than planned or anticipated, among others. There can be no assurance that this process will prove successful in improving operational results or that we can achieve meaningful results in an adequate timeframe. Any inability on our part to successfully implement new store designs in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

Our continued growth depends, in part, on our ability to develop new store concepts and/or open new stores that achieve acceptable levels of profitability. Any failure to do so may negatively impact our stock price and operational performance. Our store concepts are located principally in enclosed regional shopping malls. Our PacSun concept is a relatively mature concept with limited domestic opportunities to open new stores in such malls. There can be no assurance that we will be able to successfully develop new store concepts that will enable us to continue to grow profitably. Any new store concept could divert significant management attention from our core PacSun business. Any inability to sustain future long-term growth opportunities could have a material adverse impact on our business, stock price, financial condition and results of operations.

We are in the process of closing our demo stores. This process could divert significant attention from our more successful PacSun and PacSun Outlet operations and we are likely to incur significant cash charges for lease terminations, the amount of which is not currently known. In January 2008, we announced our intention to close our remaining 153 demo stores. We have initiated inventory liquidation sales in these stores as of February 3, 2008. This process could result in significant distraction from our go-forward PacSun and PacSun Outlet operations. In addition, the Company will incur significant cash charges in the near future related to lease terminations, inventory liquidation costs, employee retention and severance obligations, and/or agency fees associated with the closure of the demo store concept. The actual amounts of such charges will not be known until actual lease terminations are negotiated with landlords and the inventory liquidation process has been completed. However, we expect to make total cash payments of approximately $50-60 million during the first half of fiscal 2008 to terminate all demo store leases and pay all liquidation-related employee retention and severance costs, agency fees, and other charges associated with the closure of demo. Any inability to successfully exit demo in a timely and cost effective manner could have a material adverse effect on our stock price, financial condition and results of operations.

Any deterioration in consumer spending due to macro-economic issues that are beyond our control can have a material adverse impact on our results of operations, liquidity and stock price. Recently, the macro-economic environment has been highly volatile due to negative news regarding a variety of factors, including but not limited to, the deterioration of the housing market, lack of credit availability, rising gas prices, inflation fears, and significant stock market volatility. Any or all of these factors, as well as other unforeseen factors, could have a significant negative impact on consumer spending, including specialty retail, at any time. Any significant or prolonged decrease in consumer spending could have a material adverse impact on our results of operations, liquidity, financial condition and stock price.

Pacific Sunwear of California, Inc. Form 10-K 2007     9

We face significant competition from both vertically-integrated and brand-based competitors that are growing rapidly, which could have a material adverse effect on our business. The retail apparel, accessory and footwear business is highly competitive. All of our stores compete on a national level with a diverse group of retailers, including vertically-integrated and brand-based national, regional and local specialty retail stores and certain leading department stores that offer the same or similar brands and styles of merchandise as we do. Many of our competitors are larger and have significantly greater resources than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.

Our customers may not prefer our proprietary brand merchandise, which may negatively impact our profitability. For our PacSun and PacSun Outlet stores, sales from proprietary brand merchandise accounted for approximately 30%, 30%, and 34% of net sales in fiscal 2007, 2006, and 2005, respectively. There can be no assurance that we will be able to achieve increases in proprietary brand merchandise sales as a percentage of net sales. Because our proprietary brand merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise changes significantly (up or down), may have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations.

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

10     Pacific Sunwear of California, Inc. Form 10-K 2007

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

Any disruption of our distribution activities could have a material adverse impact on our business. We currently operate two distribution facilities, one in Anaheim, California, that has been in operation for several years and the other in Olathe, Kansas, which opened in May 2007. We announced in January 2008 our decision to consolidate our distribution function within our Olathe facility. This consolidation process is well underway and we anticipate being fully transitioned to the Olathe facility by the end of April 2008. However, any significant interruption in the operation of the existing distribution facilities or delay in the ramp up of operations in our Olathe distribution center due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our Olathe distribution center will be adequate to support our future growth.

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

Pacific Sunwear of California, Inc. Form 10-K 2007     11

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

We operate retail apparel stores in all 50 states and Puerto Rico. We lease our retail stores under operating lease agreements with initial terms ranging from approximately eight to ten years that expire at various dates through January 2020. For more information concerning our store operating lease commitments, see Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.

Our corporate office is located in Anaheim, California and encompasses a total of approximately 150,000 square feet. We are in the process of consolidating our distribution function within our existing facility in Olathe, Kansas, which comprises approximately 400,000 square feet, by the end of April 2008. We believe these facilities are capable of servicing our operational needs through fiscal 2008. We also own additional land in Anaheim, which is available for the construction of new corporate facilities, as necessary. We are currently seeking a buyer for our 300,000 square foot distribution center in Anaheim, California.

12     Pacific Sunwear of California, Inc. Form 10-K 2007

At the end of fiscal 2007, the geographic distribution of our PacSun (“Pac”) and PacSun Outlet (“Out”) stores were as follows:

State	Pac	Out	Total

Alabama	13	2	15

Alaska	3		3

Arizona	17	5	22

Arkansas	5		5

California	99	18	117

Colorado	19	3	22

Connecticut	9	1	10

Delaware	3	1	4

Florida	59	9	68

Georgia	19	3	22

Hawaii	9		9

Idaho	6		6

Illinois	27	2	29

Indiana	16	2	18

Iowa	10	1	11

Kansas	7		7

Kentucky	9		9

Louisiana	12		12

Maine	3	2	5

Maryland	15	4	19

Massachusetts	21	2	23

Michigan	25	3	28

Minnesota	14	2	16

Mississippi	6	1	7

Missouri	15	3	18

Montana	4		4

Nebraska	4		4

Nevada	7	3	10

New Hampshire	5	2	7

New Jersey	22	3	25

New Mexico	7		7

New York	33	6	39

North Carolina	23	3	26

North Dakota	4		4

Ohio	36	2	38

Oklahoma	9		9

Oregon	11	2	13

Pennsylvania	45	6	51

Rhode Island	2		2

South Carolina	11	3	14

South Dakota	2		2

Tennessee	14	3	17

Texas	59	10	69

Utah	10	1	11

Vermont	3	1	4

Virginia	24	2	26

Washington	22	3	25

West Virginia	8		8

Wisconsin	14	4	18

Wyoming	2		2

Puerto Rico	12	2	14

Total	834	120	954

As noted previously, at the end of fiscal 2007, we also operated 153 demo stores which specialized in fashion-focused streetwear apparel. On February 3, 2008, we began inventory liquidation sales in these stores with the intention of having all such stores closed before the end of our first quarter of fiscal 2008 ending May 3, 2008.

ITEM 3.	LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business. In connection with our undertakings to close our remaining 153 demo stores, landlords have, in some instances, threatened or initiated actions alleging breach of the underlying store leases and seek to recover remaining lease payments for the duration of the underlying leases. We are undertaking to reach agreements with landlords of the stores being closed to address our underlying lease obligations. See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of expected cash payments associated with the demo closure process. We believe that the outcome of current and threatened litigation, including litigation relating to the demo store closures, will not likely have a material adverse effect on our results of operations or financial condition.

Pacific Sunwear of California, Inc. Form 10-K 2007     13

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “PSUN”. The following table sets forth for the quarterly periods indicated the high and low sale prices per share of the common stock as reported by NASDAQ:

	Fiscal 2007		Fiscal 2006

	High	Low	High	Low

1st Quarter	$23.11	$16.94	$25.19	$21.32
2nd Quarter	$23.06	$15.62	$25.26	$16.67
3rd Quarter	$18.60	$13.00	$17.77	$13.12
4th Quarter	$16.99	$8.87	$21.68	$16.42

As of March 28, 2008, the number of holders of record of common stock of the Company was 157.

We have never declared or paid any dividends on our common stock as our credit facility has prohibited the payment of dividends.

14     Pacific Sunwear of California, Inc. Form 10-K 2007

THE FOLLOWING PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE “FILED” WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total return on the Company’s common stock with the cumulative total return of the CRSP Total Return Index for the NASDAQ Stock Market (U.S. Companies) (“NASDAQ U.S. Market”) and the CRSP Total Return Industry Index for the NASDAQ Retail Trade Stocks (“NASDAQ Retail Index”) for the period commencing on January 31, 2003 and ending on February 2, 2008.

Comparison of Cumulative Total Return from January 31, 2003 through February 2, 2008(1)

Calculated Returns(1)	01/31/03	01/31/04	01/29/05	01/28/06	02/03/07	02/02/08

Pacific Sunwear	100	190	199	200	165	98
Nasdaq Market Index	100	156	154	175	189	181
Retail Index	100	147	176	190	209	184

(1) Returns are calculated based on the premise that $100 is invested in each of PacSun stock, the NASDAQ U.S. market and the NASDAQ Retail Index on January 31, 2003, and that all dividends (if any) were reinvested. Over a five year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each PacSun fiscal year. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Common Stock Repurchase and Retirement – The Company did not repurchase any of its common stock during fiscal 2007. Information regarding our common stock repurchase activity is contained in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K, which note is incorporated herein by this reference.

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

The selected consolidated income statement data for each of fiscal 2007, 2006 and 2005 and consolidated balance sheet data as of the end of fiscal 2007 and 2006, are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected consolidated operating data below should also be read in conjunction with “Management’s Discussion and Analysis of Financial

Pacific Sunwear of California, Inc. Form 10-K 2007     15

Condition and Results of Operations” included in this report. The consolidated income statement data for fiscal 2007 and 2006 excludes the financial impact of the Company’s former One Thousand Steps concept (see Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K). The consolidated income statement data for fiscal 2004 and 2003, as well as the consolidated balance sheet data as of the end of fiscal 2005, 2004 and 2003, are derived from audited consolidated financial statements of the Company, which are not included herein. All amounts presented below are in millions, except per share and selected consolidated operating data.

	Fiscal Year
	2007	2006	2005	2004	2003

Consolidated Income Statement Data:
Net sales	$1,454	$1,442	$1,391	$1,230	$1,041
Gross margin (after buying, distribution and occupancy costs)(1)	407	448	506	448	373
Operating (loss)/income from continuing operations(1)	(36)	67	197	170	128
(Loss)/Income from continuing operations(1)	(19)	44	126	107	80
(Loss)/Income from continuing operations per share, diluted	$(0.27)	$0.62	$1.67	$1.38	$1.02

Consolidated Operating Data:
Comparable store net sales +/(−)(2)	0.7%	(4.7)%	3.2%	7.3%	13.1%
Average net sales($)/square foot(3)	343	346	371	374	363
Average net sales($)/store (000’s)(3)	1,256	1,242	1,309	1,290	1,229
Stores open at end of period	1,107	1,190	1,105	990	877
Capital expenditures ($ million)	106	158	109	82	50

Consolidated Balance Sheet Data:
Working capital	$187	$195	$304	$258	$243
Total assets	752	773	808	678	644
Long-term debt	—	—	—	—	—
Shareholders’ Equity(4)	483	503	547	458	429

(1) Gross margin (after buying, distribution and occupancy costs) decreased in each of fiscal 2007 and 2006 primarily due to higher markdown activity associated with low or negative same store sales. Operating income and net income declined during fiscal 2007 and fiscal 2006 primarily due to (1) the higher markdown activity noted above and (2) the inventory, asset impairment and lease termination charges associated with the Company’s demo stores (see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K).

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report on Form 10-K. This MD&A excludes the financial statement impact of the discontinued One Thousand Steps concept (see Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K). The MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” within Item 1A.

Executive Overview
We consider the following items to be key performance indicators in evaluating Company performance:

Comparable (or “same store”) sales – Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator

16     Pacific Sunwear of California, Inc. Form 10-K 2007

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

Net merchandise margins – We analyze the components of net merchandise margins, specifically initial markups and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations. Due primarily to the poor performance of the Company’s footwear and accessory businesses during fiscal 2007 and fiscal 2006, our markdowns were significantly higher in fiscal 2007 and 2006 than in fiscal 2005. As a percentage of net sales, markdowns at cost were 15.0%, 13.9% and 10.2% for fiscal 2007, 2006 and 2005, respectively.

Operating margin – We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. Operating margin as a percentage of net sales for fiscal 2007, 2006, and 2005 was (2.5)%, 4.6% and 14.2%, respectively. The significantly lower operating margin results for fiscal 2007 and 2006 were reflected in low or negative same-store sales results, higher markdowns as a result of those sales, and the inventory, asset impairment, lease termination, and severance and retention charges associated with demo stores. During fiscal 2008, we expect to incur additional estimated lease termination, employee severance, agency fees and related charges of approximately $50-60 million associated with the closure of our 153 remaining demo stores. These charges will be recognized and paid as each store closes and/or lease terminations are negotiated. We are not able to determine the actual amount and specific timing of these lease termination charges at this time. As a result, actual lease termination charges could differ materially from our estimates and could adversely affect results of operations for any or all fiscal quarters during fiscal 2008. For a discussion of the changes in the components comprising operating margins during fiscal 2007, 2006 and 2005, see “Results of Operations” in this section.

Store sales trends – We evaluate store sales trends in assessing the operational performance of our store expansion strategies. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store (in millions) for fiscal 2007, 2006 and 2005 were $1.3, $1.2 and $1.3, respectively. Average net sales per square foot were $343, $346 and $371, respectively.

Cash flow and liquidity (working capital) – We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Cash flows from operations for fiscal 2007, 2006 and 2005 (in millions) were $116, $162 and $184, respectively. Cash flows from operations for fiscal 2007 were significantly lower than in fiscal 2006 and 2005, primarily due to low same-store sales results, higher markdown activity associated with those sales results, and the lease termination charges associated with the closure of demo and One Thousand Steps stores. We expect cash flows from operations will be sufficient to finance operations without borrowing under our credit facility during fiscal 2008. However, as previously noted, we expect to incur estimated lease termination, employee severance, agency fees and related charges of approximately $50-60 million associated with the closure of our 153 remaining demo stores, which could result in short-term borrowing under our credit facility.

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

Pacific Sunwear of California, Inc. Form 10-K 2007     17

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

Determination of Stock-Based Compensation Expense – Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share Based Payment,” using the modified prospective transition method. Under this method, we recognize compensation expense for all stock-based compensation awards granted after January 28, 2006 and prior to, but not yet vested as of, January 28, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vesting method over the requisite service period of the award. Prior to SFAS 123(R) adoption, we accounted for stock-based payments under APB 25, “Accounting for Stock Issued to Employees,” and accordingly, we were not required to recognize compensation expense for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant. Prior periods have not been restated.

Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. We use the Black-Scholes option-pricing model to determine compensation expense. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See “Stock-Based Compensation” within Note 1 to the condensed consolidated financial statements included in this Annual Report on Form 10-K for a further discussion on stock-based compensation.

Store Operating Lease Accounting – Rent expense from store operating leases represents one of the largest expenses incurred in operating our stores. We account for store rent expense in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under our store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and exclusive of any lease renewal options. Beginning in fiscal 2006, we began expensing pre-opening rent in accordance with FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” In prior years, we capitalized rent expense incurred during the build-out period of our stores as a component cost of construction and amortized this amount over the life of the related store’s lease term once construction had completed, generally upon the commencement of store operations. The Company accounts for landlord allowances received in connection with store operating leases in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all

18     Pacific Sunwear of California, Inc. Form 10-K 2007

amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability, which is then amortized as a credit to rent expense over the related store’s lease term.

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

Pacific Sunwear of California, Inc. Form 10-K 2007     19

Results of Operations
The following table sets forth selected income statement data from continuing operations of the Company expressed as a percentage of net sales for the fiscal years indicated. The table and discussion that follows excludes the operations of our One Thousand Steps concept which was discontinued during fiscal 2007. The discussion that follows should be read in conjunction with the following table:

	Fiscal Year
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	72.0	68.9	63.6

Gross margin	28.0	31.1	36.4
Selling, general and administrative expenses	30.5	26.5	22.2

Operating (loss)/income from continuing operations	(2.5)	4.6	14.2
Interest income, net	0.2	0.3	0.4

(Loss)/Income from continuing operations before income tax expense	(2.3)	4.9	14.6
Income tax (benefit)/expense	(1.0)	1.9	5.5

(Loss)/Income from continuing operations	(1.3)%	3.0%	9.1%

Number of stores open at end of period	1,107	1,190	1,105

The following table sets forth the Company’s number of stores and total square footage as of the dates indicated:

	February 2,	February 3,
	2008	2007

PacSun stores	834	849
Outlet stores	120	116
demo stores	153	225

Total stores	1,107	1,190

Total square footage (in 000’s)	4,097	4,300

The Company is in the process of closing its 153 remaining demo stores which comprise a total of approximately 438,000 square feet. On February 3, 2008, the Company began inventory liquidation sales in these stores and expects all such stores to be closed by the end of April 2008. During fiscal 2007, the Company had previously closed 74 underperforming demo stores and all nine of its One Thousand Steps stores.

Fiscal 2007 Compared to Fiscal 2006

Net Sales
Net sales increased to $1.45 billion in fiscal 2007 from $1.44 billion in fiscal 2006, an increase of $12 million, or 0.8%. The components of this $12 million increase in net sales are as follows:

Amount
($million)	Attributable to

$29	Net sales from stores opened in fiscal 2006 while not yet included in the comparable store base in 2007.

10	Net sales from expanded or relocated stores not yet included in the comparable store base.

10	0.7% increase in comparable store net sales in fiscal 2007 compared to fiscal 2006.

10	Increase in net sales attributable to e-commerce.

8	18 new stores opened in fiscal 2007 not yet included in the comparable store base.

(55)	110 closed stores in fiscal 2007 and 6 closed stores in fiscal 2006.

$12	Total

20     Pacific Sunwear of California, Inc. Form 10-K 2007

Of the 0.7% increase in comparable store net sales in fiscal 2007, PacSun and PacSun Outlet comparable store net sales increased a combined 3.4% while demo comparable store net sales decreased (19.6)%. For PacSun and PacSun Outlet stores, total transactions in a comparable store were up mid-single digits and the average unit retail was down low single digits.

Within PacSun and PacSun Outlet, comparable store net sales of juniors’ apparel merchandise increased 19.8% and young men’s apparel merchandise increased 6.7% as we shifted the emphasis of our merchandising assortments towards apparel. Comparable store net sales of accessories decreased (12.3)% and footwear decreased (16.0)%. The decline in accessory comparable store net sales was primarily due to our decision to exit certain accessory categories during both fiscal 2007 and 2006 such as wallets, watches, belt buckles and home goods. The decline in the footwear business was primarily due to a significant decrease in comparable net store sales of sneakers. In January 2008, the Company announced its intention to exit the footwear business in all closed-toe categories. For fiscal 2008, we expect footwear to represent approximately 6-8% of total sales, which represents a 50% decrease in sales penetration versus the 12-16% over the past three fiscal years. We expect apparel to represent approximately 80% of total sales for fiscal 2008 with accessories and footwear representing the remaining 20%. This compares to fiscal 2007 wherein apparel represented 71% of total sales while accessories and footwear accounted for 29% of total sales for the year.

Within demo, comparable store net sales of young mens’ and juniors’ merchandise decreased (22.4)% and (17.0)%, respectively, and were weak across all product categories. These results for fiscal 2007 followed comparable store net sales declines of (9.6)% and (6.2)%, respectively, in fiscal 2006. As previously announced, the Company intends to close all of its remaining 153 demo stores by the end of the first quarter of fiscal 2008 ending May 3, 2008. The Company initiated inventory liquidation sales in these stores on February 3, 2008.

Gross Margin
Gross margin, after buying, distribution and occupancy costs, decreased to $407 million in fiscal 2007 from $448 million in fiscal 2006, a decrease of $41 million, or 9.2%. As a percentage of net sales, gross margin was 28.0% in fiscal 2007, a 3.1% decrease from 31.1% in fiscal 2006. The primary components of this 3.1% net decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to

(1.6)	Increase in occupancy charges as a percentage of net sales to 15.6% ($227 million) in fiscal 2007 from 14.0% ($202 million) in fiscal 2006, including lease termination charges of approximately $16 million related to the closure of 74 underperforming demo stores during fiscal 2007. Excluding the lease termination charges, occupancy expenses increased pursuant to store operating lease terms at a higher rate of sales than the 0.7% same-store sales result for fiscal 2007.

(0.7)	Decrease in merchandise gross margins, primarily due to higher markdowns at cost ($217 million) in fiscal 2007 compared to fiscal 2006 ($200 million), partially offset by higher initial markups. Markdowns were higher in fiscal 2007, both in absolute dollars and as a percentage of net sales, primarily due to the 0.7% same-store sales result for fiscal 2007 and the poor performance of the demo business and the footwear and accessory categories within PacSun.

(0.5)	Increase in buying expenses as a percentage of net sales to 2.1% ($30 million) in fiscal 2007 from 1.5% ($22 million) in fiscal 2006, primarily due to increased headcount in the Company’s design and allocation departments and $3 million in severance and retention charges associated with the pending closure of the demo business.

(0.3)	Increase in distribution expenses as a percentage of net sales to 2.6% ($37 million) in fiscal 2007 from 2.3% ($33 million) in fiscal 2006, primarily due to operating two distribution centers in fiscal 2007 versus one in fiscal 2006. We opened our second distribution facility in Olathe, Kansas in May 2007. As previously noted, we are in the process of consolidating our distribution activities to this Olathe facility and expect to complete this transition during April 2008. As a result, we expect to be able to reduce distribution expenses as a percentage of net sales in fiscal 2008.

(3.1)	Total

Pacific Sunwear of California, Inc. Form 10-K 2007     21

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $444 million in fiscal 2007 from $382 million in fiscal 2006, an increase of $62 million, or 16.2%. As a percentage of net sales, these expenses increased to 30.5% from 26.5%. The components of this 4.0% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to

2.0	Increase in asset impairment and loss on disposal charges to $54 million in fiscal 2007 compared to $25 million in fiscal 2006 (see “Asset Impairments” discussion below).

0.6	Increase in direct store expenses as a percentage of net sales to 7.5% ($109 million) in fiscal 2007 from 6.9% ($100 million) in fiscal 2006, primarily due to increased depreciation expenses associated with the Company’s store refresh program and new store openings as well as increased credit authorization charges due to higher penetration of credit card sales in fiscal 2007.

0.4	Increase in general and administrative payroll expenses as a percentage of net sales to 3.4% ($49 million) in fiscal 2007 from 3.0% ($44 million) in fiscal 2006 due to planned headcount additions.

0.3	Increase in store payroll expenses as a percentage of net sales to 12.4% ($181 million) in fiscal 2007 from 12.1% ($175 million) for fiscal 2006. In absolute dollars, these expenses were up primarily due to the addition of 18 new stores during fiscal 2007 and 91 new stores during fiscal 2006, partially offset by the closure of 74 underperforming demo stores early in fiscal 2007. As a percentage of net sales, these expenses were up primarily due to deleveraging them against the 0.7% same-store sales results in fiscal 2007.

0.3	Increase in consulting expenses as a percentage of net sales to 0.4% ($5.6 million) in fiscal 2007 from 0.1% ($1.5 million) in fiscal 2006. The consulting expenses for fiscal 2007 were targeted primarily at the Company’s strategic positioning, supply chain and real estate portfolio assessment.

0.4	Increase in all other general and administrative expenses as a percentage of net sales to 3.1% ($45 million) in fiscal 2007 from 2.6% ($36 million) for fiscal 2006, primarily due to planned increases in e-commerce and system support expenses designed at improving operating efficiencies.

4.0	Total

Asset Impairments
Asset impairment charges (excluding losses on disposal) included in selling, general and administrative expenses were $50 million in fiscal 2007 versus $24 million in fiscal 2006. Asset impairment charges for fiscal 2007 included $49 million attributable to the 153 demo stores that are in the process of being closed and $1 million attributable to PacSun stores based on our quarterly assessments of the carrying value of long-lived assets conducted in accordance with SFAS No. 144. Fiscal 2006 asset impairment charges included approximately $22.4 million attributable to 74 underperforming demo stores closed early in fiscal 2007 and approximately $1.1 million attributable to PacSun stores.

Net Interest Income
Net interest income was $3 million in fiscal 2007 compared to $5 million in fiscal 2006. Interest income was lower in fiscal 2007 due to falling interest rates and the Company having lower average cash and short-term investment balances during fiscal 2007 versus fiscal 2006. The lower cash and investment balances were the result of reduced net income during fiscal 2007 due to near-flat same-store sales results and lower operating income.

Income Tax (Benefit)/Expense
Income tax benefit was $15 million in fiscal 2007 compared to $27 million of income tax expense in fiscal 2006. The effective income tax rate was 44.4% in fiscal 2007 and 38.4% in fiscal 2006. The increase in the effective income tax rate was primarily attributable to asset impairment charges associated with the Company’s demo stores that are not deductible for income tax purposes until the stores are closed and the generation of state income tax credits. Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing

22     Pacific Sunwear of California, Inc. Form 10-K 2007

income tax rates and net income in the respective states. Our effective income tax rate may continue to change in the future due to the closing of our demo and One Thousand Steps businesses and the consolidation of our distribution function to Olathe, Kansas.

Fiscal 2006 Compared to Fiscal 2005

Net Sales
Net sales increased to $1.44 billion in fiscal 2006 from $1.39 billion in fiscal 2005, an increase of $51 million, or 4.0%. The components of this $51 million increase in net sales are as follows:

Amount
($million)	Attributable to

$53	Net sales from stores opened in fiscal 2005 while not included in the comparable store base in 2006.

38	91 new stores opened in fiscal 2006 not yet included in the comparable store base.

7	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales).

(5)	6 closed stores in fiscal 2006 and 11 closed stores in fiscal 2005.

(42)	(4.7)% decrease in comparable store net sales in fiscal 2006 compared to fiscal 2005.

$51	Total

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

Within PacSun and PacSun Outlet, comparable store net sales of young mens’ and juniors’ merchandise decreased (1.9)% and (7.3)%, respectively. Young mens’ comparable store net sales results were characterized by weakness in sneakers and accessories, partially offset by strength in long-sleeve knits, shorts, and basic denim. Juniors’ comparable store net sales results were characterized by weakness in sneakers, short-sleeve tees, pants, knits and wovens, partially offset by strength in shorts, swimwear and long-sleeve tees.

Within demo, comparable store net sales of young mens’ and juniors’ merchandise decreased (9.6)% and (6.2)%, respectively. Young mens’ comparable store net sales results were characterized by weakness in denim, wovens and tees, partially offset by strength in fleece, polos, and accessories. Juniors’ comparable store net sales results were characterized by weakness in tops and denim, partially offset by strength in non-denim pants and footwear.

Gross Margin
Gross margin, after buying, distribution and occupancy costs, decreased to $448 million in fiscal 2006 from $506 million in fiscal 2005, a decrease of $58 million, or 11.5%. As a percentage of net sales, gross margin was 31.1% and 36.4% for fiscal 2006 and 2005, respectively. The 5.3% decrease in gross margin as a percentage of net sales was largely attributable to higher markdowns as a result of negative same store sales results in fiscal 2006 ($200 million at cost) compared to fiscal 2005 ($142 million at cost), resulting in a 3.5% decrease in gross margin as a percentage of net sales. Included in the higher markdown rate was an inventory write-down charge of approximately $11 million at cost during the third quarter of fiscal 2006, targeted primarily at our poorly performing sneaker and accessories businesses in PacSun. We changed our inventory strategy late in fiscal 2006 to operate our stores with a lower overall inventory density. In addition, as a result of the planned closures of 74 demo stores and the anticipated inventory liquidation sales, we recorded a $2.1 million charge to cost of sales to write-down the inventory to its estimated net realizable value. Other significant factors contributing to the gross margin decline were a deleveraging of occupancy, distribution and buying costs (a decline

Pacific Sunwear of California, Inc. Form 10-K 2007     23

of 1.8% in gross margin as a percentage of net sales) due to the negative same-store sales results in fiscal 2006 as compared to fiscal 2005.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $382 million in fiscal 2006 from $309 million in fiscal 2005, an increase of $73 million, or 23.6%. As a percentage of net sales, these expenses increased to 26.5% from 22.2%. The components of this 4.3% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to

1.7	Increased asset impairment and loss on disposal charges of $25 million in fiscal 2006 (see “Asset Impairments” discussion below).

1.0	Increase in store payroll expenses as a percentage of net sales to 12.1% ($175 million) in fiscal 2006 from 11.1% ($154 million) for fiscal 2005. In absolute dollars, these expenses were up primarily due to the addition of 85 net new stores during fiscal 2006 and 115 net new stores during fiscal 2005. As a percentage of net sales, these expenses were up primarily due to deleveraging them against the negative same-store sales results in fiscal 2006.

0.9	Increase in direct store expenses as a percentage of net sales to 6.9% ($100 million) for fiscal 2006 from 6.0% ($84 million) for fiscal 2005, primarily due to increased depreciation expenses associated with new store openings and deleveraging these expenses over the negative same-store sales results in fiscal 2006.

0.4	Expenses incurred during fiscal 2006 that are non-comparable to fiscal 2005 include stock compensation expenses of $4 million (see Note 10, “Stock Compensation Plans,” in the notes to the consolidated financial statements), and a charge of $1 million related to the resignation of our former CEO.

0.3	Increase in all other general and administrative expenses as a percentage of net sales to 5.3% ($78 million) for fiscal 2006 from 5.0% ($69 million) for fiscal 2005.

4.3	Total

Asset Impairments
In connection with our decision to close 74 underperforming demo stores announced in February 2007, we conducted an impairment evaluation of these stores as of February 3, 2007. Based on the results of these analyses, we wrote down the carrying value of the long-lived assets associated with these demo stores during the fourth quarter of fiscal 2006 by $22.4 million.

In addition, based on our quarterly assessments of the carrying value of long-lived assets conducted in accordance with SFAS No. 144, in fiscal 2006, we identified 10 stores with asset carrying values in excess of such stores’ respective forecasted undiscounted cash flows. Accordingly, we incurred non-cash charges of $1.1 million to write down these stores to their respective fair values.

Net Interest Income
Net interest income was $5 million in fiscal 2006 compared to $6 million in fiscal 2005. Interest income generated by higher interest rates was offset by the Company having lower average cash and short-term investment balances during fiscal 2006 versus 2005. The lower cash and investment balances were the result of stock repurchase activity earlier in the year (see Note 13 to the condensed consolidated financial statements) and negative same-store sales results.

Income Tax Expense
Income tax expense was $27 million in fiscal 2006 compared to $77 million in fiscal 2005. The effective income tax rate was 38.4% and 37.8% in fiscal 2006 and 2005, respectively. The increase in the effective income tax rate was primarily attributable to stock-based compensation (see Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K).

24     Pacific Sunwear of California, Inc. Form 10-K 2007

Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. Our primary capital requirements have been for the construction of newly opened, remodeled, expanded or relocated stores, the financing of inventories and, in the past, construction of corporate facilities. We believe that our working capital and cash flows from operating activities will be sufficient to meet our operating and capital expenditure requirements without borrowing under our credit facility for at least the next twelve months. However, as previously noted, we expect to incur estimated lease termination, employee severance, agency fees, and related charges of approximately $50-60 million associated with the closure of our 153 remaining demo stores, which could result in short-term borrowing under our credit facility.

Operating Cash Flows
Net cash provided by operating activities for each of fiscal 2007, 2006 and 2005 (in millions) was $116, $162 and $184, respectively. The $46 million decrease in cash provided by operations in fiscal 2007 as compared to fiscal 2006 was primarily attributable to the following:

$millions	Attributable to

(70)	Decrease in net income, largely due to asset impairment and lease termination charges associated with demo and One Thousand Steps stores.

(23)	Decrease in cash flows from deferred lease incentives, primarily due to the closure of 110 stores during fiscal 2007 and fewer new store openings (18) than in past years.

47	Increase in cash flows due to non-cash charges, including $39 million in higher asset impairment and loss on asset disposal charges due to demo and One Thousand Steps stores in fiscal 2007 than in fiscal 2006 and $8 million in increased depreciation expense primarily associated with the PacSun refresh program.

$(46)	Total

Working Capital
Working capital at the end of each of fiscal 2007, 2006 and 2005 (in millions) was $187, $195 and $304, respectively. The $8 million decrease in working capital at February 2, 2008 compared to February 3, 2007 was attributable to the following:

$millions	Description

$195	Working capital at February 3, 2007

(35)	Decrease in inventory, primarily due to the closure of 110 stores and the reduction of inventory per square foot during fiscal 2007.

(6)	Decrease in working capital due to increased accruals for lease terminations and severance charges associated with demo.

(3)	Decrease in prepaid expenses, primarily due to the closure of 110 stores during fiscal 2007.

18	Increase in income taxes receivable and current deferred income tax assets ($17 million in current net income tax assets in fiscal 2007 versus current net income tax payable of $1 million in fiscal 2006) due to the net losses sustained within demo and One Thousand Steps during fiscal 2007.

14	Increase in cash and marketable securities (see cash flow statement).

4	Decrease in accounts payable due to timing of payments and reductions in inventory levels primarily as a result of closing 110 stores during fiscal 2007.

$187	Working capital at February 2, 2008

Investing Cash Flows
Net cash used in investing activities in each of fiscal 2007, 2006 and 2005 (in millions) was $98, $114 and $105, respectively. Investing cash flows for fiscal 2007 were comprised of capital expenditures of $106 million and purchases of

Pacific Sunwear of California, Inc. Form 10-K 2007     25

a long-term investment of $23 million associated with the Company’s new Olathe, Kansas distribution center (see Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K), partially offset by $31 million in net maturities of short-term marketable securities. Capital expenditures were predominantly for refreshing existing stores and the opening of new, relocated and expanded stores during fiscal 2007.

Fiscal 2007 New Store Costs
Our average cost to build a new, relocated, or refreshed store in fiscal 2007, including leasehold improvements and furniture and fixtures was approximately $0.8 million. We expect the average cost for these stores to be slightly lower in the future. The average total cost to build new stores and relocate or expand stores will vary in the future depending on various factors, including square footage, changes in store design, and local construction costs. The average landlord allowance, which is shown in the consolidated financial statements as a deferred lease incentive, was approximately $0.2 million in each of fiscal 2007 and 2006 (where an allowance was granted). Our average cost for initial inventory for new stores opened in fiscal 2006 was approximately $0.2 million. Our initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

Fiscal 2008 Store Opening and Closing Plans
Given the current trends in our business, we believe it is more prudent to focus our capital spending on reinvesting in our existing store fleet as opposed to continuing to open new stores in low-grade malls or in tertiary markets. As a result, we currently anticipate remodeling approximately 50-75 of our PacSun stores through our store refresh program and reducing the number of new store openings to approximately 15-20 new stores and 15-20 relocated/expanded stores. We also anticipate closing 35-40 PacSun stores in the normal course of business as leases expire or through lease kick-out clauses. This will result in total square footage contraction for fiscal 2008 of approximately one to two percent.

In fiscal 2008, we expect total capital expenditures to be approximately $90 million, broken down as follows:

Amount
($million)	Attributable to

$65	Store capital expenditures

20	Investments in new information technology capabilities, particularly with regard to supply chain, store and financial systems

5	Other corporate capital expenditures, including maintenance capital

$90	Total

We currently expect similar total annual capital expenditure requirements for the next few years as we continue remodeling existing stores and investing in new information technology capabilities.

We expect cash flows from operations to be sufficient to provide the liquidity and resources necessary to achieve our stated store opening, relocation/expansion goals. Cash flows from operations for fiscal 2007, 2006 and 2005 (in millions) were $116, $162 and $184, respectively. However, as previously noted, we expect to incur estimated lease termination, employee severance, agency fees and related charges of approximately $50-60 million associated with the closure of our 153 remaining demo stores, which could result in short-term borrowing under our credit facility. We have not entered into any material purchase commitments for capital expenditures related to our store opening or relocation/expansion plans.

Financing Cash Flows
Net cash provided by financing activities in fiscal 2007 was $28 million compared to cash used in each of fiscal 2006 and 2005 of $90 million and $49 million, respectively. The primary source of financing inflows in fiscal 2007 was a $23 million long-term lease obligation related to the Company’s new Olathe, Kansas distribution facility (see Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K). Proceeds from employee exercises of stock options accounted for the remaining source of financing cash inflows for fiscal 2007. In fiscal 2006 and 2005, the Company repurchased and retired common stock of $99 million and $66 million, respectively.

26     Pacific Sunwear of California, Inc. Form 10-K 2007

Information regarding the Company’s common stock repurchase program is contained in Note 13 to the condensed consolidated financial statements included in this Annual Report on Form 10-K, which note is incorporated herein by reference.

Credit Facility
We have an unsecured $200 million credit agreement with a syndicate of lenders which expires September 14, 2010. The credit facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at our option under certain circumstances. The credit facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the credit facility bear interest at the Administrative Agent’s alternate base rate (as defined, 3.7% at February 2, 2008) or at optional interest rates that are primarily dependent upon LIBOR for the time period chosen. We had no direct borrowings outstanding under the credit facility at February 2, 2008. The credit facility requires us to maintain certain financial covenants, all of which we were in compliance with as of February 2, 2008.

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

Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At February 2, 2008, our future financial commitments under all existing contractual obligations related to our PacSun and PacSun Outlet businesses were as follows:

	Payments Due by Period
Contractual Obligations		Less than	1-3	3-5	More than
(In millions)	Total	1 year	years	years	5 years

Operating lease obligations	556	127	171	125	133
Capital lease obligations	<0.1	<0.1	—	—	—
FIN 48 obligations including interest and penalties	2	—	2	—	—
Letters of credit	17	17	—	—	—

Total	575	144	173	125	133

In addition to the commitments in the table above, minimum future rental commitments under demo operating leases were $93 million as of February 2, 2008. However, in lieu of paying these rental commitments, the Company expects to make total cash payments of approximately $50-60 million during the first half of fiscal 2008 to terminate all demo store leases and pay all liquidation-related employee retention and severance costs, Gordon agency fees, and other charges associated with the closure of demo. The actual amount and timing of payments to be made by the Company in connection with the closing of the demo stores may be different than the estimated amounts as the Company cannot predict with certainty the actual costs or timing of terminating the leases, the amounts to be realized from the inventory liquidation, or the contingent fees that will be payable to Gordon upon final resolution of the closure process. Actual lease termination charges could differ materially from the Company’s estimates and could adversely affect results of operations for any or all fiscal quarters during fiscal 2008.

Pacific Sunwear of California, Inc. Form 10-K 2007     27

The Company expects a significant number of store operating leases (50-100 per year) to reach the end of their original lease term in each of the next 5 years. These leases will need to be renewed, extended or allowed to expire. As a result, actual future rental commitments may be significantly higher than that shown in the table above due to newly adjusted lease rates for renewals or extensions that are more expensive than current lease rates on expiring leases.

The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total PacSun and PacSun Outlet store rental expenses, including CAM, for fiscal 2007, 2006 and 2005 (in millions) were $158, $149 and $134 million, respectively. We expect total CAM expenses to continue to increase as the number of stores increases from year to year or as long-term leases come up for renewal at current market rates in excess of original lease terms.

Operating Leases – We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2020. Substantially all of our retail store leases require us to pay CAM charges, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.

The FIN 48 obligations shown in the table above represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed 110 stores in fiscal 2007, including 25 PacSun stores, 76 demo stores and nine One Thousand Steps stores. We currently anticipate closing approximately 185-195 stores in fiscal 2008, including the 153 demo stores noted previously. See “Real Estate Strategy” within the “Stores” discussion in Part I, Item 1 captioned, “Business,” of this report.

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

New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K, which note is incorporated herein by reference.

28     Pacific Sunwear of California, Inc. Form 10-K 2007

Inflation
We do not believe that inflation or changing prices has had a material effect on the results of operations in the recent past. There can be no assurance that our business will not be affected by inflation or changing prices in the future.

Seasonality and Quarterly Results
Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, excluding sales generated by new and relocated/expanded stores, 44% of our net sales have occurred in the first half of the fiscal year and 56% have occurred in the second half, with the back-to-school and Christmas selling periods accounting for approximately 30-34% of our annual net sales and a higher percentage of our operating income on a combined basis. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are susceptible to market value fluctuations with regard to our marketable securities. However, due to the relatively short maturity period of those investments and/or our intention and ability to hold those investments until maturity, the risk of material market value fluctuations is not expected to be significant.

To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At February 2, 2008, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during fiscal 2007 or 2006. Based on the interest rate of 3.7% on our credit facility at February 2, 2008, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $3 thousand per year. See Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K. We are not a party with respect to derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to Financial Statements,” which appears immediately following the “Signatures” section of this report and which section is incorporated herein by reference.

ITEM 9.	CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 2, 2008.

Pacific Sunwear of California, Inc. Form 10-K 2007     29

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2008.

Deloitte & Touche LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

30     Pacific Sunwear of California, Inc. Form 10-K 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the internal control over financial reporting of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 2, 2008, of the Company and our report dated March 28, 2008, which report expressed an unqualified opinion and includes an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, in fiscal year 2006.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 28, 2008

Pacific Sunwear of California, Inc. Form 10-K 2007     31

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from the sections captioned “Proposal 1 Election of Directors — Nominees,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Board of Directors and Committees of the Board — Committees of the Board of Directors” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the sections captioned “Board of Directors and Committees of the Board — Director Compensation” and “Executive Compensation and Related Matters” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference from the sections captioned “Proposal 1 Election of Directors — Nominees” and “Security Ownership of Principal Shareholders and Management” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference from the sections captioned “Related Party Transactions Policy” and “Board of Directors and Committees of the Board — Committees of the Board of Directors” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference from the section captioned “Fees Paid to Independent Registered Public Accounting Firm” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

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

32     Pacific Sunwear of California, Inc. Form 10-K 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on March 28, 2008, on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

By:	/s/ Sally Frame Kasaks
Sally Frame Kasaks
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sally Frame Kasaks Sally Frame Kasaks	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 28, 2008

/s/ Michael L. Henry Michael L. Henry	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 28, 2008

/s/ Peter Starrett Peter Starrett	Non-Employee Lead Director	March 28, 2008

/s/ Pearson C. Cummin III Pearson C. Cummin III	Non-Employee Director	March 28, 2008

/s/ Michael Goldstein Michael Goldstein	Non-Employee Director	March 28, 2008

/s/ Julius Jensen III Julius Jensen III	Non-Employee Director	March 28, 2008

/s/ George R. Mrkonic George R. Mrkonic	Non-Employee Director	March 28, 2008

/s/ Thomas M. Murnane Thomas M. Murnane	Non-Employee Director	March 28, 2008

/s/ Grace Nichols Grace Nichols	Non-Employee Director	March 28, 2008

Pacific Sunwear of California, Inc. Form 10-K 2007     33

PACIFIC SUNWEAR OF CALIFORNIA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL Years Ended:

FEBRUARY 2, 2008 (“Fiscal 2007”)
FEBRUARY 3, 2007 (“Fiscal 2006”)
JANUARY 28, 2006 (“Fiscal 2005”)

Pacific Sunwear of California, Inc. Form 10-K 2007     F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as a result of adopting Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, as of January 29, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 28, 2008

F-2     Pacific Sunwear of California, Inc. Form 10-K 2007

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
(In thousands, except share amounts)	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,587	$52,267
Marketable securities	—	31,500
Merchandise inventories	170,182	205,213
Other current assets	52,818	46,255

TOTAL CURRENT ASSETS	320,587	335,235
PROPERTY AND EQUIPMENT, NET	376,243	420,886
OTHER ASSETS	55,313	17,122

TOTAL ASSETS	$752,143	$773,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,349	$66,581
Other current liabilities	71,107	73,952

TOTAL CURRENT LIABILITIES	133,456	140,533
LONG-TERM LIABILITIES:
Deferred lease incentives	74,012	89,371
Deferred rent	27,669	30,619
Deferred income taxes	—	463
Other long-term liabilities	33,661	8,904

TOTAL LONG-TERM LIABILITIES	135,342	129,357
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 70,026,510 and 69,560,077 shares issued and outstanding, respectively	700	696
Additional paid-in capital	16,761	5,783
Retained earnings	465,884	496,874

TOTAL SHAREHOLDERS’ EQUITY	483,345	503,353

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$752,143	$773,243

See notes to consolidated financial statements

Pacific Sunwear of California, Inc. Form 10-K 2007     F-3

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In thousands, except share and per share amounts)	February 2,	February 3,	January 28,
FISCAL YEAR ENDED	2008	2007	2006

Net sales	$1,454,163	$1,441,973	$1,391,473
Cost of goods sold, including buying, distribution and occupancy costs	1,046,988	993,673	884,982

Gross margin	407,175	448,300	506,491
Selling, general and administrative expenses	443,577	381,644	309,218

Operating (loss)/income from continuing operations	(36,402)	66,656	197,273
Interest income, net	3,012	4,620	5,673

(Loss)/Income from continuing operations before income tax (benefit)/expense	(33,390)	71,276	202,946
Income tax (benefit)/expense	(14,820)	27,404	76,734

(Loss)/income from continuing operations	(18,570)	43,872	126,212
Loss from discontinued operations, net of tax effects	(11,797)	(4,251)	—

Net (loss)/income	$(30,367)	$39,621	$126,212

Comprehensive (loss)/income	$(30,367)	$39,621	$126,212

(Loss)/income from continuing operations per share, basic	$(0.27)	$0.62	$1.69

(Loss)/income from continuing operations per share, diluted	$(0.27)	$0.62	$1.67

Net (loss)/income per share, basic	$(0.44)	$0.56	$1.69

Net (loss)/income per share, diluted	$(0.44)	$0.56	$1.67

Weighted average shares outstanding, basic	69,749,536	70,800,912	74,758,874
Weighted average shares outstanding, diluted	69,749,536	71,170,181	75,713,793

See notes to consolidated financial statements.

F-4     Pacific Sunwear of California, Inc. Form 10-K 2007

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common		Additional
	Stock	Common	Paid-in	Retained
(In thousands, except share amounts)	Shares	Stock	Capital	Earnings	Total

BALANCE, January 29, 2005	74,916,773	$749	$61,310	$395,975	$458,034
Exercise of stock options and shares issued under employee stock purchase plan	1,642,776	16	18,651	—	18,667
Repurchase and retirement of common stock	(2,808,300)	(28)	(65,615)	—	(65,643)
Restricted stock award, vesting of shares	—	—	1,142	—	1,142
Tax benefits related to exercise of stock options	—	—	8,378	—	8,378
Net income	—	—	—	126,212	126,212

BALANCE, January 28, 2006	73,751,249	737	23,866	522,187	546,790
Exercise of stock options and shares issued under employee stock purchase plan	724,828	8	8,562	—	8,570
Repurchase and retirement of common stock	(4,916,000)	(49)	(99,297)	—	(99,346)
Stock compensation	—	—	6,220	—	6,220
Tax benefits related to exercise of stock options	—	—	1,498	—	1,498
Reclassify negative additional paid-in capital to retained earnings (1)	—	—	64,934	(64,934)	—
Net income	—	—	—	39,621	39,621

BALANCE, February 3, 2007	69,560,077	696	5,783	496,874	503,353
Exercise of stock options and shares issued under employee stock purchase plan	466,433	4	4,291	—	4,295
Stock compensation	—	—	6,398	—	6,398
Tax benefits related to exercise of stock options	—	—	289	—	289
FIN 48 adoption adjustment (see Note 6)	—	—	—	(623)	(623)
Net loss	—	—	—	(30,367)	(30,367)

BALANCE, February 2, 2008	70,026,510	$700	$16,761	$465,884	$483,345

(1) Share repurchases in the first and second quarters of fiscal 2006 exceeded the value of additional paid-in capital. Accordingly, at the end of each of those quarters, negative additional paid-in capital was reclassified against retained earnings.

See notes to consolidated financial statements.

Pacific Sunwear of California, Inc. Form 10-K 2007     F-5

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	February 2,	February 3,	January 28,
FISCAL YEAR ENDED	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(30,367)	$39,621	$126,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,323	72,529	63,161
Stock compensation	6,398	6,220	—
Asset impairment	59,829	24,409	—
Loss on disposal of equipment	4,507	1,127	300
Tax benefits related to stock-based compensation	289	1,498	8,378
Excess tax benefits related to stock-based compensation	(292)	(942)	—
Change in operating assets and liabilities:
Merchandise inventories	35,031	9,927	(40,380)
Other current assets	(6,563)	(4,770)	(6,608)
Other assets	(14,891)	7,896	(4,280)
Accounts payable	(4,232)	19,031	8,797
Other current liabilities	3,552	(5,687)	18,138
Deferred lease incentives	(15,359)	7,931	13,376
Deferred rent	(2,950)	1,553	(1,377)
Other long-term liabilities	366	(18,703)	(1,452)

Net cash provided by operating activities	115,641	161,640	184,265
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(106,363)	(157,788)	(109,174)
Purchases of available-for-sale short-term investments	(171,400)	(296,031)	(792,550)
Maturities of available-for-sale short-term investments	202,900	324,831	774,700
Purchases of held-to-maturity short-term investments (Note 11)	(23,300)	—	(20,988)
Maturities of held-to-maturity short-term investments	—	14,611	43,150

Net cash used in investing activities	(98,163)	(114,377)	(104,862)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt obligations (Note 11)	23,300	—	—
Repurchase and retirement of common stock	—	(99,346)	(65,643)
Proceeds from exercise of stock options	4,295	8,570	18,667
Excess tax benefits related to stock-based compensation	292	942	—
Principal payments under capital lease and long-term debt obligations	(45)	(347)	(1,550)

Net cash provided by/(used in) financing activities	27,842	(90,181)	(48,526)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	45,320	(42,918)	30,877
CASH AND CASH EQUIVALENTS, beginning of fiscal year	52,267	95,185	64,308

CASH AND CASH EQUIVALENTS, end of fiscal year	$97,587	$52,267	$95,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6	$6	$47
Cash paid for income taxes	$10,668	$42,251	$63,313
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
(Decrease)/Increase in accrued property and equipment	$(6,358)	$5,023	$5,856
Purchases of property pursuant to capital lease obligations	$11	—	—
Increase to additional paid-in capital related to the issuance of stock to satisfy certain deferred compensation liabilities	—	—	$1,142

See notes to consolidated financial statements

F-6     Pacific Sunwear of California, Inc. Form 10-K 2007

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended February 2, 2008, February 3, 2007 and January 28, 2006
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Pacific Sunwear of California, Inc. and its subsidiaries (collectively, the “Company”) is a leading specialty retailer of action-sport inspired casual apparel, accessories and footwear designed to meet the needs of active teens and young adults. The Company operates a nationwide, primarily mall-based chain of retail stores, under the names “Pacific Sunwear” and “Pacific Sunwear Outlet” (as well as “PacSun” and “PacSun Outlet”). In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company.

As of February 2, 2008, the Company also operated 153 demo stores which specialized in fashion-focused streetwear apparel. On February 3, 2008, the Company began inventory liquidation sales in these stores with the intention of closing all such stores before the end of the Company’s first quarter of fiscal 2008 ending May 3, 2008. During the fiscal year ended February 2, 2008 (“fiscal 2007”), the Company previously closed 74 underperforming demo stores as well as its nine-store One Thousand Steps footwear concept, which was originally launched in April 2006 and discontinued in January 2008.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks

2008	January 31, 2009	52
2007	February 2, 2008	52
2006	February 3, 2007	53
2005	January 28, 2006	52

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

Fair Value of Financial Instruments – Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined by SFAS 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. As of February 2, 2008, management believes that the carrying amounts of cash, receivables and payables approximate fair value because of the short maturity of these financial instruments.

Pacific Sunwear of California, Inc. Form 10-K 2007     F-7

Cash and Cash Equivalents – The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of commercial paper and money market funds.

Merchandise Inventories – Merchandise inventories are stated at the lower of average cost (first-in, first-out method) or market. Cost is determined using the retail inventory method. At any given time, inventories include items that have been marked down to management’s best estimate of their fair market value. Management bases the decision to mark down merchandise primarily upon the current rate of sale and age of a specific item, among other factors.

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

Goodwill and Other Intangible Assets – The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, “Goodwill and Intangible Assets.” The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future. As of February 2, 2008, goodwill of $6 million was included in other assets. No impairment losses were required to be recognized related to goodwill in any of the fiscal years covered by this report.

Other Long-Lived Assets – The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS 144, “Accounting for the Impairment of Long-Lived Assets.” Factors that are considered important and that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital. See Note 2, “Store Closures and Impairment of Long-Lived Assets,” for a discussion of asset impairment charges recognized in fiscal 2007 and 2006.

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

F-8     Pacific Sunwear of California, Inc. Form 10-K 2007

Income Taxes – We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Litigation — The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not likely have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for probable litigation losses. As of February 2, 2008, litigation reserves were not material to the consolidated financial statements taken as a whole (see Note 12).

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

Revenue Recognition – Sales are recognized upon purchase by customers at the Company’s retail store locations or upon delivery to and acceptance by the customer for orders placed through the Company’s website. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is generally recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. Gift card breakage has never been more than 0.4% of sales in any fiscal year. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for each of the three fiscal years in the period ended February 2, 2008 is as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Beginning balance	$971	$875	$763
Provisions	29,911	30,264	26,980
Usage	(30,093)	(30,168)	(26,868)

Ending balance	$789	$971	$875

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

Pacific Sunwear of California, Inc. Form 10-K 2007     F-9

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

Advertising Costs – Costs associated with the production or placement of advertising, such as photography, design, creative talent, editing, magazine insertion fees and other costs associated with such advertising, are expensed the first time the advertising appears publicly. Advertising costs were $17 million, $17 million, and $15 million in fiscal 2007, 2006, and 2005, respectively.

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

As a result of adopting SFAS 123(R), the Company’s net income and earnings per share for each of fiscal 2007 and 2006 were $4 million and $0.05 lower, respectively, than if it had continued to account for stock-based compensation under APB 25 as it did during fiscal 2005. Stock-based compensation expense for fiscal 2007 and 2006 was included in costs of goods sold for the Company’s buying and distribution employees ($2 million) and in selling, general and administrative expense for all other employees ($4 million). The adoption of SFAS 123(R) had no impact on the Company’s cash flows.

F-10     Pacific Sunwear of California, Inc. Form 10-K 2007

A reconciliation of reported net income and earnings per share for fiscal 2005 to that which would have been reported if SFAS 123 had been in place for that period is presented in the following table:

Fiscal 2005
Net income, as reported	$126,212
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,141)

Pro forma net income	$119,071

Earnings Per Share
Basic, as reported	$1.69
Basic, pro forma	$1.59
Diluted, as reported	$1.67
Diluted, pro forma	$1.58

Earnings per Share – The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings Per Share.” Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For purposes of calculating diluted earnings per share, incremental shares included in, and anti-dilutive options excluded from, the calculations for each of fiscal 2007, 2006 and 2005 were as follows:

	Fiscal Year
	2007	2006	2005

Incremental shares	—	369,269	954,919
Anti-dilutive options and non-vested shares	2,308,227	2,376,996	1,692,613

Anti-dilutive options and non-vested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested share is greater than the market price of the Company’s common stock.

Comprehensive Operations – The Company reports comprehensive operations in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 established standards for the reporting and display of comprehensive income.

Components of comprehensive (loss) income include net (loss) income, foreign currency translation adjustments and gains/losses associated with investments available for sale. There was no difference between net (loss) income and comprehensive (loss) income for any of the periods presented.

Vendor and Merchandise Concentrations – During each of fiscal 2007, 2006 and 2005, Quiksilver (which incorporates the Quiksilver, Roxy, and DC Shoes brands) accounted for 12%, 11%, and 10% of total net sales, respectively, and Billabong (which incorporates both Billabong and Element brands) accounted for 10%, 11%, and 10% of total net sales, respectively. No other individual branded vendor accounted for more than 7% of total net sales for any period. The merchandise assortment for the Company’s PacSun and PacSun Outlet stores as a percentage of net sales for each of fiscal 2007, 2006 and 2005 was as follows:

Merchandise Category	Fiscal 2007	Fiscal 2006	Fiscal 2005

Young Mens Apparel	38%	37%	35%
Juniors Apparel	33%	29%	29%
Accessories	17%	20%	20%
Footwear	12%	14%	16%

Total	100%	100%	100%

Pacific Sunwear of California, Inc. Form 10-K 2007     F-11

New Accounting Pronouncements – In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 became effective for fiscal years beginning after December 15, 2006. As a result, the Company adopted FIN 48 effective February 4, 2007. For a discussion of the financial statement impacts of this adoption, please see Note 6.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. The Company expects to adopt this standard at the beginning of the Company’s fiscal year beginning February 3, 2008. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting. The Company will adopt this standard at the beginning of the Company’s fiscal year in 2010 for all prospective business acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. The Company will adopt this standard at the beginning of the Company’s fiscal year in 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

2.	STORE CLOSURES AND IMPAIRMENT OF LONG-LIVED ASSETS

As previously announced in a report on Form 8-K, filed January 4, 2008, the Board of Directors of the Company approved management’s recommendation to close its remaining demo stores, of which there were 153 operating at February 2, 2008. The determination to take this action resulted from a comprehensive review and evaluation of the real estate portfolio and profit performance of the Company’s demo stores and after having exhausted other strategic alternatives for the business. On February 3, 2008, the Company initiated inventory liquidation sales in these stores with the intention to close all stores by the end of the Company’s first quarter of fiscal 2008 ending May 3, 2008. The demo concept generated total pre-tax operating losses of $106 million in fiscal 2007, including store asset impairment charges of $49 million. These non-cash charges are included within selling, general and administrative expenses in the consolidated statements of operations. The Company has retained Gordon Brothers, LLC (“Gordon”) to assist it in connection with the orderly liquidation of the inventory in these stores and DJM Realty, LLC (an affiliate of Gordon) to assist it in connection with the

F-12     Pacific Sunwear of California, Inc. Form 10-K 2007

disposition of the Company’s real estate operating leases covering these stores. The fair value of the inventory at these stores was determined based on the liquidation agreement between Gordon and the Company. As a result of this agreement, a $9 million inventory liquidation charge was included in cost of goods sold for fiscal 2007.

The Company estimates that it will make total cash payments of approximately $50-60 million during the first half of fiscal 2008 to terminate all demo store leases and pay all liquidation-related employee retention and severance costs, Gordon agency fees, and other charges associated with the closure of demo. The actual amount and timing of payments to be made by the Company in connection with the closing of the demo stores may be different than the estimated amounts as the Company cannot predict with certainty the actual costs or timing of terminating the leases, the amounts to be realized from the inventory liquidation, or the contingent fees that will be payable to Gordon upon final resolution of the closure process.

During the fourth quarter of fiscal 2006, the Company announced its intention to close 74 underperforming demo stores and incurred asset impairment charges of approximately $22 million associated with the long-lived assets in these stores. These 74 demo stores were closed during the first and second quarters of fiscal 2007.

In addition, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. As a result of these evaluations during fiscal 2007 and 2006, the Company recorded non-cash impairment charges of approximately $1 million in each year within selling, general and administrative expenses in the consolidated statements of operations to write-down the carrying value of long-lived store assets to their estimated fair values. The following is a breakdown of asset impairment charges incurred during fiscal 2007 and 2006 within continuing operations by reportable segment:

	Fiscal 2007	Fiscal 2006

PacSun	$829	$1,124
demo	49,067	22,401

Total	$49,896	$23,525

3.	DISCONTINUED OPERATIONS – ONE THOUSAND STEPS

As previously announced in a report on Form 8-K, filed October 24, 2007, the Board of Directors of the Company approved management’s recommendation to close its nine-store footwear concept test, One Thousand Steps (“OTS”). OTS was originally launched in April 2006 and was discontinued in January 2008 with the closing of the nine stores. Accordingly, the operating results of OTS have been removed from continuing operations for fiscal 2007 and 2006 and are presented as discontinued operations within the Company’s consolidated statements of income and comprehensive income. The determination to take this action resulted from a comprehensive review and evaluation of the real estate portfolio and profit performance of the Company’s OTS stores, which generated pre-tax operating losses of approximately $19 million and $7 million, respectively, in fiscal 2007 and 2006 and represented less than 1% of total sales in each year. Included in the pre-tax operating losses of OTS were store asset impairment charges of approximately $10 million and $1 million, respectively, in fiscal 2007 and 2006, and total lease termination and severance charges of approximately $2 million in fiscal 2007. At February 2, 2008, estimated lease termination liabilities of approximately $0.6 million remained in accrued liabilities associated with two of the OTS stores for which lease termination negotiations had not yet been finalized. The actual amount of such charges is not yet known and could be significantly higher than the Company’s estimates once actual lease termination negotiations are finalized.

4.	SEGMENT REPORTING

The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing, accessories, footwear and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. The Company has three operating segments at February 2, 2008 (PacSun, PacSun Outlet, and demo) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” E-commerce

Pacific Sunwear of California, Inc. Form 10-K 2007     F-13

operations for PacSun and demo are included in their respective operating segments. The three operating segments have been aggregated into two reportable segments (PacSun and demo). Information for each of fiscal 2007, 2006 and 2005 concerning each of the two continuing reportable segments is set forth below (all amounts in thousands except store counts).

Fiscal 2007:	PacSun	demo	Corporate	Total

Net Sales	$1,305,853	$148,310	n/a	$1,454,163
% of Total Sales	90%	10%	n/a	100%
Comparable Store Sales%	3.4%	(19.6)%	n/a	0.7%
Income (Loss) from Continuing Operations before Income Taxes	$218,618	$(106,033)	$(145,976)	$(33,390)
Total Assets	$428,012	$17,816	$306,315	$752,143
Number of Stores	954	153	n/a	1,107
Square Footage (in 000s)	3,659	438	n/a	4,097

Fiscal 2006:	PacSun	demo	Corporate	Total

Net Sales	$1,241,242	$200,731	n/a	$1,441,973
% of Total Sales	86%	14%	n/a	100%
Comparable Store Sales%	(4.2)%	(7.9)%	n/a	(4.7)%
Income (Loss) from Continuing Operations before Income Taxes	$226,398	$(31,249)	$(123,873)	$71,276
Total Assets	$437,431	$94,915	$240,897	$773,243
Number of Stores	965	225	n/a	1,190
Square Footage (in 000s)	3,664	636	n/a	4,300

Fiscal 2005:	PacSun	demo	Corporate	Total

Net Sales	$1,205,937	$185,536	n/a	$1,391,473
% of Total Sales	87%	13%	n/a	100%
Comparable Store Sales%	3.5%	1.1%	n/a	3.2%
Income (Loss) from Continuing Operations before Income Taxes	$293,952	$18,765	$(109,771)	$202,946
Total Assets	$413,863	$96,515	$297,183	$807,561
Number of Stores	907	198	n/a	1,105
Square Footage (in 000s)	3,389	542	n/a	3,931

In the tables above, “PacSun” reportable segment includes net sales generated from PacSun stores, PacSun Outlet stores and PacSun e-commerce. The “demo” reportable segment includes net sales generated from demo stores and demo e-commerce. The “Corporate” column represents all other income statement charges that are not specifically identified to a division in order to allow for reconciliation of divisional results and total asset amounts to consolidated income from continuing operations and total assets. For fiscal 2007 and 2006, demo loss from continuing operations before income taxes includes $59 million and $24 million, respectively, of inventory and asset impairment charges associated with planned store closures. For fiscal 2006, total assets within the “Corporate” column includes $13 million associated with One Thousand Steps, which was designated as a discontinued operation in the fourth quarter of fiscal 2007, to allow for reconciliation to consolidated total assets for fiscal 2006.

As noted previously, the Company expects demo to be designated as a discontinued operation during the first quarter of fiscal 2008 ending May 3, 2008 (see Note 2).

5.	STOCK COMPENSATION
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

F-14     Pacific Sunwear of California, Inc. Form 10-K 2007

compensation expense was required to be recognized for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant.

For fiscal 2007 and 2006, compensation expense was recognized under the modified prospective method of SFAS 123(R) for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and for all stock-based compensation awards granted after January 28, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company’s financial results for prior periods have not been restated.

Consistent with the valuation method used for the disclosure-only provisions of SFAS 123 prior to fiscal 2006, the Company is using the Black-Scholes option-pricing model to estimate the grant date fair value of its recognized stock-based compensation expense for fiscal 2007 and 2006. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s stock. The Company records stock-based compensation expense using the graded vesting method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. For fiscal 2007 and 2006, the Company’s stock-based compensation expense resulted from awards of stock options, non-vested shares, and stock appreciation rights, as well as from shares purchased under the Company’s employee share purchase plan.

For each of fiscal 2007, 2006 and 2005, the fair value of the Company’s stock-based compensation activity was determined using the following weighted average assumptions:

	Fiscal Year
	2007		2006
	Stock Awards	ESPP	Stock Awards	ESPP	2005

Expected Option Life	4 years	0.5 years	5 years	0.5 years	5 years
Stock Volatility	34.7% - 37.9%	31.9% - 45.4%	41.3% - 48.7%	31.9% - 35.4%	36.9% - 56.7%
Risk-free Interest Rates	3.1% - 4.9%	3.2% - 5.0%	4.6% - 5.1%	4.5% - 5.2%	3.9% - 4.5%
Expected Dividends	None	None	None	None	None

The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $2 million, $6 million and $23 million, respectively.

At February 2, 2008, outstanding incentive and nonqualified options had exercise prices ranging from $6.49 to $28.90 per share, with an average exercise price of $19.96 per share, and generally begin vesting one year after the grant date. Options generally vest over three or four years. The options generally expire seven or ten years from the date of grant or three months after employment or services are terminated.

At February 2, 2008, incentive and nonqualified options to purchase 2,821,794 shares were outstanding and 5,600,553 shares were available for future grant under the Company’s stock compensation plans. During fiscal 2007, 2006 and 2005, the Company recognized tax benefits of $0.3 million, $1.5 million and $8.4 million, respectively, resulting from the exercise of certain nonqualified stock options.

Under the Company’s stock option plans, incentive and nonqualified options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant

Pacific Sunwear of California, Inc. Form 10-K 2007     F-15

dates. A summary of stock option (incentive and nonqualified) activity under the Company’s 2005 Performance Incentive Plan for fiscal 2007 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Term (Yrs.)	($000s)

Outstanding at February 3, 2007	2,931,920	$19.43
Granted	792,000	19.62
Exercised	(349,377)	9.53
Forfeited or expired	(552,749)	23.28

Outstanding at February 2, 2008	2,821,794	$19.96	4.77	$748

Vested and expected to vest at February 2, 2008	2,364,398	$19.86	4.56	$748
Exercisable at February 2, 2008	1,775,969	$19.39	4.21	$748

The weighted-average grant-date fair value of options granted during each of fiscal 2007, 2006 and 2005 was $6.68, $9.36 and $14.38, respectively.

Additional information regarding options outstanding as of February 2, 2008, is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 6.49 – $10.78	282,559	1.99	$9.28	282,559	$9.28
10.83 – 14.21	301,199	4.22	13.14	251,553	12.93
14.50 – 18.66	104,874	5.62	16.25	62,000	15.82
18.67 – 19.10	302,196	6.30	19.10	89,364	19.09
19.16 – 20.52	282,171	5.61	20.01	138,898	20.19
20.63 – 20.86	283,537	6.15	20.86	6,208	20.75
20.97 – 22.32	286,060	4.48	21.58	249,770	21.52
22.44 – 23.60	283,999	5.00	22.77	146,499	22.83
23.68 – 25.71	285,208	5.41	24.67	246,709	24.68
26.46 – 28.90	409,991	3.80	26.89	302,409	26.88

$ 6.49 – $28.90	2,821,794	4.77	$19.96	1,775,969	$19.39

A summary of the status of the Company’s non-vested shares as of February 2, 2008, and changes during the year then ended, is presented below. Non-vested shares contain a time-based restriction as to vesting. These awards generally vest over four years with 25% of the grant vesting each year on the anniversary of the grant date.

		Weighted-Average
		Grant-Date
Non-vested Shares	Shares	Fair Value

Outstanding at February 3, 2007	327,387	$19.85
Granted	637,864	18.90
Vested	(51,231)	19.75
Forfeited or expired	(144,945)	20.16

Outstanding at February 2, 2008	769,075	$19.01

At February 2, 2008, the Company had approximately $15 million of compensation cost related to non-vested stock option and non-vested share awards not yet recognized. This compensation expense is expected to be recognized over a weighted average period of approximately 2.7 years.

F-16     Pacific Sunwear of California, Inc. Form 10-K 2007

Employee Stock Purchase Plan (“ESPP”) – The Company maintains an ESPP, which provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each six-month purchasing period, whichever is lower. The ESPP covers substantially all employees, except officers, who have three months of service with the Company. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company did not recognize compensation expense related to the ESPP for fiscal 2005. As a result of the adoption of SFAS 123(R), the Company recognized $0.2 million in compensation expense related to the ESPP for each of fiscal 2007 and 2006. In fiscal 2007 and 2006, 65,825 and 65,889 shares were issued at an average price of $14.69 and $16.14, respectively, under the ESPP. During fiscal 2006, the Company began recognizing compensation expense for the employee discount provision of the Company’s ESPP in accordance with SFAS 123(R) (see “Stock-Based Compensation” in Note 1).

6.	INCOME TAXES

The components of income tax (benefit)/expense from continuing operations for the periods presented were as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Current income taxes:
Federal	$2,660	$34,781	$72,602
State	1,233	5,374	7,992

	3,893	40,155	80,594
Deferred income taxes:
Federal	(13,087)	(10,336)	(4,117)
State	(5,626)	(2,415)	257

	(18,713)	(12,751)	(3,860)

Total income tax (benefit)/expense	$(14,820)	$27,404	$76,734

Included in the fiscal 2007 current tax expense is a benefit of approximately $0.8 million relating to FIN 48 liabilities.

A reconciliation of income tax (benefit)/expense from continuing operations to the amount of income tax (benefit)/expense that would result from applying the federal statutory rate to income from continuing operations before income taxes for the periods presented was as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Provision for income taxes at statutory rate	$(11,687)	$24,947	$71,031
State income taxes, net of federal income tax benefit	(3,337)	1,923	5,362
Life insurance proceeds	(1,215)	—	—
Other	1,419	534	341

Total income tax (benefit)/expense	$(14,820)	$27,404	$76,734

Pacific Sunwear of California, Inc. Form 10-K 2007     F-17

The major components of the Company’s overall net deferred tax asset of approximately $27 million and $7 million at February 2, 2008 and February 3, 2007, respectively, were as follows:

	February 2,	February 3,
	2008	2007

Current net deferred tax asset	$12,179	$7,291
Long-term net deferred tax asset/(liability)	15,231	(463)

Overall net deferred tax asset	$27,410	$6,828

Components:
Depreciation and amortization	$(31,853)	$(50,509)
Deferred lease incentives	31,004	37,836
State income taxes	(3,121)	(143)
Inventory cost capitalization	2,610	3,075
Sublease loss reserves	661	543
Deferred rent	8,148	8,023
Deferred and stock-based compensation	5,244	4,591
Lease termination liabilities	1,658	—
Net operating loss and tax credit carry forward	4,664	—
Other	8,395	3,412

	$27,410	$6,828

As of February 2, 2008, the Company has tax effected state net operating losses (“NOLs”) of approximately $1.1 million available to offset future state taxable income. Such NOLs will expire at various times and in varying amounts from 2012 through 2027. The Company also has federal and Kansas credit carry forwards of approximately $0.1 million and $3.5 million, respectively. The Company’s federal and Kansas carry forwards will begin to expire in 2027 and 2017, respectively.

In conjunction with the Company’s adoption of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” effective February 4, 2007, the Company recorded additional income tax liabilities of $1.8 million, additional deferred income tax assets of $1.2 million, and a charge against retained earnings of $0.6 million representing the cumulative effect of the change in accounting principle.

As of February 2, 2008, unrecognized income tax benefits totaled approximately $1.7 million. Of that amount, approximately $1.1 million represents the amount of unrecognized tax benefits that would, if recognized, favorably affect the Company’s effective income tax rate in any future periods. The Company does not anticipate that total unrecognized tax benefits will change significantly in the next twelve months.

The following table presents a tabular reconciliation of the total amounts of unrecognized tax benefits (including interest) for fiscal 2007:

Unrecognized tax benefits, Opening Balance	$2,444
Gross increases — tax positions in prior period	295
Gross decreases — tax positions in prior period	(542)
Gross increases — tax positions in current period	1
Settlements	—
Lapse of statute of limitations	(546)

Unrecognized tax benefits, Ending Balance	$1,652

Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and totaled less than $0.1 million for fiscal 2007. Accrued interest and penalties was approximately $0.7 million and $0.6 million at February 2, 2008 and February 4, 2007, respectively.

F-18     Pacific Sunwear of California, Inc. Form 10-K 2007

The Company files income tax returns in the U.S. federal jurisdiction and multiple other state and local jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2004 and, with few exceptions, is no longer subject to state and local examinations for years before 2003. Our income tax return for the 2005 tax year is currently under examination by the Internal Revenue Service. We do not expect that the results of this examination will have a material impact on our financial condition or results of operations.

7.	OTHER CURRENT ASSETS

As of the dates presented, other current assets consisted of the following:

	February 2,	February 3,
	2008	2007

Prepaid expenses	$25,228	$27,748
Deferred income taxes	12,179	7,291
Non-trade accounts receivable	10,211	11,216
Income taxes receivable	5,200	—

Total other current assets	$52,818	$46,255

8.	PROPERTY AND EQUIPMENT, NET

As of the dates presented, property and equipment consisted of the following categories:

	February 2,	February 3,
	2008	2007

Leasehold improvements	$310,654	$346,084
Furniture, fixtures and equipment	303,924	310,063
Buildings and building improvements	47,768	27,292
Land	25,895	25,335

Total gross property and equipment	688,241	708,774
Less accumulated depreciation	(311,998)	(287,888)

Property and equipment, net	$376,243	$420,886

9.	CREDIT FACILITY

The Company has an unsecured $200 million credit agreement with a syndicate of lenders (the “Credit Facility”) which expires September 14, 2010. The Credit Facility provides for a $200 million revolving line of credit that can be increased to up to $275 million at the Company’s option under certain circumstances. The Credit Facility is available for direct borrowing and the issuance of letters of credit with a portion also available for swing-line loans. Direct borrowings under the Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 3.7% at February 2, 2008) or at optional interest rates that are primarily dependent upon LIBOR for the time period chosen. The Company had no direct borrowings outstanding under the Credit Facility at February 2, 2008. The Credit Facility requires the Company to maintain certain financial covenants. The Company was in compliance with all such covenants as of February 2, 2008.

Pacific Sunwear of California, Inc. Form 10-K 2007     F-19

10.	OTHER CURRENT LIABILITIES

As of the dates presented, other current liabilities consisted of the following:

	February 2,	February 3,
	2008	2007

Accrued compensation and benefits	$21,619	$15,529
Accrued gift cards	15,493	14,007
Accrued capital expenditures	7,444	13,802
Accrued lease terminations	3,958	—
Sales taxes payable	3,024	4,771
Income taxes payable	—	8,706
Other current liabilities	19,569	17,137

	$71,107	$73,952

11.	INDUSTRIAL REVENUE BOND TRANSACTION — OLATHE, KANSAS

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

Operating Leases – The Company leases its retail stores and certain equipment under operating lease agreements expiring at various dates through January 2020. Substantially all of the Company’s retail store leases require the Company to pay common area maintenance charges, insurance, property taxes and percentage rent ranging from 5% to 7% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically ten years, many of which contain renewal options exercisable at the Company’s discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of the Company’s retail store leases contain purchase options.

F-20     Pacific Sunwear of California, Inc. Form 10-K 2007

As of February 2, 2008, minimum future rental commitments under non-cancelable operating leases for the Company’s PacSun and PacSun Outlet stores were as follows:

Fiscal year ending:
January 31, 2009	$126,732
January 30, 2010	89,311
January 29, 2011	81,924
February 3, 2012	68,971
February 2, 2013	56,005
Thereafter	133,323

Total future operating lease commitments	$556,266

In addition to the commitments in the table above, minimum future rental commitments under demo operating leases were $93 million as of February 2, 2008. However, in lieu of paying these rental commitments, the Company expects to make total cash payments of approximately $50-60 million during the first half of fiscal 2008 to terminate all demo store leases and pay all liquidation-related employee retention and severance costs, Gordon agency fees, and other charges associated with the closure of demo. The actual amount and timing of payments to be made by the Company in connection with the closing of the demo stores may be different than the estimated amounts as the Company cannot predict with certainty the actual costs or timing of terminating the leases, the amounts to be realized from the inventory liquidation, or the contingent fees that will be payable to Gordon upon final resolution of the closure process. Actual lease termination charges could differ materially from the Company’s estimates and could adversely affect results of operations for any or all fiscal quarters during fiscal 2008.

The table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under the Company’s store operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. For fiscal 2007, 2006 and 2005, store rental expenses, including CAM, for the Company’s PacSun and PacSun Outlet stores (in millions) were $158, $149, and $134, respectively, of which $5, $6 and $7, respectively, was paid as percentage rent based on sales volume. The Company expects total CAM expenses to continue to increase as the number of stores increases from year to year.

Litigation – The Company is involved from time to time in litigation incidental to its business. In connection with the Company’s undertakings to close its remaining 153 demo stores, landlords have, in some instances, threatened or initiated actions alleging breach of the underlying store leases and seek to recover remaining lease payments for the duration of the underlying leases. The Company is undertaking to reach agreements with landlords of the stores being closed to address its underlying lease obligations (see Note 2 for a discussion of expected cash payments associated with the demo closure process). The Company believes that the outcome of current and threatened litigation, including any potential litigation relating to the demo store closures, will not likely have a material adverse effect on its results of operations or financial condition.

Indemnities, Commitments, and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as disclosed below in this Note 12.

Pacific Sunwear of California, Inc. Form 10-K 2007     F-21

Letters of Credit – The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $17 million outstanding at February 2, 2008, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

Accrued Sublease Loss Charges – The Company remains liable under an operating lease covering a former store location. The term of the lease ends December 31, 2012. The Company has subleased this location to third parties at rates that are less than the Company’s required lease payments. Accordingly, the Company had approximately $1 million accrued to recognize its net remaining contractual lease obligation related to these premises at February 2, 2008. To the extent any sublessee defaults upon its sublease obligations, the Company may incur additional charges related to this lease in the future. The Company’s remaining contractual obligation under the original lease, exclusive of any sublease income, was approximately $4 million at February 2, 2008.

Lease Guarantee – The Company remains secondarily liable under a guarantee issued related to the assignment of an operating lease covering another former store location. The term of the lease ends December 31, 2014. The Company had approximately $1 million accrued to recognize the remaining estimated fair value of this guarantee, assuming that another assignee would be found within one year should the original assignee default. The aggregate payments remaining on the master lease agreement at February 2, 2008, were approximately $4 million.

13.	COMMON STOCK

Common Stock Repurchase and Retirement – The Company ended fiscal 2007 with approximately $51 million remaining to be spent under a stock repurchase plan that was originally approved by its Board of Directors and announced in May 2006. This repurchase authorization does not expire until all authorized funds have been expended. In accordance with California law, all repurchased shares are immediately retired. During fiscal 2006 and 2005, the Company made repurchases of its own common stock of $99 million and $66 million, respectively.

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

14.	RETIREMENT PLANS

The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. The Company had approximately $8 million and $9 million recorded in other assets at February 2, 2008 and February 3, 2007, respectively, representing investments held by the Company to cover the vested participant balances in the Executive Plan. These deferred compensation asset investments are classified as trading securities and are stated at fair market value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Fair market value is determined by the most recent publicly quoted market price of the securities at the balance sheet date. Vested participant balances are included in other long-term liabilities and were approximately $7 million and $8 million as of February 2, 2008 and February 3, 2007, respectively. The Company made contributions to the Executive Plan during each of fiscal 2007, 2006 and 2005 of $0.1 million, $0.2 million and $0.3 million, respectively.

F-22     Pacific Sunwear of California, Inc. Form 10-K 2007

The Company also maintains an Employee Savings Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering substantially all employees who have reached age 21 and have one year of service with the Company. The 401(k) Plan is funded by employee contributions and periodic Company discretionary contributions, which are subject to approval by the Company’s Board of Directors. The Company made contributions to the 401(k) Plan, net of forfeitures, of approximately $1.5 million for fiscal 2007 and approximately $1 million for each of fiscal 2006 and 2005.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below presents summarized quarterly financial results on a continuing operations basis for each of fiscal 2007 and 2006, which includes the operations of both the PacSun and demo reportable segments. The Company discontinued its nine-store footwear concept, One Thousand Steps, during the fourth quarter of fiscal 2007 (see Note 3). Accordingly, the information presented below excludes the operating impact of One Thousand Steps for all periods. The Company expects that demo will be designated as a discontinued operation during the first quarter of fiscal 2008 ending May 3, 2008 (see Note 2). All amounts in the table below are expressed in thousands of dollars, except for share and per share amounts.

	First	Second	Third	Fourth
FISCAL YEAR ENDED FEBRUARY 2, 2008:	Quarter	Quarter	Quarter	Quarter

Net sales	$319,324	$342,853	$371,844	$420,142
Gross margin	83,229	92,746	111,971	119,230
Operating (loss)/income	(7,862)	(5,913)	(36,203)	13,576
(Loss)/income	(4,268)	(2,827)	(19,101)	7,625
(Loss)/income per share, basic	$(0.06)	$(0.04)	$(0.27)	$0.11
(Loss)/income per share, diluted	$(0.06)	$(0.04)	$(0.27)	$0.11
Wtd. avg. shares outstanding, basic	69,578,259	69,692,827	69,765,113	69,961,943
Wtd. avg. shares outstanding, diluted	69,578,259	69,692,827	69,765,113	70,069,528

FISCAL YEAR ENDED FEBRUARY 3, 2007:
Net sales	$299,713	$312,659	$373,821	$455,780
Gross margin	97,621	97,792	106,647	146,240
Operating income	17,902	15,642	15,132	17,979
Net income	12,201	10,355	9,797	11,518
Net income per share, basic	$0.17	$0.15	$0.14	$0.17
Net income per share, diluted	$0.17	$0.14	$0.14	$0.16
Wtd. avg. shares outstanding, basic	73,144,277	71,335,467	69,344,402	69,481,032
Wtd. avg. shares outstanding, diluted	73,711,710	71,866,482	69,561,420	69,815,699

Earnings per basic and diluted share are computed independently for each of the quarters presented based on diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year. Additionally, the sum of the four quarterly amounts for any line item may not agree to the fiscal year total in the consolidated financial statements due to rounding.

Pacific Sunwear of California, Inc. Form 10-K 2007     F-23

INDEX TO EXHIBITS

Exhibit #	Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of the Company(7)
3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company(3)
3.3	Third Amended and Restated Bylaws of the Company, as amended(30)
4.1	Specimen stock certificate(1)
10.1	Form of Indemnity Agreement between the Company and each of its executive officers and directors(1)*
10.2	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan and Trust Agreement(2)*
10.3	Amended and Restated 1992 Stock Award Plan dated June 8, 1999(5)*
10.4	Amended and Restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan dated March 24, 2004(6)*
10.5	Pacific Sunwear of California, Inc. 2005 Performance Incentive Plan(13)*
10.6	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004(10)*
10.7	Form of Performance-Based Bonus Award Agreement(10)*
10.8	Form of Notice of Director Stock Appreciation Right Award Agreement(17)*
10.9	Form of Notice of Employee Stock Appreciation Right Award Agreement(17)*
10.10	Form of Notice of Employee Restricted Stock Award Agreement(17)*
10.11	Pacific Sunwear of California, Inc. Executive Severance Plan(30)*
10.12	Severance Agreement, dated November 22, 2004, between the Company and Gerald M. Chaney(9)*
10.13	Resignation Agreement, dated November 26, 2007, between the Company and Gerald M. Chaney(29)*
10.14	Employment Agreement, dated April 1, 2005 between the Company and Thomas M. Kennedy(11)*
10.15	Amendment No. 1, dated December 14, 2006, to the Employment Agreement between the Company and Thomas M. Kennedy(20)*
10.16	Amendment No. 2, dated September 28, 2007, to the Employment Agreement between the Company and Thomas M. Kennedy(30)*
10.17	Severance Agreement, dated February 15, 2005, between the Company and Lou Ann Bett(12)*
10.18	Retention Bonus Agreement, dated October 29, 2007, between the Company and Lou Ann Bett(27)*
10.19	Offer of Employment, dated October 3, 2005, between the Company and Wendy E. Burden(15)*
10.20	Employee Separation and General Release Agreement, dated June 19, 2007, between the Company and Wendy E. Burden(24)*
10.21	Summary of Compensation Arrangements for Sally Frame Kasaks, Interim Chief Executive Officer(19)*
10.22	Employment Agreement, dated as of May 22, 2007, between the Company and Sally Frame Kasaks(22)*
10.23	Form of Stock Appreciation Rights Agreement between the Company and Sally Frame Kasaks(22)*
10.24	Form of Restricted Stock Unit Award Agreement between the Company and Sally Frame Kasaks(22)*
10.25	Summary of Board of Directors’ Compensation, May 2007(23)*
10.26	Summary of Named Executive Officers Annual Compensation for fiscal 2008*+
10.27	Rights Agreement, dated as of December 16, 1998, between the Company and U.S. Stock Transfer Corporation(4)
10.28	Amendment No. 1 to Rights Agreement dated June 18, 2004(7)
10.29	Credit Agreement, dated September 14, 2005, between the Company and the lenders thereto(14)
10.30	Amendment No. 1 to Credit Agreement, dated October 12, 2006, between the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders(18)
10.31	Amendment No. 2 to Credit Agreement, dated February 2, 2007, between the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders(21)
10.32	Amendment No. 3 to Credit Agreement, dated July 27, 2007, between the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders(26)
10.33	Amendment No. 4 to Credit Agreement, dated October 31, 2007, between the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders(28)
10.34	Amendment No. 5 to Credit Agreement, dated February 1, 2008, between the Company and JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders(31)
10.35	Trust Indenture, dated as of July 17, 2007, between the City of Olathe, Kansas and U.S. Bank National Association, as Trustee(25)
10.36	Lease Agreement, dated as of July 17, 2007, between the City of Olathe, Kansas and Pacific Sunwear Stores Corp.(25)
21	Subsidiaries of the Registrant

Exhibit #	Description of Exhibit

23.1	Consent of Independent Registered Public Accounting Firm
31	Written statements of Sally Frame Kasaks and Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Written statement of Sally Frame Kasaks and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2001.

(6) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 21, 2004.

(7) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 31, 2004.

(8) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 13, 2004.

(9) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2004.

(10) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on December 9, 2004.

(11) Incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 12, 2005.

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

(15) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2005.

(16) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 2006.

(17) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2006.

(18) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 18, 2006.

(19) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on December 5, 2006.

(20) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 18, 2006.

(21) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 6, 2007.

(22) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2007.

(23) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 7, 2007.

(24) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 22, 2007.

(25) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 23, 2007.

(26) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 1, 2007.

(27) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 30, 2007.

(28) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 7, 2007.

(29) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2007.

(30) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on December 3, 2007.

(31) Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 7, 2008.

* Management contract or compensatory plan or arrangement.

+ Filed herewith.