Form 10-Q
period 2008-05-03
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2008-06-06
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 3, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21296
PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

California (State of incorporation)	95-3759463 (I.R.S. Employer Identification No.)
3450 East Miraloma Avenue, Anaheim, CA 92806
(Address of principal executive offices and zip code)
(714) 414-4000
(Registrant’s telephone number)
•	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

•	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

•	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 4, 2008, the registrant had 68,941,932 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended May 3, 2008

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share amounts)

	May 3, 2008	February 2, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,645	$97,587
Merchandise inventories	167,508	170,182
Other current assets	87,808	52,818

Total current assets	297,961	320,587

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	656,844	688,241
Less accumulated depreciation and amortization	(291,283)	(311,998)

Total property and equipment, net	365,561	376,243

Other Assets	39,653	55,313

TOTAL ASSETS	$703,175	$752,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,711	$62,349
Other current liabilities	70,820	71,107

Total current liabilities	143,531	133,456

LONG-TERM LIABILITIES:
Deferred lease incentives	61,375	74,012
Deferred rent	25,261	27,669
Other long-term liabilities	35,190	33,661

Total long-term liabilities	121,826	135,342

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 69,383,360 and 70,026,510 shares issued and outstanding, respectively	694	700
Additional paid-in capital	8,342	16,761
Retained earnings	428,782	465,884

Total shareholders’ equity	437,818	483,345

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$703,175	$752,143

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(unaudited, in thousands except share and per share amounts)

	First Quarter Ended
	May 3, 2008	May 5, 2007
Net sales	$266,867	$268,106
Cost of goods sold, including buying, distribution and occupancy costs	191,402	192,908

Gross margin	75,465	75,198
Selling, general and administrative expenses	95,812	76,705

Operating loss from continuing operations	(20,347)	(1,507)
Interest income, net	758	969

Loss from continuing operations before income tax benefit	(19,589)	(538)
Income tax benefit	(7,620)	(200)

Loss from continuing operations	(11,969)	(338)
Loss from discontinued operations, net of tax effects	(25,133)	(4,720)

Net loss	$(37,102)	$(5,058)

Comprehensive loss	$(37,102)	$(5,058)

Loss from continuing operations per share, basic	$(0.17)	$0.00

Loss from continuing operations per share, diluted	$(0.17)	$0.00

Net loss per share, basic	$(0.53)	$(0.07)

Net loss per share, diluted	$(0.53)	$(0.07)

Weighted average shares outstanding, basic	69,915,802	69,578,259
Weighted average shares outstanding, diluted	69,915,802	69,578,259
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	First Quarter Ended
	May 3, 2008	May 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,102)	$(5,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,647	18,736
Asset impairment	8,503	—
Loss on disposal of property and equipment	687	464
Stock-based compensation	1,289	1,536
Tax (deficiencies) / benefits related to stock-based compensation	(388)	98
Excess tax benefits related to stock-based compensation	—	(81)
Change in operating assets and liabilities:
Merchandise inventories	2,674	(5,016)
Other current assets	(34,990)	(2,527)
Other assets	15,660	(1,036)
Accounts payable	10,362	1,934
Other current liabilities	555	(16,123)
Deferred lease incentives	(12,637)	(2,969)
Deferred rent	(2,408)	(512)
Other long-term liabilities	1,519	1,198

Net cash used in operating activities	(24,629)	(9,356)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,006)	(32,358)
Purchases of available-for-sale marketable securities	—	(78,400)
Sales of available-for-sale marketable securities	—	90,300

Net cash used in investing activities	(21,006)	(20,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(10,248)	—
Proceeds from exercise of stock options	944	579
Excess tax benefits related to stock-based compensation	—	81
Principal payments under capital lease obligations	(3)	(24)

Net cash (used in)/provided by financing activities	(9,307)	636

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(54,942)	(29,178)
CASH AND CASH EQUIVALENTS, beginning of period	97,587	52,267

CASH AND CASH EQUIVALENTS, end of period	$42,645	$23,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$1
Cash paid for income taxes	$271	$10,882

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
(Decrease)/increase in non-cash property and equipment accruals	$(869)	$4,717
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended May 3, 2008
(unaudited, all amounts in thousands except share and per share amounts unless otherwise indicated)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) is a leading lifestyle specialty retailer rooted in the youth culture and fashion vibe of Southern California. We sell casual apparel with a limited selection of accessories and footwear designed to meet the needs of teens and young adults. We operate a nationwide, primarily mall-based chain of retail stores, under the names “Pacific Sunwear” and “Pacific Sunwear Outlet” (as well as “PacSun” and “PacSun Outlet”). In addition, we operate an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for our target customers, and provides information about us.
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the first quarter ended May 3, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009 (“fiscal 2008”). For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended February 2, 2008 (“fiscal 2007”).
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Information regarding our significant accounting policies is contained in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to the consolidated financial statements in our annual report on Form 10-K for fiscal 2007. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that report.
New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and liabilities for which we have not applied the provisions of SFAS

157 include those measured at fair value in goodwill impairment testing and asset impairments under SFAS 144. We adopted this statement for financial assets and liabilities effective February 3, 2008. There was no impact from adoption of this standard on our financial position or results of operations. We do not expect adoption of this standard as it pertains to non-financial assets and liabilities to have a material impact on our financial position or results of operations. See Note 13, “Fair Value Measurements.”
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 effective February 3, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”), which requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting. We will adopt this standard at the beginning of our fiscal year in 2010 for all prospective business acquisitions, if any.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. We will adopt this standard at the beginning of our fiscal year in 2010. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
4. DISCONTINUED OPERATIONS
During the first quarter ended May 3, 2008, we completed inventory liquidation sales and closed our remaining demo stores. During the fourth quarter ended February 2, 2008, we closed our nine-store footwear concept, One Thousand Steps (“OTS”). Accordingly, the operations of the demo and OTS businesses have been removed from continuing operations for each of the first quarters of fiscal 2008 and 2007 and are presented as discontinued operations within our condensed consolidated statements of operations and comprehensive operations. The operating results of the discontinued operations are summarized as follows:

	For the First Quarter Ended:
	May 3, 2008	May 5, 2007
Net sales	$27,051	$52,479
Loss before income tax benefit	(40,447)	(7,660)
Income tax benefit	(15,314)	(2,940)
Net loss	(25,133)	(4,720)
Net loss per share, diluted	$(0.36)	$(0.07)
At May 3, 2008, estimated lease termination liabilities of approximately $7 million remained in accrued liabilities associated with demo stores for which lease termination negotiations had not yet been finalized or paid. We have completed lease termination negotiations for approximately 85% of the closed stores. The actual amount of such charges is not yet fully known and could be significantly higher than our estimates once actual lease termination negotiations are finalized. See “Litigation” within Note 11, “Commitments and Contingencies.” All remaining demo assets have been disposed of or written off.
5. SEGMENT REPORTING
We operate exclusively in the retail apparel industry in which we distribute, design and produce clothing and related products catering to the teenage/young adult demographic through primarily mall-based retail stores. In recent years, our operating and reportable segments included the operations of the demo and OTS store concepts. As discussed in Note 4, we are now a “one brand” business (PacSun) due to having discontinued the demo and OTS businesses. Accordingly, for fiscal 2008, we have identified three operating segments (PacSun, PacSun Outlet, and PacSun e-commerce) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The three operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the three operating segments.
6. STOCK-BASED COMPENSATION
We account for stock-based compensation in accordance with the provisions of SFAS 123(R), “Share-Based Payment.” Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized. The expected terms of options granted are derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of our stock. We record stock-based compensation expense using the graded vesting method over the vesting period, which is generally three to four years. Our stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. For the first quarter of fiscal 2008 and 2007, the fair value of our stock-based compensation awards, which includes stock options, non-vested shares, share appreciation rights and shares purchased under our employee stock purchase plan (“ESPP”), was determined using the following weighted average assumptions:

	First Quarter
	2008				2007
	Stock Awards		ESPP		Stock Awards		ESPP
Expected Life	4	years	0.5	years	4	years	0.5	years
Stock Volatility		40.3%		45.4%		35.6%		31.9%
Risk-free Interest Rates		2.3%		3.2%		4.5%		5.0%
Expected Dividends		None		None		None		None
Stock-based compensation expense for each of the first quarters of fiscal 2008 and 2007 was included in costs of goods sold for our buying and distribution employees ($0.6 million and $0.5 million, respectively) and in selling, general and administrative expense for all other employees ($0.8 million and $0.9 million, respectively).
A summary of stock option activity, including share appreciation rights, under our 2005 Performance Incentive Plan for the first quarter of fiscal 2008 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options/SARs	Shares	Price	Term (Yrs.)	($000s)
Outstanding at February 2, 2008	2,821,794	$19.96
Granted	484,080	13.19
Exercised	(98,764)	9.55
Forfeited or expired	(391,652)	20.98

Outstanding at May 3, 2008	2,815,458	$19.02	4.92	$958

Vested and expected to vest at May 3, 2008	2,249,480	$19.61	4.57	$925

Exercisable at May 3, 2008	1,621,448	$20.02	4.06	$900

The weighted-average grant-date fair value of options granted during the first quarters of fiscal 2008 and 2007 was $4.54 and $7.18 per share, respectively. The total intrinsic value of options exercised during the first quarters of fiscal 2008 and 2007 was $0.3 million and $0.4 million, respectively.
A summary of the status of our non-vested share awards during the first quarter of fiscal 2008 is presented below:

		Weighted-
		Average Grant-
Non-vested Shares	Shares	Date Fair Value
Outstanding at February 2, 2008	769,075	$19.01
Granted	276,120	13.19
Vested	(58,690)	21.00
Forfeited	(169,018)	19.16

Outstanding at May 3, 2008	817,487	$16.86

As of May 3, 2008, we had approximately $16 million of compensation cost related to non-vested stock option and non-vested share awards, net of estimated forfeitures, not yet recognized. This compensation expense is expected to be recognized over a weighted average period of approximately 2.9 years.
7. NET LOSS PER SHARE, BASIC AND DILUTED
We report earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For purposes of calculating diluted earnings per share, incremental shares were excluded for all periods presented as their effect would have been anti-dilutive.
Options to purchase 2,503,682 and 1,958,122 shares of common stock in the first quarter of fiscal 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested share is greater than the market price of our common stock.
8. OTHER CURRENT ASSETS
As of the dates presented, other current assets consisted of the following:

	May 3,	February 2,
	2008	2008
Income taxes receivable	$48,161	$5,200
Prepaid expenses	23,799	25,228
Deferred income taxes	9,547	12,179
Non-trade accounts receivable	6,301	10,211

Total other current assets	$87,808	$52,818

9. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following:

	May 3,	February 2,
	2008	2008
Accrued compensation and benefits	$11,393	$21,619
Accrued gift cards	11,184	15,493
Accrued lease terminations	7,290	3,958
Accrued capital expenditures	6,575	7,444
Sales taxes payable	4,136	3,024
Other	30,242	19,569

Total other current liabilities	$70,820	$71,107

10. CREDIT FACILITY
On April 29, 2008, we entered into a new, asset-backed credit agreement with a syndicate of lenders (the “New Credit Facility”) which expires April 29, 2013. The New Credit Facility provides for a secured revolving line of credit of up to $150 million, which can be increased to up to $225 million subject to lender approval. Extensions of credit under the New Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The New Credit Facility is available for direct borrowing and, subject to borrowing base availability, up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The New Credit Facility is secured by our cash, cash equivalents, deposit accounts, securities accounts, credit card receivables, and inventory. Direct borrowings under the Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 4.0% at May 3, 2008) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. We had no direct borrowings outstanding under the Credit Facility at May 3, 2008.
The New Credit Facility replaces a $200 million unsecured credit agreement, dated as of September 14, 2005, by and between us and a syndicate of lenders (the “Prior Credit Facility”). The Prior Credit Facility, which was scheduled to mature on September 14, 2010, was terminated concurrently with the execution of the New Credit Facility.
11. COMMITMENTS AND CONTINGENCIES
Litigation — We are involved from time to time in litigation incidental to our business. In connection with the recent closure of our demo stores, landlords have, in some instances, threatened or initiated actions alleging breach of the underlying store leases and seeking to recover remaining lease payments for the duration of the underlying leases. We are undertaking to reach agreements with landlords of the closed demo stores to address our underlying lease obligations. We believe that the outcome of current and threatened litigation, including litigation relating to the demo store closures, will not likely have a material adverse effect on our results of operations or financial condition.
Letters of Credit — We have issued guarantees in the form of commercial letters of credit, of which there were approximately $22 million outstanding at May 3, 2008, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

12. COMMON STOCK REPURCHASE AND RETIREMENT
We entered fiscal 2008 with approximately $51 million available under our stock repurchase plan, which was authorized and announced at $100 million by the Board of Directors in May 2006. The repurchase authorization does not expire until all authorized funds have been expended. In accordance with California law, all repurchased shares are immediately retired. During fiscal 2008, we have repurchased shares under this plan as follows:

					Maximum
					Value of
			# of Shares		Shares that
			Purchased		May Yet be
		Average	as Part of	Value of	Purchased
		Price	Publicly	Shares	Under the
	# of Shares	Paid Per	Announced	Purchased	Plan
Period	Purchased	Share	Plan	($000s)	($000s)
					$50,508
April 2008	799,010	$12.83	799,010	$10,248	$40,260
May 2008	1,280,000	9.26	1,280,000	11,853	$28,407

Total	2,079,010	$10.63	2,079,010	$22,101

13. FAIR VALUE MEASUREMENTS
Effective February 3, 2008, we adopted SFAS 157 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies under other accounting pronouncements that require or permit fair value measurements.
SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
As of May 3, 2008, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included cash equivalents and deferred compensation assets and liabilities associated with our Executive Deferred Compensation Plan (the “Executive Plan”). Our investments associated with cash equivalents consist of money market funds for which market prices are readily available. Our Executive Plan covers Company officers and is funded by participant contributions and periodic Company discretionary contributions. The investments held by us are included in other assets and are intended to cover the vested participant balances in the Executive Plan. These deferred compensation asset investments are classified as trading securities and are stated at fair market value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Fair value is determined by the most recent publicly quoted market price of the securities at the balance sheet date. Vested participant balances are included in other long-term liabilities.

The following table represents our fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of May 3, 2008:

	Fair Value Measurements at May 3, 2008
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$39,175	$39,175	—	—
Deferred compensation assets	7,318	7,318	—	—

Total Assets	$46,493	$46,493	—	—

Liabilities:
Deferred compensation liabilities	$4,915	$4,915	—	—

Total Liabilities	$4,915	$4,915	—	—

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS
The following management’s discussion and analysis of financial condition and results of consolidated operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:
•	forecasts of future store closures, including planned fiscal 2008 closures

•	estimates of remaining lease termination charges associated with the recent closure of demo stores

•	the sufficiency of working capital and operating cash flows to meet our operating and capital expenditure requirements

•	expectations regarding our capital expenditure plans for fiscal 2008

•	the outcome of litigation matters

•	expectations regarding future increases in CAM expenses
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
Executive Overview
We consider the following items to be key performance indicators in evaluating our performance:
Comparable (or “same store”) sales — Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of our current performance. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses, and other costs that are somewhat fixed. Positive same store sales results generate greater operating leverage of expenses while negative same store sales results negatively impact operating leverage. Same store sales results also have a direct impact on our total net sales, cash, and working capital.
Net merchandise margins — We analyze the components of net merchandise margins, specifically initial markups and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations.

Operating margin — We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. For a discussion of the changes in the components comprising operating margins during fiscal 2008 and 2007, see “Results of Operations” in this section.
Store sales trends — We evaluate store sales trends in assessing the operational performance of our store expansion strategies. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store for fiscal 2007 were $1.3 million. Average net sales per square foot for fiscal 2007 were approximately $350.
Cash flow and liquidity (working capital) — We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Cash flows from operations for fiscal 2007 were $116 million. As a result of lease termination payments associated with the discontinued demo concept, losses from continuing operations, and potential share repurchases during the second quarter of fiscal 2008, we anticipate having short-term borrowings outstanding under our credit facility at the end of the second quarter of fiscal 2008. We expect to repay these temporary borrowings during the third quarter from cash flows from operations.
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
Determination of Stock-Based Compensation Expense — Stock-based compensation expense is determined according to the fair value recognition provisions of SFAS 123(R), “Share Based Payment,” using the modified prospective transition method. Under this method, we recognize compensation expense for all stock-based compensation awards granted after January 28, 2006 and prior to, but not yet vested as of, January 28, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vesting method over the requisite service period of the award.
Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. We use the Black-Scholes option-pricing model to determine compensation expense. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See “Stock-Based Compensation” within Note 6 to the condensed consolidated financial statements for a further discussion on stock-based compensation.
Store Operating Lease Accounting — Rent expense from store operating leases represents one of the largest expenses incurred in operating our stores. We account for store rent expense in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under our store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and exclusive of any lease renewal options. Pre-opening rent is expensed in accordance with FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” We account for landlord allowances received in connection with store operating leases in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability, which is then amortized as a credit to rent expense over the related store’s lease term.
Evaluation of Long-Lived Assets — In the normal course of business, we acquire tangible and intangible assets. We periodically evaluate the recoverability of the carrying amount of our long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset or asset group are less than its carrying amount. The amount of impairment loss recognized is equal to the difference between the carrying value and the estimated fair value of the asset, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates our weighted average cost of capital. Impairments are recognized in operating earnings. We use our best judgment based on the most current facts and circumstances surrounding our business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on our assessment of recoverability. Numerous factors, including changes in our business, industry segment, and the global economy, could significantly impact our decision to retain, dispose of, or idle certain of our long-lived assets.
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
Evaluation of Litigation Matters — We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not likely have a material adverse effect on our results of operations or financial condition and, from time to time, we may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on our operating results.
Results of Operations
The following table sets forth selected income statement data from continuing operations expressed as a percentage of net sales for the periods indicated. The table and discussion that follows excludes the operations of our demo concept which was discontinued during the first quarter of fiscal 2008 and our One Thousand Steps concept which was discontinued during fiscal 2007. The discussion that follows should be read in conjunction with the following table:

	First Quarter Ended
	May 3,	May 5,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	71.7	72.0

Gross margin	28.3	28.0
Selling, general and administrative expenses	35.9	28.6

Operating loss from continuing operations	(7.6)	(0.6)
Interest income, net	0.3	0.4

Loss from continuing operations before income taxes	(7.3)	(0.2)
Income tax benefit	(2.8)	(0.1)

Net loss from continuing operations	(4.5)%	(0.1)%

The following table sets forth the number of stores and total square footage as of the dates indicated for PacSun and PacSun Outlet only:

	May 3, 2008	May 5, 2007
PacSun stores	820	845
Outlet stores	122	117

Total stores	942	963

Square footage (in 000’s)	3,596	3,650
During the first quarter of fiscal 2008, we closed our remaining 153 demo stores which comprised a total of approximately 438,000 square feet. During fiscal 2007, we closed 74 demo stores and all nine of our One Thousand Steps stores.

The first quarter (thirteen weeks) ended May 3, 2008 as compared to the first quarter (thirteen weeks) ended May 5, 2007
Net Sales
Net sales decreased to $267 million for the first quarter of fiscal 2008 from $268 million for the first quarter of fiscal 2007. The components of this $1 million decrease in net sales are as follows:

$millions	Attributable to
$8	Other non-comparable sales (net sales from expanded or relocated stores not yet included in the comparable store base and internet net sales).

(7)	15 closed stores in fiscal 2008 and 25 closed stores in fiscal 2007.

(2)	(1.0%) decrease in comparable store net sales in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

$(1)	Total
In percentage terms, the average sale transaction in a comparable store was down low-single digits, driven by a low-single digit decrease in average unit retail prices, partially offset by a low-single digit increase in average units per transaction. Total transactions in a comparable store were down low-single digits.
Within PacSun and PacSun Outlet, comparable store net sales of juniors’ and young mens’ merchandise were up 23% and 5%, respectively. Juniors’ comparable store net sales results were characterized by strength in Bullhead denim, tops and dresses. Young mens’ comparable store net sales results were characterized by strength in tee shirts and Bullhead denim. Shorts and swim were weak for both juniors and young mens in the first quarter of fiscal 2008.
Gross Margin
Gross margin, including buying, distribution and occupancy costs, was $75 million for both of the first quarters of fiscal 2008 and fiscal 2007. As a percentage of net sales, gross margin was 28.3% for the first quarter of fiscal 2008 compared to 28.0% for the first quarter of fiscal 2007. The components of this 0.3% increase in gross margin as a percentage of net sales were as follows:

%	Attributable to
2.5	Improvement in merchandise margin due to reduced markdowns and improved initial markups associated with our increased emphasis on apparel and disciplined inventory management.

(1.3)	Deleverage of occupancy costs as a result of the negative one percent same-store sales result for the first quarter of fiscal 2008.

(0.5)	Deleverage of distribution expenses primarily due to $1.2 million in transition costs associated with the consolidation of our distribution activities within our Olathe, Kansas distribution center.

(0.4)	Deleverage of buying costs as a result of the negative one percent same-store sales result for the first quarter of fiscal 2008.

0.3	Total

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $96 million for the first quarter of fiscal 2008, up from $77 million for the first quarter of fiscal 2007, an increase of $19 million, or 25%. These expenses increased to 35.9% as a percentage of net sales in the first quarter of fiscal 2008 from 28.6% in the first quarter of fiscal 2007. The components of this 7.3% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
3.2	$9 million increase in asset impairment charges primarily due to an impairment charge associated with the materials handling equipment in our closed Anaheim distribution center.

1.1	$3 million increase in G&A payroll expense primarily due to the carryover impact of prior year hires and inclusive of $0.3 million in severance charges.

0.9	$2 million increase in depreciation expense, primarily due to the impact of accelerated depreciation associated with store closures and store relocations.

0.6	$2 million increase in legal and related dispute settlement expenses.

0.5	$1 million increase in store payroll primarily due to the impact of minimum wage increases enacted during fiscal 2007.

1.0	$2 million net increase in all other selling, general and administrative expenses.

7.3	Total
Net Interest Income
Net interest income was approximately $0.8 million for the first quarter of fiscal 2008 compared to approximately $1.0 million for the first quarter of fiscal 2007. The slight decrease in fiscal 2008 was primarily the result of lower average cash balances in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 due to payments of demo lease terminations, stock repurchases, and higher net losses from continuing operations.
Income Tax Benefit
We recognized an income tax benefit of $8 million for the first quarter of fiscal 2008 compared to $0.2 million for the first quarter of fiscal 2007. The effective income tax rate was 38.9% in the first quarter of fiscal 2008 versus 37.2% in the first quarter of fiscal 2007. The increase in the effective income tax rate in fiscal 2008 was primarily attributable to the tax impact of non-recurring life insurance benefits and other state income tax credits generated in fiscal 2007. Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. Our primary capital requirements have been for the construction of newly opened, remodeled, expanded or relocated stores, the financing of inventories and, in the past, construction of corporate facilities. As a result of lease termination payments associated with the discontinued demo concept, losses from continuing operations, and potential share repurchases during the second quarter of fiscal 2008, we anticipate having short-term borrowings outstanding under our credit facility at the end of the second quarter of fiscal 2008. We expect to repay these temporary borrowings during the remainder of fiscal 2008 from cash flows from operations. We believe that our working capital, cash flows from operations and available credit will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.

Operating Cash Flows
Net cash used in operating activities was $24 million for the first quarter of fiscal 2008 compared to $9 million for the first quarter of fiscal 2007. The $15 million increase in cash used in operating activities in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was largely attributable to the impact of the discontinued demo concept (see Note 4 to the condensed consolidated financial statements). Additional details regarding the increase in cash used in operating activities were as follows:

$millions	Attributable to
$(32)	Higher net loss due to the discontinued demo concept and losses from continuing operations.

(32)	Decrease in cash flows related to other current assets, primarily due to increased income tax receivables attributable to the discontinued demo concept and losses from continuing operations.

(10)	Decrease in cash flows from deferred lease incentives primarily due to repayments of unamortized lease incentive balances to landlords in conjunction with lease terminations associated with our discontinued demo concept.

17	Increase in cash flows related to other assets, primarily due to a decrease in deferred tax assets associated with the discontinued demo concept.

17	Increase in cash flows from other current liabilities due to lower cash disbursements for income taxes and increased demo lease termination accruals in the first quarter of fiscal 2008.

16	Increase in cash flows from accounts payable, net of inventory, due to timing of payments and reductions in overall inventory levels versus the first quarter of last year.

9	Increase in cash flows due to non-cash impairment charges primarily associated with the materials handling equipment in our closed Anaheim distribution center.

$(15)	Total
Working Capital
Working capital at May 3, 2008 was $154 million compared to $187 million at February 2, 2008, a decrease of $33 million. The changes in working capital were as follows:

$millions	Description
$187	Working capital at February 2, 2008

(55)	Decrease in cash and cash equivalents, primarily due to the payment of demo lease terminations, stock repurchases and the net loss incurred in the first quarter of fiscal 2008, among other items (see cash flow statement).

(13)	Increase in accounts payable, net of inventories, due to timing of payments and reduced inventory levels primarily due to the closing of the demo concept.

(8)	Net increase in working capital attributable to all other current assets and liabilities.

43	Increase in income taxes receivable due to the net losses sustained by us as a result of discontinuing the demo concept and higher net losses from continuing operations during the first quarter of fiscal 2008.

$154	Working capital at May 3, 2008
Investing Cash Flows
Net cash used in investing activities in the first quarter of fiscal 2008 was $21 million compared to $20 million for the first quarter of fiscal 2007, an increase in cash used of $1 million. Investing cash flows for the first quarter of fiscal 2008 were comprised of capital expenditures of $21 million. In the first quarter of fiscal 2007, capital expenditures were $32 million, partially offset by $12 million in net maturities of marketable securities. We expect total capital expenditures for fiscal 2008 to be approximately $90 million.

Financing Cash Flows
Net cash used in financing activities in the first quarter of fiscal 2008 was $9 million compared to cash provided of $0.6 million in the first quarter of fiscal 2007. In the first quarter of fiscal 2008, we repurchased and retired common stock in the amount of approximately $10 million, partially offset by approximately $1 million in proceeds received from employee exercises of stock options. Substantially all of the cash provided in the first quarter of fiscal 2007 came from employee exercises of stock options.
Credit Facility
On April 29, 2008, we entered into a new, asset-backed credit agreement with a syndicate of lenders (the “New Credit Facility”) which expires April 29, 2013. The New Credit Facility provides for a secured revolving line of credit of up to $150 million, which can be increased to up to $225 million subject to lender approval. Extensions of credit under the New Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The New Credit Facility is available for direct borrowing and, subject to borrowing base availability, up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The New Credit Facility is secured by our cash, cash equivalents, deposit accounts, securities accounts, credit card receivables, and inventory. Direct borrowings under the Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 4.0% at May 3, 2008) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. We had no direct borrowings outstanding under the Credit Facility at May 3, 2008.
The New Credit Facility replaces a $200 million unsecured credit agreement, dated as of September 14, 2005, by and between the Company and a syndicate of lenders (the “Prior Credit Facility”). The Prior Credit Facility, which was scheduled to mature on September 14, 2010, was terminated concurrently with the execution of the New Credit Facility.
We believe that our working capital, cash flows from operations and available credit will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At May 3, 2008, our future financial commitments under all existing contractual obligations related to our PacSun and PacSun Outlet businesses were as follows:

	Payments Due by Period (in $millions)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating lease obligations	$549	$95	$175	$130	$149
Capital lease obligations	<0.1	<0.1	—	—	—
FIN 48 obligations including interest and penalties	2	—	2	—	—
Letters of credit	22	22	—	—	—
Total	$573	$117	$177	$130	$149
In addition to the commitments in the table above, minimum future rental commitments under demo operating leases that have not yet been terminated were $16 million as of May 3, 2008. In lieu of paying these rental commitments, we currently expect to make cash payments of approximately $7 million during fiscal 2008 to terminate the remaining demo store leases. The actual amount and timing of payments to be made by us in connection with the closing of the demo stores may be different than the estimated amounts as we cannot predict with certainty the actual costs or timing of terminating the leases. Actual lease termination charges could differ materially from our estimates and could adversely affect results of operations for any or all fiscal quarters during fiscal 2008.
We expect a significant number of store operating leases (50-100 per year) to reach the end of their original lease term in each of the next 5 years. These leases will need to be renewed, extended or allowed to expire. As a result, actual future rental commitments may be significantly higher than that shown in the table above due to newly adjusted lease rates for renewals or extensions that are more expensive than current lease rates on expiring leases.
The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total PacSun and PacSun Outlet store rental expenses, including CAM, were $158 million for fiscal 2007. We expect total CAM expenses to continue to increase as the number of stores increases from year to year or as long-term leases come up for renewal at current market rates in excess of original lease terms.
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
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed 25 PacSun stores in fiscal 2007 and currently anticipate closing approximately 35-40 PacSun stores in fiscal 2008.
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
New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements for the quarter ended May 3, 2008, which note is incorporated herein by this reference.

Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past. There can be no assurance that our business will not be affected by inflation in the future.
Seasonality and Quarterly Results
Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, excluding sales generated by new and relocated/expanded stores, approximately 44% of our net sales have occurred in the first half of the fiscal year and approximately 56% have occurred in the second half, with the Christmas and back-to-school selling periods together accounting for approximately 30% of our annual net sales and a higher percentage of our operating income. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; calendar shifts that impact holiday and back to school selling periods; weather conditions; and general economic conditions.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and our intention and ability to hold those investments until maturity, the risk of material market value fluctuations is not expected to be significant.
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At May 3, 2008, there were no borrowings outstanding under our credit facility and we did not borrow under the credit facility at any time during fiscal 2008 or 2007. Based on the interest rate of 4.0% on our credit facility at May 3, 2008, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $2 thousand per year. We are not a party with respect to derivative financial instruments.
ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the periodic reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 3, 2008.
During the quarter ended May 3, 2008, the following change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) was made that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
On February 3, 2008, we implemented a series of Lawson financial modules, which include a new general ledger and chart of accounts, accounts payable and procurement system, fixed asset management system, and new financial reporting capabilities. The implementation of these modules resulted in changes to our financial reporting controls and procedures, with such changes being identified during the design and implementation of the modules. As appropriate, we have modified or are modifying the design and documentation of internal control processes and procedures relating to the new system to supplement and complement existing internal control over financial reporting. The system changes were undertaken to streamline existing manual processes, integrate systems, consolidate information and provide improved internal reporting, and were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
For information on legal proceedings, see “Litigation” within Note 11 to the condensed consolidated financial statements for the quarter ended May 3, 2008, which is incorporated by reference in response to this Item 1.
Item 1A — Risk Factors
We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended February 2, 2008. We do not believe any of the updates constitute material changes from the risk factors previously disclosed in that report. For convenience, our risk factors, as updated, are included below in this Item 1A.
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
Our failure to identify and respond appropriately to changing consumer preferences and fashion trends in a timely manner could have a material adverse impact on our business and profitability. Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise at competitive prices and in adequate quantities that satisfies customer demand in a timely manner. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on our same store sales results, gross margins, operating margins, financial condition and results of operations. Misjudgments or unanticipated fashion changes could also have a material adverse effect on our image with our customers. Some of our vendors have limited resources, production capacities and operating histories and some have intentionally limited the distribution of their merchandise. The inability or unwillingness on the part of key vendors to expand their operations to keep pace with the anticipated growth of our store concepts, or the loss of one or more key vendors or proprietary brand sources for any reason, could have a material adverse effect on our business.
We have stated our intention to place a greater emphasis on apparel, juniors merchandise, and the proprietary brand penetration within the juniors category in our merchandising assortments than we have in the past, which may not be successful in improving our store productivity or profitability. Our goal is to improve the productivity of our stores in terms of sales per square foot and the profitability of our business as a whole by placing a greater emphasis on apparel, juniors merchandise, and the proprietary brand penetration within the juniors category in our merchandising assortments than we have in the past. It is uncertain that this shift in merchandising strategy will result in higher sales per square foot in our stores or improved operating margins for our business as a whole. The failure of these strategies to improve sales per square foot and profitability could have a material adverse impact on our business, financial condition, results of operations and stock price.
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
Any deterioration in consumer spending due to macro-economic issues that are beyond our control can have a material adverse impact on our results of operations, liquidity and stock price. Recently, the macro-economic environment has been highly volatile due to negative news regarding a variety of factors, including but not limited to, the deterioration of the housing market, lack of credit availability, rising fuel prices, inflation fears, and significant stock market volatility. Any or all of these factors, as well as other unforeseen factors, could have a significant negative impact on consumer spending, including specialty retail, at any time. Any significant or prolonged decrease in consumer spending could have a material adverse impact on our results of operations, liquidity, financial condition and stock price.
We face significant competition from both vertically-integrated and brand-based competitors that are growing rapidly, which could have a material adverse effect on our business. The retail apparel business is highly competitive. All of our stores compete on a national level with a diverse group of retailers, including vertically-integrated and brand-based national, regional and local specialty retail stores, and certain leading department stores and off-price retailers that offer the same or similar brands and styles of merchandise as we do. Many of our competitors are larger and have significantly greater resources than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.
Our customers may not prefer our proprietary brand merchandise, which may negatively impact our profitability. For our PacSun and PacSun Outlet stores, sales from proprietary brand merchandise accounted for approximately 30% of net sales in fiscal 2007. There can be no assurance that we will be able to achieve increases in proprietary brand merchandise sales as a percentage of net sales. Because our proprietary brand merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise changes significantly (up or down), may have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations.
Our current or prospective vendors may be unable or unwilling to supply us with adequate quantities of their merchandise in a timely manner or at acceptable prices, which could have a material adverse impact on our business. The success of our business is dependent upon developing and maintaining good relationships with our vendors. We work very closely with our vendors to develop and acquire appropriate merchandise at acceptable prices for our stores. We do not, however, have any contractual relationships with our vendors. In addition, some of our vendors are relatively unsophisticated or underdeveloped and may have difficulty in providing adequate quantities or quality of merchandise to us in a timely manner. Also, certain of our vendors sell their merchandise directly to retail customers in direct competition with us. Our vendors could discontinue their relationship with us or raise prices on their merchandise at any time. There can be no assurance that we will be able to acquire sufficient quantities of quality merchandise at acceptable prices in a timely manner in the future. Any inability to do so, or the loss of one or more of our key vendors, could have a material adverse impact on our business, results of operations and financial condition.
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
Our dependence on a single distribution facility exposes us to significant operational risks. All of our current distribution functions reside within a single facility in Olathe, Kansas. Any significant interruption in the operation of our distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our distribution center will be adequate to support our future growth.
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
The effects of terrorism or war could significantly impact consumer spending and our operational performance. The majority of our stores are located in regional shopping malls. Any threat or actual act of terrorism, particularly in public areas, could lead to lower customer traffic in regional shopping malls. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales. Additionally, war or the threat of war could significantly diminish consumer spending, resulting in decreased sales. Decreased sales would have a material adverse effect on our business, financial condition and results of operations.
Our stock price can fluctuate significantly due to a variety of factors, which can negatively impact our total market value. The market price of our common stock has fluctuated substantially and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning us or our competitors, net sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates made by management or analysts, or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets have experienced extreme price and volume volatility in the past. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
For information on common stock repurchases, see Note 12 to the condensed consolidated financial statements for the quarter ended May 3, 2008, which is incorporated by reference in this Item 2.
Item 3 — Defaults upon Senior Securities
None.
Item 4 — Submission of Matters to a Vote of Security Holders
a) The 2008 Annual Meeting of Shareholders of the Company was held on May 28, 2008.
b) At the 2008 Annual Meeting, George R. Mrkonic was elected as a Class I Director of the Company for a one-year term ending in 2009. Sally Frame Kasaks, Thomas M. Murnane, Grace Nichols and Peter Starrett were elected as Class II Directors of the Company for a two-year term ending in 2010. Additionally, Pearson C. Cummin III, Michael Goldstein and Julius Jensen III continued in office after the meeting.
c) In addition, the shareholders voted on and ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2009.
Voting at the 2008 Annual Meeting for the election of directors is set forth below.

	DIRECTOR	VOTES	VOTES
DIRECTOR NAME	CLASS	CAST FOR	WITHHELD
George R. Mrkonic	I	65,298,012	1,957,060
Sally Frame Kasaks	II	64,873,083	2,381,989
Thomas M. Murnane	II	59,932,690	7,322,382
Grace Nichols	II	65,186,355	2,068,717
Peter Starrett	II	63,059,016	4,196,056
With respect to the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending January 31, 2009, 64,102,157 votes were cast for approval, 3,080,342 votes were cast against approval, 72,573 votes abstained and there were no broker non-votes.
Item 5 — Other Information
None.

Item 6 — Exhibits

Exhibit 3.1	Third Amended and Restated Articles of Incorporation of the Company (1)

Exhibit 3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company (2)

Exhibit 3.3	Third Amended and Restated Bylaws of the Company, as amended (3)

Exhibit 10.1	Amendment No. 5 to Credit Agreement, dated as of February 1, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders (4)

Exhibit 10.2	Credit Agreement, dated as of April 29, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, BB&T Company, U.S. Bank National Association and Wells Fargo Foothill, Inc., as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers, and a syndicate of other lenders (5)

Exhibit 10.3	Security Agreement, dated as of April 29, 2008, by the Company, Pacific Sunwear Stores Corp., Miraloma Corp., and certain future subsidiaries of the Company, and JPMorgan Chase Bank, N.A., as Administrative Agent (5)

Exhibit 31	Written statements of Sally Frame Kasaks and Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Written statement of Sally Frame Kasaks and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Note Reference:

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 31, 2004

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 24, 1998

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on December 3, 2007

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 7, 2008

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2008

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Registrant)

Date: June 4, 2008	/s/ SALLY FRAME KASAKS Sally Frame Kasaks
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 4, 2008	/s/ MICHAEL L. HENRY

Michael L. Henry
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	Third Amended and Restated Articles of Incorporation of the Company (1)

Exhibit 3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company (2)

Exhibit 3.3	Third Amended and Restated Bylaws of the Company, as amended (3)

Exhibit 10.1	Amendment No. 5 to Credit Agreement, dated as of February 1, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders (4)

Exhibit 10.2	Credit Agreement, dated as of April 29, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, BB&T Company, U.S. Bank National Association and Wells Fargo Foothill, Inc., as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers, and a syndicate of other lenders (5)

Exhibit 10.3	Security Agreement, dated as of April 29, 2008, by the Company, Pacific Sunwear Stores Corp., Miraloma Corp., and certain future subsidiaries of the Company, and JPMorgan Chase Bank, N.A., as Administrative Agent (5)

Exhibit 31	Written statements of Sally Frame Kasaks and Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Written statement of Sally Frame Kasaks and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Note Reference:

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 31, 2004

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 24, 1998

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on December 3, 2007

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 7, 2008

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2008