Form 10-Q
period 2008-08-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2008-08-29
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 2, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21296
PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

California	95-3759463
(State of incorporation)	(I.R.S. Employer Identification No.)
3450 East Miraloma Avenue, Anaheim, CA 92806
(Address of principal executive offices and zip code)
(714) 414-4000
(Registrant’s telephone number)
•	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not Check if a Smaller Reporting Company
•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 26, 2008, the registrant had 65,706,956 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended August 2, 2008

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share amounts)

	August 2, 2008	February 2, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,560	$97,587
Merchandise inventories	229,738	170,182
Other current assets	83,288	52,818

Total current assets	314,586	320,587

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	695,063	688,241
Less accumulated depreciation and amortization	(322,018)	(311,998)

Total property and equipment, net	373,045	376,243

Other Assets	39,323	55,313

TOTAL ASSETS	$726,954	$752,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$131,990	$62,349
Short-term borrowings	10,780	—
Other current liabilities	68,843	71,107

Total current liabilities	211,613	133,456

Deferred lease incentives	57,835	74,012
Deferred rent	23,824	27,669
Other long-term liabilities	34,487	33,661

Total liabilities	327,759	268,798

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 64,954,322 and 70,026,510 shares issued and outstanding, respectively	650	700
Additional paid-in capital	—	16,761
Retained earnings	398,545	465,884

Total shareholders’ equity	399,195	483,345

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$726,954	$752,143

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(unaudited, in thousands except share and per share amounts)

	For the Second Quarter Ended		For the First Half Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$312,726	$311,775	$579,592	$579,881

Cost of goods sold, including buying, distribution and occupancy costs	217,468	209,929	408,869	402,837

Gross margin	95,258	101,846	170,723	177,044

Selling, general and administrative expenses	90,173	86,933	185,985	163,638

Operating income (loss) from continuing operations	5,085	14,913	(15,262)	13,406

Interest income, net	11	541	769	1,510

Income (loss) from continuing operations before income taxes	5,096	15,454	(14,493)	14,916

Income tax expense (benefit)	1,388	6,196	(6,232)	5,996

Income (loss) from continuing operations	3,708	9,258	(8,261)	8,920

Loss from discontinued operations, net of tax effects	(912)	(19,760)	(26,045)	(24,480)

Net income (loss)	$2,796	$(10,502)	$(34,306)	$(15,560)

Comprehensive income (loss)	$2,796	$(10,502)	$(34,306)	$(15,560)

Income (loss) from continuing operations per share:
Basic	$0.06	$0.13	$(0.12)	$0.13

Diluted	$0.06	$0.13	$(0.12)	$0.13

Net income (loss) per share:
Basic	$0.04	$(0.15)	$(0.50)	$(0.22)

Diluted	$0.04	$(0.15)	$(0.50)	$(0.22)

Weighted average shares outstanding:
Basic	66,664,245	69,692,827	68,290,024	69,635,543

Diluted	66,704,159	70,064,804	68,290,024	69,986,773
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	First Half Ended
	Aug. 2, 2008	Aug. 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,306)	$(15,560)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	40,685	38,027
Asset impairment	11,705	9,934
Loss on disposal of property and equipment	1,649	2,263
Non-cash stock based compensation	2,463	3,023
Tax (deficiencies) benefits related to stock-based compensation	(968)	369
Excess tax benefits related to stock-based compensation	—	(344)
Change in operating assets and liabilities:
Merchandise inventories	(59,556)	(50,871)
Other current assets	(30,470)	(10,699)
Other assets	15,990	(2,996)
Accounts payable	69,641	47,539
Other current liabilities	(4,296)	5,799
Deferred lease incentives	(16,177)	(8,088)
Deferred rent	(3,845)	(1,461)
Other long-term liabilities	818	2,538

Net cash (used in)/provided by operating activities	(6,667)	19,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48,836)	(63,175)
Purchases of available-for-sale marketable securities	—	(122,400)
Sales of available-for-sale marketable securities	—	137,900
Purchases of held-to-maturity marketable securities	—	(23,300)

Net cash used in investing activities	(48,836)	(70,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(52,911)	—
Borrowings under credit facility	43,099	—
Principal payments under credit facility	(32,319)	—
Proceeds from exercise of stock options	1,614	1,896
Principal payments under capital lease obligations	(7)	(41)
Borrowing under long-term financing obligation	—	23,300
Excess tax benefits related to stock-based compensation	—	344

Net cash (used in)/provided by financing activities	(40,524)	25,499

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(96,027)	(26,003)
CASH AND CASH EQUIVALENTS, beginning of period	97,587	52,267

CASH AND CASH EQUIVALENTS, end of period	$1,560	$26,264

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$4
Cash paid for income taxes	$311	$11,167
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase in non-cash property and equipment accruals	$1,985	$760
Capital lease transaction for property and equipment	$20	$3
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended August 2, 2008
(unaudited, all amounts in thousands except share and per share amounts unless otherwise indicated)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) is a leading lifestyle specialty retailer rooted in the youth culture and fashion vibe of Southern California. We sell casual apparel with a limited selection of accessories and footwear designed to meet the needs of teens and young adults. We operate a nationwide, primarily mall-based chain of retail stores, under the names “Pacific Sunwear” and “Pacific Sunwear Outlet” (as well as “PacSun” and “PacSun Outlet”). In addition, we operate an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for our target customers, and provides information about the Company.
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
In the opinion of management, all adjustments consisting only of normal, recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the first half ended August 2, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009 (“fiscal 2008”). For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended February 2, 2008 (“fiscal 2007”).
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
New Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the

FASB staff has approved a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and asset impairments under SFAS 144. We adopted this statement for financial assets and liabilities effective February 3, 2008. There was no impact from adoption of this standard on our financial position or results of operations. We do not expect adoption of this standard as it pertains to non-financial assets and liabilities to have a material impact on our financial position or results of operations. See Note 13, “Fair Value Measurements.”
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 effective February 3, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires us to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under EITF 95-3 to be recorded as a component of purchase accounting. We will adopt this standard at the beginning of our fiscal year in 2010 for all prospective business acquisitions, if any.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. We will adopt this standard at the beginning of our fiscal year in 2010. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
4. DISCONTINUED OPERATIONS
During the first quarter of fiscal 2008 ended May 3, 2008, we completed inventory liquidation sales and closed our remaining demo stores. During the fourth quarter of fiscal 2007 ended February 2, 2008, we closed our nine-store footwear concept, One Thousand Steps (“OTS”). Accordingly, the operations of the demo and OTS businesses have been removed from continuing operations and are presented as discontinued operations within our condensed consolidated statements of operations and comprehensive operations for all periods presented. The operating results of the discontinued operations are summarized as follows:

	For the Second Quarter		For the First Half
	Ended:		Ended:
	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,
	2008	2007	2008	2007
Net sales	$—	$32,443	$27,051	$84,922
Income (loss) before income tax benefit	312	(33,499)	(40,135)	(41,159)
Income tax expense (benefit)	1,224	(13,739)	(14,090)	(16,679)
Net loss	(912)	(19,760)	(26,045)	(24,480)
Net loss per share, diluted	$(0.02)	$(0.28)	$(0.38)	$(0.35)
At August 2, 2008, estimated lease termination liabilities of approximately $4 million remained in accrued liabilities associated with demo stores for which lease termination negotiations had not yet been finalized or paid. We have completed lease termination negotiations for substantially all of the closed stores. All remaining demo assets have been disposed of or written off.

5. SEGMENT REPORTING
We operate exclusively in the retail apparel industry in which we distribute, design and produce clothing and related products catering to the teen/young adult demographic through primarily mall-based retail stores. In recent years, our operating and reportable segments included the operations of the demo and OTS store concepts. As discussed in Note 4, we are now a “one brand” business (PacSun) having discontinued the demo and OTS businesses. Accordingly, for fiscal 2008, we have identified three operating segments (PacSun, PacSun Outlet, and pacsun.com) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The three operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the three operating segments.
6. STOCK-BASED COMPENSATION
We account for stock-based compensation in accordance with the provisions of SFAS 123(R), “Share-Based Payment.” Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized. The expected terms of options granted are derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of our stock. We record stock-based compensation expense using the graded vesting method over the vesting period, which is generally three to four years. Our stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. For the first half of each of fiscal 2008 and 2007, the fair value of our stock-based compensation awards, which includes stock options, non-vested shares, share appreciation rights and shares purchased under our employee stock purchase plan (“ESPP”), was determined using the following weighted average assumptions:

	First Half
	2008		2007
	Stock Awards	ESPP	Stock Awards	ESPP
Expected Life	4 years	0.5 years	4 years	0.5 years
Stock Volatility	40.3% - 41.4%	45.4%	34.7% - 35.6%	31.9%
Risk-free Interest Rates	2.3% - 3.0%	3.2%	4.5% - 4.9%	5.0%
Expected Dividends	None	None	None	None
Stock-based compensation expense for each of the first half of fiscal 2008 and 2007 was included in costs of goods sold for our buying and distribution employees ($1 million in each period) and in selling, general and administrative expense for all other employees ($1 million in each period).

A summary of stock option activity, including share appreciation rights, under our 2005 Performance Incentive Plan for the first half of fiscal 2008 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options/SARs	Shares	Price	Term (Yrs.)	($000s)
Outstanding at February 2, 2008	2,821,794	$19.96
Granted	484,080	13.19
Exercised	(98,764)	9.55
Forfeited or expired	(391,652)	20.98

Outstanding at May 3, 2008	2,815,458	$19.02	4.92	$958
Granted	75,000	9.49
Exercised	(27,734)	9.29
Forfeited or expired	(281,168)	20.52

Outstanding at August 2, 2008	2,581,556	$18.69	4.93	$57

Vested and expected to vest at August 2, 2008	2,062,392	$19.40	4.62	$57

Exercisable at August 2, 2008	1,479,741	$20.05	4.17	$57

The weighted-average grant-date fair value of options granted during the first half of each of fiscal 2008 and 2007 was $4.39 and $6.83 per share, respectively. The total intrinsic value of options exercised during the first half of fiscal 2008 and 2007 was $0.4 million and $1.3 million, respectively.
A summary of the status of our non-vested share awards during the first half of fiscal 2008 is presented below:

		Weighted-
		Average Grant-
Non-vested Shares	Shares	Date Fair Value
Outstanding at February 2, 2008	769,075	$19.01
Granted	276,120	13.19
Vested	(58,690)	21.00
Forfeited	(169,018)	19.16

Outstanding at May 3, 2008	817,487	$16.86
Granted	21,907	9.49
Vested	(40,225)	20.05
Forfeited	(54,240)	16.66

Outstanding at August 2, 2008	744,929	$16.55

As of August 2, 2008, we had approximately $15 million of compensation cost related to non-vested stock option and non-vested share awards, net of estimated forfeitures, not yet recognized. This compensation expense is expected to be recognized over a weighted average period of approximately 2.9 years.
7. EARNINGS PER SHARE
We report earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock or restricted awards. For purposes of calculating diluted earnings per share, incremental shares were excluded for all periods where there is a net loss or loss from continuing operations presented as their effect would have been anti-dilutive.

The following table summarizes the computation of earnings per share (“EPS”):
Second Quarter Ended:

	August 2, 2008			August 4, 2007
	Income			Income
	(loss) from			(loss) from
	continuing		Per Share	continuing		Per Share
	operations	Shares	Amount	operations	Shares	Amount
Basic EPS:	$3,708	66,664,245	$0.06	$9,258	69,692,827	$0.13

Effect of dilutive equivalents	—	39,914	(0.00)	—	371,977	(0.00)

Diluted EPS:	$3,708	66,704,159	$0.06	$9,258	70,064,804	$0.13

	Net income		Per Share	Net income		Per Share
	(loss)	Shares	Amount	(loss)	Shares	Amount
Basic EPS:	$2,796	66,664,245	$0.04	$(10,502)	69,692,827	$(0.15)

Effect of dilutive equivalents	—	39,914	(0.00)	—	—	(0.00)

Diluted EPS:	$2,796	66,704,159	$0.04	$(10,502)	69,692,287	$(0.15)

First Half Ended:

	August 2, 2008			August 4, 2007
	Income			Income
	(loss) from			(loss) from
	continuing		Per Share	continuing		Per Share
	operations	Shares	Amount	operations	Shares	Amount
Basic EPS:	$(8,261)	68,290,024	$(0.12)	$8,290	69,635,543	$0.13

Effect of dilutive equivalents	—	—	(0.00)	—	351,230	(0.00)

Diluted EPS:	$(8,261)	68,290,024	$(0.12)	$8,290	69,986,773	$0.13

	Net income		Per Share	Net income		Per Share
	(loss)	Shares	Amount	(loss)	Shares	Amount
Basic EPS:	$(34,306)	68,290,024	$(0.50)	$(15,560)	69,635,543	$(0.22)

Effect of dilutive equivalents	—	—	(0.00)	—	—	(0.00)

Diluted EPS:	$(34,306)	68,290,024	$(0.50)	$(15,560)	69,635,543	$(0.22)

Options to purchase 2,653,826 and 1,874,187 shares of common stock in the second quarter of fiscal 2008 and 2007, respectively, and 2,569,068 and 1,890,074 shares of common stock in the first half of fiscal 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested share is greater than the market price of our common stock.
8. OTHER CURRENT ASSETS
As of the dates presented, other current assets consisted of the following:

	August 2,	February 2,
	2008	2008
Income taxes receivable	$45,008	$5,200
Prepaid expenses	23,337	25,228
Deferred income taxes	9,547	12,179
Non-trade accounts receivable	5,396	10,211

Total other current assets	$83,288	$52,818

9. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following:

	August 2,	February 2,
	2008	2008
Accrued compensation and benefits	$14,164	$21,619
Accrued gift cards	9,471	15,493
Accrued lease terminations	3,904	3,958
Accrued capital expenditures	9,429	7,444
Sales taxes payable	4,674	3,024
Other	27,201	19,569

Total other current liabilities	$68,843	$71,107

10. CREDIT FACILITY
On April 29, 2008, we entered into a new, asset-backed credit agreement with a syndicate of lenders (the “New Credit Facility”) which expires April 29, 2013. The New Credit Facility provides for a secured revolving line of credit of up to $150 million, which can be increased to up to $225 million subject to lender approval. Extensions of credit under the New Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The New Credit Facility is available for direct borrowing and, subject to borrowing base availability, up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The New Credit Facility is secured by our cash, cash equivalents, deposit accounts, securities accounts, credit card receivables, and inventory. Direct borrowings under the Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 3.7% at August 2, 2008) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. We had $11 million outstanding under the Credit Facility at August 2, 2008.
The New Credit Facility replaces a $200 million unsecured credit agreement, dated as of September 14, 2005, by and between us and a syndicate of lenders (the “Prior Credit Facility”). The Prior Credit Facility, which was scheduled to mature on September 14, 2010, was terminated concurrently with the execution of the New Credit Facility.
11. COMMITMENTS AND CONTINGENCIES
Litigation – We are involved from time to time in litigation incidental to our business. In connection with the recent closure of our demo stores, landlords have, in some instances, threatened or initiated actions alleging breach of the underlying store leases and seeking to recover remaining lease payments for the duration of the underlying leases. We have completed lease termination negotiations for substantially all of the closed demo stores to address our underlying lease obligations. We believe that the outcome of current and threatened litigation, including litigation relating to the demo store closures, will not likely have a material adverse effect on our results of operations or financial condition.
Letters of Credit – We have issued guarantees in the form of commercial letters of credit, of which there were approximately $38 million outstanding at August 2, 2008, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

12. COMMON STOCK REPURCHASE AND RETIREMENT
During fiscal 2008, we have repurchased shares as follows:

					Maximum
					Value of
			# of Shares		Shares that
			Purchased		May Yet be
		Average	as Part of	Value of	Purchased
		Price	Publicly	Shares	Under the
	# of Shares	Paid Per	Announced	Purchased	Plan
Period	Purchased	Share	Plan	($000s)	($000s)
					$50,508
April 2008	799,010	$12.83	799,010	$10,248	$40,260
May 2008	1,280,000	9.26	1,280,000	11,853	$28,407
June 2008(1)	2,944,900	9.64	2,944,900	28,384	$23
July 2008 (2)	323,634	7.50	323,634	2,427	$47,597

Total	5,347,544	$9.89	5,347,544	$52,912

(1)	In June 2008, we completed the remainder of our $100 million stock repurchase program announced in May 2006, having repurchased 5,023,910 shares at an average price of $10.05 per share, for approximately $51 million. This repurchase authorization expired when the funds were fully expended.

(2)	As announced in July 2008, the Board of Directors has authorized us to repurchase up to $50 million of our common stock. This repurchase authorization does not expire until all authorized funds have been expended.
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
As of August 2, 2008, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis.  These included cash equivalents and deferred compensation assets and liabilities associated with our Executive Deferred Compensation Plan (the “Executive Plan”). Our investments associated with cash equivalents consist of money market funds for which market prices are readily available. Our Executive Plan covers Company officers and is funded by participant contributions and periodic Company discretionary contributions. The investments held by us are included in other assets and are intended to cover the vested participant balances in the Executive Plan. These deferred compensation asset investments are classified as trading securities and are stated at fair market value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Fair value is determined by the most recent publicly quoted market price of the securities at the balance sheet date. Vested participant balances are included in other long-term liabilities.

The following table represents our fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of August 2, 2008:

	Fair Value Measurements at August 2, 2008
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$—	$—	—	—
Deferred compensation assets	7,051	7,051	—	—

Total Assets	$7,051	$7,051	—	—

Liabilities:
Deferred compensation liabilities	$4,280	$4,280	—	—

Total Liabilities	$4,280	$4,280	—	—

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
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:
•	forecasts of future store closures, including planned fiscal 2008 closures

•	the sufficiency of working capital, operating cash flows and available credit to meet our operating and capital expenditure requirements

•	expectations regarding our capital expenditure plans for fiscal 2008

•	expectations regarding future borrowings and repayments under our credit facility and cash holdings at fiscal year-end

•	the outcome of current and threatened litigation including litigation relating to the demo store closures

•	expectations regarding future increases in CAM expenses
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
Cash flow and liquidity (working capital) – We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. As a result of lease termination payments associated with the discontinued demo concept, share repurchases made during the first half of fiscal 2008 and losses from continuing operations, we anticipate having short-term borrowings under our credit facility at the end of the third quarter of fiscal 2008. We expect to repay these temporary borrowings during the fourth quarter from cash flows from operations and end fiscal 2008 with approximately $50-$60 million in cash.
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
Determination of Stock-Based Compensation Expense – Stock-based compensation expense is determined according to the fair value recognition provisions of SFAS 123(R), “Share Based Payment,” using the modified prospective transition method. Under this method, we recognize compensation expense for all stock-based compensation awards granted after January 28, 2006 and prior to, but not yet vested as of, January 28, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vesting method over the requisite service period of the award.

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

	Second Quarter Ended		First Half Ended
	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	69.5	67.3	70.5	69.5

Gross margin	30.5	32.7	29.5	30.5
Selling, general and administrative expenses	28.8	27.9	32.1	28.2

Operating income (loss) from continuing operations	1.6	4.8	(2.6)	2.3
Interest income, net	0.0	0.2	0.1	0.3

Income (loss) from continuing operations before income taxes	1.6	5.0	(2.5)	2.6
Income tax expense (benefit)	0.4	2.0	(1.1)	1.0

Income (loss) from continuing operations	1.2%	3.0%	(1.4)%	1.5%

The following table sets forth the number of stores and total square footage as of the dates indicated for PacSun and PacSun Outlet only:

	August 2,	August 4,
	2008	2007
PacSun stores	815	840
Outlet stores	123	117

Total stores	938	957

Square footage (in 000’s)	3,596	3,653
During the first quarter of fiscal 2008, we closed our remaining 153 demo stores which comprised a total of approximately 438,000 square feet. During fiscal 2007, we closed 74 demo stores and all nine of our One Thousand Steps stores.

The second quarter (thirteen weeks) ended August 2, 2008 as compared to the second quarter (thirteen weeks) ended August 4, 2007
Net Sales
Net sales increased to $313 million for the second quarter of fiscal 2008 from $312 million for the second quarter of fiscal 2007. The components of this increase in net sales are as follows:

$ millions	Attributable to
$ 9	Non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base and internet net sales
(5)	Decrease in sales due to store closures
(3)	(1.0)% decrease in comparable store net sales in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. In percentage terms, the average sale transaction in a comparable store was down 4% partially offset by a 3% increase in total transactions

$ 1	Total

Within PacSun and PacSun Outlet, comparable store net sales of Juniors and Young Mens apparel were up 26% and 2%, respectively. Juniors comparable store net sales results were characterized by strength in Bullhead denim, tops and dresses partially offset by weakness in shorts. Young Mens comparable store net sales results were characterized by strength in Bullhead denim and knits offset by weakness in swim and wovens. Comparable store net sales of non-apparel was down 35% from last year primarily due to our shift in strategy to become more apparel focused.
Gross Margin
Gross margin, including buying, distribution and occupancy costs, was $95 million for the second quarter of fiscal 2008 versus $102 million for the second quarter of fiscal 2007. As a percentage of net sales, gross margin was 30.5% for the second quarter of fiscal 2008 compared to 32.7% for the second quarter of fiscal 2007. The components of this decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(1.9)	Decline in merchandise margin due to increased markdowns associated with sales promotions
(0.8)	Deleverage of occupancy costs as a result of the negative one percent same-store sales result for the second quarter of fiscal 2008
0.3	Decrease in distribution expenses of $1 million due to the consolidation of our distribution function in the first quarter of fiscal 2008
0.2	Decrease in buying costs

(2.2)	Total

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased to $90 million for the second quarter of fiscal 2008, up from $87 million for the second quarter of fiscal 2007, an increase of $3 million, or 3%. These expenses increased to 28.8% as a percentage of net sales in the second quarter of fiscal 2008 from 27.9% in the second quarter of fiscal 2007. The components of this increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to
0.8	$3 million increase in depreciation expense, primarily due to the impact of accelerated depreciation associated with store closures and relocations, and new depreciation on existing stores from our refresh program
0.7	$2 million increase in store impairment charges
(0.6)	$2 million decrease in other SG&A expenses, primarily in payroll and payroll-related expenses

0.9	Total

Net Interest Income
Net interest income was de minimis for the second quarter of fiscal 2008 compared to approximately $0.5 million for the second quarter of fiscal 2007. The decrease in fiscal 2008 was primarily the result of lower average cash balances in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 due to stock repurchases and the payment of demo lease terminations during fiscal 2008.
Income Taxes
We recognized income tax expense of $1 million for the second quarter of fiscal 2008 compared to $6 million for the second quarter of fiscal 2007. The effective income tax rate was 27.2% in the second quarter of fiscal 2008 versus 40.1% in the second quarter of fiscal 2007. The effective income tax rate in the second quarter of fiscal 2008 reflects the tax impact of an increase in the overall effective tax rate for fiscal 2008 from 38.9% to 43.0% based on lower projected annual income. Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.
The first half (26 weeks) ended August 2, 2008 as compared to the first half (26 weeks) ended August 4, 2007
Net Sales
Net sales were $580 million for the first half of each of fiscal 2008 and fiscal 2007. The components resulting in net sales remaining flat are as follows:

$ millions	Attributable to
$ 17	Non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base and internet net sales
(12)	Decrease in sales due to store closures
(5)	(1.0)% decrease in comparable store net sales in the first half of fiscal 2008 compared to the first half of fiscal 2007. In percentage terms, the average sale transaction in a comparable store was down 2% partially offset by a 1% increase in total transactions

$—	Total

Within PacSun and PacSun Outlet, comparable store net sales of Juniors and Young Mens apparel were up in the first half of fiscal 2008 by 25% and 3%, respectively. Juniors comparable store net sales results were characterized by strength in Bullhead denim, tops and dresses partially offset by weakness in shorts. Young Mens comparable store net sales results were characterized by strength in Bullhead denim, fleece jackets and tees offset by weakness in swim and wovens. Comparable store net sales of non-apparel was down 33% from last year primarily due to our shift in strategy to become more apparel focused.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, decreased to $171 million for the first half of fiscal 2008 from $177 million for the first half of fiscal 2007, a decrease of $6 million, or 4%. As a percentage of net sales, gross margin was 29.5% for the first half of fiscal 2008 compared to 30.5% for the first half of fiscal 2007. The decrease in gross margin as a percentage of net sales was primarily attributable to the following:

%	Attributable to
(1.0)	Deleverage of occupancy costs as a result of the negative one percent same-store sales result for the first half of fiscal 2008
0.2	Increase in merchandise margins primarily due to increased higher initial markups
(0.2)	Increase in buying costs

(1.0)	Total

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) increased to $186 million for the first half of fiscal 2008 from $164 million for the first half of fiscal 2007, an increase of $22 million, or 12.9%. These expenses increased to 32.1% as a percentage of net sales in the first half of fiscal 2008 from 28.2% in the first half of fiscal 2007. The components of this net increase in SG&A as a percentage of net sales were as follows:

%	Attributable to
1.8	$11 million increase in asset impairment charges including $8 million from the materials handling equipment in our closed Anaheim distribution center and $3 million from store impairments
0.9	$5 million increase in depreciation expense, primarily due to the impact of accelerated depreciation associated with store closures and relocations and new depreciation on existing stores from our refresh program
0.8	$4 million increase in payroll due to a $2 million increase in our home office due to the carryover impact of prior year hires and a $2 million increase in store payroll primarily due to the impact of minimum wage increases enacted during fiscal 2007
0.2	$1 million net increase in legal and related dispute settlement expenses
0.2	$1 million net increase in other SG&A expenses

3.9	Total

Net Interest Income
Net interest income was $0.8 million in the first half of fiscal 2008 compared to $1.5 million in the first half of fiscal 2007. Interest income was lower in the first half of fiscal 2008 due to the Company having lower average cash and short-term investment balances compared to the prior year due to stock repurchases and the payment of demo lease terminations.
Income Taxes
The Company had a net income tax benefit of approximately $6 million for the first half of fiscal 2008 compared to income tax expense of $6 million for the first half of fiscal 2007 due to the net loss sustained by the Company during the first half of fiscal 2008. The effective income tax rate was 43% in the first half of fiscal 2008 as compared to 40.2% in the first half of fiscal 2007. The increase in the effective income tax rate was primarily attributable to lower projected annual income for fiscal 2008. Our weighted average effective state income tax rate will vary over time depending on a number of factors, such as differing average income tax rates and net incomes in the respective states.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. Our primary capital requirements have been for the construction of newly opened, refreshed, expanded or relocated stores, the financing of inventories and, in the past, construction of corporate facilities. As a result of lease termination payments associated with the discontinued demo concept, share repurchases in the first half of fiscal 2008 and losses from continuing operations, we anticipate having short-term borrowings under our credit facility at the end of the third quarter of fiscal 2008. We expect to repay these temporary borrowings during the remainder of fiscal 2008 from cash flows from operations and end fiscal 2008 with approximately $50-$60 million in cash. We believe that our working capital, cash flows from operations and available credit will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.

Operating Cash Flows
Net cash used in operating activities was $7 million for the first half of fiscal 2008 compared to cash provided by operating activities of $19 million for the first half of fiscal 2007. The $26 million decrease in operating cash flows in the first half of fiscal 2008 as compared to the first half of fiscal 2007 was largely attributable to the impact of the discontinued demo concept (see Note 4 to the condensed consolidated financial statements). Additional details regarding the decrease in cash from operating activities are as follows:

$ millions	Attributable to
$ (20)	Decrease in cash flows related to other current assets, primarily due to increased income tax receivables attributable to the losses from continuing operations and discontinued demo concept
(19)	Higher net loss due to losses from continuing operations and the discontinued demo concept
19	Increase in cash flows related to other assets, primarily due to a decrease in deferred tax assets associated with the discontinued demo concept
13	Increase in cash flows from accounts payable, net of inventory, due to timing of payments and reductions in overall inventory levels versus the second quarter of last year primarily due to the closing of the demo concept
(8)	Decrease in cash flows from deferred lease incentives primarily due to repayments of unamortized lease incentive balances to landlords in conjunction with lease terminations associated with our discontinued demo concept
(11)	Decrease in cash flows from other changes in working capital items

$ (26)	Total

Working Capital
Working capital at August 2, 2008 was $103 million compared to $187 million at February 2, 2008, a decrease of $84 million. The changes in working capital were as follows:

$ millions	Description
$ 187	Working capital at February 2, 2008
(96)	Decrease in cash and cash equivalents, primarily due to the payment of demo lease terminations, stock repurchases and the net losses incurred in the first half of fiscal 2008, among other items (see cash flows statement)
(10)	Increase in accounts payable, net of inventories, due to timing of payments and reduced inventory levels primarily due to the closing of the demo concept
(11)	Increase in short-term borrowings under credit facility
33	Net increase in working capital attributable to other current assets and liabilities

$ 103	Working capital at August 2, 2008

Investing Cash Flows
Net cash used in investing activities in the first half of fiscal 2008 was $49 million compared to $71 million for the first half of fiscal 2007, a decrease in cash used of $22 million. Investing cash flows for the first half of fiscal 2008 were comprised entirely of capital expenditures of $49 million. In the first half of fiscal 2007, capital expenditures were $63 million offset by net maturities of marketable securities of $8 million. Capital expenditures were predominantly for the opening of refreshed, relocated and expanded stores. We expect total capital expenditures for fiscal 2008 to range from $80 to $85 million.

Financing Cash Flows
Net cash used in financing activities in the first half of fiscal 2008 was $41 million compared to cash provided of $25 million in the first half of fiscal 2007. In the first half of fiscal 2008, we repurchased and retired $53 million of common stock, offset by net borrowings under our credit facility of $11 million and $2 million of proceeds from employee exercises of stock options. In the first half of 2007, we completed an industrial revenue bond transaction associated with our Olathe, Kansas distribution center which resulted in a cash inflow of $23 million and we received $2 million in proceeds from employee exercises of stock options.
Credit Facility
On April 29, 2008, we entered into a new, asset-backed credit agreement with a syndicate of lenders (the “New Credit Facility”) which expires April 29, 2013. The New Credit Facility provides for a secured revolving line of credit of up to $150 million, which can be increased to up to $225 million subject to lender approval. Extensions of credit under the New Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The New Credit Facility is available for direct borrowing and, subject to borrowing base availability, up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The New Credit Facility is secured by our cash, cash equivalents, deposit accounts, securities accounts, credit card receivables, and inventory. Direct borrowings under the New Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 3.7% at August 2, 2008) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. We had $11 million outstanding under the New Credit Facility at August 2, 2008.
The New Credit Facility replaces a $200 million unsecured credit agreement, dated as of September 14, 2005, by and between the Company and a syndicate of lenders (the “Prior Credit Facility”). The Prior Credit Facility, which was scheduled to mature on September 14, 2010, was terminated concurrently with the execution of the New Credit Facility.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At August 2, 2008, our future financial commitments under all existing contractual obligations related to our PacSun and PacSun Outlet businesses were as follows:

	Payments Due by Period (in $ millions)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating lease obligations	$572	$94	$178	$134	$166
Capital lease obligations	<0.1	<0.1	—	—	—
FIN 48 obligations including interest and penalties	2	—	2	—	—
Letters of credit	38	38	—	—	—
Total	$612	$132	$180	$134	$166
In addition to the commitments in the table above, minimum future rental commitments under demo operating leases that have not yet been terminated were $15 million as of August 2, 2008. In lieu of paying these rental commitments, we currently expect to make cash payments of approximately $4 million during fiscal 2008 to terminate the remaining demo store leases. We have completed lease termination negotiations for substantially all of the closed demo stores. The actual amount and timing of payments to be made by us in connection with the closing of the demo stores may be different than the estimated amounts as we cannot predict with certainty the actual costs or timing of terminating the leases.
We expect a significant number of store operating leases (90-150 per year) to reach the end of their original lease term in each of the next 5 years. These leases will need to be renewed, extended or allowed to expire. As a result, actual future rental commitments may be significantly higher than that shown in the table above due to newly adjusted lease rates for renewals or extensions that are more expensive than current lease rates on expiring leases.
The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total PacSun and PacSun Outlet store rental expenses, including CAM, were $158 million for fiscal 2007. We expect total CAM expenses to continue to increase due to annual inflationary adjustments and as long-term leases come up for renewal at current market rates in excess of original lease terms.
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
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to refresh, expand, relocate or close. We closed 25 PacSun stores in fiscal 2007 and currently anticipate closing approximately 35-40 PacSun stores in fiscal 2008.
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
New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements for the quarter ended August 2, 2008, which note is incorporated herein by this reference.

Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past. There can be no assurance that our business will not be affected by inflation in the future.
Seasonality and Quarterly Results
Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, excluding sales generated by new and relocated/expanded stores, approximately 44% of our net sales have occurred in the first half of the fiscal year and approximately 56% have occurred in the second half, with the Christmas and back-to-school selling periods together accounting for approximately 30% of our annual net sales and a higher percentage of our operating income. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, refreshes, expansions and relocations; competitive factors; calendar shifts that impact holiday and back to school selling periods; weather conditions; and general economic conditions.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are susceptible to market value fluctuations with regard to our short-term investments. However, due to the relatively short maturity period of those investments and our intention and ability to hold those investments until maturity, the risk of material market value fluctuations is not expected to be significant.
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At August 2, 2008, there were $11 million in borrowings outstanding under our credit facility. We did not borrow under the credit facility at any time during fiscal 2007. Based on the interest rate of 3.7% on our credit facility at August 2, 2008, if interest rates on the credit facility were to increase by 10%, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $2 thousand per year. We are not a party with respect to derivative financial instruments.
ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the periodic reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 2, 2008.
No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
For information on legal proceedings, see “Litigation” within Note 11 to the condensed consolidated financial statements for the quarter ended August 2, 2008, which is incorporated by reference in response to this Item 1.
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
Our continued growth depends, in part, on our ability to develop new store concepts and/or open and operate new/existing stores that achieve acceptable levels of profitability. Any failure to do so may negatively impact our stock price and operational performance. Our store concepts are located principally in enclosed regional shopping malls. Our PacSun concept is a relatively mature concept with limited domestic opportunities to open new stores in such malls. There can be no assurance that we will be able to successfully develop new store concepts that will enable us to continue to grow profitably. Any new store concept could divert significant management attention from our core PacSun business. Any inability to sustain future long-term growth opportunities could have a material adverse impact on our business, stock price, financial condition and results of operations.
Any deterioration in consumer spending due to macro-economic issues that are beyond our control can have a material adverse impact on our results of operations, liquidity and stock price. Recently, the macro-economic environment has been highly volatile due to negative news regarding a variety of factors, including but not limited to, the deterioration of the housing market, lack of credit availability, rising fuel prices, inflation fears, and significant stock market volatility. A quarter of our store base is concentrated in the California, Florida and the Desert Southwest regions which have recently experienced significant economic deterioration. Any or all of these factors, as well as other unforeseen factors, could have a significant negative impact on consumer spending, including specialty retail, at any time. Any significant or prolonged decrease in consumer spending could have a material adverse impact on our results of operations, liquidity, financial condition and stock price.
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
For information on common stock repurchases, see Note 12 to the condensed consolidated financial statements for the quarter ended August 2, 2008, which is incorporated by reference in this Item 2.
Item 3 — Defaults upon Senior Securities
None.
Item 4 — Submission of Matters to a Vote of Security Holders
a) The 2008 Annual Meeting of Shareholders of the Company was held on May 28, 2008.
b) At the 2008 Annual Meeting, George R. Mrkonic was elected as a Class I Director of the Company for a one-year term ending in 2009. Sally Frame Kasaks, Thomas M. Murnane, Grace Nichols and Peter Starrett were elected as Class II Directors of the Company for a two-year term ending in 2010. Additionally, Pearson C. Cummin III, Michael Goldstein and Julius Jensen III continued in office after the meeting. Subsequently, on July 14, 2008, Mr. Jensen retired from the Board.
c) In addition to the election of directors, the shareholders voted on and ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2009.
Voting at the 2008 Annual Meeting for the election of directors is set forth below.

	DIRECTOR	VOTES	VOTES
DIRECTOR NAME	CLASS	CAST FOR	WITHHELD
George R. Mrkonic	I	65,298,012	1,957,060
Sally Frame Kasaks	II	64,873,083	2,381,989
Thomas M. Murnane	II	59,932,690	7,322,382
Grace Nichols	II	65,186,355	2,068,717
Peter Starrett	II	63,059,016	4,196,056
With respect to the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending January 31, 2009, 64,102,157 votes were cast for the proposal, 3,080,342 votes were cast against the proposal, 72,573 votes abstained and there were no broker non-votes.
Item 5 — Other Information
None.

Item 6 — Exhibits

Exhibit 3.1	Third Amended and Restated Articles of Incorporation of the Company (1)

Exhibit 3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company (2)

Exhibit 3.3	Third Amended and Restated Bylaws of the Company, as amended (3)

Exhibit 10.1	First Amendment to Credit Facility, dated as of August 1, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders

Exhibit 31.1	Written statement of Sally Frame Kasaks pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Written statement of Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Written statements of Sally Frame Kasaks and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Note Reference:

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 31, 2004

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 24, 1998

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on December 3, 2007

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)

Date: August 29, 2008	/s/ SALLY FRAME KASAKS Sally Frame Kasaks
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 29, 2008	/s/ MICHAEL L. HENRY

Michael L. Henry
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit 3.1	Third Amended and Restated Articles of Incorporation of the Company (1)

Exhibit 3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company (2)

Exhibit 3.3	Third Amended and Restated Bylaws of the Company, as amended (3)

Exhibit 10.1	First Amendment to Credit Facility, dated as of August 1, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders

Exhibit 31.1	Written statement of Sally Frame Kasaks pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Written statement of Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Written statements of Sally Frame Kasaks and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Note Reference:

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 31, 2004

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 24, 1998

(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on December 3, 2007