Form 10-Q
period 2008-11-01
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2008-12-09
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 1, 2008
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
On December 1, 2008, the registrant had 65,687,089 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended November 1, 2008
Index

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets—November 1, 2008 and February 2, 2008	3
	Condensed Consolidated Statements of Operations and Comprehensive Operations—Third quarter (13 weeks) and three quarters (39 weeks) ended November 1, 2008 and November 3, 2007	4
	Condensed Consolidated Statements of Cash Flows—Three quarters (39 weeks) ended November 1, 2008 and November 3, 2007	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

	SIGNATURE PAGE	31
EX-31.1
EX-31.2
EX-32.1

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share amounts)

	November 1, 2008	February 2, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,817	$97,587
Merchandise inventories	233,814	170,182
Other current assets	73,635	52,818

Total current assets	312,266	320,587

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	678,305	688,241
Less accumulated depreciation and amortization	(324,371)	(311,998)

Total property and equipment, net	353,934	376,243

Assets held for sale	15,637	—
Other assets	31,423	55,313

TOTAL ASSETS	$713,260	$752,143

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$113,799	$62,349
Short-term borrowings	43,100	—
Other current liabilities	47,365	71,107

Total current liabilities	204,264	133,456

Deferred lease incentives	55,054	74,012
Deferred rent	23,471	27,669
Other long-term liabilities	32,213	33,661

Total liabilities	315,002	268,798

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 64,993,641 and 70,026,510 shares issued and outstanding, respectively	650	700
Additional paid-in capital	1,538	16,761
Retained earnings	396,070	465,884

Total shareholders’ equity	398,258	483,345

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$713,260	$752,143

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(unaudited, in thousands except share and per share amounts)

	For the Third Quarter Ended		For the Three Quarters Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	$323,612	$341,874	$903,204	$921,755

Cost of goods sold, including buying, distribution and occupancy costs	230,836	227,148	639,705	629,986

Gross margin	92,776	114,726	263,499	291,769

Selling, general and administrative expenses	95,308	88,325	281,163	251,962

Operating (loss) income from continuing operations	(2,532)	26,401	(17,664)	39,807

Other expense (income), net	1,100	(652)	461	(2,162)

(Loss) income from continuing operations before income taxes	(3,632)	27,053	(18,125)	41,969

Income tax (benefit) expense	(112)	9,910	(6,344)	15,906

(Loss) income from continuing operations	(3,520)	17,143	(11,781)	26,063

Income (loss) from discontinued operations, net of tax	1,046	(37,180)	(24,999)	(61,660)

Net loss	$(2,474)	$(20,037)	$(36,780)	$(35,597)

Comprehensive loss	$(2,474)	$(20,037)	$(36,780)	$(35,597)

(Loss) income from continuing operations per share:
Basic	$(0.05)	$0.25	$(0.18)	$0.37

Diluted	$(0.05)	$0.25	$(0.18)	$0.37

Net loss per share:
Basic	$(0.04)	$(0.29)	$(0.55)	$(0.51)

Diluted	$(0.04)	$(0.29)	$(0.55)	$(0.51)

Weighted average shares outstanding:
Basic	64,968,707	69,765,113	67,182,918	69,678,733
Diluted	64,968,707	69,949,070	67,182,918	69,975,662
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Quarters Ended
	Nov. 1, 2008	Nov. 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,780)	$(35,597)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	58,743	58,295
Asset impairment	14,821	59,756
Goodwill impairment	6,492	—
Loss on disposal of property and equipment	2,368	3,245
Non-cash stock based compensation	4,442	5,119
Tax (deficiencies) benefits related to stock-based compensation	(1,408)	320
Excess tax benefits related to stock-based compensation	(5)	(292)
Change in operating assets and liabilities:
Merchandise inventories	(63,632)	(36,997)
Other current assets	(20,817)	(25,349)
Other assets	17,398	(3,093)
Accounts payable	51,450	39,770
Other current liabilities	(21,776)	(8,047)
Deferred lease incentives	(18,958)	(11,170)
Deferred rent	(4,199)	(2,211)
Other long-term liabilities	(1,454)	2,115

Net cash (used in)/provided by operating activities	(13,315)	45,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(71,528)	(94,939)
Proceeds from sale of property and equipment	275	—
Purchases of available-for-sale marketable securities	—	(171,400)
Sales of available-for-sale marketable securities	—	202,900
Purchases of held-to-maturity marketable securities	—	(23,300)

Net cash used in investing activities	(71,253)	(86,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(52,911)	—
Borrowings under credit facility	168,739	—
Principal payments under credit facility	(125,639)	—
Proceeds from exercise of stock options	1,613	2,237
Principal payments under capital lease obligations	(9)	(42)
Borrowing under long-term financing obligation	—	23,300
Excess tax benefits related to stock-based compensation	5	292

Net cash (used in)/provided by financing activities	(8,202)	25,787

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(92,770)	(15,088)
CASH AND CASH EQUIVALENTS, beginning of period	97,587	52,267

CASH AND CASH EQUIVALENTS, end of period	$4,817	$37,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$174	$5
Cash paid for income taxes	$539	$10,635
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
(Decrease)/Increase in non-cash property and equipment accruals	$(2,013)	$247
Capital lease transaction for property and equipment	$20	$9
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended November 1, 2008
(unaudited, all amounts in thousands except share and per share amounts unless otherwise indicated)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) is a leading lifestyle specialty retailer rooted in the youth culture and fashion vibe of Southern California. We sell casual apparel with a limited selection of accessories and footwear designed to meet the needs of teens and young adults. We operate a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “Pacific Sunwear Outlet” (as well as “PacSun” and “PacSun Outlet”). In addition, we operate an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for our target customers, and provides information about the Company.
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
In the opinion of management, all adjustments consisting only of normal, recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three quarters ended November 1, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009 (“fiscal 2008”). For further information, refer to the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended February 2, 2008 (“fiscal 2007”).
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
New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Non-financial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and asset impairments under SFAS 144. We adopted this statement for financial assets and liabilities effective February 3, 2008. There was no impact from adoption of this standard on our consolidated financial statements. We do not expect adoption of this standard as it pertains to non-financial assets and liabilities to have a material impact on our consolidated financial statements.
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

	For the Third Quarter		For the Three Quarters
	Ended		Ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007
Net sales	$—	$31,274	$27,051	$116,196
Loss before income tax benefit	(683)	(64,151)	(40,818)	(105,310)
Income tax benefit	(1,729)	(26,971)	(15,819)	(43,650)
Net income (loss)	1,046	(37,180)	(24,999)	(61,660)
Net income (loss) per diluted share	$0.02	$(0.53)	$(0.37)	$(0.89)
At November 1, 2008, $0.4 million remained in accrued liabilities associated with one demo store for which lease termination negotiations had been finalized but not yet paid. At the date of this filing, there are no remaining financial obligations associated with the discontinued demo concept.
5. SEGMENT REPORTING
We operate exclusively in the retail apparel industry in which we distribute, design and produce clothing and related products catering to the teen/young adult demographic through primarily mall-based retail stores. In recent years, our operating and reportable segments included the operations of the demo and OTS store concepts. As discussed in Note 4, we are now a “one brand” business (PacSun) after having discontinued the demo and OTS businesses. Accordingly, for fiscal 2008, we have identified three operating segments (PacSun, PacSun Outlet, and pacsun.com) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The three operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the three operating segments.

6. STOCK-BASED COMPENSATION
We account for stock-based compensation in accordance with the provisions of SFAS 123(R), “Share-Based Payment.” Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized. The expected terms of options granted are derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of our stock. We record stock-based compensation expense using the graded vesting method over the vesting period, which is generally three to four years. Our stock-based compensation awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. For the three quarters of each of fiscal 2008 and 2007, the fair value of our stock-based compensation awards, which includes stock options, non-vested shares, share appreciation rights and shares purchased under our employee stock purchase plan (“ESPP”), was determined using the following weighted average assumptions:

	Fiscal Three Quarters
	2008		2007
	Stock Awards	ESPP	Stock Awards	ESPP
Expected Life	4 years	0.5 years	4 years	0.5 years
Stock Volatility	40.3% - 42.8%	45.4% - 57.0%	34.7% - 36.6%	31.9%
Risk-free Interest Rates	2.3% - 3.0%	2.1% - 3.2%	4.3% - 4.9%	5.0%
Expected Dividends	None	None	None	None
Stock-based compensation expense for each of the first three quarters of fiscal 2008 and 2007 was included in costs of goods sold for our buying and distribution employees ($1.8 million and $1.5 million, respectively) and in selling, general and administrative expense for all other employees ($2.8 million and $3.0 million, respectively).
A summary of stock option activity, including share appreciation rights, under our 2005 Performance Incentive Plan for the first three quarters of fiscal 2008 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options/SARs	Shares	Price	Term (Yrs.)	($000s)
Outstanding at February 2, 2008	2,821,794	$19.96
Granted	484,080	13.19
Exercised	(98,764)	9.55
Forfeited or expired	(391,652)	20.98
Outstanding at May 3, 2008	2,815,458	$19.02	4.92	$958
Granted	75,000	9.49
Exercised	(27,734)	9.29
Forfeited or expired	(281,168)	20.52

Outstanding at August 2, 2008	2,581,556	$18.69	4.93	$57
Granted	18,000	7.97
Exercised	—	—
Forfeited or expired	(123,230)	20.15

Outstanding at November 1, 2008	2,476,326	$18.54	4.88	$—

Vested and expected to vest at November 1, 2008	1,970,353	$19.32	4.59	$—

Exercisable at November 1, 2008	1,411,928	$20.13	4.18	$—

The weighted-average grant-date fair value of options granted during the three quarters of each of fiscal 2008 and 2007 was $4.34 and $6.70 per share, respectively. The total intrinsic value of options exercised during the first three quarters of fiscal 2008 and 2007 was $0.4 million and $1.8 million, respectively.

A summary of the status of our non-vested share awards during the first three quarters of fiscal 2008 is presented below:

		Weighted-
		Average Grant-
Non-vested Shares	Shares	Date Fair Value
Outstanding at February 2, 2008	769,075	$19.01
Granted	276,120	13.19
Vested	(58,690)	21.00
Forfeited	(169,018)	19.16

Outstanding at May 3, 2008	817,487	$16.86
Granted	21,907	9.49
Vested	(40,225)	20.05
Forfeited	(54,240)	16.66

Outstanding at August 2, 2008	744,929	$16.55
Granted	24,203	7.97
Vested	(39,631)	16.35
Forfeited	(31,253)	16.13

Outstanding at November 1, 2008	698,248	$16.28

As of November 1, 2008, we had approximately $13 million of compensation cost related to non-vested stock option and non-vested share awards, net of estimated forfeitures, not yet recognized. This compensation expense is expected to be recognized over a weighted average period of approximately 2.7 years.
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
Third Quarter Ended:

	November 1, 2008			November 3, 2007
	Loss from			Income from
	continuing		Per Share	continuing		Per Share
	operations	Shares	Amount	operations	Shares	Amount
Basic EPS:	$(3,520)	64,968,707	$(0.05)	$17,143	69,765,113	$0.25
Effect of dilutive equivalents	—	—	(0.00)	—	183,957	(0.00)

Diluted EPS:	$(3,520)	64,968,707	$(0.05)	$17,143	69,949,070	$0.25

			Per Share			Per Share
	Net loss	Shares	Amount	Net loss	Shares	Amount
Basic EPS:	$(2,474)	64,968,707	$(0.04)	$(20,037)	69,765,113	$(0.29)
Effect of dilutive equivalents	—	—	(0.00)	—	—	(0.00)

Diluted EPS:	$(2,474)	64,968,707	$(0.04)	$(20,037)	69,765,113	$(0.29)

Three Quarters Ended:

	November 1, 2008			November 3, 2007
	Loss from			Income from
	continuing		Per Share	continuing		Per Share
	operations	Shares	Amount	operations	Shares	Amount
Basic EPS:	$(11,781)	67,182,918	$(0.18)	$26,063	69,678,733	$0.37
Effect of dilutive equivalents	—	—	(0.00)	—	296,929	(0.00)

Diluted EPS:	$(11,781)	67,182,918	$(0.18)	$26,063	69,975,662	$0.37

			Per Share			Per Share
	Net loss	Shares	Amount	Net loss	Shares	Amount
Basic EPS:	$(36,780)	67,182,918	$(0.55)	$(35,597)	69,678,733	$(0.51)
Effect of dilutive equivalents	—	—	(0.00)	—	—	(0.00)

Diluted EPS:	$(36,780)	67,182,918	$(0.55)	$(35,597)	69,678,733	$(0.51)

Options to purchase 2,546,602 and 2,405,831 shares of common stock in the third quarter of fiscal 2008 and 2007, respectively, and 2,621,356 and 2,293,894 shares of common stock in the first three quarters of fiscal 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested share was greater than the market price of our common stock at the end of the respective period.
8. OTHER CURRENT ASSETS
As of the dates presented, other current assets consisted of the following:

	Nov. 1,	Feb. 2,
	2008	2008
Income taxes receivable	$46,638	$5,200
Prepaid expenses	13,514	25,228
Deferred income taxes	9,547	12,179
Non-trade accounts receivable	3,936	10,211

Total other current assets	$73,635	$52,818

9. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following:

	Nov. 1,	Feb. 2,
	2008	2008
Accrued gift cards	$8,915	$15,493
Accrued compensation and benefits	8,250	21,619
Accrued capital expenditures	5,431	7,444
Sales taxes payable	2,872	3,024
Accrued lease terminations	369	3,958
Other	21,528	19,569

Total other current liabilities	$47,365	$71,107

10. CREDIT FACILITY
On April 29, 2008, we entered into a new, asset-backed credit agreement with a syndicate of lenders (the “New Credit Facility”) which expires April 29, 2013. The New Credit Facility provides for a secured revolving line of credit of up to $150 million, which can be increased to up to $225 million subject to lender approval. Extensions of credit under the New Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory. The New Credit Facility is available for direct borrowing and, subject to borrowing base availability ($150 million at November 1, 2008), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The New Credit Facility is secured by our cash, cash equivalents, deposit accounts, securities accounts, credit card receivables, and inventory.

Direct borrowings under the New Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 3.6% at November 1, 2008) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. We had $43 million in direct borrowings and $39 million in letters of credit outstanding under the New Credit Facility at November 1, 2008. Our remaining availability at November 1, 2008 was $68 million and our weighted average interest rate on our outstanding borrowings during the third quarter of fiscal 2008 was 4.8%.
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
Letters of Credit — We have issued guarantees in the form of commercial letters of credit, of which there were approximately $39 million outstanding at November 1, 2008, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
12. COMMON STOCK REPURCHASE AND RETIREMENT
There were no share repurchases during the third quarter of fiscal 2008. During fiscal 2008, we repurchased shares as follows:

					Maximum
					Value of
			# of Shares		Shares that
			Purchased		May Yet be
		Average	as Part of	Value of	Purchased
		Price	Publicly	Shares	Under the
	# of Shares	Paid Per	Announced	Purchased	Plan
Period	Purchased	Share	Plan	($000s)	($000s)
					$50,508
April 2008	799,010	$12.83	799,010	$10,248	$40,260
May 2008	1,280,000	9.26	1,280,000	11,853	$28,407
June 2008(1)	2,944,900	9.64	2,944,900	28,384	$23
July 2008 (2)	323,634	7.50	323,634	2,426	$47,597

Total	5,347,544	$9.89	5,347,544	$52,911

(1)	In June 2008, we completed the remainder of our $100 million stock repurchase program announced in May 2006. This repurchase authorization expired when the funds were fully expended.

(2)	As announced in July 2008, the Board of Directors has authorized us to repurchase up to $50 million of our common stock. This repurchase authorization does not expire until all authorized funds have been expended.
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
As of November 1, 2008, we held deferred compensation assets associated with our Executive Deferred Compensation Plan (the “Executive Plan”) that are required to be measured at fair value on a recurring basis. Our Executive Plan covers Company officers and is funded by participant contributions and periodic Company contributions. The investments held by us are included in other assets and are intended to cover the vested participant balances in the Executive Plan. These deferred compensation asset investments are classified as trading securities and are stated at fair market value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Fair value is determined by the most recent publicly quoted market price of the securities at the balance sheet date.
The following table represents our fair value hierarchy for financial assets measured at fair value on a recurring basis as of November 1, 2008:

Fair Value Measurements at November 1, 2008
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Deferred compensation assets	$6,391	$—	$6,391	$—
14. GOODWILL IMPAIRMENT
We evaluate the recoverability of the carrying amount of goodwill annually in conjunction with the preparation of our annual financial statements or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. Impairment is assessed when the fair value of the reporting unit, including goodwill, is less than its carrying amount. The amount of impairment loss recognized is equal to the difference between the reporting unit goodwill carrying value and the implied fair value of the goodwill, with the implied fair value determined using the best information available, generally the discounted future cash flows of the assets. With the significant deterioration in the retail business climate as well as a large decline in the market value of the Company’s common stock during the third quarter of fiscal 2008, we determined an interim evaluation of goodwill recoverability was warranted. As a result of our assessment, we determined that the goodwill created in connection with our 1986 four-store acquisition in California and our 1997 fifteen-store acquisition in Florida was fully impaired and we recorded a pre-tax, non-cash goodwill impairment charge of approximately $6 million (approximately $4 million after tax or $0.06 per diluted share) during the third quarter of fiscal 2008. After recording the impairment charge, we have no goodwill remaining on our consolidated balance sheet as of November 1, 2008.

15. ASSETS HELD FOR SALE
In the first quarter of fiscal 2008, the Company announced the closing of its Anaheim, California distribution center and its intent to sell the facility as part of a plan to consolidate its logistics operations in Olathe, Kansas. In connection with the planned sale, the Company recorded an impairment charge of $8 million in the first quarter of fiscal 2008, which represented the excess of the carrying value over the estimated fair value of materials handling equipment and furniture and fixtures, less estimated costs to sell, and was included in selling, general and administrative expenses in the condensed consolidated statement of operations. The Company has classified remaining assets of $16 million, consisting of building and land, as held for sale on the condensed consolidated balance sheet. The sale of the Anaheim distribution center closed in November 2008 and the Company received approximately $25 million in net cash proceeds. The Company expects to record an after-tax gain on the sale of approximately $6 million or $0.10 per diluted share in the fourth quarter of fiscal 2008 as a result of the sale.

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
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in this report, we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:
•	forecasts of future store closures, including planned fiscal 2008 closures

•	forecasts of future comparable store net sales, gross margins, and selling, general and administrative expenses

•	the sufficiency of working capital, operating cash flows and available credit to meet our operating and capital expenditure requirements

•	expectations regarding our capital expenditure plans for fiscal 2008 and 2009

•	expectations regarding future borrowings and repayments under our credit facility and cash balances at fiscal year-end

•	expectations regarding future increases in common area maintenance (CAM) expenses
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

Net merchandise margins - We analyze the components of net merchandise margins, specifically initial markups and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations.
Operating margin - We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. For a discussion of the changes in the components comprising operating margins during fiscal 2008 and 2007, see “Results of Operations” in this section.
Store sales trends - We evaluate store sales trends in assessing the operational performance of our stores. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store for fiscal 2007 were $1.3 million. Average net sales per square foot for fiscal 2007 were approximately $350.
Cash flow and liquidity (working capital) - We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. As a result of lease termination payments associated with the discontinued demo concept, share repurchases and losses from continuing operations during the first three quarters of fiscal 2008, we ended the third quarter with $43 million in direct borrowings outstanding under our credit facility. We expect to repay these borrowings during the fourth quarter with cash flows from operations and the proceeds from the sale of our Anaheim distribution center and end fiscal 2008 with approximately $20 million in cash and no short-term borrowings under our credit facility.
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
Recognition of Revenue - Sales are recognized upon purchase by customers at our retail store locations or upon delivery to and acceptance by the customer for orders placed through our website. We accrue for estimated sales returns by customers based on historical sales return results. Actual return rates have historically been within our expectations and the reserves established. However, in the event that the actual rate of sales returns by customers increases significantly, our operational results could be adversely affected. We record the sale of gift cards as a current liability and recognize a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data.
Valuation of Inventories - Merchandise inventories are stated at the lower of average cost or market utilizing the retail method. At any given time, inventories include items that have been marked down to management’s best estimate of their fair market value. We base the decision to mark down merchandise primarily upon its current rate of sale and the age of the item, among other factors. To the extent that our estimates differ from actual results, additional markdowns may have to be recorded, which could reduce our gross margins and operating results.
Determination of Stock-Based Compensation Expense - Stock-based compensation expense is determined according to the fair value recognition provisions of SFAS 123(R), “Share Based Payment,” using the modified prospective transition method. Under this method, we recognize compensation expense for all stock-based compensation awards granted after January 28, 2006 and prior to, but not yet vested as of, January 28, 2006, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vesting method over the requisite service period of the award.

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
Store Operating Lease Accounting - Rent expense from store operating leases represents one of the largest expenses incurred in operating our stores. We account for store rent expense in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under our store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and exclusive of any lease renewal options. Pre-opening rent is expensed in accordance with FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” We account for landlord allowances received in connection with store operating leases in accordance with SFAS 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability, which is then amortized as a credit to rent expense over the related store’s lease term.
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
Evaluation of Insurance Reserves - We are responsible for workers’ compensation and medical insurance claims up to a specified aggregate stop loss amount. We maintain reserves for estimated claims, both reported and incurred but not reported, based on historical claims experience and other estimated assumptions. Actual claims activity has historically been within our expectations and the reserves established. To the extent claims experience or our estimates change, additional charges may be recorded in the future up to the aggregate stop loss amount for each policy year.
Evaluation of Income Taxes - Current income tax expense is the amount of income taxes expected to be payable for the current reporting period. The combined federal and state income tax expense was calculated using estimated effective annual tax rates. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. We consider future taxable income and ongoing prudent and feasible tax planning in assessing the value of our deferred tax assets. Evaluating the value of these assets is necessarily based on our judgment. If we determined that it was more likely than not that the carrying value of these assets would not be realized, we would reduce the value of these assets to their expected realizable value through a valuation allowance, thereby decreasing net income. If we subsequently determined that the carrying value of these assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.
Evaluation of Litigation Matters - We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not likely have a material adverse effect on our results of operations or financial condition and, from time to time, we may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on our operating results.
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

	Third Quarter Ended		Three Quarters Ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	71.3	66.4	70.8	68.3

Gross margin	28.7	33.6	29.2	31.7
Selling, general and administrative expenses	29.5	25.8	31.1	27.3

Operating (loss) income from continuing operations	(0.8)	7.7	(2.0)	4.3
Other expense (income), net	0.3	(0.2)	0.1	(0.2)

(Loss) income from continuing operations before income taxes	(1.1)	7.9	(2.0)	4.6
Income tax expense (benefit)	0.0	2.9	(0.7)	1.7

(Loss) income from continuing operations	(1.1)%	5.0%	(1.3)%	2.8%

The following table sets forth the number of stores and total square footage as of the dates indicated for PacSun and PacSun Outlet only:

	Nov. 1,	Nov. 3,
	2008	2007
PacSun stores	815	838
PacSun Outlet stores	125	119

Total stores	940	957

Square footage (in 000s)	3,608	3,667
During the first quarter of fiscal 2008, we closed our remaining 153 demo stores which comprised a total of approximately 438,000 square feet. During fiscal 2007, we closed 74 demo stores and all nine of our One Thousand Steps stores.
The third quarter (thirteen weeks) ended November 1, 2008 as compared to the third quarter (thirteen weeks) ended November 3, 2007
Net Sales
Net sales decreased to $324 million for the third quarter of fiscal 2008 from $342 million for the third quarter of fiscal 2007. The components of this $18 million decrease in net sales are as follows:

$ millions	Attributable to
$(22)	Decrease due to a (7.0)% decline in comparable store net sales in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. In percentage terms, the average sale transaction in a comparable store was down 10% partially offset by a 3% increase in total transactions
(6)	Net decrease in sales due to store closures
10	Increase due to non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base and internet net sales

$(18)	Total

Within PacSun and PacSun Outlet, comparable store net sales of Juniors and Young Mens apparel were up 16% and down 1%, respectively. Juniors comparable store net sales results were characterized by strength in Bullhead denim, tees and knits, partially offset by weakness in shorts, swim and dresses. Young Mens comparable store net sales results were characterized by strength in Bullhead denim and knits offset by weakness in shorts, tees, fleece and wovens. Comparable store net sales of non-apparel were down 25% from last year primarily due to our shift in strategy to become more apparel focused. We currently expect total comparable store net sales to continue to be negative in the fourth quarter of fiscal 2008.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $93 million for the third quarter of fiscal 2008 versus $115 million for the third quarter of fiscal 2007. As a percentage of net sales, gross margin was 28.7% for the third quarter of fiscal 2008 compared to 33.6% for the third quarter of fiscal 2007. The components of this 4.9% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(3.6)	Decline in merchandise margin due to increased markdowns
(1.4)	Deleverage of occupancy costs as a result of the negative seven percent same-store sales results for the third quarter of fiscal 2008
(0.2)	Deleverage of buying costs as a result of the negative seven percent same-store sales results for the third quarter of fiscal 2008
0.3	Decrease in freight and distribution costs of $1 million due primarily to the consolidation of our distribution function in the first quarter of fiscal 2008

(4.9)	Total

We currently expect gross margin to continue to be negatively impacted in the fourth quarter of fiscal 2008 as a result of increased promotional activity and deleveraging of occupancy and buying costs.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased to $95 million for the third quarter of fiscal 2008, up from $88 million for the third quarter of fiscal 2007, an increase of $7 million, or 8%. These expenses increased to 29.5% as a percentage of net sales in the third quarter of fiscal 2008 from 25.8% in the third quarter of fiscal 2007. The components of this 3.7% increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to
2.6	Increase in asset impairment charges of $8 million primarily attributable to a $6 million goodwill impairment charge and a $2 million increase in store fixed asset impairments
0.5	Increase in payroll and payroll-related expenses due to deleveraging these expenses against the negative seven percent same-store sales result. In dollars, payroll and payroll-related expenses were down $1 million.
0.5	Increase in depreciation expense, primarily due to the impact of accelerated depreciation associated with store closures and relocations, and new depreciation on existing stores from our refresh program
0.1	Increase in other SG&A expenses

3.7	Total

We evaluate the recoverability of the carrying amount of long-lived assets for all stores (primarily property, plant and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges for underperforming stores in the fourth quarter of fiscal 2008.
Other expense (income), net
For the third quarter of fiscal 2008, we recorded other expenses of $0.8 million related to costs incurred in connection with the sale of our Anaheim distribution center. The sale of the distribution center closed in November 2008. Net interest expense was $0.3 million for the third quarter of fiscal 2008 compared to approximately $0.7 million net interest income for the third quarter of fiscal 2007. Interest income was lower in the third quarter of fiscal 2008 due to the Company having increased direct borrowings under our credit facility and lower average cash balances compared to the prior year due to share repurchases, the payment of demo lease terminations and losses from continuing operations.
Income Taxes
We recognized an income tax benefit of $0.1 million for the third quarter of fiscal 2008 compared to a $10 million income tax benefit for the third quarter of fiscal 2007. The effective income tax rate was 3.1% in the third quarter of fiscal 2008 versus 36.6% in the third quarter of fiscal 2007. The effective income tax rate in the third quarter of fiscal 2008 reflects the tax impact of a decrease in the overall estimated effective tax rate for fiscal 2008 from 43.0% to 35.0% based on revised operating loss projections for fiscal 2008. Our weighted average effective income tax rate will vary over time depending on a number of factors, such as differing average state income tax rates and changes in forecasted annual earnings.
The three quarters (39 weeks) ended November 1, 2008 as compared to the three quarters (39 weeks) ended November 3, 2007
Net Sales
Net sales decreased to $903 million for the first three quarters of fiscal 2008 from $922 million for the first three quarters of fiscal 2007, a decrease of $19 million, or 2.1%. The components of this $19 million decrease in net sales are as follows:

$ millions	Attributable to
$(27)	Decrease due to a (3.0)% decline in comparable store net sales in the first three quarters of fiscal 2008 compared to the first three quarters of fiscal 2007. In percentage terms, the average sale transaction in a comparable store was down 5% partially offset by a 2% increase in total transactions
(17)	Decrease in sales due to store closures
25	Increase due to non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base and internet net sales

$(19)	Total

Within PacSun and PacSun Outlet, comparable store net sales of Juniors and Young Mens apparel were up 22% and 1%, respectively. Juniors comparable store net sales results were characterized by strength in Bullhead denim, tees, and dresses partially offset by weakness in shorts and swim. Young Mens comparable store net sales results were characterized by strength in Bullhead denim, knits and fleece offset by weakness in swim and wovens. Comparable store net sales of non-apparel was down 20% from last year primarily due to our shift in strategy to become more apparel focused. We currently expect total comparable store net sales to continue to be negative in the fourth quarter of fiscal 2008.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, decreased to $263 million for the first three quarters of fiscal 2008 from $292 million for the first three quarters of fiscal 2007, a decrease of $29 million, or 9.9%. As a percentage of net sales, gross margin was 29.2% for the first three quarters of fiscal 2008 compared to 31.7% for the first three quarters of fiscal 2007. The 2.5% decrease in gross margin as a percentage of net sales was primarily attributable to the following:

%	Attributable to
(1.2)	Deleverage of occupancy costs as a result of the negative three percent same-store sales result for the first three quarters of fiscal 2008
(1.1)	Decrease in merchandise margins primarily due to higher markdowns
(0.2)	Deleverage of buying costs as a result of the negative three percent same-store sales result for the first three quarters of fiscal 2008

(2.5)	Total

We currently expect gross margin to continue to negatively impacted in the fourth quarter of fiscal 2008 as a result of increased promotional activity and deleveraging of occupancy and buying costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) increased to $281 million for the first three quarters of fiscal 2008 from $252 million for the first three quarters of fiscal 2007, an increase of $29 million, or 11.5%. These expenses increased to 31.1% as a percentage of net sales in the first three quarters of fiscal 2008 from 27.3% in the first three quarters of fiscal 2007. The components of this 3.8% increase in SG&A as a percentage of net sales were as follows:

%	Attributable to
2.1	Increase in asset impairment and disposal charges of $19 million, including $8 million from the materials handling equipment and furniture and fixtures in our closed Anaheim distribution center, $6 million from the impairment of goodwill, and an increase of $5 million in store fixed asset impairments and losses on disposals
0.8	Increase in depreciation expense of $6 million, primarily due to the impact of accelerated depreciation associated with store closures and relocations and new depreciation on existing stores from our refresh program
0.6	Increase in other SG&A expenses of $4 million primarily due to an increase of $2 million in e-commerce related expenses based on the growth of our e-commerce business, $1 million in legal settlement costs and $1 million for all other SG&A expenses
0.3	Deleverage of payroll and payroll-related costs due to the negative three percent same-store sales result for the first three quarters of fiscal 2008. In dollars, payroll and payroll-related expenses were flat.

3.8	Total

We evaluate the recoverability of the carrying amount of long-lived assets for all stores (primarily property, plant and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges for underperforming stores in the fourth quarter of fiscal 2008.

Other expense (income), net
For the first three quarters of fiscal 2008, we recorded other expenses of $1 million related to costs incurred in connection with the sale of our Anaheim distribution center. The sale of the distribution center closed in November 2008. Net interest income was $0.5 million in the first three quarters of fiscal 2008 compared to $2.2 million in the first three quarters of fiscal 2007. Interest income was lower in the first three quarters of fiscal 2008 due to the Company having increased direct borrowings under our credit facility and lower average cash balances compared to the prior year due to share repurchases, the payment of demo lease terminations and losses from continuing operations.
Income Taxes
The Company recognized an income tax benefit of approximately $6 million for the first three quarters of fiscal 2008 compared to tax expense of $16 million for the first three quarters of fiscal 2007. The change is primarily due to the net loss sustained by the Company during the first three quarters of fiscal 2008. The effective income tax rate was 35.0% in the first three quarters of fiscal 2008 as compared to 37.9% in the first three quarters of fiscal 2007. The decrease in the effective income tax rate is primarily attributable to revised operating loss projections for fiscal 2008. Our weighted average effective income tax rate will vary over time depending on a number of factors, such as differing average state income tax rates and changes in forecasted annual earnings.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. Our primary capital requirements have been for the construction of newly opened, refreshed, expanded or relocated stores, the financing of inventories and, in the past, construction of corporate facilities. As a result of lease termination payments associated with the discontinued demo concept, share repurchases and losses from continuing operations in the first three quarters of fiscal 2008, we ended the third quarter of fiscal 2008 with $43 million in direct borrowings outstanding under our credit facility. We currently expect to repay these borrowings during the fourth fiscal quarter of 2008 with cash flows from operations and the proceeds from the sale of our Anaheim distribution center and end fiscal 2008 with approximately $20 million in cash and no direct borrowings under our credit facility. We believe that our working capital, cash flows from operations and available credit will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.
Operating Cash Flows
Net cash used in operating activities was $13 million for the first three quarters of fiscal 2008 compared to cash provided by operating activities of $46 million for the first three quarters of fiscal 2007. The $59 million decrease in operating cash flows in the first three quarters of fiscal 2008 as compared to the first three quarters of fiscal 2007 was largely attributable to the impact of the discontinued demo concept (see Note 4 to the condensed consolidated financial statements). Additional details regarding the decrease in cash from operating activities are as follows:

$ millions	Attributable to
$(39)	Decrease in non-cash asset impairments and loss on disposals primarily due to the discontinued demo concept
(15)	Decrease in cash flows from an increase in merchandise inventories, net of accounts payable, due primarily to in-transit holiday shipments and related timing of payments
(14)	Decrease in cash flows from other current liabilities due to reduced compensation and lease termination accruals primarily associated with the discontinued demo concept
(8)	Decrease in cash flows primarily due to payback of unamortized portions of deferred lease incentives in conjunction with demo lease terminations
(8)	Decrease in cash flows from other changes in working capital items
25	Increase in cash flows related to other current assets and other assets primarily due to the timing of rent payments and increased income tax receivables due to the discontinued demo concept and current year operating losses

$(59)	Total

Working Capital
Working capital at November 1, 2008 was $108 million compared to $187 million at February 2, 2008, a decrease of $79 million. The changes in working capital were as follows:

$ millions	Description
$187	Working capital at February 2, 2008
(93)	Decrease in cash and cash equivalents, primarily due to the payment of demo lease terminations, share repurchases and current year operating losses, among other items (see cash flows statement)
(43)	Increase in short-term borrowings under our secured credit facility
24	Net decrease in other current liabilities from reduced compensation accruals primarily due to lower store counts as a result of the discontinued demo concept and a decrease in our accrued gift card liability as a result of current year redemptions net of new gift card issuances
21	Net increase in other current assets primarily due to an increase in income tax receivables resulting from the discontinued demo concept and current year operating losses
12	Increase in inventories, net of accounts payable, due to timing of payments and increased inventory levels in advance of the peak holiday selling season

$108	Working capital at November 1, 2008

Investing Cash Flows
Net cash used in investing activities in the first three quarters of fiscal 2008 was $71 million compared to $87 million for the first three quarters of fiscal 2007, a decrease in cash used of $16 million. Investing cash flows for the first three quarters of fiscal 2008 were comprised entirely of capital expenditures of $71 million. In the first three quarters of fiscal 2007, capital expenditures were $95 million offset by net maturities of marketable securities of $8 million. Capital expenditures were predominantly for the opening of refreshed, relocated and expanded stores. We expect total capital expenditures for fiscal 2008 to be approximately $80 million. We currently expect total capital expenditures for fiscal 2009 to be approximately $30 million primarily for store refreshes and other infrastructure improvements.
Financing Cash Flows
Net cash used in financing activities in the first three quarters of fiscal 2008 was $8 million compared to cash provided of $26 million in the first three quarters of fiscal 2007. In the first three quarters of fiscal 2008, we repurchased and retired $53 million of common stock, offset by net direct borrowings under our credit facility of $43 million and $2 million of proceeds from employee exercises of stock options. In the three quarters of 2007, we completed an industrial revenue bond transaction associated with our Olathe, Kansas distribution center which resulted in a cash inflow of $23 million and we received $2 million in proceeds from employee exercises of stock options.

Credit Facility
On April 29, 2008, we entered into a new, asset-backed credit agreement with a syndicate of lenders (the “New Credit Facility”) which expires April 29, 2013. The New Credit Facility provides for a secured revolving line of credit of up to $150 million, which can be increased to up to $225 million subject to lender approval. Extensions of credit under the New Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory. The New Credit Facility is available for direct borrowing and, subject to borrowing base availability ($150 million at November 1, 2008), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The New Credit Facility is secured by our cash, cash equivalents, deposit accounts, securities accounts, credit card receivables, and inventory. Direct borrowings under the New Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 3.6% at November 1, 2008) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. We had $43 million in direct borrowings and $39 million in letters of credit outstanding under the New Credit Facility at November 1, 2008. Our remaining availability at November 1, 2008 was $68 million and our weighted average interest rate on our outstanding borrowings during the third quarter of fiscal 2008 was 4.8%.
The New Credit Facility replaces a $200 million unsecured credit agreement, dated as of September 14, 2005, by and between the Company and a syndicate of lenders (the “Prior Credit Facility”). The Prior Credit Facility, which was scheduled to mature on September 14, 2010, was terminated concurrently with the execution of the New Credit Facility.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At November 1, 2008, our future financial commitments under all existing contractual obligations related to our PacSun and PacSun Outlet businesses were as follows:

	Payments Due by Period (in $ millions)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating lease obligations	$592	$95	$182	$139	$176
Capital lease obligations	<0.1	<0.1	—	—	—
FIN 48 obligations including interest and penalties	2	—	2	—	—
Letters of credit	39	39	—	—	—
Total	$633	$134	$184	$139	$176
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
The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store based on a variety of factors, including fluctuations in the occupancy level at the particular mall or retail center. Total PacSun and PacSun Outlet store rental expenses, including CAM, were $158 million for fiscal 2007 and $124 million through the first three quarters of fiscal 2008. We expect total CAM expenses to continue to increase due to annual inflationary adjustments and as long-term leases come up for renewal at current market rates in excess of original lease terms.

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
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to refresh, expand, relocate or close. We closed 25 PacSun stores in fiscal 2007. Through November 1, 2008, we closed 27 PacSun and PacSun Outlet stores and currently anticipate closing an additional 11 stores in the fourth quarter of fiscal 2008.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, our occupancy of retail stores, services to be provided by us, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.
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
New Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements for the quarter ended November 1, 2008, which note is incorporated herein by this reference.
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past. There can be no assurance that our business will not be affected by inflation in the future.
Seasonality and Quarterly Results
Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, excluding sales generated by new and relocated/expanded stores, approximately 44% of our net sales have occurred in the first half of the fiscal year and approximately 56% have occurred in the second half, with the Christmas and back-to-school selling periods together accounting for approximately 30% of our annual net sales and a higher percentage of our operating income. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including unfavorable economic conditions and decreases in consumer spending; the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, refreshes, expansions and relocations; competitive factors; calendar shifts that impact holiday and back to school selling periods; and weather conditions.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. Direct borrowings under the credit facility bear interest at the Administrative Agent’s alternate base rate or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. At November 1, 2008, there were $43 million in direct borrowings outstanding under our credit facility. We did not borrow under the credit facility at any time during fiscal 2007. Based on the interest rate of 3.6% on our credit facility at November 1, 2008, if interest rates on the credit facility were to increase by 10%, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $2,000 per year. We are not a party with respect to derivative financial instruments.
ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Security and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the periodic reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 1, 2008.
No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
For information on legal proceedings, see “Litigation” within Note 11 to the condensed consolidated financial statements for the quarter ended November 1, 2008, which is incorporated by reference in response to this Item 1.
Item 1A — Risk Factors
We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended February 2, 2008. Our risk factors, as amended, are included below in this Item 1A.
The current volatility in the U.S. economy has adversely affected consumer spending, which could negatively impact our business, operating results and stock price. Our business operations and financial performance depend significantly on general economic conditions and their impact on levels of consumer spending. Consumer spending is impacted by a number of factors, including consumer confidence in the strength of the general economy, fears of economic recession or depression, the availability and cost of consumer credit, the cost of basic necessities such as food, fuel and housing, inflation and unemployment levels. Current unfavorable economic conditions in the U.S. have resulted in an overall slowing in the retail sector because of decreased consumer spending, which may continue to decline for the foreseeable future. The cost of purchased merchandise may increase as economies of scale are eroded by decreased global demand, and as other costs increase. These and other economic factors could have a material adverse effect on demand for our merchandise and on our financial condition and results of operations.
We are also dependent upon the continued popularity of malls as a shopping destination and the ability of shopping mall anchor tenants and other attractions to generate customer traffic. A continued slowdown in the U.S. economy or an uncertain economic outlook could continue to lower consumer spending levels and cause a decrease in shopping mall traffic, each of which would adversely affect our sales results and financial performance.
Our comparable store net sales results will fluctuate significantly, which can cause volatility in our operating performance and stock price. Our comparable store net sales results have fluctuated significantly on a monthly, quarterly, and annual basis, and are expected to continue to fluctuate in the future. For example, over the past five years, monthly comparable store net sales results for our PacSun and PacSun Outlet stores have varied from a low of minus 16% to a high of plus 16%. A variety of factors affect our comparable store net sales results, including unfavorable economic conditions and decreases in consumer spending, changes in fashion trends and customer preferences, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, and weather conditions. Our comparable store net sales results for any particular fiscal month, quarter or year may decrease. As a result of these or other factors, our comparable store net sales results, both past and future, are likely to have a significant effect on the market price of our common stock and our operating performance, including our use of markdowns and our ability to leverage operating and other expenses that are somewhat fixed.
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
Our net sales, operating income and inventory levels fluctuate on a seasonal basis. We experience major seasonal fluctuations in our net sales and operating income, with a significant portion of our operating income typically realized during the third quarter back to school and fourth quarter holiday season. Any decrease in sales or margins during these periods could have a disproportionately adverse effect on our financial condition and results of operations. Seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We generally carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling inventory during this period, we may have to sell the inventory at significantly reduced prices, which may adversely affect profitability.
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
We continue to reinvest in our existing store base, which may not result in improved operating performance. We believe that store design is an important element in the customer shopping experience. Many of our stores have been in operation for many years and have not been updated or renovated since opening. Some of our competitors are in the process of updating, or have updated, their store designs, which may make our stores appear less attractive in comparison. We have been reinvesting in our stores in an attempt to update the look of our stores and improve their productivity. This process carries additional risks such as higher than anticipated construction costs, lack of customer acceptance, and lower store productivity than planned or anticipated, among others. There can be no assurance that this process will prove successful in improving operational results or that we can achieve meaningful results within our existing or planned capital budgets or in an adequate timeframe. Any inability on our part to successfully implement new store designs in a timely manner could have a material adverse effect on our business, financial condition and results of operations.
Our future growth depends, in part, on our ability to open and operate new/existing stores that achieve acceptable levels of profitability. Any failure to do so may negatively impact our stock price and operational performance. Our stores are located principally in enclosed regional shopping malls. PacSun is a relatively mature concept with limited domestic opportunities to open new stores in such malls. There can be no assurance that we will be able to successfully operate existing stores or open and operate new stores that will enable us to continue to grow profitably. Any inability to sustain future long-term growth opportunities could have a material adverse impact on our business, stock price, financial condition and results of operations.
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
Our customers may not prefer our proprietary brand merchandise, which may negatively impact our profitability. For our PacSun and PacSun Outlet stores, sales from proprietary brand merchandise accounted for approximately 30% of net sales in fiscal 2007 and approximately 37% of net sales for the first three quarters of fiscal 2008. There can be no assurance that we will be able to achieve increases in proprietary brand merchandise sales as a percentage of net sales. Because our proprietary brand merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise changes significantly (up or down), may have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations.

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
The loss of key personnel could have a material adverse effect on our business at any time. Our continued success is dependent to a significant degree upon the services of our key personnel, particularly our executive officers. The loss of the services of any member of our senior management team could have a material adverse effect on our business, financial condition and results of operations. Our success in the future will also be dependent upon our ability to attract and retain qualified personnel. In this regard, we have historically used stock awards as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention and provide competitive compensation and benefit packages. As a result of the decline in our stock price in recent periods, most of our employee stock options have exercise prices in excess of our current stock price, which reduces their value and could affect our ability to retain present, or attract prospective employees. Our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operations.
Adverse outcomes of litigation matters could significantly affect our operating results. We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not have a material adverse effect upon our results of operations or financial condition. However, our assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against us not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation.
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
Our stock price can fluctuate significantly due to a variety of factors, which can negatively impact our total market value. The market price of our common stock has fluctuated substantially and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning us or our competitors, net sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates made by management or analysts, or changes in accounting policies, unfavorable economic conditions, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the recent distress in the financial markets has resulted in extreme price and volume volatility. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.
Any material failure, interruption or security breach of our computer systems or information technology may adversely affect the operation of our business and our financial results. We are dependent on our computer systems and information technology to properly conduct business. A failure or interruption of our computer systems or information technology could result in the loss of data, business interruptions or delays in our operations. Also, despite our considerable efforts and technological resources to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. Any security breach of our computer systems or information technology may result in adverse publicity, loss of sales and profits, damages, fines or other loss resulting from misappropriation of information.
In addition, while we regularly evaluate our information systems capabilities and requirements, there can be no assurance that our existing information systems will be adequate to support the existing or future needs of our business. We may have to undertake significant information system implementations, modifications and/or upgrades in the future at significant cost to us. Such projects involve inherent risks associated with replacing and/or changing existing systems, such as system disruptions and the failure to accurately capture data, among others. Information system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our business, results of operations and financial condition.
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
For information on common share repurchases, see Note 12 to the condensed consolidated financial statements for the quarter ended November 1, 2008, which is incorporated by reference in this Item 2.
Item 3 — Defaults upon Senior Securities
None.
Item 4 — Submission of Matters to a Vote of Security Holders
None.
Item 5 — Other Information
None.
Item 6 — Exhibits

Exhibit 3.1	Third Amended and Restated Articles of Incorporation of the Company (1)

Exhibit 3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company (2)

Exhibit 3.3	Fourth Amended and Restated Bylaws of the Company (3)

Exhibit 31.1	Written statement of Sally Frame Kasaks pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Written statement of Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Written statements of Sally Frame Kasaks and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Note Reference:

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 31, 2004

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 24, 1998

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2008

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: December 9, 2008	/s/ SALLY FRAME KASAKS
Sally Frame Kasaks
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2008	/s/ MICHAEL L. HENRY
Michael L. Henry
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit 3.1	Third Amended and Restated Articles of Incorporation of the Company (1)

Exhibit 3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company (2)

Exhibit 3.3	Fourth Amended and Restated Bylaws of the Company (3)

Exhibit 31.1	Written statement of Sally Frame Kasaks pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Written statement of Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Written statements of Sally Frame Kasaks and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Note Reference:

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 31, 2004

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 24, 1998

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 26, 2008