Form 10-K
period 2009-01-31
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2009-04-01
CIK 874841

United States
Securities and Exchange Commission
Washington, DC 20549
FORM 10-K

(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: January 31, 2009 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-21296

PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

California	95-3759463
(State of incorporation)	(I.R.S. Employer Identification No.)

3450 E. Miraloma Ave., Anaheim, CA	92806
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(714) 414-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:
None

•	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

•	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

•	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

•	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of August 2, 2008, the last business day of the most recently completed second quarter, was approximately $562 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

On March 25, 2009, the registrant had 65,696,961 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

PART I

ITEM 1. BUSINESS

Pacific Sunwear of California, Inc. (together with its wholly owned subsidiaries, the “Company,” “Registrant,” “we,” “us,” or “our”) is a leading lifestyle specialty retailer rooted in the youth culture and fashion vibe of Southern California. We operate a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.”

The Company, a California corporation, was incorporated in August 1982. As of January 31, 2009, we leased and operated 932 stores among all 50 states and Puerto Rico, comprised of 3,587,683 square feet. At the beginning of fiscal 2008, we had operated 153 demo stores which specialized in fashion-focused streetwear apparel. On February 3, 2008, we began inventory liquidation sales in these stores and closed all our demo stores by the end of our first quarter of fiscal 2008 ended May 3, 2008 (see Note 2 to the Consolidated Financial Statements). The general discussion of our business that follows focuses on our go-forward PacSun business.

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

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks

2009	January 30, 2010	52
2008	January 31, 2009	52
2007	February 2, 2008	52
2006	February 3, 2007	53
2005	January 28, 2006	52
2004	January 29, 2005	52

Our Mission and Strategies

Our mission is to be a leading lifestyle specialty retailer rooted in the youth culture and fashion vibe of Southern California. Our objective is to be a “Branded House of Brands” that sells casual apparel with a limited selection of accessories and footwear designed to meet the needs of teens and young adults. We believe our customers continually seek newness in their everyday wear and want to stay current with, or ahead of, emerging fashion trends. We offer a targeted assortment of apparel for Young Mens and Juniors (Girls), accessories and an edited assortment of footwear designed to meet the fashion needs of our customers. We believe the following items are the key strategic elements in executing to our stated mission:

Strong Focus on Apparel. In recent years, apparel has represented approximately two-thirds of our total merchandise assortment with the remaining one-third comprised of accessories and footwear. Much of our same-store sales growth had been driven by an expanding assortment of accessories and footwear. However, late in fiscal 2006, we determined that the inventory density in our stores was negatively impacting our ability to provide an effective merchandising presentation. As the performance of the accessory and footwear categories deteriorated in fiscal 2006 and 2007, we began actively reducing the overall penetration of these categories to our total merchandise assortment. For fiscal 2008, apparel represented approximately 83% of the then-current sales mix while non-apparel (accessories and footwear) represented the remaining 17% on a combined basis. Apparel has demonstrated significantly greater consistency in same-store sales and merchandise margin performance than accessories and footwear in the last two

2     Pacific Sunwear of California, Inc. Form 10-K 2008

years. While we believe that accessories and a limited assortment of footwear remain important to our overall merchandising presentation as a differentiating factor, we intend to place a greater emphasis on the apparel portion of our business in the future. We expect that apparel will represent approximately 85% of our total merchandise sales for fiscal 2009 with non-apparel (accessories and footwear) comprising no more than a combined 15%. Our goal is to deliver improved merchandise margins and inventory turns by focusing our efforts more heavily on apparel.

Drive Improved Store Productivity. We believe that over time there are significant opportunities to improve the productivity of our stores. For fiscal 2008, our sales per square foot were approximately $339, while many competitors in our peer group have exceeded $500 per square feet in recent years. Our ratio of Juniors apparel to Young Mens apparel within our stores is also significantly lower than our peer group. While our apparel assortment has historically been more heavily weighted toward Young Mens, our peer group has typically had a greater percentage of their assortments focused on Juniors. Our goal is to improve the overall productivity of our stores through our stronger emphasis on apparel versus accessories and footwear, rebalancing our merchandise assortment to be equally split between Juniors and Young Mens, improving the proprietary brand penetration within Juniors to at least 50%, and updating the appearance of our stores over time through our store refresh program (discussed in more detail below).

Deliver a Compelling Customer Shopping Experience. During the past five fiscal years, we have undertaken a store refresh program wherein we reinvest new capital into existing stores in order to update the appearance of these stores. Primary elements of the refresh program include a remodeled store front, upgraded sound and lighting systems, an iconic tee shirt rotunda that prominently displays our large assortment of branded tee shirts, redesigned fitting rooms that no longer open directly onto the sales floor, and improved fixtures that provide a more open presentation of folded merchandise on tables rather than hanging merchandise on racks and gondolas. To date, we have updated approximately 20% of our total store fleet. We have found that this reinvestment generally has produced higher sales, improved merchandise margins, and resulted in a larger penetration of sales to Juniors versus our non-refreshed store fleet. Due to the current economic environment, we have significantly scaled back our store refresh program from our target of approximately 50-75 stores per year. In 2009, we currently plan to refresh three stores.

In addition to the refresh program, we promote the brand image of our stores through in-store marketing, in-store promotional events in cooperation with key vendors, and national print advertising in major magazines that target teens and young adults. In 2006, we began sponsoring the U.S. Amateur Surf Team and, in 2007, we added sponsorship of the U.S. Amateur Snowboarding Team. We believe these sponsorships reflect our commitment to the action-sports industry while also providing pertinent in-store marketing imagery. We also introduce new product to our stores on a regular basis that frequently coordinates with planned promotions or campaigns to highlight certain brands or product categories.

Merchandising

Merchandise. Our stores offer a broad selection of casual apparel, related accessories and footwear for Young Mens and Juniors, with the goal of being viewed by our customers as the dominant retailer for their lifestyle. The following tables set forth our merchandise assortment as a percentage of net sales for the most recent three fiscal years for our PacSun business:

	2008	2007	2006

Young Mens Apparel	41%	38%	37%
Juniors Apparel	42%	33%	29%
Accessories	13%	17%	20%
Footwear	4%	12%	14%

Total	100%	100%	100%

Pacific Sunwear of California, Inc. Form 10-K 2008     3

Customer-focused Product Mix. While liquidating footwear during fiscal 2008, we found that stores located in lower-tiered malls or strip centers catered to a customer base with a preference for value in addition to fashion. Recognizing an opportunity in the current difficult economic environment, we began experimenting with a more value-oriented assortment in these stores to include additional apparel promotions and key opening price point products from our core PacSun stores. After making these adjustments in product mix, most of these locations experienced modest improvements in sales and gross margin. As a result, while we operate and manage one single business concept (PacSun), we allocate product for our stores under two distinct strategies: Core and Value. Our Core stores cater to a fashion-focused customer, are comprised of approximately 525 locations in A and B grade malls, and average approximately $1.5 million in annual sales. The remaining Value stores, including our Outlet stores, cater to a more value-focused customer. These stores are located in C and D grade malls and off-mall locations and average approximately $1.0 million in annual sales. Core and Value stores have similar merchandising assortments managed under the same merchandising leadership, but are targeted from a pricing perspective to meet the different needs of the fashion-focused and/or value-focused customer. For fiscal 2008, our Core stores represented approximately two-thirds of our total sales while Value stores comprised the remaining one-third of our total sales.

Brands. We offer a wide selection of well-known action-sport inspired name brands, such as Billabong/Element (collectively, “Billabong brands”), Quiksilver/Roxy/DC Shoes (collectively, “Quik brands”), Fox Racing, Volcom and Hurley, among others. In addition, we continually cultivate relationships to add and support up-and-coming new brands, even if they are not of sufficient size to deliver to our stores on a nationwide basis. As a percentage of total net sales during fiscal 2008, Billabong brands accounted for 11% and Quik brands accounted for 10%. The next largest brand, Fox Racing, accounted for 9% of total net sales during fiscal 2008.

We supplement our name brand offerings with our proprietary brands, including Bullhead, Kirra, Kirra Girl, Vurt and Nollie. Proprietary brands provide us with an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise, capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and exercise a greater degree of control over the flow of our merchandise. Our own product design group, in collaboration with our buying staff, designs our proprietary brand merchandise. Our sourcing organization oversees the manufacture and delivery of our proprietary brand merchandise, with manufacturing sourced both domestically and internationally. Our proprietary brand merchandise sales accounted for approximately 38%, 30%, and 30% of total net sales in fiscal 2008, 2007, and 2006, respectively.

We believe there are opportunities to drive incremental sales by placing a greater emphasis on apparel, particularly within our Juniors business. We believe that the Juniors customer shops more frequently than the Young Mens customer, giving us additional sales opportunities with Juniors. We have also found that our Juniors customers are more fashion driven than brand driven, providing additional opportunities to increase our proprietary brand penetration within Juniors. As a result, during fiscal 2008, we began delivering a Juniors assortment that was approximately equally balanced between branded and proprietary goods versus our historical approach of being 65% or more branded. Same-store sales of Juniors apparel merchandise has increased 21% and 20% for fiscal 2008 and 2007, respectively, as we have made this transition. We expect our Young Mens business to remain more heavily branded (approximately 70%). It is important to note that while we have increased our overall proprietary penetration within Juniors, our brands remain very important to us as a key differentiator versus our peer group that is largely proprietary in nature.

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

4     Pacific Sunwear of California, Inc. Form 10-K 2008

We have cultivated our proprietary brand sources with a view toward high-quality merchandise, production reliability and consistency of fit. We source our proprietary brand merchandise both domestically and internationally in order to benefit from the lower costs associated with off-shore manufacturing and the shorter lead times associated with domestic manufacturing.

Buying, Planning, Allocation and Distribution. Our buyers are responsible for reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends, and selecting branded and proprietary brand merchandise styles in quantities, colors and sizes to meet inventory levels established by Company management. Our planning and allocation department is responsible for management of inventory levels by store and by class, allocation of merchandise to stores and inventory replenishment based upon information generated by our merchandise management information systems. These systems provide the planning department with current inventory levels at each store and for the Company as a whole, as well as current selling history within each store by merchandise classification and by style. See “Information Technology.”

All merchandise is delivered to our distribution facility in Olathe, Kansas where it is inspected, received, allocated to stores, ticketed when necessary, and boxed for distribution to our stores or packaged for delivery to our internet customers. Each store is typically shipped merchandise three to five times a week, providing it with a steady flow of new merchandise. We use a national and a regional small package carrier to ship merchandise to our stores and internet customers. We may occasionally use air freight to ship merchandise to stores when necessary.

E-commerce. We sell essentially the same selection of merchandise carried in our stores online at www.pacsun.com. We seek specific opportunities to expand our online assortments, so not all products carried online will always be found in our stores. We maintain a substantial database of e-mail addresses that we use for marketing purposes. We also advertise our website as a shopping destination on certain internet portals and search engines and market our website in our stores using in-store signage, merchandise bags and receipts. Our internet strategy benefits from the nationwide retail presence of our stores, the strong brand recognition of PacSun, a loyal and internet-savvy customer base, the participation of our key brands and the ability to return merchandise to our stores. Internet sales represented just over 4% of our total sales during fiscal 2008.

Stores

Locations. We operate stores in each of the 50 states and Puerto Rico. For a geographical breakdown of stores by state, see Item 2, “Properties.”

Real Estate Strategy. Prior to fiscal 2007, the Company grew rapidly with over 50 new store openings per year. During fiscal 2008, the rate of new store growth slowed significantly (16 new stores) as we recognized that new opportunities for productive mall-based stores were decreasing due to the overall size of our PacSun store chain. While we continue to seek appropriate new store opportunities, we believe that we can, over time, more profitably operate our existing stores through our stronger focus on apparel and strategic reinvestment in our most productive locations through our store refresh program as opposed to continuing to open new stores in tertiary markets or lower-grade malls. We also continue to evaluate existing stores and will continue to close underperforming stores when appropriate. This shift in strategy will result in significantly fewer new store openings than in the recent past (likely five or less per year going forward) and an increased number of store closures (approximately 35-50 per year in the normal course of business over the next three years). Specifically for fiscal 2009, we currently plan to open approximately three new stores, expand/relocate approximately nine stores and refresh three stores while closing 35-50 stores at lease expiration or through available lease kick-out clauses. A kick-out clause relieves us of any future obligation under a lease if specified sales levels for our stores or mall occupancy targets are not achieved by a specified date. The actual number of store closures will be subject to our ongoing business performance review of our stores and specific negotiations with landlords.

Pacific Sunwear of California, Inc. Form 10-K 2008     5

Our store site selection strategy is to locate our stores primarily in high-traffic, regional malls serving markets that meet our demographic criteria, including average household income and population density. We also consider mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. We currently seek store locations of approximately 3,500-4,500 square feet. For details concerning average costs to build and stock new and relocated stores in fiscal 2008, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

We believe the key to improving our profitability is driving improved store productivity. Store productivity is dependent upon a number of factors, including sufficient demand for our merchandise, our ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply, and hire and train qualified management and other employees.

Store Operations. Our stores are open for business during mall shopping hours. Each store has a manager, one or more assistant managers, and approximately six to twelve part-time sales associates. District managers supervise approximately 12 stores and approximately 10 district managers report to a regional director. District and store managers participate in a bonus program based on achieving predetermined metrics, including sales and inventory shrinkage targets. We have well-established store operating policies and procedures and in-store training for new managers. We place great emphasis on loss prevention programs in order to control inventory shrinkage. These programs include the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention, and monitoring of returns, voids and employee sales. As a result of these programs, our historical inventory shrinkage rates have been below 1.9% of net sales at retail (0.6% at cost).

Competition

The retail apparel, accessory and footwear business is highly competitive. Our stores compete on a national level with certain leading specialty retail chains as well as certain department stores that offer the same or similar brands and styles of merchandise. Our PacSun stores compete nationally with Abercrombie and Fitch, Hollister, American Eagle Outfitters, Aeropostale, The Buckle, Urban Outfitters and others as well as a wide variety of regional and local specialty stores. Many of our competitors are larger than we are and have significantly greater resources available to them than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.

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

Information Technology

Our merchandise, financial and store computer systems are fully integrated and operate using primarily IBM equipment. Our software is upgraded or modified as needs arise or change. Our information systems provide Company management, buyers and planners with data that helps them identify emerging trends and manage inventories. These systems include purchase order management, open order reporting, open-to-buy, receiving, distribution, merchandise allocation, basic stock replenishment, inter-store transfers, and inventory and price management. Company management uses daily and weekly item sales reports to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventory levels and are frequently revised to reflect changes in demand for a particular item or classification.

6     Pacific Sunwear of California, Inc. Form 10-K 2008

All of our stores have a point-of-sale system operating on IBM in-store computer hardware. The system features bar-coded ticket scanning, automatic price look-up, electronic check and credit/debit authorization, and automatic nightly transmittal of data between the store and our corporate office. Each of the regional directors and district managers uses a laptop computer and can instantly access appropriate or relevant Company-wide information, including actual and budgeted sales by store, district and region, transaction information and payroll data. We believe our management information systems are adequate to support our business through the foreseeable future.

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

Employees

At the end of fiscal 2008 and after giving effect to the cost reduction actions we announced on January 28, 2009 (see “Management’s Discussion and Analysis — Cost Reduction Actions” included in Part II, Item 7 of this Annual Report on Form 10-K), we had approximately 11,000 employees, of whom approximately 7,500 were part-time. Of the total employees, approximately 600 were employed at our corporate headquarters and distribution centers. A significant number of seasonal employees are hired during peak selling periods. None of our employees are represented by a labor union, and we believe that our relationships with our employees are good.

Executive Officers. Set forth below are the names, ages, titles, and certain background information of persons serving as executive officers of the Company as of March 31, 2009:

Executive Officer	Age	Title

Sally Frame Kasaks	64	Chief Executive Officer and Chairman of the Board
Michael L. Henry	38	Sr. Vice President, Chief Financial Officer and Secretary

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

Michael L. Henry was appointed Senior Vice President, Chief Financial Officer and Secretary of the Company in January 2008. In this position, he has responsibility for all aspects of the Company’s financial planning and reporting, treasury, tax, insurance, investor relations, real estate, facilities and loss prevention functions. Prior to that, he served as Interim Chief Financial Officer from November 2007 to January 2008, and Vice President, Controller from February 2006 to November 2007. Mr. Henry joined the Company in September 2000 as Controller. Prior to joining the Company, he served Deloitte & Touche LLP for six years in its audit practice. Mr. Henry is a certified public accountant.

Pacific Sunwear of California, Inc. Form 10-K 2008     7

ITEM 1A.	RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	forecasts of future store closures, expansions, relocations and store refreshes, including planned fiscal 2009 activities

•	forecasts of future comparable store net sales, gross margins, inventory levels and selling, general and administrative expenses

•	the sufficiency of working capital, operating cash flows and available credit to meet our operating and capital expenditure requirements

•	expectations regarding our capital expenditure plans for fiscal 2009 and for the following few years

•	expectations regarding future borrowings and repayments under our credit facility and cash balances at fiscal year-end

•	expectations regarding future increases in common area maintenance (CAM) expenses

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

Our comparable store net sales results will fluctuate significantly, which can cause volatility in our operating performance and stock price. Our comparable store net sales results have fluctuated significantly on a monthly, quarterly, and annual basis, and are expected to continue to fluctuate in the future. For example, over the past five

8     Pacific Sunwear of California, Inc. Form 10-K 2008

years, monthly comparable store net sales results for our stores have varied from a low of minus 16% to a high of plus 16%. A variety of factors affect our comparable store net sales results, including unfavorable economic conditions and decreases in consumer spending, changes in fashion trends and customer preferences, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, and weather conditions. Our comparable store net sales results for any particular fiscal month, quarter or year may decrease. As a result of these or other factors, our comparable store net sales results, both past and future, are likely to have a significant effect on the market price of our common stock and our operating performance, including our use of markdowns and our ability to leverage operating and other expenses that are somewhat fixed.

Our failure to identify and respond appropriately to changing consumer preferences and fashion trends in a timely manner could have a material adverse impact on our business and profitability. Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise at competitive prices and in adequate quantities that satisfies customer demand in a timely manner. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on our same store sales results, gross margins, operating margins, financial condition and results of operations. Misjudgments or unanticipated fashion changes could also have a material adverse effect on our image with our customers. Some of our vendors have limited resources, production capacities and operating histories and some have intentionally limited the distribution of their merchandise. The inability or unwillingness on the part of key vendors to expand their operations to accommodate our merchandising requirements, or the loss of one or more key vendors or proprietary brand sources for any reason, could have a material adverse effect on our business.

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

Our reinvestment in our existing store base may not result in improved operating performance and the deceleration of our store refresh program in fiscal 2009 may cause many of our stores to become less attractive to customers. We believe that store design is an important element in the customer shopping experience. Many of our stores have been in operation for many years and have not been updated or renovated since opening. Some of our competitors are in the process of updating, or have updated, their store designs, which may make our stores appear less attractive in comparison. During the past five fiscal years, we have undertaken a store refresh program where we reinvest new capital into our existing stores in an attempt to update the look of our stores and improve their productivity. This process carries additional risks such as higher than anticipated construction costs, lack of customer acceptance, and lower store productivity than planned or anticipated, among others. There can be no

Pacific Sunwear of California, Inc. Form 10-K 2008     9

assurance that our refresh program will prove successful in improving operational results or that we can achieve meaningful results within our existing or planned capital budgets or in an adequate timeframe. Any inability on our part to successfully implement new store designs in a timely manner could have a material adverse effect on our business, financial condition and results of operations. In addition, due to the current economic environment, we have significantly scaled back our store refresh program from our target of approximately 50-75 stores per year to three stores in fiscal 2009. This deceleration of our store refresh program may cause our stores to become less attractive to customers, which will have a material adverse effect on our business, financial condition and results of operations.

Our business depends on our ability to operate existing stores that achieve acceptable levels of profitability. Any failure to do so may negatively impact our stock price and operational performance. Our stores are located principally in enclosed regional shopping malls. PacSun is a relatively mature concept with limited domestic opportunities to open new stores in such malls. The rate of our new store openings has declined significantly over recent years, and we expect to open no more than five stores per year going forward. We believe that we can, over time, more profitably operate our existing stores through strategic reinvestment in our most productive locations as opposed to continuing to open new stores in tertiary markets or lower-grade malls. There can be no assurance, however, that we will be able to successfully operate existing stores in a manner that will enable us to achieve acceptable levels of profitability, especially due to the expected deceleration of our store refresh program during fiscal 2009. Any inability to profitably operate our existing stores will have a material adverse impact on our business, stock price, financial condition and results of operations.

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

Our customers may not prefer our proprietary brand merchandise, which may negatively impact our profitability. Sales from proprietary brand merchandise accounted for approximately 38%, 30%, and 30% of net sales in fiscal 2008, 2007 and 2006, respectively. There can be no assurance that we will be able to achieve increases in proprietary brand merchandise sales as a percentage of net sales. Because our proprietary brand merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise changes significantly (up or down), may have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations.

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

In addition, the current economic crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major vendors cannot be predicted. Current unfavorable economic conditions have resulted in

10     Pacific Sunwear of California, Inc. Form 10-K 2008

a tightening in the credit markets, decreased the level of liquidity in many financial markets and resulted in significant volatility in the credit and equity markets. These conditions may make it difficult for our key vendors to obtain adequate or historical levels of capital to purchase necessary raw materials or otherwise finance their manufacturing activities. In addition, given the severity of the current economic downturn, key vendors may become insolvent, may seek bankruptcy protection or be forced to file for bankruptcy. If any of these conditions occur, we may experience delays in the delivery of, or our vendors may fail to deliver, our merchandise, which would a have an adverse impact on our results of operation.

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

Pacific Sunwear of California, Inc. Form 10-K 2008     11

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

The effects of terrorism or war could significantly impact consumer spending and our operational performance. The majority of our stores are located in regional shopping malls. Any threat or actual act of terrorism, particularly in public areas, could lead to lower customer traffic in regional shopping malls. In addition, local authorities or mall management could close regional shopping malls in response to any immediate security concern. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales. Additionally, war or the threat of war could significantly diminish consumer spending, resulting in decreased sales. Decreased sales would have a material adverse effect on our business, financial condition and results of operations. As we source our product globally, any threat or actual act of terrorism or war could cause a disruption to our inventory supply which could have a material adverse effect on our business, results of operations and financial condition.

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

*************

12     Pacific Sunwear of California, Inc. Form 10-K 2008

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate retail apparel stores in all 50 states and Puerto Rico. We lease our retail stores under operating lease agreements with initial terms of approximately ten years that expire at various dates through January 2021. For more information concerning our store operating lease commitments, see Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.

Our corporate office is located in Anaheim, California and encompasses a total of approximately 150,000 square feet. In fiscal 2008, we consolidated our distribution function within our existing facility in Olathe, Kansas, which comprises approximately 400,000 square feet. We believe this facility is capable of servicing our operational needs through fiscal 2009. We sold our 300,000 square foot distribution center in Anaheim, California in November 2008.

At the end of fiscal 2008, the geographic distribution of our 932 stores was as follows:

Alabama	13

Alaska	3

Arizona	22

Arkansas	5

California	118

Colorado	22

Connecticut	10

Delaware	4

Florida	70

Georgia	19

Hawaii	9

Idaho	6

Illinois	28

Indiana	18

Iowa	9

Kansas	7

Kentucky	8

Louisiana	11

Maine	5

Maryland	19

Massachusetts	23

Michigan	26

Minnesota	16

Mississippi	6

Missouri	17

Montana	4

Nebraska	4

Nevada	10

New Hampshire	7

New Jersey	24

New Mexico	7

New York	37

North Carolina	24

North Dakota	4

Ohio	33

Oklahoma	9

Oregon	13

Pennsylvania	51

Rhode Island	2

South Carolina	12

South Dakota	2

Tennessee	17

Texas	70

Utah	11

Vermont	4

Virginia	26

Washington	25

West Virginia	8

Wisconsin	18

Wyoming	2

Puerto Rico	14

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

Pacific Sunwear of California, Inc. Form 10-K 2008     13

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “PSUN”. The following table sets forth for the quarterly periods indicated the high and low sale prices per share of the common stock as reported by NASDAQ:

	Fiscal 2008		Fiscal 2007

	High	Low	High	Low

1st Quarter	$14.04	$10.62	$23.11	$16.94
2nd Quarter	$13.23	$7.00	$23.06	$15.62
3rd Quarter	$8.76	$2.54	$18.60	$13.00
4th Quarter	$3.53	$0.72	$16.99	$8.87

As of March 20, 2009, the number of holders of record of common stock of the Company was 159. We have never declared or paid any dividends on our common stock as our credit facility prohibits the payment of dividends.

14     Pacific Sunwear of California, Inc. Form 10-K 2008

THE FOLLOWING PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE “FILED” WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total return on the Company’s common stock with the cumulative total return of the CRSP Total Return Index for the NASDAQ Stock Market (U.S. Companies) (“NASDAQ Market Index”) and the CRSP Total Return Industry Index for the NASDAQ Retail Trade Stocks (“Retail Index”) for the period commencing on January 31, 2004 and ending on January 31, 2009.

Comparison of Cumulative Total Return from January 31, 2004 through January 31, 2009(1)

Calculated Returns(1)	01/31/04	01/29/05	01/28/06	02/03/07	02/02/08	01/31/09

Pacific Sunwear	100	105	105	87	52	5
NASDAQ Market Index	100	100	113	121	117	58
Retail Index	100	121	129	143	126	81

(1) Returns are calculated based on the premise that $100 is invested in each of PacSun stock, the NASDAQ Market Index and the Retail Index on January 31, 2004, and that all dividends (if any) were reinvested. Over a five year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each PacSun fiscal year. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Common Stock Repurchase and Retirement – The Company repurchased 5,347,544 shares of its common stock during fiscal 2008 but did not repurchase any shares of its common stock during the fourth quarter of fiscal 2008. Information regarding our common stock repurchase activity for fiscal 2008 is contained in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K, which note is incorporated herein by this reference.

In its discretion, our Board of Directors authorized a stock repurchase plan in July 2008 as a means to reduce our overall number of shares outstanding, thereby providing greater value to our shareholders through increased earnings per share. The Company ended fiscal 2008 with approximately $48 million available under the stock repurchase plan. The repurchase authorization does not expire until all authorized funds have been expended. We do not expect the impact of the stock repurchases we have made to be significant to our overall liquidity needs as we expect sufficient cash flows from operations in the future to finance our operations. The Company does not currently plan to make additional share repurchases during fiscal 2009.

Pacific Sunwear of California, Inc. Form 10-K 2008     15

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated income statement data for each of fiscal 2008, 2007 and 2006, and consolidated balance sheet data as of the end of fiscal 2008 and 2007, are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected consolidated operating data below should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated income statement data for all years presented excludes the financial impact of the Company’s former demo and One Thousand Steps concepts due to the designation of these operations as discontinued operations during the first quarter of fiscal 2008 and the fourth quarter of fiscal 2007, respectively. The consolidated income statement data for fiscal 2005 and 2004, as well as the consolidated balance sheet data as of the end of fiscal 2006, 2005 and 2004, are derived from audited consolidated financial statements of the Company, which are not included herein. All amounts presented below are in millions, except per share and selected consolidated operating data.

	Fiscal Year

	2008	2007	2006	2005	2004

Consolidated Income Statement Data:
Net sales	$1,255	$1,306	$1,241	$1,206	$1,081
Gross margin (after buying, distribution and occupancy costs)	320	414	407	453	404
Operating (loss)/income from continuing operations	(61)	70	101	188	160
(Loss)/ income from continuing operations	(39)	46	65	120	101
(Loss)/ income from continuing operations per share, diluted	$(0.59)	$0.65	$0.91	$1.59	$1.30

Consolidated Operating Data:
Comparable store net sales +/(-)(1)	(5.2)%	3.4%	(4.2)%	3.5%	7.5%
Average net sales($)/square foot(2)	$339	$350	$347	$370	$370
Average net sales($)/store (000s)(2)	$1,298	$1,334	$1,263	$1,369	$1,339
Stores open at end of period	932	954	965	907	828
Capital expenditures ($ million)	$81	$106	$158	$109	$82

Consolidated Balance Sheet Data:
Working capital	$98	$187	$195	$304	$258
Total assets	$570	$752	$773	$808	$678
Long-term debt	—	—	—	—	—
Shareholders’ equity(3)	$372	$483	$503	$547	$458

(1) Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening, relocation, expansion or conversion.

(2) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.

(3) The Company repurchased and retired common stock of $53 million, $99 million, $66 million, and $110 million during fiscal 2008, 2006, 2005, and 2004, respectively. The Company did not repurchase any common stock during fiscal 2007.

16     Pacific Sunwear of California, Inc. Form 10-K 2008

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report on Form 10-K. This MD&A excludes the financial statement impact of the discontinued demo and One Thousand Steps concepts (see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K). The MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” within Item 1A.

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

Store sales trends – We evaluate store sales trends in assessing the operational performance of our store expansion strategies. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store for each of fiscal 2008, 2007 and 2006 were $1.3 million. Average net sales per square foot were $339, $350 and $347 in fiscal 2008, 2007 and 2006, respectively.

Cash flow and liquidity (working capital) – We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Cash flows from operations for fiscal 2008, 2007 and 2006 (in millions) were $34, $116 and $162, respectively. Cash flows from operations for fiscal 2008 were significantly lower than in fiscal 2007 and 2006, primarily due to negative same-store sales results, higher markdown activity associated with those sales results, and lease termination charges associated with the closure of demo and One Thousand Steps stores. We believe that our working capital, cash flows from operating activities and intermittent credit facility borrowings will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.

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

Pacific Sunwear of California, Inc. Form 10-K 2008     17

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

Valuation of Inventories – Merchandise inventories are stated at the lower of average cost or market utilizing the retail method. At any given time, inventories include items that have been marked down to management’s best estimate of their fair market value. These estimates are based on a combination of factors, including current selling prices, current and projected inventory levels, current and projected rates of sell-through, known markdown and/or promotional events expected to create a permanent decrease in inventory value, estimated inventory shrink and aging of specific items. Reserves of approximately $3.5 million have been accrued against existing inventory at January 31, 2009 in consideration of these factors. Actual results have historically been within our expectations and the reserves established for such items. While we do not expect actual results to differ materially from our estimates, to the extent they do differ for any of these factors, we may have to record additional reserves in subsequent periods, which could reduce our gross margins and operating results.

Determination of Stock-Based Compensation Expense – We recognize stock-based compensation expense under the fair value recognition provisions of SFAS 123(R), “Share Based Payment.” Under the fair value recognition provisions of SFAS 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vesting method over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. We use the Black-Scholes option-pricing model to determine compensation expense. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See “Stock-Based Compensation” within Notes 1 and 5 to the consolidated financial statements included in this Annual Report on Form 10-K for a further discussion on stock-based compensation.

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

18     Pacific Sunwear of California, Inc. Form 10-K 2008

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

The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales and gross margin performance. If our sales or gross margin performance or other estimated operating results are not achieved at or above our forecasted level, the carrying value of certain of our retail stores may prove unrecoverable and we may incur additional impairment charges in the future.

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

Evaluation of Income Taxes – We account for income taxes under the asset and liability method as set forth in SFAS 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred income tax assets are reduced by a valuation allowance if, in the judgment of our management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available positive and negative evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If we subsequently determine that the carrying value of these assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

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

Pacific Sunwear of California, Inc. Form 10-K 2008     19

Results of Operations

The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal years indicated. The table and discussion that follows excludes the operations of the discontinued demo and One Thousand Steps concepts (see Note 2 to the consolidated financial statements). The discussion that follows should be read in conjunction with the following table:

	Fiscal Year

	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	74.5	68.3	67.3

Gross margin	25.5	31.7	32.7
Selling, general and administrative expenses	30.4	26.4	24.6

Operating (loss)/income from continuing operations	(4.9)	5.3	8.1
Other income, net	0.2	0.2	0.4

(Loss)/Income from continuing operations before income tax expense	(4.7)	5.5	8.5
Income tax (benefit)/expense	(1.5)	2.1	3.3

(Loss)/Income from continuing operations	(3.2)%	3.4%	5.2%

Number of stores open at end of period	932	954	965
Total square footage (in 000s)	3,588	3,658	3,664

Cost Reduction Actions

2008 was a difficult year for our Company and the retail industry as a whole. For fiscal 2009, we are expecting, and have planned for, continued negative same-store sales results throughout the year. We have implemented a series of actions to better position the Company in the current economic environment as follows:

•	Reduced planned inventory levels by at least 20 percent throughout the year, thereby significantly reducing the amount of cash that will be invested in inventory at any one point in time;

•	Reduced planned capital expenditures to not more than $30 million for the year, a reduction of over $50 million from the fiscal 2008 level; and

•	Reduced planned selling, general and administrative expenses by approximately $35 million versus the fiscal 2008 level (2008 includes total non-recurring impairment charges for goodwill and the Anaheim distribution center of approximately $15 million). These reductions are most prominently within headquarters, field management and payroll expenses. As part of the reduction in selling, general and administrative expenses, we announced a workforce reduction resulting in the elimination of approximately 11 percent of our headquarters and field management staff.

20     Pacific Sunwear of California, Inc. Form 10-K 2008

Fiscal 2008 Compared to Fiscal 2007

Net Sales

Net sales decreased to $1.25 billion in fiscal 2008 from $1.31 billion in fiscal 2007, a decrease of $51 million, or 3.9%. The components of this $51 million decrease in net sales are as follows:

$millions	Attributable to

$(63)	Negative (5)% decline in comparable store net sales in fiscal 2008 compared to fiscal 2007. In percentage terms, the average sale transaction in a comparable store was down 9% partially offset by a 4% increase in total transactions. For fiscal 2008, comparable store net sales were down 1% in the first half and 9% in the second half. Same-store sales declined more significantly in the second half of the year consistent with the overall economic downturn.

(28)	Store closures.

26	Increase due to non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base.

14	Increase in net sales attributable to e-commerce.

$(51)	Total

Comparable store net sales of Juniors apparel merchandise increased 21% and Young Mens apparel merchandise was flat as we shifted the merchandise mix away from accessories and footwear and expanded Juniors apparel. Comparable store net sales of accessories decreased approximately 27% and footwear decreased 76%. The decline in accessory comparable store net sales was primarily due to our decision to exit certain accessory categories during both fiscal 2008 and 2007 such as wallets, watches, belt buckles and home goods. The decline in the footwear business was primarily due to a significant decrease in comparable net store sales of sneakers. In January 2008, we announced our intention to largely exit the sneaker business. For fiscal 2008, footwear represented approximately 5% of total sales, which represents a 59% decrease in sales penetration versus the prior year. We expect apparel to represent approximately 85% of total sales for fiscal 2009 with non-apparel (consisting of accessories and limited footwear assortments) representing the remaining 15%.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, decreased to $320 million in fiscal 2008 from $414 million in fiscal 2007, a decrease of $94 million, or 22.7%. As a percentage of net sales, gross margin was 25.5% in fiscal 2008, a 6.2% decrease from 31.7% in fiscal 2007. The primary components of this 6.2% net decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to

(4.7)	Decline in merchandise margin from 50.1% in fiscal 2007 to 45.4% in fiscal 2008, or $85 million, due to increased markdowns and promotional activity associated with the precipitous decline in consumer spending and the overall economic environment, particularly in the latter half of fiscal 2008.

(1.4)	Increase in occupancy charges as a percentage of net sales to 15.5% ($194 million) in fiscal 2008 from 14.1% ($184 million) in fiscal 2007. Deleverage of occupancy costs as a result of the negative (5)% same-store sales result for fiscal 2008.

(0.1)	Increase in other costs.

(6.2)	Total

We expect consumer spending to continue to be negatively impacted throughout fiscal 2009 and we plan to manage our inventories to respond to this environment. At the end of fiscal 2008, inventories per square foot were down 30% in dollars and 19% in total units versus the end of fiscal 2007. We ended fiscal 2008 with average weeks of supply in stores of approximately 17 weeks versus having ended fiscal 2007 with average weeks of supply in stores of

Pacific Sunwear of California, Inc. Form 10-K 2008     21

approximately 22 weeks, a decline of just over 20%. We intend to maintain significantly reduced inventory levels versus the prior year (at least 20%) throughout fiscal 2009 until sales trends improve appreciably and consistently.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $381 million in fiscal 2008 from $344 million in fiscal 2007, an increase of $37 million, or 10.8%. As a percentage of net sales, these expenses increased to 30.4% from 26.4%. The components of this 4.0% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to

2.3	Increase in asset impairment charges, including a $15 million increase in store impairments, $8 million related to the materials handling equipment in the Company’s former Anaheim distribution center, and $6 million related to the impairment of goodwill.

0.7	Increase in payroll and payroll-related expenses ($2 million) due to deleveraging these expenses against the negative five percent same-store sales results. In dollars, store payroll expenses were down $0.6 million.

0.5	Increase in depreciation expense ($4 million), primarily due to the impact of accelerated depreciation associated with store closures and relocations, and new depreciation on existing stores from our refresh program.

0.5	Increase in other SG&A expenses.

4.0	Total

We evaluate the recoverability of the carrying amount of long-lived assets for all stores (primarily property, plant and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges for underperforming stores in fiscal 2009.

Goodwill Impairment

With the significant deterioration in the retail business climate as well as a large decline in the market value of our common stock during the third quarter of fiscal 2008, we determined an evaluation of goodwill recoverability was warranted. As a result of our assessment, we determined that the goodwill created in connection with our 1986 four-store acquisition in California and our 1997 fifteen-store acquisition in Florida was fully impaired and we recorded a non-cash goodwill impairment charge of approximately $6 million during fiscal 2008. After recording the impairment charge, we have no goodwill remaining on our consolidated balance sheet as of January 31, 2009.

Other Income, Net

For fiscal 2008, we recorded a gain on the sale of our former Anaheim distribution center of approximately $9 million. The sale of the distribution center closed in November 2008. In the fourth quarter of fiscal 2008, we committed to a plan to sell a parcel of land that had been held for future development. In connection with the planned sale, we recorded a non-cash impairment charge of $5 million associated with a reduction in the fair value of this land less estimated selling costs.

As of January 31, 2009, we held deferred compensation assets associated with our executive deferred compensation plan that are required to be measured at fair value on a recurring basis. Fair value is determined by the most recent publicly quoted market price of the securities at the balance sheet date. For fiscal 2008, we recorded a charge of $2 million to reflect the decline in fair value associated with these assets.

Net interest income was $0.1 million for fiscal 2008 compared to approximately $3 million for fiscal 2007. Interest income was lower in fiscal 2008 due to the Company having increased direct borrowings under our credit facility and

22     Pacific Sunwear of California, Inc. Form 10-K 2008

lower average cash balances compared to the prior year due to share repurchases, the payment of demo lease terminations and losses from continuing operations.

Income Taxes

Income tax benefit was $19 million in fiscal 2008 compared to income tax expense of $27 million in fiscal 2007. The effective income tax rate was 33.0% in fiscal 2008 and 36.9% in fiscal 2007, a decrease of 3.9%. The decrease in the effective income tax rate is primarily attributable to operating losses incurred in fiscal 2008 and to the establishment of a valuation allowance of $2.7 million against our state deferred tax assets related to Kansas state investment tax credits that may not be utilized before expiration. Our determination that we would not fully realize this deferred tax asset was based on the significant deterioration in the retail business climate resulting in revisions to our projected future taxable earnings in this jurisdiction. Our weighted average effective income tax rate will vary over time depending on a number of factors, such as differing average state income tax rates and changes in forecasted annual earnings.

Fiscal 2007 Compared to Fiscal 2006

Net Sales

Net sales increased to $1.31 billion in fiscal 2007 from $1.24 billion in fiscal 2006, an increase of $64 million, or 5.2%. The components of this $64 million increase in net sales are as follows:

$millions	Attributable to

$39	3.4% increase in comparable store net sales in fiscal 2007 compared to fiscal 2006.

37	Net sales from stores opened in fiscal 2006 while not yet included in the comparable store base in 2007.

10	Net sales from expanded or relocated stores not yet included in the comparable store base.

10	Increase in net sales attributable to e-commerce.

6	14 new stores opened in fiscal 2007 not yet included in the comparable store base.

(38)	25 closed stores in fiscal 2007 and 3 closed stores in fiscal 2006.

$64	Total

Total transactions in a comparable store were up mid-single digits and the average unit retail was down low single digits.

Comparable store net sales of Juniors apparel merchandise increased 19.8% and Young Mens apparel merchandise increased 6.7% as we shifted the emphasis of our merchandising assortments towards apparel. Comparable store net sales of accessories decreased 12.3% and footwear decreased 16.0%. The decline in accessory comparable store net sales was primarily due to our decision to exit certain accessory categories during both fiscal 2007 and 2006 such as wallets, watches, belt buckles and home goods. The decline in the footwear business was primarily due to a significant decrease in comparable net store sales of sneakers.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $414 million in fiscal 2007 from $407 million in fiscal 2006, an increase of $7 million, or 1.8%. As a percentage of net sales, gross margin was 31.7% in fiscal 2007, a

Pacific Sunwear of California, Inc. Form 10-K 2008     23

1.0% decrease from 32.7% in fiscal 2006. The primary components of this 1.0% net decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to

(0.5)	Increase in occupancy charges as a percentage of net sales to 14.1% ($184 million) in fiscal 2007 from 13.6% ($168 million) in fiscal 2006. Occupancy expenses increased pursuant to store operating lease terms at a higher rate of sales than the 3.4% same-store sales result for fiscal 2007.

(0.3)	Increase in buying expenses as a percentage of net sales to 1.6% ($21 million) in fiscal 2007 from 1.3% ($16 million) in fiscal 2006, primarily due to increased headcount in the Company’s design and allocation departments.

(0.2)	Increase in distribution expenses as a percentage of net sales to 2.6% ($33 million) in fiscal 2007 from 2.4% ($29 million) in fiscal 2006, primarily due to operating two distribution centers in fiscal 2007 versus one in fiscal 2006.

(1.0)	Total

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $344 million in fiscal 2007 from $305 million in fiscal 2006, an increase of $39 million, or 12.8%. As a percentage of net sales, these expenses increased to 26.4% from 24.6%. The components of this 1.8% net increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to

0.2	Increase in asset impairment and loss on disposal charges to $6 million in fiscal 2007 compared to $3 million in fiscal 2006.

0.5	Increase in direct store expenses as a percentage of net sales to 7.1% ($93 million) in fiscal 2007 from 6.6% ($82 million) in fiscal 2006, primarily due to increased depreciation expenses associated with the Company’s store refresh program and new store openings as well as increased credit authorization charges due to higher penetration of credit card sales in fiscal 2007.

0.2	Increase in general and administrative payroll expenses as a percentage of net sales to 3.0% ($39 million) in fiscal 2007 from 2.8% ($35 million) in fiscal 2006 due to planned headcount additions.

0.2	Increase in store payroll expenses as a percentage of net sales to 11.8% ($154 million) in fiscal 2007 from 11.6% ($144 million) for fiscal 2006. In absolute dollars, these expenses were up primarily due to the addition of 14 new stores during fiscal 2007 and 61 new stores during fiscal 2006. As a percentage of net sales, these expenses were up primarily due to deleveraging them against the 3.4% same-store sales results in fiscal 2007.

0.3	Increase in consulting expenses as a percentage of net sales to 0.4% ($5 million) in fiscal 2007 from 0.1% ($2 million) in fiscal 2006. The consulting expenses for fiscal 2007 were targeted primarily at the Company’s strategic positioning, supply chain and real estate portfolio assessment.

0.4	Increase in all other general and administrative expenses as a percentage of net sales to 3.5% ($47 million) in fiscal 2007 from 3.1% ($39 million) for fiscal 2006, primarily due to planned increases in e-commerce and system support expenses designed at improving operating efficiencies.

1.8	Total

Other Income, Net

Other income, net was $3 million in fiscal 2007 compared to $5 million in fiscal 2006. Other income was lower in fiscal 2007 as a result of falling interest rates and having lower average cash and short-term investment balances during

24     Pacific Sunwear of California, Inc. Form 10-K 2008

fiscal 2007 versus fiscal 2006. The lower cash and investment balances were the result of reduced net income during fiscal 2007.

Income Tax (Benefit)/Expense

Income tax expense was $27 million in fiscal 2007 compared to $41 million in fiscal 2006. The effective income tax rate was 36.9% in fiscal 2007 and 38.9% in fiscal 2006. The decrease in the effective income tax rate was primarily attributable to the generation of state income tax credits.

Liquidity and Capital Resources

We have historically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings and equity financing in past years. Our primary capital requirements have been for the construction of newly opened, remodeled, expanded or relocated stores, the financing of inventories and, in the past, construction of corporate facilities. We believe that our working capital, cash flows from operating activities, and intermittent credit facility borrowings will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.

Operating Cash Flows

Net cash provided by operating activities for each of fiscal 2008, 2007 and 2006 (in millions) was $34, $116 and $162, respectively. The $82 million decrease in cash provided by operations in fiscal 2008 as compared to fiscal 2007 was primarily attributable to the discontinued demo concept (see Note 2 to the consolidated financial statements). Additional details regarding the decrease in cash from operating activities are as follows:

$millions	Attributable to

$(33)	Net loss, primarily due to negative (5)% comparable store net sales in fiscal 2008 compared to fiscal 2007, asset impairments and lease termination charges associated with discontinued operations.

(24)	Decrease in cash flows from non-cash asset impairments and loss on disposals primarily due to the discontinued demo concept.

(21)	Decrease in cash flows from other current liabilities due to reduced compensation and lease termination accruals primarily associated with the discontinued demo concept.

(11)	Decrease in operating cash flows primarily due to a gain on the sale of the Anaheim distribution center. The $25 million of cash proceeds are classified in investing cash flows.

15	Decrease in merchandise inventories, net of accounts payable, due primarily to our strategy to reduce overall ending inventory at the end of fiscal 2008 given current economic conditions.

(8)	Decrease in cash flows from other changes in working capital items.

$(82)	Total

Pacific Sunwear of California, Inc. Form 10-K 2008     25

Working Capital

Working capital at the end of each of fiscal 2008, 2007 and 2006 (in millions) was $98, $187 and $195, respectively. The $89 million decrease in working capital at January 31, 2009 compared to February 2, 2008 was attributable to the following:

$millions	Description

$187	Working capital at February 2, 2008

(73)	Decrease in cash and cash equivalents, primarily due to $53 million of share repurchases and $47 million of demo lease termination payments, among other items (see cash flows statement).

(46)	Decrease in inventories, net of accounts payable, primarily as a result of our efforts during the fourth quarter of fiscal 2008 to reduce overall inventory levels in response to the current economic environment.

24	Net decrease in other current liabilities from reduced compensation accruals primarily due to lower store counts as a result of the discontinued demo concept and a decrease in our accrued gift card liability as a result of current year redemptions net of new gift card issuances.

6	Net increase in other current assets.

$98	Working capital at January 31, 2009

Investing Cash Flows

Net cash used in investing activities in each of fiscal 2008, 2007 and 2006 (in millions) was $56, $98 and $114, respectively. Investing cash flows for fiscal 2008 were comprised of capital expenditures of $81 million offset by proceeds from the sale of the Anaheim distribution center of approximately $25 million. Investing cash flows for fiscal 2007 were comprised of capital expenditures of $106 million and purchases of a long-term investment of $23 million associated with the Company’s new Olathe, Kansas distribution center (see Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K), partially offset by $31 million in net maturities of short-term marketable securities. Capital expenditures were predominantly for refreshing existing stores and the opening of new, relocated and expanded stores during fiscal 2008 and 2007.

Fiscal 2008 New Store Costs

Our average cost to build a new, relocated, or refreshed store in fiscal 2008, including leasehold improvements and furniture and fixtures was approximately $0.7 million. We expect the average cost for these stores to be slightly lower in the future. The average total cost to build new stores or relocate or expand stores will vary in the future depending on various factors, including square footage, changes in store design, and local construction costs. The average landlord allowance, which is shown in the consolidated financial statements as a deferred lease incentive, was approximately $0.2 million in each of fiscal 2008 and 2007 (where an allowance was granted). Our average cost for initial inventory for new stores opened in fiscal 2008 was approximately $0.2 million. Our initial inventory for new stores will vary in the future depending on various factors, including store concept and square footage.

In fiscal 2009, we expect total capital expenditures to be approximately $30 million, broken down as follows:

$millions	Description

$19	Store capital expenditures.

10	Investments in new information technology capabilities, particularly with regard to supply chain, and store systems.

1	Other corporate capital expenditures, including maintenance capital.

$30	Total

26     Pacific Sunwear of California, Inc. Form 10-K 2008

We currently expect total annual capital expenditure requirements for future years to be approximately $50 million per year as we continue remodeling existing stores and investing in new information technology capabilities. We have not entered into any material purchase commitments for capital expenditures related to our store opening or relocation/expansion plans.

Financing Cash Flows

Net cash used in financing activities in fiscal 2008 was $51 million compared to cash provided in fiscal 2007 and cash used in fiscal 2006 of $28 million and $90 million, respectively. The primary source of financing outflows in fiscal 2008 was a repurchase and retirement of $53 million in common stock. Proceeds from employee exercises of stock options accounted for the remaining source of financing cash inflows for fiscal 2008.

Information regarding our common stock repurchase program is contained in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K, which note is incorporated herein by reference.

Credit Facility

On April 29, 2008, we entered into a new, asset-backed credit agreement with a syndicate of lenders (the “New Credit Facility”) which expires April 29, 2013. The New Credit Facility provides for a secured revolving line of credit of up to $150 million, which can be increased to up to $225 million subject to lender approval. Extensions of credit under the New Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The New Credit Facility is available for direct borrowing and, subject to borrowing base availability ($77 million at January 31, 2009), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The New Credit Facility is secured by our cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the New Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 1.7% at January 31, 2009) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. The New Credit Facility replaces a $200 million unsecured credit agreement, dated as of September 14, 2005, by and between us and a syndicate of lenders (the “Prior Credit Facility”). The Prior Credit Facility, which was scheduled to mature on September 14, 2010, was terminated concurrently with the execution of the New Credit Facility. We currently believe that the New Credit Facility, existing cash balances and cash flows from operations during fiscal 2009 will be sufficient to meet our operating needs for at least the next 12 months. At January 31, 2009, we had no direct borrowings and $11 million in letters of credit outstanding under the New Credit Facility. Our remaining availability at January 31, 2009 was $66 million and our weighted average interest rate on our outstanding borrowings during fiscal 2008 was 4.0%.

We are not subject to any financial covenant restrictions under the New Credit Facility unless total remaining borrowing availability under the facility falls below $15 million at any point in time, or 10% of the aggregate lender commitments in the event the facility are increased beyond $150 million. We are restricted from incurring additional indebtedness or liens in excess of certain levels specified by the New Credit Facility. In general, we are not allowed to incur additional secured indebtedness, but can obtain unsecured indebtedness outside of the New Credit Facility up to $150 million. Additionally, the New Credit Facility contains specific limits on particular kinds of indebtedness, as defined in the facility agreement.

Contractual Obligations

We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial

Pacific Sunwear of California, Inc. Form 10-K 2008     27

letters of credit with foreign suppliers of merchandise. At January 31, 2009, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period

Contractual Obligations		Less than	1-3	3-5	More than
(In $millions)	Total	1 year	years	years	5 years

Operating lease obligations	$525	$96	$169	$122	$138
Capital lease obligations	<0.1	<0.1	<0.1	—	—
FIN 48 obligations including interest and penalties	1	—	1	—	—
Letters of credit	11	11	—	—	—

Total	$537	$107	$170	$122	$138

We expect approximately 100 store operating leases per year to reach the end of their original lease term in each of the next 5 years. These leases will need to be renewed, extended or allowed to expire. As a result, actual future rental commitments may be significantly higher than that shown in the table above due to newly adjusted lease rates for renewals or extensions that are more expensive than current lease rates on expiring leases.

The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for fiscal 2008, 2007 and 2006 (in millions) were $165, $158 and $149, respectively. We expect total CAM expenses to continue to increase from year to year or as long-term leases come up for renewal at current market rates in excess of original lease terms.

Operating Leases – We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2021. Substantially all of our retail store leases require us to pay CAM charges, insurance, property taxes and percentage rent ranging from 3% to 14% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed 38 PacSun stores in fiscal 2008. We currently anticipate closing approximately 35-50 stores in fiscal 2009. See “Real Estate Strategy” within the “Stores” discussion in Part I, Item 1 captioned, “Business,” of this report.

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

28     Pacific Sunwear of California, Inc. Form 10-K 2008

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

Off-Balance Sheet Arrangements

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the Company.

Recent Accounting Pronouncements

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

Seasonality and Quarterly Results

Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, approximately 45% of our net sales have occurred in the first half of the fiscal year and 55% have occurred in the second half, with the back-to-school and Christmas selling periods accounting for approximately 30-34% of our annual net sales and a higher percentage of our operating income on a combined basis. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At January 31, 2009, there were no direct borrowings outstanding under our credit facility. Based on the interest rate of 1.7% on our credit facility at January 31, 2009, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, net income would be reduced by approximately $1 thousand per year. We are not a party with respect to derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to Consolidated Financial Statements,” which appears immediately following the “Signatures” section of this report and which section is incorporated herein by reference.

ITEM 9.	CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Pacific Sunwear of California, Inc. Form 10-K 2008     29

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.

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

30     Pacific Sunwear of California, Inc. Form 10-K 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the internal control over financial reporting of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2009, of the Company, and our report dated March 31, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 31, 2009

Pacific Sunwear of California, Inc. Form 10-K 2008     31

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from the sections captioned “Proposal 1 Election of Directors — Nominees and Continuing Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Board of Directors and Committees of the Board — Committees of the Board of Directors” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

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

Information with respect to this item is incorporated by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Principal Shareholders and Management” in the Registrant’s definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant’s fiscal year covered by this Annual Report on Form 10-K.

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

32     Pacific Sunwear of California, Inc. Form 10-K 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on March 31, 2009, on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

By:	/s/ Sally Frame Kasaks
Sally Frame Kasaks
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sally Frame Kasaks Sally Frame Kasaks	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2009

/s/ Michael L. Henry Michael L. Henry	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2009

/s/ Peter Starrett Peter Starrett	Non-Employee Lead Director	March 31, 2009

/s/ Brett Brewer Brett Brewer	Non-Employee Director	March 31, 2009

/s/ William C. Cobb William C. Cobb	Non-Employee Director	March 31, 2009

/s/ Pearson C. Cummin III Pearson C. Cummin III	Non-Employee Director	March 31, 2009

/s/ Michael Goldstein Michael Goldstein	Non-Employee Director	March 31, 2009

/s/ George R. Mrkonic George R. Mrkonic	Non-Employee Director	March 31, 2009

/s/ Thomas M. Murnane Thomas M. Murnane	Non-Employee Director	March 31, 2009

/s/ Grace Nichols Grace Nichols	Non-Employee Director	March 31, 2009

Pacific Sunwear of California, Inc. Form 10-K 2008     33

PACIFIC SUNWEAR OF CALIFORNIA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED:

JANUARY 31, 2009 (“Fiscal 2008”)
FEBRUARY 2, 2008 (“Fiscal 2007”)
FEBRUARY 3, 2007 (“Fiscal 2006”)

Pacific Sunwear of California, Inc. Form 10-K 2008     F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of January 31, 2009, and February 2, 2008, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2009, and February 2, 2008, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 31, 2009

F-2     Pacific Sunwear of California, Inc. Form 10-K 2008

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	February 2,
(In thousands, except share amounts)	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,776	$97,587
Merchandise inventories	107,205	170,182
Other current assets	58,943	52,818

Total current assets	190,924	320,587
PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	665,236	688,241
Less: Accumulated depreciation and amortization	(341,892)	(311,998)

Total property and equipment, net	323,344	376,243
Assets held for sale	3,682	—
Deferred income taxes	21,984	15,231
Other assets	29,575	40,082

TOTAL ASSETS	$569,509	$752,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,263	$62,349
Other current liabilities	47,564	71,107

Total current liabilities	92,827	133,456
LONG-TERM LIABILITIES:
Deferred lease incentives	52,313	74,012
Deferred rent	23,008	27,669
Other long-term liabilities	29,374	33,661

Total long-term liabilities	104,695	135,342
Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 65,174,144 and 70,026,510 shares issued and outstanding, respectively	652	700
Additional paid-in capital	2,306	16,761
Retained earnings	369,029	465,884

Total shareholders’ equity	371,987	483,345

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$569,509	$752,143

See notes to consolidated financial statements.

Pacific Sunwear of California, Inc. Form 10-K 2008     F-3

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In thousands, except share and per share amounts)	January 31,	February 2,	February 3,
FISCAL YEAR ENDED	2009	2008	2007

Net sales	$1,254,886	$1,306,028	$1,241,294
Cost of goods sold, including buying, distribution and occupancy costs	934,779	892,102	834,783

Gross margin	320,107	413,926	406,511
Selling, general and administrative expenses	381,008	344,295	305,205

Operating (loss)/income from continuing operations	(60,901)	69,631	101,306
Other income, net	2,369	3,012	4,620

(Loss)/income from continuing operations before income tax (benefit)/expense	(58,532)	72,643	105,926
Income tax (benefit)/expense	(19,287)	26,836	41,171

(Loss)/income from continuing operations	(39,245)	45,807	64,755
Loss from discontinued operations, net of tax effects	(24,577)	(76,174)	(25,134)

Net (loss)/income	$(63,822)	$(30,367)	$39,621

Comprehensive (loss)/income	$(63,822)	$(30,367)	$39,621

(Loss)/income from continuing operations per share:
Basic	$(0.59)	$0.66	$0.91

Diluted	$(0.59)	$0.65	$0.91

Net (loss)/income per share:
Basic	$(0.96)	$(0.44)	$0.56

Diluted	$(0.96)	$(0.44)	$0.56

Weighted average shares outstanding:
Basic	66,652,088	69,749,536	70,800,912

Diluted	66,652,088	70,020,500	71,170,181

See notes to consolidated financial statements.

F-4     Pacific Sunwear of California, Inc. Form 10-K 2008

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common		Additional
	Stock	Common	Paid-in	Retained
(In thousands, except share amounts)	Shares	Stock	Capital	Earnings	Total

BALANCE, January 28, 2006	73,751,249	$737	$23,866	$522,187	$546,790
Exercise of stock options and shares issued under employee stock purchase plan	724,828	8	8,562	—	8,570
Repurchase and retirement of common stock	(4,916,000)	(49)	(99,297)	—	(99,346)
Stock compensation	—	—	6,220	—	6,220
Tax benefits related to exercise of stock options	—	—	1,498	—	1,498
Reclassify negative additional paid-in capital to retained earnings(1)	—	—	64,934	(64,934)	—
Net income	—	—	—	39,621	39,621

BALANCE, February 3, 2007	69,560,077	696	5,783	496,874	503,353
Exercise of stock options and shares issued under employee stock purchase plan	466,433	4	4,291	—	4,295
Stock compensation	—	—	6,398	—	6,398
Tax benefits related to exercise of stock options	—	—	289	—	289
FIN 48 adoption adjustment (see Note 6)	—	—	—	(623)	(623)
Net loss	—	—	—	(30,367)	(30,367)

BALANCE, February 2, 2008	70,026,510	700	16,761	465,884	483,345
Exercise of stock options and shares issued under employee stock purchase plan	345,349	3	1,846	—	1,850
Repurchase and retirement of common stock	(5,347,544)	(53)	(52,858)	—	(52,911)
Restricted stock award, vesting of shares	149,829	2	(47)	—	(46)
Stock compensation	—	—	5,167	—	5,167
Tax benefits related to exercise of stock options	—	—	(1,596)	—	(1,596)
Reclassify negative additional paid-in capital to retained earnings(1)	—	—	33,033	(33,033)	—
Net loss	—	—	—	(63,822)	(63,822)

BALANCE, January 31, 2009	65,174,144	$652	$2,306	$369,029	$371,987

(1) Share repurchases in fiscal 2008 and 2006 exceeded the value of additional paid-in capital. Accordingly, at the end of each of those quarters, negative additional paid-in capital was reclassified against retained earnings.

See notes to consolidated financial statements.

Pacific Sunwear of California, Inc. Form 10-K 2008     F-5

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	January 31,	February 2,	February 3,
FISCAL YEAR ENDED	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(63,822)	$(30,367)	$39,621
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	76,433	80,323	72,529
Stock compensation	5,167	6,398	6,220
Asset impairment (including goodwill)	35,348	59,829	24,409
Loss on disposal of equipment	4,668	4,507	1,127
Gain on sale of Anaheim distribution center	(10,768)	—	—
Tax (deficiencies)/benefits related to stock-based compensation	(1,596)	289	1,498
Excess tax benefits related to stock-based compensation	(5)	(292)	(942)
Change in operating assets and liabilities:
Merchandise inventories	62,977	35,031	9,927
Other current assets	(6,125)	(6,563)	(4,770)
Other assets	(2,738)	(14,891)	7,896
Accounts payable	(17,086)	(4,232)	19,031
Other current liabilities	(17,887)	3,552	(5,687)
Deferred lease incentives	(21,699)	(15,359)	7,931
Deferred rent	(4,661)	(2,950)	1,553
Other long-term liabilities	(4,291)	366	(18,703)

Net cash provided by operating activities	33,915	115,641	161,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(80,934)	(106,363)	(157,788)
Proceeds from sale of Anaheim distribution center	25,000	—	—
Proceeds from sale of property and equipment	275	—	—
Purchases of available-for-sale short-term investments	—	(171,400)	(296,031)
Maturities of available-for-sale short-term investments	—	202,900	324,831
Purchases of held-to-maturity short-term investments (Note 11)	—	(23,300)	—
Maturities of held-to-maturity short-term investments	—	—	14,611

Net cash used in investing activities	(55,659)	(98,163)	(114,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt obligations (Note 11)	—	23,300	—
Borrowings under credit facility	235,689	—	—
Principle payments under credit facility	(235,689)	—	—
Repurchase and retirement of common stock	(52,911)	—	(99,346)
Proceeds from exercise of stock options	1,850	4,295	8,570
Excess tax benefits related to stock-based compensation	5	292	942
Principal payments under capital lease and long-term debt obligations	(11)	(45)	(347)

Net cash(used in)/provided by financing activities	(51,067)	27,842	(90,181)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(72,811)	45,320	(42,918)
CASH AND CASH EQUIVALENTS, beginning of fiscal year	97,587	52,267	95,185

CASH AND CASH EQUIVALENTS, end of fiscal year	$24,776	$97,587	$52,267

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$601	$6	$6
Cash (refunded)/paid for income taxes	$(14,937)	$10,668	$42,251
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
(Decrease)/increase in accrued property and equipment	$(5,707)	$(6,358)	$5,023
Purchases of property pursuant to capital lease obligations	$20	$11	—

See notes to consolidated financial statements.

F-6     Pacific Sunwear of California, Inc. Form 10-K 2008

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Pacific Sunwear of California, Inc. and its subsidiaries (collectively, the “Company”) is a leading lifestyle specialty retailer rooted in the youth culture and fashion vibe of Southern California. The Company sells casual apparel with a limited selection of accessories and footwear designed to meet the needs of teens and young adults. The Company operates a nationwide, primarily mall-based chain of retail stores, under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company. As of January 31, 2009, the Company leased and operated 932 stores among all 50 states and Puerto Rico, comprised of 3,587,683 square feet.

The results of operations for all periods presented in these consolidated financial statements excludes the financial impact of the Company’s former demo and One Thousand Steps concepts due to the designation of these operations as discontinued operations during the first quarter of fiscal 2008 and the fourth quarter of fiscal 2007, respectively (see Note 2). During fiscal 2007, the Company closed 74 demo stores, which specialized in fashion-focused streetwear apparel, as well as its nine-store One Thousand Steps footwear concept, which was originally launched in April 2006 and discontinued in January 2008. During fiscal 2008, the Company closed its remaining 153 demo stores.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31st. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks

2009	January 30, 2010	52
2008	January 31, 2009	52
2007	February 2, 2008	52
2006	February 3, 2007	53

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

Fair Value of Financial Instruments – Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. Financial instruments are generally defined by SFAS 107 as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. As of January 31, 2009, management believes that the carrying amounts of cash, receivables and payables approximate fair value because of the short maturity of these financial instruments.

Pacific Sunwear of California, Inc. Form 10-K 2008     F-7

Cash and Cash Equivalents – The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of commercial paper and money market funds.

Merchandise Inventories – Merchandise inventories are stated at the lower of average cost or market utilizing the retail method. At any given time, inventories include items that have been marked down to management’s best estimate of their fair market value. These estimates are based on a combination of factors, including current selling prices, current and projected inventory levels, current and projected rates of sell-through, known markdown and/or promotional events expected to create a permanent decrease in inventory value, estimated inventory shrink and aging of specific items. Reserves of approximately $3.5 million have been accrued against existing inventory at January 31, 2009 in consideration of these factors. Actual results have historically been within the Company’s expectations and the reserves established for such items. While the Company does not expect actual results to differ materially from its estimates, to the extent they do differ for any of these factors, the Company may have to record additional reserves in subsequent periods, which could reduce its gross margins and operating results.

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

Other Long-Lived Assets – The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS 144, “Accounting for the Impairment of Long-Lived Assets.” Factors that are considered important and that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital. See Note 3, “Impairment of Long-Lived Assets,” for a discussion of asset impairment charges recognized in fiscal 2008, 2007 and 2006.

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

Income Taxes – The Company accounts for income taxes under the asset and liability method as set forth in SFAS 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences

F-8     Pacific Sunwear of California, Inc. Form 10-K 2008

are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If the Company subsequently determines that the carrying value of these assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

The Company accounts for tax positions in accordance with FIN 48 “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.

Litigation – The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not likely have a material adverse effect upon the results of operations or financial condition of the Company and, from time to time, may make provisions for probable litigation losses. As of January 31, 2009, litigation reserves were not material to the consolidated financial statements taken as a whole (see “Litigation” in Note 12).

Revenue Recognition – Sales are recognized upon purchase by customers at the Company’s retail store locations or upon delivery to and acceptance by the customer for orders placed through the Company’s website. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is generally recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. Gift card breakage has never been more than 0.4% of sales in any fiscal year. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for each of the three fiscal years in the period ended January 31, 2009 is as follows:

	Fiscal Year

(in $000s)	2008	2007	2006

Beginning balance	$722	$794	$734
Provisions	24,144	25,667	24,345
Usage	(24,430)	(25,739)	(24,285)

Ending balance	$436	$722	$794

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

Pacific Sunwear of California, Inc. Form 10-K 2008     F-9

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

Straight-Line Rent – The Company accounts for rent expense in accordance with SFAS 13, “Accounting for Leases,” and FTB 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, rent expense under the Company’s store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and excluding any lease renewal options. The Company expenses pre-opening rent in accordance with FASB Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”

Deferred Lease Incentives – The Company accounts for landlord allowances in accordance with SFAS 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin (“FTB”) 88-1, “Issues Relating to Accounting for Leases.” Accordingly, all amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability and then amortized as a credit to rent expense over the related store’s lease term.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include payroll, depreciation and amortization, advertising, credit authorization charges, expenses associated with the counting of physical inventories, and all other general and administrative expenses not directly related to merchandise or operating the Company’s stores.

Advertising Costs – Costs associated with the production or placement of advertising, such as photography, design, creative talent, editing, magazine insertion fees and other costs associated with such advertising, are expensed the first time the advertising appears publicly. Advertising costs were $16 million, $17 million, and $17 million in fiscal 2008, 2007, and 2006, respectively.

Stock-Based Compensation – The Company accounts for stock-based compensation expense under the fair value recognition provisions of SFAS 123(R), “Share-Based Payment.” The Company recorded non-cash, stock-based compensation in the consolidated statement of operations for each of fiscal 2008, 2007 and 2006 as follows (in thousands):

	Fiscal Year

	2008	2007	2006

Stock-based compensation expense included in cost of goods sold	$1,972	$2,335	$1,836
Stock-based compensation expense included in selling, general and administrative expenses	$3,351	$3,416	$3,919

F-10     Pacific Sunwear of California, Inc. Form 10-K 2008

Earnings Per Share – The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings Per Share.” Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For purposes of calculating diluted earnings per share, incremental shares included in, and anti-dilutive options excluded from, the calculations for each of fiscal 2008, 2007 and 2006 were as follows:

	Fiscal Year

	2008	2007	2006

Incremental shares	—	270,964	369,269
Anti-dilutive options and non-vested shares	2,564,554	2,308,227	2,376,996

Anti-dilutive options and non-vested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested share is greater than the market price of the Company’s common stock.

Comprehensive Operations – The Company reports comprehensive operations in accordance with the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive (loss) income include net (loss) income, foreign currency translation adjustments and gains/losses associated with investments available for sale. There was no difference between net (loss) income and comprehensive (loss) income for any of the periods presented.

Vendor and Merchandise Concentrations – During each of fiscal 2008, 2007 and 2006, Quiksilver (which incorporates the Quiksilver, Roxy, and DC Shoes brands) accounted for 10%, 12%, and 11% of total net sales, respectively, and Billabong (which incorporates both Billabong and Element brands) accounted for 11%, 10%, and 11% of total net sales, respectively. No other individual branded vendor accounted for more than 10% of total net sales for any period.

The merchandise assortment for the Company as a percentage of net sales for each of fiscal 2008, 2007 and 2006 was as follows:

	Fiscal Year

	2008	2007	2006

Young Mens Apparel	41%	38%	37%
Juniors Apparel	42%	33%	29%
Accessories	13%	17%	20%
Footwear	4%	12%	14%

Total	100%	100%	100%

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) Nos. 157-1 and 157-2, which partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 effective February 3, 2008, for all financial assets and financial liabilities as required; however, the adoption of SFAS No. 157 did not affect the Company’s consolidated financial statements. The Company does not expect SFAS No. 157 to have a material impact on its consolidated financial statements when fully adopted in fiscal 2009.

Pacific Sunwear of California, Inc. Form 10-K 2008     F-11

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” (“SFAS 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. The Company adopted this standard at the beginning of the Company’s fiscal year beginning February 3, 2008. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

2.	DISCONTINUED OPERATIONS

Financial results of the Company’s former demo and One Thousand Steps concepts are reported as “loss from discontinued operations (net of tax effects)” in the consolidated statements of operations and comprehensive operations due to the designation of these operations as discontinued operations during the first quarter of fiscal 2008 and the fourth quarter of fiscal 2007, respectively. During fiscal 2007, the Company closed 74 demo stores which specialized in fashion-focused streetwear apparel as well as its nine-store One Thousand Steps (“OTS”) footwear concept, which was originally launched in April 2006 and discontinued in January 2008. Subsequently in the first quarter of fiscal 2008, the Company closed its remaining 153 demo stores. The determination to take this action resulted from a comprehensive review and evaluation of the real estate portfolio and profit performance of the Company’s demo and OTS stores and after having exhausted other strategic alternatives.

The Company estimated that it would make total cash payments of approximately $50-60 million during fiscal 2008 in order to terminate all demo store leases and pay all liquidation-related employee retention and severance costs and agency fees associated with the demo liquidation effort. Total actual cash payments made during fiscal 2008 associated with the discontinuation of demo were approximately $58 million. A tabular reconciliation of the charges incurred, payments made, and reconciling adjustments made during fiscal 2008 to account for the discontinuation of demo is set forth below in millions:

	Lease	Employee
	Termination	Retention and
	Costs	Severance Costs	Agency Fees	Total

Liability at February 2, 2008(1)	$4.0	$3.4	$—	$7.4
Cash payments	(47.8)	(6.0)	(4.0)	(57.8)
Charges to expense	45.7	2.8	4.0	52.5
Adjustments to liability(2)	(1.9)	(0.2)	—	(2.1)

Liability at January 31, 2009	$—	$—	$—	$—

(1) In January 2008, the Company announced its intent to discontinue the demo business. Amounts accrued at February 2, 2008 represent charges incurred during the fourth quarter of fiscal 2007 for stores already closed and severance charges communicated to employees prior to the end of fiscal 2007.

(2) Adjustments to the demo liquidation liabilities were based on settlement amounts that differed from the original estimate as a result of good faith negotiations with individual landlords and actual performance of the liquidation process.

No further cash payments related to the discontinuation of demo are expected. All charges incurred in the discontinuation of demo are included in the financial results of the discontinued operations disclosed above within this Note.

F-12     Pacific Sunwear of California, Inc. Form 10-K 2008

The operating results of the discontinued operations are summarized as follows:

(In thousands, except per share amounts)	January 31,	February 2,	February 3,
Fiscal Year Ended	2009	2008	2007

Net sales	$27,051	$153,697	$205,939
Loss before income tax benefit	(40,683)	(125,512)	(41,711)
Income tax benefit	(16,106)	(49,338)	(16,577)
Loss from discontinued operations	$(24,577)	$(76,174)	$(25,134)
Loss from discontinued operations per diluted share	$(0.37)	$(1.09)	$(0.35)

3.	IMPAIRMENT OF LONG-LIVED ASSETS

Store Assets

The Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. As a result of these evaluations during fiscal 2008, 2007 and 2006, the Company recorded non-cash impairment charges of approximately $29 million, $1 million and $1 million in each year, respectively, within selling, general and administrative expenses in the consolidated statements of operations to write-down the carrying value of long-lived store assets to their estimated fair values.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, “Goodwill and Intangible Assets.” The Company evaluates the recoverability of the carrying amount of goodwill annually in conjunction with the preparation of its annual financial statements or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable. With the significant deterioration in the retail business climate as well as a large decline in the market value of the Company’s common stock during the third quarter of fiscal 2008, the Company determined an interim evaluation of goodwill recoverability was warranted. Impairment is assessed when the fair value of the reporting unit, including goodwill, is less than its carrying amount. The amount of impairment loss recognized is equal to the difference between the reporting unit goodwill carrying value and the implied fair value of the goodwill, with the implied fair value determined using the best information available, generally the discounted future cash flows of the assets. As a result of the Company’s assessment, it was determined that the goodwill created in connection with its 1986 four-store acquisition in California and its 1997 fifteen-store acquisition in Florida was fully impaired and we recorded a pre-tax, non-cash goodwill impairment charge of approximately $6 million during the third quarter of fiscal 2008. After recording the impairment charge, the Company has no goodwill remaining on its consolidated balance sheet as of January 31, 2009.

4.	SEGMENT REPORTING

The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing and related products catering to the teen/young adult demographic through primarily mall-based retail stores. In recent years, the Company’s operating and reportable segments included the operations of the demo and OTS store concepts. The Company now operates a single business (PacSun) after having discontinued the demo and OTS businesses. Within PacSun, the Company has identified three operating segments (Core stores, Value stores, and pacsun.com) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The three operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the three operating segments.

Pacific Sunwear of California, Inc. Form 10-K 2008     F-13

5.	STOCK COMPENSATION

The Company accounts for stock-based compensation expense according to the fair value recognition provisions of SFAS 123(R), “Share-based Payment.” The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its recognized stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s stock. The Company records stock-based compensation expense using the graded vesting method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. The Company’s stock-based compensation expense resulted from awards of stock options, non-vested shares, and stock appreciation rights, as well as from shares purchased under the Company’s employee share purchase plan.

For each of fiscal 2008, 2007 and 2006, the fair value of the Company’s stock-based compensation activity was determined using the following weighted average assumptions:

Fiscal Year
	2008		2007		2006
	Stock Awards	ESPP	Stock Awards	ESPP	Stock Awards	ESPP

Expected Option Life	4 years	0.5 years	4 years	0.5 years	5 years	0.5 years
Stock Volatility	40.3% - 63.5%	45.4% - 57.0%	34.7% - 37.9%	31.9% - 45.4%	41.3% - 48.7%	31.9% - 35.4%
Risk-free Interest Rates	1.2% - 3.0%	2.1% - 3.2%	3.1% - 4.9%	3.2% - 5.0%	4.6% - 5.1%	4.5% - 5.2%
Expected Dividends	None	None	None	None	None	None

The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $0.4 million, $2 million and $6 million, respectively.

At January 31, 2009, outstanding incentive and nonqualified options had exercise prices ranging from $1.20 to $28.90 per share, with an average exercise price of $18.57 per share, and generally begin vesting one year after the grant date. Options generally vest over three or four years. The options generally expire seven or ten years from the date of grant or three months after employment or services are terminated.

At January 31, 2009, incentive and nonqualified options to purchase 2,219,248 shares were outstanding and 6,106,393 shares were available for future grant under the Company’s stock compensation plans. During fiscal 2008, 2007 and 2006, the Company recognized tax benefits of $1.6 million, $0.3 million and $1.5 million, respectively, resulting from the exercise of certain nonqualified stock options.

Under the Company’s stock option plans, incentive and nonqualified options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant

F-14     Pacific Sunwear of California, Inc. Form 10-K 2008

dates. A summary of stock option (incentive and nonqualified) activity under the Company’s 2005 Performance Incentive Plan for fiscal 2008 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Term (Yrs.)	($000s)

Outstanding at February 2, 2008	2,821,794	$19.96
Granted	586,080	12.37
Exercised	(126,498)	9.49
Forfeited or expired	(1,062,128)	19.90

Outstanding at January 31, 2009	2,219,248	$18.57	4.09	$450

Vested and expected to vest at January 31, 2009	1,817,712	$19.49	3.70	$172
Exercisable at January 31, 2009	1,493,713	$20.06	3.32	$—

The weighted-average grant-date fair value per share of options granted during each of fiscal 2008, 2007 and 2006 was $4.28, $6.68 and $9.36, respectively.

Additional information regarding options outstanding as of January 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 1.20 – $10.78	253,078	3.51	$9.10	160,078	$9.52
11.06 – 12.50	85,381	3.57	12.35	85,381	12.35
12.67 – 13.19	339,202	6.00	13.18	10,102	12.96
13.36 – 19.02	180,122	4.38	14.86	147,164	14.72
19.10 – 19.10	286,000	5.31	19.10	178,667	19.10
19.16 – 20.86	262,034	2.86	20.56	167,059	20.46
20.97 – 22.69	264,919	4.61	22.03	225,647	21.94
22.79 – 24.75	243,562	3.71	24.05	223,956	24.10
24.82 – 27.08	298,950	2.17	26.74	289,909	26.74
28.43 – 28.90	6,000	2.65	28.82	5,750	28.82

$ 1.20 – $28.90	2,219,248	4.09	$18.57	1,493,713	$20.06

A summary of the status of the Company’s non-vested shares as of January 31, 2009, and changes during the year then ended, is presented below. Non-vested shares contain a time-based restriction as to vesting. These awards generally vest over four years with 25% of the grant vesting each year on the anniversary of the grant date.

		Weighted-Average
		Grant-Date
Non-vested Shares	Shares	Fair Value

Outstanding at February 2, 2008	769,075	$19.01
Granted	328,701	12.22
Vested	(156,202)	19.06
Forfeited or expired	(363,603)	17.80

Outstanding at January 31, 2009	577,971	$15.85

At January 31, 2009, the Company had approximately $10 million of compensation cost related to non-vested stock option and non-vested share awards not yet recognized. This compensation expense is expected to be recognized over a weighted average period of approximately 2.7 years.

Pacific Sunwear of California, Inc. Form 10-K 2008     F-15

Employee Stock Purchase Plan (“ESPP”) – The Company maintains an ESPP, which provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each six-month purchasing period, whichever is lower. The ESPP covers substantially all employees, excluding executives, who have three months of service with the Company. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, and therefore the Company did not recognize compensation expense related to the ESPP for fiscal 2005. As a result of the adoption of SFAS 123(R), the Company recognized $0.1 million, $0.2 million and $0.2 million in compensation expense related to the ESPP for each of fiscal 2008, 2007 and 2006, respectively. In fiscal 2008, 2007 and 2006, 218,851, 65,825 and 65,889 shares were issued at an average price of $2.97, $14.69 and $16.14, respectively, under the ESPP.

6.	INCOME TAXES

The components of income tax (benefit)/expense from continuing operations for the fiscal periods presented were as follows:

	2008	2007	2006

Current income taxes:
Federal	$(34,309)	$24,035	$38,337
State	(254)	5,663	5,820

Total current	(34,563)	29,698	44,157

Deferred income taxes:
Federal	13,554	170	(2,635)
State	1,722	(3,032)	(351)

Total deferred	15,276	(2,862)	(2,986)

Total income tax (benefit)/expense	$(19,287)	$26,836	$41,171

Included in fiscal 2008 and 2007 current taxes were tax benefits of approximately $0.5 million and $0.8 million, respectively, relating to FIN 48 liabilities.

A reconciliation of income tax (benefit)/expense from continuing operations to the amount of income tax (benefit)/expense that would result from applying the federal statutory rate to income from continuing operations before income taxes for the fiscal periods presented was as follows:

	2008	2007	2006

Provision for income taxes at statutory rate	$(20,486)	$25,425	$37,074
State income taxes, net of federal income tax benefit	952	1,240	3,555
Life insurance proceeds	—	(1,215)	—
Other	247	1,386	542

Total income tax (benefit)/expense	$(19,287)	$26,836	$41,171

F-16     Pacific Sunwear of California, Inc. Form 10-K 2008

The major components of the Company’s overall net deferred tax asset of approximately $21 million and $27 million at January 31, 2009 and February 2, 2008, respectively, were as follows:

	January 31,	February 2,
	2009	2008

Current net deferred tax (liability)/asset	$(1,218)	$12,179
Long-term net deferred tax asset	24,641	15,231

	23,423	27,410
Valuation allowance	(2,657)	—

Overall net deferred tax asset	$20,766	$27,410

Deferred tax assets:
Net operating loss and tax credit carryforwards	$40,770	$4,664
Deferred lease incentives	21,937	31,004
Deferred rent	7,318	8,148
Deferred and stock-based compensation	3,562	5,244
Inventory cost capitalization	2,450	2,610
Sublease loss reserves	268	661
Lease termination liabilities	—	1,658
Other	1,932	8,395

	78,237	62,384
Less valuation allowance	(2,657)	—

Total deferred tax assets	$75,580	$62,384

Deferred tax liabilities:
Depreciation and amortization	$(45,726)	$(31,853)
State income taxes	(3,569)	(3,121)
Prepaid expense	(5,519)	—

Total deferred tax liabilities	(54,814)	(34,974)

Net deferred tax asset	$20,766	$27,410

Deferred income taxes are recognized for the difference between the carrying amounts of assets and liabilities for financial statement and tax purposes. Deferred income taxes assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized. During 2008, the Company provided a valuation allowance of $2.7 million related to Kansas state investment tax credits that may not be utilized before expiration. The Company’s determination that it would not fully realize this deferred tax asset was based on the significant deterioration in the retail business climate resulting in revisions to its projected future taxable earnings in this jurisdiction.

As of January 31, 2009, the Company had tax effected federal net operating losses (“NOLs”) of approximately $24.9 million available to offset future federal taxable income. In addition, as of January 31, 2009 the Company had tax effected state NOLs of approximately $10.2 million available to offset future state income taxable income. Federal and state NOLs will expire at various times and in varying amounts in our fiscal tax years 2012 through 2028. The Company also had federal and Kansas credit carryforwards of approximately $1.9 million and $3.8 million, respectively. The Company’s federal and Kansas carryforwards will begin to expire in 2027 and 2017, respectively.

As of January 31, 2009 and February 2, 2008, unrecognized income tax benefits accounted for under FIN 48 totaled approximately $1.2 million and $1.7 million, respectively. Of those amounts, approximately $0.8 million and $1.1 million, respectively, represent unrecognized tax benefits that would, if recognized, favorably affect the Company’s effective income tax rate in any future periods. The Company does not anticipate that total unrecognized tax benefits will change significantly in the next twelve months.

Pacific Sunwear of California, Inc. Form 10-K 2008     F-17

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (including interest) at January 31, 2009 and February 2, 2008:

	January 31,	February 2,
	2009	2008

Unrecognized tax benefits, opening balance	$1,652	$2,444
Gross increases – tax positions in prior period	78	295
Gross decreases – tax positions in prior period	(432)	(542)
Gross increases – tax positions in current period	1	1
Settlements	—	—
Lapse of statute of limitations	(100)	(546)

Unrecognized tax benefits, ending balance	$1,199	$1,652

Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and totaled less than $0.1 million for fiscal 2008. Accrued interest and penalties was approximately $0.2 million and $0.6 million at January 31, 2009 and February 2, 2008, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and multiple other state and local jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2005 and, with few exceptions, is no longer subject to state and local examinations for years before 2004. During the third quarter ended November 1, 2008, the Internal Revenue Service completed an examination of the Company’s federal income tax return for the 2005 tax year resulting in no change.

7.	OTHER CURRENT ASSETS

As of the dates presented, other current assets consisted of the following:

	January 31,	February 2,
	2009	2008

Income taxes receivable	$30,251	$5,200
Prepaid expenses	25,573	25,228
Deferred income taxes	—	12,179
Non-trade accounts receivable	3,119	10,211

Total other current assets	$58,943	$52,818

8.	PROPERTY AND EQUIPMENT, NET

As of the dates presented, property and equipment consisted of the following categories:

	January 31,	February 2,
	2009	2008

Leasehold improvements	$325,540	$310,654
Furniture, fixtures and equipment	288,634	303,924
Buildings and building improvements	39,835	47,768
Land	11,227	25,895

Total gross property and equipment	665,236	688,241
Less accumulated depreciation	(341,892)	(311,998)

Property and equipment, net	$323,344	$376,243

9.	CREDIT FACILITY

On April 29, 2008, the Company entered into a new, asset-backed credit agreement with a syndicate of lenders (the “New Credit Facility”) which expires April 29, 2013. The New Credit Facility provides for a secured revolving line of credit of up to $150 million, which can be increased to up to $225 million subject to lender approval. Extensions of credit

F-18     Pacific Sunwear of California, Inc. Form 10-K 2008

under the New Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The New Credit Facility is available for direct borrowing and, subject to borrowing base availability ($77 million at January 31, 2009), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The New Credit Facility is secured by the Company’s cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the New Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 1.7% at January 31, 2009) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. The New Credit Facility replaces a $200 million unsecured credit agreement, dated as of September 14, 2005, by and between the Company and a syndicate of lenders (the “Prior Credit Facility”). The Prior Credit Facility, which was scheduled to mature on September 14, 2010, was terminated concurrently with the execution of the New Credit Facility. The Company currently believes that the New Credit Facility, existing cash balances and cash flows from operations during fiscal 2009 will be sufficient to meet its operating needs for at least the next 12 months. At January 31, 2009, the Company had no direct borrowings and $11 million in letters of credit outstanding under the New Credit Facility. The remaining availability at January 31, 2009 was $66 million and the weighted average interest rate on outstanding borrowings during fiscal 2008 was 4.0%.

The Company is not subject to any financial covenant restrictions under the New Credit Facility unless total remaining borrowing availability under the facility falls below $15 million at any point in time, or 10% of the aggregate lender commitments in the event the facility were increased beyond $150 million. The Company is restricted from incurring additional indebtedness or liens in excess of certain levels specified by the New Credit Facility. In general, the Company is not allowed to incur additional secured indebtedness, but can obtain unsecured indebtedness outside of the New Credit Facility up to $150 million. Additionally, the New Credit Facility contains specific limits on particular kinds of indebtedness as defined in the facility agreement.

10.	OTHER CURRENT LIABILITIES

As of the dates presented, other current liabilities consisted of the following:

	January 31,	February 2,
	2009	2008

Other current liabilities	$13,714	$19,569
Accrued compensation and benefits	13,584	21,619
Accrued gift cards	12,134	15,493
Sales taxes payable	5,177	3,024
Accrued capital expenditures	1,737	7,444
Deferred taxes	1,218	—
Accrued lease terminations	—	3,958

Total other current liabilities	$47,564	$71,107

11.	INDUSTRIAL REVENUE BOND TRANSACTION – OLATHE, KANSAS

On July 17, 2007, Pacific Sunwear Stores Corp., a wholly-owned subsidiary of the Company, completed an industrial revenue bond financing transaction with the city of Olathe, Kansas (the “City”) that will provide property tax savings for 10 years on the Company’s new distribution center located in the City. In the transaction, the City purchased the land and building from the Company through the issuance to the Company of approximately $23.3 million in industrial revenue bonds due January 1, 2018 (“Bonds”) and contemporaneously leased the land and building to the Company for an identical term. The Company can call the Bonds at any time it chooses, but would lose its property tax benefit in the event this transaction was to be cancelled. In the Company’s consolidated balance sheet, the land and building remain a component of property and equipment, the investment in the Bonds is included in other assets, and the related long-term lease is included in other long-term liabilities.

Pacific Sunwear of California, Inc. Form 10-K 2008     F-19

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

Operating Leases – The Company leases its retail stores and certain equipment under operating lease agreements expiring at various dates through January 2021. Substantially all of the Company’s retail store leases require the Company to pay common area maintenance charges, insurance, property taxes and percentage rent ranging from 3% to 14% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically ten years, many of which contain renewal options exercisable at the Company’s discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of the Company’s retail store leases contain purchase options.

As of January 31, 2009, minimum future rental commitments under non-cancelable operating leases were as follows:

Fiscal year ending:
January 30, 2010	$95,866
January 29, 2011	90,229
February 3, 2012	78,056
February 2, 2013	65,804
February 2, 2014	56,210
Thereafter	138,392

Total future operating lease commitments	$524,557

The table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under the Company’s store operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. For fiscal 2008, 2007, and 2006, store rental expenses, including CAM, for our stores (in millions) were $165, $158, and $149, respectively, of which $4, $5 and $6, respectively, was paid as percentage rent based on sales volume. The Company expects total CAM expenses to continue to increase from year to year or as long-term leases come up for renewal at current market rates in excess of original lease terms.

Litigation – The Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of current litigation will not likely have a material adverse effect on its results of operations or financial condition and, from time to time, the Company may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on its operating results.

Indemnities, Commitments, and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain

F-20     Pacific Sunwear of California, Inc. Form 10-K 2008

transactions. These indemnities include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as disclosed below.

Letters of Credit – The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $11 million outstanding at January 31, 2009 as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

Accrued Sublease Loss Charges – The Company remains liable under an operating lease covering a former store location. The term of the lease ends December 31, 2012. The Company has subleased this location to third parties at rates that are less than the Company’s required lease payments. Accordingly, the Company had approximately $1 million accrued to recognize its net remaining contractual lease obligation related to these premises at January 31, 2009. To the extent any sublessee defaults upon its sublease obligations, the Company may incur additional charges related to this lease in the future. The Company’s remaining contractual obligation under the original lease, exclusive of any sublease income, was approximately $3 million at January 31, 2009.

13.	COMMON STOCK

Common Stock Repurchase and Retirement – The Company ended fiscal 2008 with approximately $48 million available under a stock repurchase plan that was originally approved by its Board of Directors and announced in July 2008. This repurchase authorization does not expire until all authorized funds have been expended. In accordance with California law, all repurchased shares are immediately retired. During fiscal 2008, we repurchased shares as follows:

					Maximum
					Value of
			# of Shares		Shares that
			Purchased		May Yet be
		Average	as Part of	Cost of	Purchased
		Price	Publicly	Shares	Under the
	# of Shares	Paid Per	Announced	Purchased	Plan
Period	Purchased	Share	Plan	($000s)	($000s)

					$50,508
April 2008	799,010	$12.83	799,010	$10,248	$40,260
May 2008	1,280,000	9.26	1,280,000	11,853	$28,407
June 2008(1)	2,944,900	9.64	2,944,900	28,384	$23
July 2008(2)	323,634	7.50	323,634	2,426	$47,597

Total	5,347,544	$9.89	5,347,544	$52,911

(1) In June 2008, the Company completed the remainder of its $100 million stock repurchase program announced in May 2006. This repurchase authorization expired when the funds were fully expended.

(2) As announced in July 2008, the Board of Directors has authorized the Company to repurchase up to $50 million of its common stock. This repurchase authorization does not expire until all authorized funds have been expended.

14.	RETIREMENT PLANS

The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. The Company had approximately $5 million and $8 million recorded in other assets at January 31, 2009 and February 2, 2008, respectively, representing investments held by the Company to cover the vested participant balances in the Executive Plan. These deferred compensation asset investments are classified as trading securities and are stated at fair market value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Fair market value is determined by the most recent publicly quoted market price of the securities at the balance sheet date. Vested participant balances are included in other long-term liabilities and were approximately $4 million and $7 million as of

Pacific Sunwear of California, Inc. Form 10-K 2008     F-21

January 31, 2009 and February 2, 2008, respectively. The Company made contributions to the Executive Plan during each of fiscal 2008, 2007 and 2006 of $0.1 million, $0.1 million and $0.2 million, respectively.

The Company also maintains an Employee Savings Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering substantially all employees who have reached age 21 and have one year of service with the Company. The 401(k) Plan is funded by employee contributions and periodic Company discretionary contributions, which are subject to approval by the Company’s Board of Directors. The Company made contributions to the 401(k) Plan, net of forfeitures, of approximately $1.5 million for each of fiscal 2008 and 2007 and approximately $1 million for fiscal 2006.

15.	ASSETS HELD FOR SALE

In the fourth quarter of fiscal 2008, the Company’s management committed to a plan to sell a parcel of land that had been held for future development. In connection with the planned sale, the Company recorded a pre-tax, non-cash impairment charge of approximately $5 million associated with a reduction in the fair value of this land less estimated selling costs. The impairment charge is included in other income and expenses in the consolidated statement of operations. The Company has classified the remaining carrying value of this land of approximately $4 million as held for sale on the consolidated balance sheet as of January 31, 2009. The sale of the land closed in February 2009 and the Company received approximately $4 million in net cash proceeds.

16.	FAIR VALUE MEASUREMENTS

Effective February 3, 2008, the Company adopted SFAS 157 for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

As of January 31, 2009, the Company held deferred compensation assets associated with its Executive Deferred Compensation Plan (the “Executive Plan”) that are required to be measured at fair value on a recurring basis. The Executive Plan covers Company officers and is funded by participant contributions and periodic Company contributions. The investments held by the Company are included in other assets and are intended to cover the vested participant balances in the Executive Plan. These deferred compensation asset investments are classified as trading securities and are stated at fair market value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Fair value is determined by the most recent publicly quoted market price of the securities at the balance sheet date. The following table represents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2009 (in thousands):

Fair Value Measurements at January 31, 2009

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Deferred compensation assets	$4,695	$—	$4,695	$—

F-22     Pacific Sunwear of California, Inc. Form 10-K 2008

Subsequently, on March 25, 2009, the Company liquidated all deferred compensation assets in the Executive Plan at the current fair market value of $4.4 million and will record a charge of $0.3 million to other expense in the first quarter of fiscal 2009.

17.	SALE OF ANAHEIM DISTRIBUTION CENTER

In the first quarter of fiscal 2008, the Company announced the closing of its Anaheim, California distribution center and its intent to sell the facility as part of a plan to consolidate its logistics operations in Olathe, Kansas. In connection with the planned sale, the Company recorded an impairment charge of $8 million in the first quarter of fiscal 2008, which represented the excess of the carrying value over the estimated fair value of materials handling equipment and furniture and fixtures, less estimated costs to sell, and is included in selling, general and administrative expenses in the consolidated statement of operations. The sale of the Anaheim distribution center closed in November 2008 and the Company received approximately $25 million in net cash proceeds. The Company recorded a pre-tax gain on the sale of approximately $9 million which is included in other income in the consolidated statement of operations.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below presents summarized quarterly financial results on a continuing operations basis for each of fiscal 2008 and 2007. The Company discontinued its nine-store footwear concept, One Thousand Steps, during the fourth quarter of fiscal 2007 ending February 2, 2008. The Company designated demo as a discontinued operation during the first quarter of fiscal 2008 ended May 3, 2008 (see Note 2). Accordingly, the information presented below excludes the operating impact of demo and One Thousand Steps for all periods. All amounts in the table below are expressed in thousands of dollars, except for share and per share amounts.

	First	Second	Third	Fourth
FISCAL YEAR ENDED JANUARY 31, 2009:	Quarter	Quarter	Quarter	Quarter

Net sales	$266,867	$312,726	$323,612	$351,681
Gross margin	75,465	95,258	92,776	56,608
(Loss)/income from continuing operations	(11,969)	3,708	(3,520)	(27,464)
Net (loss)/income	(37,102)	2,796	(2,474)	(27,042)
(Loss)/income from continuing operations per share, diluted	(0.17)	0.06	(0.05)	(0.42)
Net (loss)/income per share, diluted	(0.53)	0.04	(0.04)	(0.42)
Weighted average shares outstanding, diluted	69,915,802	66,704,159	64,968,707	65,059,597

FISCAL YEAR ENDED FEBRUARY 2, 2008:
Net sales	268,106	311,775	341,874	384,273
Gross margin	75,198	101,846	114,726	122,156
(Loss)/income from continuing operations	(338)	9,258	17,143	19,744
Net (loss)/income	(5,058)	(10,502)	(20,037)	5,230
(Loss)/income from continuing operations per share, diluted	—	0.13	0.25	0.28
Net (loss)/income per share, diluted	(0.07)	(0.15)	(0.29)	0.07
Weighted average shares outstanding, diluted	69,578,259	70,064,804	69,949,070	70,069,528

Earnings per basic and diluted share are computed independently for each of the quarters presented based on diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year. Additionally, the sum of the four quarterly amounts for any line item may not agree to the fiscal year total in the consolidated financial statements due to rounding.

Pacific Sunwear of California, Inc. Form 10-K 2008     F-23

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit #		Exhibit Description	Form	Filing Date

3.1		Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04
3.2		Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98
3.3		Fourth Amended and Restated Bylaws of the Company	8-K	11/26/08
4.1		Specimen stock certificate	S-1	2/4/93
10	.1*	Form of Indemnity Agreement between the Company and each of its executive officers and directors	S-1	2/4/93
10	.2*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan and Trust Agreement	10-K	3/17/95
10	.3*+	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective May 30, 2001
10	.4*+	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective December 31, 2008 (subject to section 409A deferrals)
10	.5*	Amended and Restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan dated March 24, 2004	10-Q	5/21/04
10	.6*	Pacific Sunwear of California, Inc. 2005 Performance Incentive Plan	8-K	5/24/05
10	.7*	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004	10-Q	12/9/04
10	.8*	Form of Performance-Based Bonus Award Agreement	10-Q	12/9/04
10	.9*	Form of Notice of Director Stock Appreciation Right Award Agreement	8-K	5/23/06
10	.10*	Form of Notice of Employee Stock Appreciation Right Award Agreement	8-K	5/23/06
10	.11*	Form of Notice of Employee Restricted Stock Award Agreement	8-K	5/23/06
10	.12*+	Pacific Sunwear of California, Inc. Executive Severance Plan, as amended and restated as of November 20, 2008
10	.13*	Employment Agreement, dated April 1, 2005 between the Company and Thomas M. Kennedy	10-K	4/12/05
10	.14*	Amendment No. 1, dated December 14, 2006, to the Employment Agreement between the Company and Thomas M. Kennedy	8-K	12/18/06
10	.15*	Amendment No. 2, dated September 28, 2007, to the Employment Agreement between the Company and Thomas M. Kennedy	10-Q	12/3/07
10	.16*	Employment Separation and General Release Agreement between the Company and Thomas M. Kennedy, dated as of December 12, 2008	8-K	12/15/08
10	.17*	Severance Agreement, dated February 15, 2005, between the Company and Lou Ann Bett	8-K	5/6/05
10	.18*	Retention Bonus Agreement, dated October 29, 2007, between the Company and Lou Ann Bett	8-K	10/30/07
10	.19*	Summary of Compensation Arrangements for Sally Frame Kasaks, Interim Chief Executive Officer	10-Q	12/5/06
10	.20*	Employment Agreement, dated as of May 22, 2007, between the Company and Sally Frame Kasaks	8-K	5/23/07
10	.21*+	Amendment No. 1, effective December 31, 2008, to the Employment Agreement and Restricted Stock Unit Award Agreement between the Company and Sally Frame Kasaks
10	.22*	Form of Stock Appreciation Rights Agreement between the Company and Sally Frame Kasaks	8-K	5/23/07
10	.23*	Form of Restricted Stock Unit Award Agreement between the Company and Sally Frame Kasaks	8-K	5/23/07
10	.24*+	Summary of Board of Directors’ Compensation for fiscal 2009
10	.25*+	Summary of Named Executive Officers Annual Compensation for fiscal 2009

Incorporated by Reference
Exhibit #		Exhibit Description	Form	Filing Date

10.26		Credit Agreement, dated as of April 29, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, BB&T Company, U.S. Bank National Association and Wells Fargo Foothill, Inc., as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers, and a syndicate of other lenders	8-K	5/2/08
10.27		Security Agreement, dated as of April 29, 2008, by the Company, Pacific Sunwear Stores Corp., Miraloma Corp., and certain future subsidiaries of the Company, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	5/2/08
10.28		First Amendment to Credit Agreement, dated as of August 1, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders	10-Q	8/29/08
10.29		Trust Indenture, dated as of July 17, 2007, between the City of Olathe, Kansas and U.S. Bank National Association, as Trustee	8-K	7/23/07
10.30		Lease Agreement, dated as of July 17, 2007, between the City of Olathe, Kansas and Pacific Sunwear Stores Corp.	8-K	7/23/07
21	.1+	Subsidiaries of the Registrant
23	.1+	Consent of Independent Registered Public Accounting Firm
31	.1+	Written statements of Sally Frame Kasaks and Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	.1+	Written statement of Sally Frame Kasaks and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

+ Filed herewith