Form 10-Q
period 2009-05-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2009-06-04
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 2, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21296
PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

California	95-3759463
(State of incorporation)	(I.R.S. Employer Identification No.)
3450 East Miraloma Avenue, Anaheim, CA 92806
(Address of principal executive offices and zip code)
(714) 414-4000
(Registrant’s telephone number)
•	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

•	Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 2, 2009, the registrant had 65,910,302 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended May 2, 2009

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share and per share amounts)

	May 2, 2009	January 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,274	$24,776
Merchandise inventories	115,518	107,205
Other current assets	49,601	58,943

Total current assets	197,393	190,924

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	667,948	665,236
Less accumulated depreciation and amortization	(355,052)	(341,892)

Total property and equipment, net	312,896	323,344

Assets held for sale	—	3,682
Deferred income taxes	21,984	21,984
Other assets	24,825	29,575

TOTAL ASSETS	$557,098	$569,509

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$53,913	$45,263
Other current liabilities	39,161	47,564

Total current liabilities	93,074	92,827

LONG-TERM LIABILITIES:
Deferred lease incentives	49,155	52,313
Deferred rent	22,730	23,008
Other long-term liabilities	29,244	29,374

Total long-term liabilities	101,129	104,695

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 65,261,125 and 65,174,144 shares issued and outstanding, respectively	653	652
Additional paid-in capital	1,956	2,306
Retained earnings	360,286	369,029

Total shareholders’ equity	362,895	371,987

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$557,098	$569,509

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(unaudited, in thousands except share and per share amounts)

	First Quarter Ended
	May 2, 2009	May 3, 2008
Net sales	$223,465	$266,867

Cost of goods sold, including buying, distribution and occupancy costs	162,191	191,402

Gross margin	61,274	75,465

Selling, general and administrative expenses	76,769	95,812

Operating loss from continuing operations	(15,495)	(20,347)

Other expense (income), net	229	(758)

Loss from continuing operations before income taxes	(15,724)	(19,589)

Income tax benefit	(6,981)	(7,620)

Loss from continuing operations	(8,743)	(11,969)

Loss from discontinued operations, net of tax	—	(25,133)

Net loss	$(8,743)	$(37,102)

Comprehensive loss	$(8,743)	$(37,102)

Loss from continuing operations per share:
Basic	$(0.13)	$(0.17)

Diluted	$(0.13)	$(0.17)

Net loss per share:
Basic	$(0.13)	$(0.53)

Diluted	$(0.13)	$(0.53)

Weighted average shares outstanding:
Basic	65,207,991	69,915,802
Diluted	65,207,991	69,915,802
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	First Quarter Ended
	May 2, 2009	May 3, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,743)	$(37,102)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	17,099	21,647
Asset impairment	1,992	8,503
Loss on disposal of property and equipment	—	687
Non-cash stock based compensation	955	1,289
Tax benefit deficiencies related to stock-based compensation	(1,297)	(388)
Change in operating assets and liabilities:
Merchandise inventories	(8,313)	2,674
Other current assets	9,342	(34,990)
Other assets	4,750	15,660
Accounts payable	8,650	10,362
Other current liabilities	(8,263)	555
Deferred lease incentives	(3,158)	(12,637)
Deferred rent	(278)	(2,408)
Other long-term liabilities	(128)	1,519

Net cash provided by/(used in) operating activities	12,608	(24,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,813)	(21,006)
Proceeds from sale of property and equipment	3,705	—

Net cash used in investing activities	(5,108)	(21,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	944
Principal payments under capital lease and long-term debt obligations	(2)	(3)
Repurchase and retirement of common stock	—	(10,248)

Net cash used in financing activities	(2)	(9,307)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	7,498	(54,942)
CASH AND CASH EQUIVALENTS, beginning of period	24,776	97,587

CASH AND CASH EQUIVALENTS, end of period	$32,274	$42,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash (refunded)/paid for income taxes	$(198)	$271
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Decrease in non-cash property and equipment accruals	$(147)	$(869)
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended May 2, 2009
(unaudited, all amounts in thousands except share and per share amounts unless otherwise indicated)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. and its subsidiaries (collectively, the “Company,”) is a leading lifestyle specialty retailer rooted in the youth culture and fashion vibe of Southern California. The Company sells casual apparel with a limited selection of accessories and footwear designed to meet the needs of young people. The Company operates a nationwide, primarily mall-based chain of retail stores, under the names “Pacific Sunwear” and “PacSun”. In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company. As of May 2, 2009, the Company leased and operated 927 stores among all 50 states and Puerto Rico, comprised of 3,577,643 square feet.
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the first quarter ended May 2, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010 (“fiscal 2009”). For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2009 (“fiscal 2008”).
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Information regarding significant accounting policies is contained in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the consolidated financial statements in the Company’s annual report on Form 10-K for fiscal 2008. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that report.
Recent Accounting Pronouncements — In April 2009 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends Statement of Financial Accounting Standards (“SFAS”) 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15,

2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS 107-1 and APB 28-1 will have on its financial statements.
4. DISCONTINUED OPERATIONS
During the first quarter of fiscal 2008, the Company completed inventory liquidation sales and closed its demo stores. Accordingly, the operations of the demo business have been removed from continuing operations for the first quarter of fiscal 2008 and are presented as discontinued operations within the condensed consolidated statements of operations and comprehensive operations. The operating results for the first quarter of fiscal 2008 of the discontinued operations are as follows:

Net sales	$27,051
Loss before income tax benefit	(40,447)
Income tax benefit	15,314
Net loss	(25,133)
Net loss per share, diluted	$(0.36)
5. SEGMENT REPORTING
The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing and related products catering to the teen/young adult demographic through its primarily mall-based PacSun retail stores. The Company has identified three operating segments (PacSun Core stores, PacSun Value stores, and pacsun.com) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The three operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the three operating segments.
6. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123(R), “Share-Based Payment.” Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized. The expected terms of options granted are derived from historical data on employee exercises. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s stock. The Company records stock-based compensation expense using the graded vesting method over the vesting period, which is generally three to four years. Stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company, whichever occurs first. For the first quarter of fiscal 2009 and 2008, the fair value of stock-based compensation awards, which includes stock options, non-vested shares, share appreciation rights and shares purchased under the employee stock purchase plan (“ESPP”), was determined using the following weighted average assumptions:

	Fiscal First Quarters
	2009		2008
	Stock Awards	ESPP	Stock Awards	ESPP
Expected Life	4 years	0.5 years	4 years	0.5 years
Stock Volatility	69.4%	106.4%	40.3%	45.4%
Risk-free Interest Rates	1.5%	0.4%	2.3%	3.2%
Expected Dividends	None	None	None	None
Stock-based compensation expense for each of the first quarters of fiscal 2009 and 2008 was included in costs of goods sold for buying and distribution employees ($0.5 million and $0.6 million, respectively) and in selling, general and administrative expense for all other employees ($0.4 million and $0.8 million, respectively).
A summary of stock option activity, including share appreciation rights, under the 2005 Performance Incentive Plan for the first quarter of fiscal 2009 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options/SARs	Shares	Price	Term (Yrs.)	Value ($000s)
Outstanding at January 31, 2009	2,219,248	$18.57
Granted	1,034,400	$1.64
Exercised	—	—
Forfeited or expired	(280,620)	$23.05

Outstanding at May 2, 2009	2,973,028	$12.26	5.26	2,654

Vested and expected to vest at May 2, 2009	1,945,636	$16.03	4.55	760

Exercisable at May 2, 2009	1,347,328	$19.11	3.85	—

The weighted-average grant-date fair value of options granted during the first quarters of fiscal 2009 and 2008 was $0.85 and $4.54 per share, respectively.
A summary of the status of non-vested share awards during the first quarter of fiscal 2009 is presented below:

		Weighted-Average
		Grant-Date
Non-vested Shares	Shares	Fair Value
Outstanding at January 31, 2009	577,971	$15.85
Granted	193,906	$1.64
Vested	(91,804)	$16.56
Forfeited	(39,453)	$16.76

Outstanding at May 2, 2009	640,620	$11.39

As of May 2, 2009, the Company had approximately $9.5 million of compensation cost related to non-vested stock option and non-vested share awards, net of estimated forfeitures, not yet recognized. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.7 years.
7. EARNINGS PER SHARE
The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings Per Share.” Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For purposes of calculating diluted earnings per share, incremental shares were excluded for all periods presented as their effect would have been anti-dilutive. Options to purchase 2,053,975 and 2,503,682 shares of common stock in the first quarter of fiscal 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested share is greater than the market price of the Company’s common stock.
8. OTHER CURRENT ASSETS
As of the dates presented, other current assets consisted of the following:

	May 2,	Jan. 31,
	2009	2009
Income taxes receivable	$35,737	$30,251
Prepaid expenses	11,942	25,573
Non-trade accounts receivable	1,922	3,119

Total other current assets	$49,601	$58,943

9. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following:

	May 2,	Jan. 31,
	2009	2009
Accrued gift cards	$9,411	$12,134
Accrued compensation and benefits	8,353	13,584
Sales taxes payable	3,277	5,177
Accrued capital expenditures	1,591	1,737
Deferred taxes	1,218	1,218
Other	15,311	13,714

Total other current liabilities	$39,161	$47,564

10. CREDIT FACILITY
The Company has an asset-backed credit agreement with a syndicate of lenders (the “Credit Facility”) which expires April 29, 2013 and provides for a secured revolving line of credit of up to $150 million, which can be increased to up to $225 million subject to lender approval. Extensions of credit under the Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The Credit Facility is available for direct borrowing and, subject to borrowing base availability ($104 million at May 2, 2009), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The Credit Facility is secured by cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 3.5% at May 2, 2009) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. The Company currently believes that the Credit Facility, working capital and cash flows from operations during fiscal 2009 will be sufficient to meet its operating and capital expenditure needs for at least the next twelve months and does not currently plan to seek additional sources of financing. At May 2, 2009, the Company had no direct borrowings and $17 million in letters of credit outstanding under the Credit Facility. The remaining availability at May 2, 2009 was $87 million.
The Company is not subject to any financial covenant restrictions under the Credit Facility unless total remaining borrowing availability under the facility falls below $15 million at any point in time, or 10% of the aggregate lender commitments in the event the facility is increased beyond $150 million. The Company is restricted from incurring additional indebtedness or liens in excess of certain levels specified by the Credit Facility. In general, the Company is not allowed to incur additional secured indebtedness, but can obtain unsecured indebtedness outside of the Credit Facility up to $150 million. Additionally, the Credit Facility contains specific limits on particular kinds of indebtedness, as defined in the facility agreement.
11. COMMITMENTS AND CONTINGENCIES
Litigation — The Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of current litigation will not likely have a material adverse effect on its results of operations or financial condition and, from time to time, it may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on its operating results.
Letters of Credit — The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $17 million outstanding at May 2, 2009, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
12. FAIR VALUE MEASUREMENTS
Effective February 3, 2008, the Company adopted SFAS 157 for financial assets and liabilities. In February 2008, the FASB issued FSP 157-1 and 157-2, which partially deferred the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (subsequently adopted by the Company on February 1, 2009). This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
Previously, the Company held deferred compensation assets associated with its Executive Deferred Compensation Plan (the “Executive Plan”) that were required to be measured at fair value on a recurring basis. The investments held by the Company were included in other assets and were intended to cover the vested participant balances in the Executive Plan. On March 25, 2009, the Company liquidated all deferred compensation assets in the Executive Plan at the current fair market value of $4.4 million and recorded a cash surrender charge of $0.3 million to other expense during the first quarter of fiscal 2009.
The following table represents the fair value hierarchy for assets measured at fair value on a nonrecurring basis as of May 2, 2009 (in millions):

Fair Value Measurements at May 2, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used	$313	$—	$—	$313
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived store assets (primarily property, plant and equipment) with a carrying amount of $315 million were written down to their fair value of $313 million, resulting in an impairment charge of $2 million, which was included in the operating results for the first fiscal quarter of 2009. Fair value is determined using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales and gross margin performance. If the Company’s sales or gross margin performance or other estimated operating results are not achieved at or above the forecasted level, the carrying value of certain store assets may prove unrecoverable and the Company may incur additional impairment charges in the future.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2009, we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:
•	forecasts of future store closures

•	forecasts of future comparable store net sales, gross margins, inventory levels and selling, general and administrative expenses

•	the sufficiency of working capital, operating cash flows and available credit to meet our operating and capital expenditure requirements

•	expectations regarding our capital expenditure plans for fiscal 2009

•	expectations regarding future borrowings and repayments under our credit facility

•	expectations regarding future increases in common area maintenance (CAM) expenses
All forward-looking statements included in this report are based on information available to us as of the date hereof, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See Item 1A, Risk Factors, in Annual Report on Form 10-K for the year ended January 31, 2009 for a discussion of these risks and uncertainties. We assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.
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

Operating margin — We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. For a discussion of the changes in the components comprising operating margins during fiscal 2009 and 2008, see “Results of Operations” in this section.
Store sales trends — We evaluate store sales trends in assessing the operational performance of our stores. Important store sales trends include average net sales per store and average net sales per square foot. For fiscal 2008, average net sales per store were $1.3 million while average net sales per square foot were $339.
Cash flow and liquidity (working capital) — We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Cash flows from operations for fiscal 2008 were $34 million. Cash flows from operations for fiscal 2008 were significantly lower than in prior years, primarily due to negative same-store sales results, higher markdown activity associated with those sales results, and lease termination charges associated with the closure of our former demo concept. We believe that our working capital, cash flows from operating activities and potential intermittent credit facility borrowings will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the fiscal year ended January 31, 2009.
Results of Operations
The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal quarters indicated. The table and discussion that follows excludes the operations of the discontinued demo concept (see Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). The discussion that follows should be read in conjunction with the following table:

	First Quarters Ended
	May 2,	May 3,
	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	72.6	71.7

Gross margin	27.4	28.3
Selling, general and administrative expenses	34.4	35.9

Operating loss from continuing operations	(7.0)	(7.6)
Other expense/(income), net	0.1	(0.3)

Loss from continuing operations before income taxes	(7.1)	(7.3)
Income tax benefit	(3.1)	(2.8)

Net loss from continuing operations	(4.0)%	(4.5)%

Numbers of stores open at end of period	927	942
Total square footage (in 000s)	3,578	3,596
The first quarter (thirteen weeks) ended May 2, 2009 as compared to the first quarter (thirteen weeks) ended May 3, 2008
Net Sales
Net sales decreased to $223 million for the first quarter of fiscal 2009 from $267 million for the first quarter of fiscal 2008. The components of this $44 million decrease in net sales are as follows:

$ millions	Attributable to
$(45)	18% decline in comparable store net sales in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 driven by a 19% decrease in average unit retail.

(2)	Store closures.

3	Non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base and e-commerce net sales.

$(44)	Total

Comparable store net sales of Juniors and Young Mens apparel were down 6% and 8%, respectively. Juniors comparable store net sales results were characterized by strength in Bullhead denim, offset by weakness in swim and shorts. Young Mens comparable store net sales results were characterized by strength in Bullhead denim, offset by weakness in boardshorts. Comparable store net sales of non-apparel were down 57% from last year primarily due to our shift in strategy to become more apparel focused and the exit from our sneaker business. We expect apparel to represent approximately 85% of total sales for fiscal 2009 with non-apparel (consisting of accessories and limited footwear assortments) representing the remaining 15%. We currently expect total comparable store net sales to continue to be negative throughout fiscal 2009.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $61 million for the first quarter of fiscal 2009 versus $75 million for the first quarter of fiscal 2008. As a percentage of net sales, gross margin was 27.4% for the first quarter of fiscal 2009 compared to 28.3% for the first quarter of fiscal 2008. The components of this 0.9% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(3.2)	Deleverage of occupancy costs as a result of the negative 18% same-store sales results for the first quarter of fiscal 2009.

1.3	Increase in merchandise margin due to increased initial markups.

1.0	Decrease in freight and distribution costs of $4 million primarily due to the consolidation of our distribution function in the first quarter of fiscal 2008.

(0.9)	Total

We expect consumer spending to continue to be negatively impacted throughout fiscal 2009 and we plan to manage our inventories to respond to this environment. At the end of the first quarter of fiscal 2009, inventories per square foot were down 31% in dollars and 25% in total units versus the end of the first quarter of fiscal 2008. We intend to maintain significantly reduced inventory levels versus the prior year (at least 20%) throughout fiscal 2009 until sales trends improve appreciably and consistently.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $77 million for the first quarter of fiscal 2009 from $96 million for the first quarter of fiscal 2008, a decrease of $19 million, or 20%. These expenses decreased to 34.4% as a percentage of net sales in the first quarter of fiscal 2009 from 35.9% in the first quarter of fiscal 2008. The components of this 1.5% decrease in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
(2.4)	Decrease in non-cash asset impairment charges of $7 million.

1.2
Increase in payroll and payroll-related expenses as a percentage of sales due to deleveraging these expenses against the negative 18% same-store sales result. In dollars, payroll and payroll-related expenses were down $6 million.

(0.3)	Decrease in other SG&A expenses of $6 million primarily due to lower legal, depreciation and consulting expenses, among other items.

(1.5)	Total

We evaluate the recoverability of the carrying amount of long-lived assets for all stores (primarily property, plant and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges within selling, general and administrative expenses for underperforming stores in future quarters.
Other expense (income), net
Other expense was $0.2 million for the first quarter of fiscal 2009 compared to other income of $0.8 million for the first quarter of fiscal 2008, a decrease of $1 million. The decrease in fiscal 2009 was primarily the result of decreased interest income on lower average cash balances due to operating losses and a $0.3 million cash surrender charge upon the liquidation of deferred compensation assets in fiscal 2009.
Income Taxes
We recognized income tax benefits of $7 million and $8 million for the first quarters of fiscal 2009 and 2008, respectively. The effective income tax rate was 44.4% in the first quarter of fiscal 2009 versus 38.9% in the first quarter of fiscal 2008. The increase in the effective income tax rate was primarily attributable to lower projected annual income for fiscal 2009. Our weighted-average effective state income tax rate will vary over time depending on a number of factors, such as differing average state income tax rates and changes in forecasted annual earnings.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term borrowings. Our primary capital requirements have been for the financing of inventories and the construction of newly opened, remodeled, expanded or relocated stores. We believe that our working capital, cash flows from operating activities, and potential intermittent credit facility borrowings will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.
Operating Cash Flows
Net cash provided by operating activities was $13 million for the first quarter of fiscal 2009 compared to net cash used of $25 million for the first quarter of fiscal 2008. The $38 million increase in cash from operating activities in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was largely attributable to the impact of the discontinued demo concept (see Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additional details regarding the increase in cash from operating activities were as follows:

$ millions	Attributable to
$44	Change in income tax receivable from prior year as a result of operating losses and the closing of the discontinued demo concept in the first quarter of fiscal 2008.

28	Lower operating losses in the current year as a result of the closing of the discontinued demo concept last year.

(13)	Increase in merchandise inventories versus the end of fiscal 2008, net of accounts payable.

(11)	Change in deferred tax assets associated with the discontinued demo concept.

(7)	Decrease in non-cash asset impairments.

(5)	Decrease in non-cash depreciation and amortization as a result of the closing of the Anaheim distribution center, write-off of remaining goodwill and impairment of store assets in fiscal 2008.

2	Other changes in working capital items.

$38	Total

Working Capital
Working capital at May 2, 2009 was $104 million compared to $98 million at January 31, 2009, an increase of $6 million. The changes in working capital were as follows:

$ millions	Description
$98	Working capital at January 31, 2009

(9)	Increase in accounts payable due to timing of payments

(9)	Decrease in other current assets, primarily from a decrease in prepaid rent due to timing of rent payments.

9	Decrease in other current liabilities, primarily from a decrease in accrued salaries and benefits based on timing of payments.

8	Increase in merchandise inventories from fiscal year end due to planned receipt flows

7	Increase in cash and cash equivalents (see condensed consolidated cash flow statement).

$104	Working capital at May 2, 2009

Investing Cash Flows
Net cash used in investing activities in the first quarter of fiscal 2009 was $5 million compared to $21 million for the first quarter of fiscal 2008, a decrease in cash used of $16 million. Investing cash flows for the first quarter of fiscal 2009 were comprised of capital expenditures of $9 million offset by proceeds from the sale of land of approximately $4 million. Investing cash flows for the first quarter of fiscal 2008 were comprised entirely of capital expenditures of $21 million. We expect total capital expenditures for fiscal 2009 to be approximately $30 million.
Financing Cash Flows
Net cash used in financing activities in the first quarter of fiscal 2009 was nominal compared to cash used in financing activities of $9 million in the first quarter of fiscal 2008. In the first quarter of fiscal 2008, we repurchased and retired common stock in the amount of approximately $10 million, partially offset by approximately $1 million in proceeds received from employee exercises of stock options.
Credit Facility
Information regarding our credit facility is contained in Note 10 to the condensed consolidated financial statements for the quarter ended May 2, 2009, which note is incorporated herein by this reference.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as minor commitments under capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At May 2, 2009, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period (in $ millions)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating lease obligations	$439	$91	$147	$106	$95
Capital lease obligations	<0.1	<0.1	<0.1	—	—
FIN 48 obligations including interest and penalties	1	—	1	—	—
Letters of credit	17	17	—	—	—

Total	$457	$108	$148	$106	$95

We expect approximately 100 store operating leases per year to reach the end of their original lease term in each of the next three fiscal years. These leases will need to be renewed or extended, potentially at different rates, or allowed to expire. As a result, depending on market conditions, actual future rental commitments and the time frame of such commitments may differ significantly from those shown in the table above.

The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, were $165 million in fiscal 2008. We currently expect total CAM expenses to continue to increase from year to year as long-term leases come up for renewal at current market rates in excess of original lease terms.
Operating Leases
We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through February 2021. Substantially all of our retail store leases require us to pay minimum rent, CAM charges, insurance, property taxes and additional percentage rent ranging from 3% to 14% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed five PacSun stores in the first quarter of 2009. We currently anticipate closing approximately 15 stores in the second quarter of 2009 and 35-50 stores for fiscal 2009.
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
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements for the quarter ended May 2, 2009, which note is incorporated herein by this reference.

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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
To the extent we borrow under our credit facility, we are exposed to market risk related to changes in interest rates. At May 2, 2009, there were no direct borrowings outstanding under our credit facility. Based on the interest rate of 3.5% on our credit facility at May 2, 2009, if interest rates on the credit facility were to increase by 10%, and to the extent borrowings were outstanding, for every $1 million outstanding on our credit facility, earnings would be reduced by less than $5 thousand per year. We are not a party with respect to derivative financial instruments.
ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the periodic reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 2, 2009.
No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
For information on legal proceedings, see “Litigation” within Note 11 to the condensed consolidated financial statements for the quarter ended May 2, 2009, which is incorporated by reference in response to this Item 1.
Item 1A — Risk Factors
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended January 31, 2009, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Company believes there are no material changes from the disclosure provided in the Annual Report on Form 10-K for the year ended January 31, 2009 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 — Defaults upon Senior Securities
None.
Item 4 — Submission of Matters to a Vote of Security Holders
None.
Item 5 — Other Information
None.
Item 6 — Exhibits

Incorporated by
Reference
Exhibit #	Exhibit Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04

3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98

3.3	Fifth Amended and Restated Bylaws of the Company	8-K	4/3/09

31.1+	Written statements of Sally Frame Kasaks and Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Written statement of Sally Frame Kasaks and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: June 4, 2009	/s/ SALLY FRAME KASAKS
Sally Frame Kasaks
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: June 4, 2009	/s/ MICHAEL L. HENRY
Michael L. Henry
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)