Form 10-Q
period 2009-08-01
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2009-09-03
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 1, 2009
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
(Do not check if smaller reporting company)
•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 31, 2009, the registrant had 66,181,851 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended August 1, 2009
Index

Page #
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets—August 1, 2009 and January 31, 2009	3
Condensed Consolidated Statements of Operations and Comprehensive Operations—Second quarter (13 weeks) and first half (26 weeks) ended August 1, 2009 and August 2, 2008	4
Condensed Consolidated Statements of Cash Flows—First half (26 weeks) ended August 1, 2009 and August 2, 2008	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	22
Item 6. Exhibits	22

SIGNATURE PAGE	23
EX-31.1
EX-32.1

PART I — FINANCIAL INFORMATION

ITEM 1	— Condensed Consolidated Financial Statements (unaudited)
PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share and per share amounts)

	August 1, 2009	January 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,176	$24,776
Merchandise inventories	174,995	107,205
Other current assets	14,706	58,943

Total current assets	215,877	190,924

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	661,462	665,236
Less accumulated depreciation and amortization	(365,409)	(341,892)

Total property and equipment, net	296,053	323,344

Assets held for sale	—	3,682
Deferred income taxes	34,779	21,984
Other assets	24,805	29,575

TOTAL ASSETS	$571,514	$569,509

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$82,191	$45,263
Other current liabilities	42,573	47,564

Total current liabilities	124,764	92,827

LONG-TERM LIABILITIES:
Deferred lease incentives	45,635	52,313
Deferred rent	22,337	23,008
Other long-term liabilities	28,498	29,374

Total long-term liabilities	96,470	104,695

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 65,549,597 and 65,174,144 shares issued and outstanding, respectively	655	652
Additional paid-in capital	3,494	2,306
Retained earnings	346,131	369,029

Total shareholders’ equity	350,280	371,987

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$571,514	$569,509

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(Unaudited, in thousands except share and per share amounts)

	For the Second Quarter Ended		For the First Half Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	$242,794	$312,726	$466,260	$579,592

Cost of goods sold, including buying, distribution and occupancy costs	185,086	217,468	347,278	408,869

Gross margin	57,708	95,258	118,982	170,723

Selling, general and administrative expenses	79,343	90,173	156,112	185,985

Operating (loss) income from continuing operations	(21,635)	5,085	(37,130)	(15,262)

Other income (expense), net	66	11	(163)	769

(Loss) income from continuing operations before income taxes	(21,569)	5,096	(37,293)	(14,493)

Income tax (benefit) expense	(7,414)	1,388	(14,395)	(6,232)

(Loss) income from continuing operations	(14,155)	3,708	(22,898)	(8,261)

Loss from discontinued operations, net of tax	—	(912)	—	(26,045)

Net (loss) income	$(14,155)	$2,796	$(22,898)	$(34,306)

Comprehensive (loss) income	$(14,155)	$2,796	$(22,898)	$(34,306)

(Loss) income from continuing operations per share:
Basic	$(0.22)	$0.06	$(0.35)	$(0.12)

Diluted	$(0.22)	$0.06	$(0.35)	$(0.12)

Net (loss) income per share:
Basic	$(0.22)	$0.04	$(0.35)	$(0.50)

Diluted	$(0.22)	$0.04	$(0.35)	$(0.50)

Weighted average shares outstanding:
Basic	65,370,465	66,664,245	65,241,888	68,290,024
Diluted	65,370,465	66,704,159	65,241,888	68,290,024
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the First Half Ended
	August 1, 2009	August 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,898)	$(34,306)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	34,529	40,685
Asset impairment	7,526	11,705
Loss on disposal of property and equipment	30	1,649
Non-cash stock based compensation	2,426	2,463
Tax benefit deficiencies related to stock-based compensation	(1,599)	(968)
Change in operating assets and liabilities:
Merchandise inventories	(67,790)	(59,556)
Other current assets	44,237	(30,470)
Other assets	(8,025)	15,990
Accounts payable	36,928	69,641
Other current liabilities	(4,061)	(4,296)
Deferred lease incentives	(6,678)	(16,177)
Deferred rent	(671)	(3,845)
Other long-term liabilities	(872)	818

Net cash provided by/(used in) operating activities	13,082	(6,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,784)	(48,836)
Proceeds for sale of land	3,705	—
Proceeds from sale of property and equipment	28	—

Net cash used in investing activities	(12,051)	(48,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	—	(52,911)
Borrowings under credit facility	—	43,099
Principal payments under credit facility	—	(32,319)
Proceeds from exercise of stock options	373	1,614
Principal payments under capital lease and long-term debt obligations	(4)	(7)

Net cash provided by/(used in) financing activities	369	(40,524)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,400	(96,027)
CASH AND CASH EQUIVALENTS, beginning of period	24,776	97,587

CASH AND CASH EQUIVALENTS, end of period	$26,176	$1,560

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$1
Cash (refunded)/paid for income taxes	$(28,101)	$311
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
(Decrease)/increase in non-cash property and equipment accruals	$(939)	$1,985
Capital lease transactions for property and equipment	$—	$20
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended August 1, 2009
(unaudited, all amounts in thousands except share and per share amounts unless otherwise indicated)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. and its subsidiaries (collectively, the “Company,”) is a leading lifestyle specialty retailer rooted in the youth culture of California. The Company sells casual apparel with a limited selection of accessories and footwear designed to meet the needs of teens and young adults. The Company operates a nationwide, primarily mall-based chain of retail stores, under the names “Pacific Sunwear” and “PacSun”. In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company. As of August 1, 2009, the Company leased and operated 916 stores among all 50 states and Puerto Rico, comprised of 3,536,429 square feet.
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the first half ended August 1, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010 (“fiscal 2009”). For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“fiscal 2008”). The Company has evaluated all subsequent events through the time that it filed its consolidated financial statements in this Form 10-Q with the Securities and Exchange Commission on September 2, 2009.
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
Recent Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. As the Codification does not change GAAP, it is not expected to have a material impact on the Company’s consolidated financial statements. In future filings after the effective date of the Codification, previous references made to GAAP literature in the notes to the Company’s consolidated financial statements will be updated accordingly.
4. DISCONTINUED OPERATIONS
During the first quarter of fiscal 2008, the Company completed inventory liquidation sales and closed its demo stores. Accordingly, the operations of the demo business have been removed from continuing operations for the first half of fiscal 2008 and are presented as discontinued operations within the condensed consolidated statements of operations and comprehensive operations. The operating results for the second quarter and first half of fiscal 2008 of the discontinued operations are as follows:

	Second Quarter Ended	First Half Ended
	Aug. 2, 2008	Aug. 2, 2008
Net sales	$—	$27,051
Income (loss) before income tax benefit	312	(40,135)
Income tax expense (benefit)	1,224	(14,090)
Net loss	(912)	(26,045)
Net loss per share, diluted	$(0.02)	$(0.38)
5. SEGMENT REPORTING
The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing and related products catering to teens and young adults through its primarily mall-based PacSun retail stores. The Company has identified three operating segments (PacSun Core stores, PacSun Value stores, and pacsun.com) as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The three operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the three operating segments.
6. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123(R), “Share-Based Payment.” Stock-based compensation expense for the first half of each of fiscal 2009 and 2008 was included in costs of goods sold for buying and distribution employees (approximately $1 million in each period) and in selling, general and administrative expense for all other employees (approximately $1 million in each period).

Stock Options
The Company granted 1,116,150 and 559,080 shares underlying stock options under the 2005 Performance Incentive Plan during the first half of each of fiscal 2009 and 2008, respectively, at a weighted average grant-date fair value of $0.96 and $4.39 per share, respectively. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of stock options granted during the first half of each of fiscal 2009 and 2008:

For the First Half Ended
	Aug. 1, 2009	Aug. 2, 2008 _
Expected life	4 years	4 years
Expected volatility	69.4% - 73.6%	40.3% - 41.4%
Risk-free interest rate	1.5% - 2.0%	2.3% - 3.0%
Dividend yield	—	—
Non-vested Stock Awards
The Company granted 390,036 and 294,320 non-vested stock awards during the first half of each of fiscal 2009 and 2008, respectively, at a weighted average grant-date fair value of $2.97 and $12.98, respectively.
As of August 1, 2009, the Company had approximately $9 million of compensation expense related to non-vested stock option and non-vested stock awards, net of estimated forfeitures, not yet recognized. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.4 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its condensed consolidated financial statements due to actual forfeitures.
7. EARNINGS PER SHARE
The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings Per Share.” Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and non-vested stock awards. For purposes of calculating diluted earnings per share, incremental shares were excluded for all periods presented as their effect would have been anti-dilutive. Options to purchase 1,912,527 and 2,653,826 shares of common stock in each of the second quarters of fiscal 2009 and 2008, respectively, and 1,983,251 and 2,569,068 shares of common stock in the first half of each of fiscal 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested stock awards is greater than the market price of the Company’s common stock.
8. OTHER CURRENT ASSETS
As of the dates presented, other current assets consisted of the following:

	Aug. 1,	Jan. 31,
	2009	2009
Prepaid expenses	$10,956	$25,573
Income taxes receivable	2,151	30,251
Non-trade accounts receivable	1,599	3,119

Total other current assets	$14,706	$58,943

9. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following:

	Aug. 1,	Jan. 31,
	2009	2009
Accrued compensation and benefits	$10,694	$13,584
Accrued gift cards	8,276	12,134
Sales taxes payable	3,724	5,177
Deferred taxes	1,218	1,218
Accrued capital expenditures	798	1,737
Other	17,863	13,714

Total other current liabilities	$42,573	$47,564

10. CREDIT FACILITY
The Company has an asset-backed credit agreement with a syndicate of lenders (the “Credit Facility”) which expires April 29, 2013 and provides for a secured revolving line of credit of up to $150 million, which can be increased to up to $225 million subject to lender approval. Extensions of credit under the Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The Credit Facility is available for direct borrowing and, subject to borrowing base availability ($122 million at August 1, 2009), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The Credit Facility is secured by cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 3.5% at August 1, 2009) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. The Company currently believes that the availability under the Credit Facility, working capital and cash flows from operating activities will be sufficient to meet its operating and capital expenditure needs for at least the next twelve months and does not currently plan to seek additional sources of financing. At August 1, 2009, the Company had no direct borrowings and $16 million in letters of credit outstanding under the Credit Facility. The remaining availability at August 1, 2009 was $106 million.
The Company is not subject to any financial covenant restrictions under the Credit Facility unless, at any point in time, total remaining borrowing availability under the facility falls below $15 million, or 10% of the aggregate lender commitments in the event the facility is increased beyond $150 million. The Company does not currently anticipate any outstanding borrowings under the Credit Facility at the end of the third or fourth quarters of fiscal 2009. The Company is restricted from incurring additional indebtedness or liens in excess of certain levels specified by the Credit Facility. In general, the Company is not allowed to incur additional secured indebtedness, but can obtain unsecured indebtedness outside of the Credit Facility up to $150 million. Additionally, the Credit Facility contains specific limits on particular kinds of indebtedness, as defined in the facility agreement.
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
Letters of Credit — The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $16 million outstanding at August 1, 2009, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
12. INCOME TAXES
As disclosed in the Company’s Annual Report on Form 10-K for fiscal 2008, the Company established a $3 million valuation allowance against deferred tax assets related to Kansas state investment tax credits that more likely than not will not be utilized before expiration. In accordance with SFAS 109, “Accounting for Income Taxes,” and as a result of continued pre-tax operating losses, the Company re-evaluated the realizability of all of its gross federal and state deferred tax assets. As of August 1, 2009, the Company had a long-term net deferred tax asset of $35 million and a current net deferred tax liability of $1 million. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the potential need for a valuation allowance, SFAS 109 requires an evaluation of both positive and negative evidence. An enterprise must use judgment in considering the relative impact of available evidence. In making such judgments, the weight given to the potential effect of positive and negative evidence should be commensurate with the extent to which it can be objectively verified. The Company’s assessment considered all available positive and negative evidence including recent and likely near term operating losses, the Company’s strong earnings history, current cumulative three year pre-tax income and various cost cutting efforts that have been implemented to improve future profitability. The Company concluded that based on a weighting of objectively verifiable positive and negative evidence available as of August 1, 2009, no additional valuation allowance is required. Given the current negative trend in the business, the Company could incur a non-cash charge in subsequent quarters to record additional valuation allowance on the Company’s deferred tax assets which could have a material impact on the Company’s financial position and results of operations.

13. FAIR VALUE MEASUREMENTS
Effective February 3, 2008, the Company adopted SFAS 157 for financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position 157-1 and 157-2, which partially deferred the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis (subsequently adopted by the Company on February 1, 2009). This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
•	Level 1: Quoted market prices in active markets for identical assets or liabilities

•	Level 2: Observable market based inputs that are corroborated by market data

•	Level 3: Unobservable inputs that are not corroborated by market data
The following table represents the fair value hierarchy for assets measured at fair value on a nonrecurring basis as of August 1, 2009 (in millions):

Fair Value Measurements at August 1, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held and used	$296	$—	$—	$296
Long-lived store assets (primarily property and equipment) with a carrying amount of $301 million were written down to their fair value of $296 million, resulting in an impairment charge of $5 million, which was included in the operating results for the second fiscal quarter of 2009. Fair value is determined using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales and gross margin performance. If the Company’s sales or gross margin performance or other estimated operating results are not achieved at or above the forecasted level, the carrying value of certain store assets may prove unrecoverable and the Company may incur additional impairment charges in the future.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the MD&A and the consolidated financial statement and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2009, which are hereby incorporated by reference into this Quarterly Report on Form 10-Q, and Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q for a discussion of these risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2009, we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:
•	forecasts of future store closures
•	forecasts of future comparable store net sales, gross margins, inventory levels and selling, general and administrative expenses
•	the sufficiency of working capital, operating cash flows and available credit to meet our operating and capital expenditure requirements
•	future asset impairment charges
•	our capital expenditure plans
•	future borrowings and repayments under our credit facility
•	future changes in common area maintenance (CAM) expenses
•	the outcome and expense of litigation
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
Cash flow and liquidity (working capital) — We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. We believe that our working capital, cash flows from operating activities and credit facility availability will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months. For a discussion of the changes in operating cash flows and working capital, see “Liquidity and Capital Resources” in this section.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
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

	Second Quarter Ended		First Half Ended
	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	76.2	69.5	74.5	70.5

Gross margin	23.8	30.5	25.5	29.5
Selling, general and administrative expenses	32.7	28.9	33.5	32.1

Operating (loss) income from continuing operations	(8.9)	1.6	(8.0)	(2.6)
Other income (expense), net	0.0	0.0	0.0	0.1

(Loss) income from continuing operations before income taxes	(8.9)	1.6	(8.0)	(2.5)
Income tax (benefit) expense	(3.1)	0.4	(3.1)	(1.1)

(Loss) income from continuing operations	(5.8)%	1.2%	(4.9)%	(1.4)%

PacSun Core stores	522	535
PacSun Value stores	394	403

Total stores	916	938

Total square footage (in 000s)	3,536	3,596

The second quarter (thirteen weeks) ended August 1, 2009 as compared to the second quarter (thirteen weeks) ended August 2, 2008
Net Sales
Net sales decreased to $243 million for the second quarter of fiscal 2009 from $313 million for the second quarter of fiscal 2008. The components of this $70 million decrease in net sales are as follows:

$ millions	Attributable to
$(71)
24% decline in comparable store net sales in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 driven by a 12% decrease in average unit retail and a 12% decline in total transactions.

(1)	Decrease in sales due to store closures, store relocations, and temporary locations.

2	Non-comparable sales from new stores not yet included in the comparable store base and e-commerce net sales.

$(70)	Total

Comparable store net sales of Juniors and Young Mens apparel were down (21)% and (17)%, respectively. Juniors comparable store net sales results were characterized by weakness in the spring categories of swim, shorts and dresses. Young Mens comparable store net sales results were characterized by weakness in swim, shorts and tees. Comparable store net sales of non-apparel were down (45)% from last year primarily due to our shift in strategy at that time to become more apparel focused and the prior year exit from our former sneaker business. We currently expect total comparable store net sales to continue to be negative throughout fiscal 2009.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $58 million for the second quarter of fiscal 2009 versus $95 million for the second quarter of fiscal 2008. As a percentage of net sales, gross margin was 23.8% for the second quarter of fiscal 2009 compared to 30.5% for the second quarter of fiscal 2008. The components of this 6.7% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(4.7)	Deleverage of occupancy costs as a result of the negative 24% same-store sales results for the second quarter of fiscal 2009.

(2.1)	Decrease in merchandise margin due to increased markdowns that more than offset improved initial markups.

0.1	Decrease in freight and distribution costs of $2 million primarily due to the impact of cost saving initiatives.

(6.7)	Total

We expect consumer spending to continue to be negatively impacted throughout fiscal 2009 and we plan to manage our inventories to respond to this environment. At the end of the second quarter of fiscal 2009, inventories per square foot were down 23% in dollars and 15% in total units versus the end of the second quarter of fiscal 2008. We currently expect to maintain this inventory trend through the third quarter of fiscal 2009.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $79 million for the second quarter of fiscal 2009 from $90 million for the second quarter of fiscal 2008, a decrease of $11 million, or 12%. These expenses increased to 32.7% as a percentage of net sales in the second quarter of fiscal 2009 from 28.9% in the second quarter of fiscal 2008. The components of this 3.8% increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
1.5
Increase in payroll and payroll-related expenses as a percentage of net sales to 17.7% ($43 million) in the second quarter of fiscal 2009 from 16.2% ($51 million) for the second quarter of fiscal 2008 due to deleveraging these expenses against the negative 24% same-store sales result.

1.3
Increase in other SG&A expenses as a percentage of net sales to 12.7% ($31 million) in the second quarter of fiscal 2009 from 11.4% ($35 million) for the second quarter of fiscal 2008 due to deleveraging these expenses against the negative 24% same-store sales result. In dollars, other SG&A expenses decreased $4 million (primarily due to declines in depreciation, advertising and credit authorization expenses).

1.0	Non-cash asset impairment charges increased $1 million to $5 million for the second quarter of fiscal 2009 from $4 million for the second quarter of fiscal 2008.

3.8	Total

We evaluate the recoverability of the carrying amount of long-lived assets for all stores (primarily property, plant and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges within selling, general and administrative expenses for underperforming stores in future quarters. We currently anticipate recording an estimated $8-$12 million in non-cash, pre-tax store asset impairment charges in the third quarter of fiscal 2009. Actual impairment charges will be determined as part of our customary quarterly closing impairment analysis.
Income Taxes
We recognized an income tax benefit of $7 million for the second quarter of fiscal 2009 compared to income tax expense of $1 million for the second quarter of fiscal 2008. The effective income tax rate was 34.4% in the second quarter of fiscal 2009 versus 27.2% in the second quarter of fiscal 2008. The change in the effective income tax rate was primarily attributable to differences in projected annual income. Our weighted-average effective state income tax rate will vary over time depending on a number of factors, such as differing average state income tax rates and changes in forecasted annual earnings. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which note is incorporated herein by this reference.

The first half (26 weeks) ended August 1, 2009 as compared to the first half (26 weeks) ended August 2, 2008
Net Sales
Net sales decreased to $466 million for the first half of fiscal 2009 from $580 million for the first half of fiscal 2008. The components of this $114 million decrease in net sales are as follows:

$ millions	Attributable to
$(116)
21% decline in comparable store net sales in the first half of fiscal 2009 compared to the first half of fiscal 2008 driven primarily by a 15% decrease in average unit retail and an 8% decline in total transactions.

5	Non-comparable sales from new stores not yet included in the comparable store base and e-commerce net sales.

(3)	Decrease in sales due to store closures, store relocations, and temporary locations.

$(114)	Total

Comparable store net sales of Juniors and Young Mens apparel were down (14)% and (13)%, respectively. Juniors comparable store net sales results were characterized by weakness in swim and shorts. Young Mens comparable store net sales results were characterized by weakness in boardshorts. Comparable store net sales of non-apparel were down (51)% from last year primarily due to our shift in strategy at that time to become more apparel focused and the prior year exit from our former sneaker business. We currently expect total comparable store net sales to continue to be negative throughout fiscal 2009.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $119 million for the first half of fiscal 2009 versus $171 million for the first half of fiscal 2008. As a percentage of net sales, gross margin was 25.5% for the first half of fiscal 2009 compared to 29.5% for the first half of fiscal 2008. The components of this 4.0% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(4.0)	Deleverage of occupancy costs as a result of the negative 21% same-store sales results for the first half of fiscal 2009.

(0.5)	Decrease in merchandise margin due to increased markdowns that more than offset improved initial markups.

0.5	Decrease in freight and distribution costs of $6 million primarily due to the consolidation of our distribution function in the first quarter of fiscal 2008 and the impact of cost saving initiatives.

(4.0)	Total

We expect consumer spending to continue to be negatively impacted throughout fiscal 2009 and we plan to manage our inventories to respond to this environment. At the end of the first half of fiscal 2009, inventories per square foot were down 23% in dollars and 15% in total units versus the end of the first half of fiscal 2008. We currently expect to maintain this inventory trend through the third quarter of fiscal 2009.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $156 million for the first half of fiscal 2009 from $186 million for the first half of fiscal 2008, a decrease of $30 million, or 16%. These expenses increased to 33.5% as a percentage of net sales in the first half of fiscal 2009 from 32.1% in the first half of fiscal 2008. The components of this 1.4% increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
1.2
Increase in payroll and payroll-related expenses as a percentage of net sales to 18.7% ($87 million) in the second half of fiscal 2009 from 17.5% ($101 million) for the second half of fiscal 2008 due to deleveraging these expenses against the negative 21% same-store sales result.

0.8
Increase in other SG&A expenses as a percentage of net sales to 13.2% ($61 million) in the second half of fiscal 2009 from 12.4% ($72 million) for the second half of fiscal 2008 due to deleveraging these expenses against the negative 21% same-store sales result. In dollars, other SG&A expenses decreased $11 million (primarily due to declines in depreciation, consulting and legal expenses).

(0.6)	Non-cash asset impairment charges and loss on disposals decreased $5 million to $8 million for the second half of fiscal 2009 from $13 million for the second half of fiscal 2008.

1.4	Total

We evaluate the recoverability of the carrying amount of long-lived assets for all stores (primarily property, plant and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges within selling, general and administrative expenses for underperforming stores in future quarters. We currently anticipate recording an estimated $8-$12 million in non-cash, pre-tax store asset impairment charges in the third quarter of fiscal 2009. Actual impairment charges will be determined as part of our customary quarterly closing impairment analysis.
Other income (expense), net
Other expense was $0.2 million for the first half of fiscal 2009 compared to other income of $0.8 million for the first half of fiscal 2008, a decrease of $1 million. The decrease in fiscal 2009 was primarily the result of decreased interest income on lower average cash balances due to operating losses and a $0.3 million cash surrender charge upon liquidation of deferred compensation assets in fiscal 2009.
Income Taxes
We recognized income tax benefits of $14 million and $6 million for the first half of fiscal 2009 and 2008, respectively. The effective income tax rate was 38.6% in the first half of fiscal 2009 versus 43.0% in the first half of fiscal 2008. The change in the effective income tax rate was primarily attributable to differences in projected annual income. Our weighted-average effective state income tax rate will vary over time depending on a number of factors, such as differing average state income tax rates and changes in forecasted annual earnings. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which note is incorporated herein by this reference.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term borrowings. Our primary capital requirements have historically been for the financing of inventories and the construction of newly opened, remodeled, expanded or relocated stores. We believe that our working capital, cash flows from operating activities, and credit facility availability will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months and do not currently plan to seek additional sources of financing.

Working Capital
Working capital at August 1, 2009 was $91 million compared to $98 million at January 31, 2009, a decrease of $7 million. The changes in working capital were as follows:

$ millions	Description
$98	Working capital at January 31, 2009

31	Increase in merchandise inventories, net of accounts payable, from fiscal year end due to planned receipt flows.

5	Decrease in other current liabilities, primarily accrued salaries and benefits based on timing of payments.

1	Increase in cash and cash equivalents (see condensed consolidated cash flow statement).

(44)	Decrease in other current assets, primarily due to receipt of a $29 million federal tax refund and a decrease in prepaid rent due to timing of rent payments.

$91	Working capital at August 1, 2009

Operating Cash Flows
Net cash provided by operating activities was $13 million for the first half of fiscal 2009 compared to net cash used of $7 million for the first half of fiscal 2008. The $20 million increase in cash from operating activities in the first half of fiscal 2009 as compared to the first half of fiscal 2008 was largely attributable to the impact of the discontinued demo concept in 2008 (see Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additional details regarding the increase in cash from operating activities were as follows:

$ millions	Attributable to
$37	Change in income tax receivable and deferred tax assets from prior year as a result of operating losses and the closing of the discontinued demo concept in the first quarter of fiscal 2008.

13	Decrease in other current assets primarily due to timing of rent payments.

11	Lower operating losses in the current year as a result of the closing of the discontinued demo concept in 2008.

9	Decrease in deferred lease incentive amortization due to discontinued demo concept in the first quarter of fiscal 2008.

(41)	Increase in merchandise inventories versus the end of fiscal 2008, net of accounts payable.

(6)	Decrease in non-cash depreciation and amortization as a result of the closing of the Anaheim distribution center and impairment of store assets in fiscal 2009 and 2008.

(5)	Decrease in non-cash asset impairments.

2	Other changes in working capital items.

$20	Total

Investing Cash Flows
Net cash used in investing activities in the first half of fiscal 2009 was $12 million compared to $49 million for the first half of fiscal 2008, a decrease in cash used of $37 million. Investing cash flows for the first half of fiscal 2009 were comprised of capital expenditures of $16 million offset by proceeds from the sale of land of approximately $4 million. Investing cash flows for the first half of fiscal 2008 were comprised entirely of capital expenditures of $49 million. We expect total capital expenditures for fiscal 2009 to be approximately $30 million.
Financing Cash Flows
Net cash provided by financing activities in the first half of fiscal 2009 was $0.4 million compared to cash used in financing activities of $41 million in the first half of fiscal 2008. The first half of fiscal 2009 was primarily comprised of $0.4 million in proceeds received from employee exercises of stock options. The first half of fiscal 2008 was comprised of the repurchase and retirement of $53 million of common stock, offset by net borrowings under our credit facility of $11 million and $2 million of proceeds from employee exercises of stock options.

Credit Facility
Information regarding our credit facility is contained in Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which note is incorporated herein by this reference.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as minor commitments under capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At August 1, 2009, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period (in $ millions)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating lease obligations	$453	$92	$149	$109	$103
Capital lease obligations	<0.1	<0.1	<0.1	—	—
FIN 48 obligations including interest and penalties	1	—	1	—	—
Letters of credit	16	16	—	—	—

Total	$470	$108	$150	$109	$103

During fiscal 2009, we expect 87 store operating leases to reach the end of their original lease term. In each of the next three fiscal years, we expect approximately 126, 133 and 100 store operating leases to reach the end of their original lease term. These leases will need to be renewed or extended, potentially at different rates, or allowed to expire. As a result, depending on market conditions, actual future rental commitments and the time frame of such commitments may differ significantly from those shown in the table above.
The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, were $165 million in fiscal 2008. Total CAM expenses may increase or decrease in the future depending on the total number of stores operated and the outcome of lease negotiations.
Operating Leases
We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through February 2021. Substantially all of our retail store leases require us to pay minimum rent, CAM charges, insurance, property taxes and additional percentage rent ranging from 3% to 14% based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically 10 years, some of which contain renewal options exercisable at our discretion. Rent expense is recorded under the straight-line method over the life of the lease. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed 16 stores in the first half of fiscal 2009 and currently anticipate closing approximately 40 stores in total for the year.
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
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which note is incorporated herein by this reference.
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past. There can be no assurance that our business will not be affected by inflation in the future.
Seasonality and Quarterly Results
Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, approximately 45% of our net sales have occurred in the first half of the fiscal year and 55% have occurred in the second half, with the back-to-school and Christmas selling periods accounting for approximately 30-35% of our annual net sales and a higher percentage of our operating income on a combined basis. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Due to the seasonality of our business, we may borrow under our Credit Facility from time to time. At August 1, 2009, we had no direct borrowings and $16 million in letters of credit outstanding under the Credit Facility. To the extent that we may borrow under our Credit Facility in the future and based on our borrowing rate of 3.5% at August 1, 2009, a 10% increase (35 basis points) in our borrowing rate would expose us to de minimis market risk related to interest rate fluctuations. We are not a party with respect to derivative financial instruments.
ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the periodic reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 1, 2009.
No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
For information on legal proceedings, see “Litigation” within Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item 1.
Item 1A — Risk Factors
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended January 31, 2009, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). The Company believes there are no material changes, other than the items disclosed below, from the disclosure provided in the Annual Report on Form 10-K for the year ended January 31, 2009 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
We previously stated our intention to place a greater emphasis on apparel, Juniors merchandise, and the proprietary brand penetration within our merchandising assortments than we have in the past. We may modify this strategy going forward and we cannot be certain that the existing strategy or any modified strategy will be successful in improving our store productivity or profitability. To improve the sales per square foot productivity of our stores and the profitability of our business as a whole, we have recently placed a greater emphasis on apparel, Juniors merchandise, and proprietary brand penetration within our merchandising assortments than we have in the past. We may modify or change the emphasis of our merchandising strategy. It is uncertain whether our existing emphasis or any modified emphasis will result in higher sales per square foot in our stores or improved operating margins for our business as a whole. The failure of these strategies to improve sales per square foot and profitability could have a material adverse impact on our business, financial condition, results of operations and stock price.
Our comparable store net sales results fluctuate significantly, which can cause volatility in our operating performance and stock price. Our comparable store net sales results have fluctuated significantly over time and are expected to continue to fluctuate in the future. For example, over the past five years, quarterly comparable store net sales results for our stores have varied from a low of minus 24% to a high of plus 8%. A variety of factors affect our comparable store net sales results, including unfavorable economic conditions and decreases in consumer spending, changes in fashion trends and customer preferences, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, and weather conditions. Our comparable store net sales results for any fiscal period may decrease. As a result of these or other factors, our comparable store net sales results, both past and future, are likely to have a significant effect on the market price of our common stock and our operating performance, including our use of markdowns and our ability to leverage operating and other expenses that are somewhat fixed.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 — Defaults upon Senior Securities
None.
Item 4 — Submission of Matters to a Vote of Security Holders
a) The 2009 Annual Meeting of Shareholders of the Company was held on May 29, 2009.
b) At the 2009 Annual Meeting, Pearson C. Cummin III was elected as a Class I Director of the Company for a one-year term ending in 2010. George R. Mrkonic, Michael Goldstein, and William Cobb were elected as Class III Directors of the Company for a three-year term ending in 2012. Additionally, Sally Frame Kasaks, Thomas M. Murnane, Grace Nichols, Brett Brewer and Peter Starrett continued in office after the meeting.

c) The shareholders voted on and approved an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan by an additional 1,000,000 shares.
d) The shareholders voted on and ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2010.
Voting at the 2009 Annual Meeting for the election of directors is set forth below:

	DIRECTOR	VOTES	VOTES	VOTES
DIRECTOR NAME	CLASS	CAST FOR	CAST AGAINST	ABSTAINED
Pearson C. Cummin III	I	56,984,295	2,716,816	59,024
George R. Mrkonic	III	57,901,967	1,799,799	58,369
Michael Goldstein	III	53,358,418	6,332,419	69,298
William Cobb	III	57,925,506	1,776,393	58,236
With respect to the approval of an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan by an additional 1,000,000 shares, 45,945,449 votes were cast for the proposal, 731,682 votes were cast against the proposal, 2,404,472 votes abstained and there were 10,678,532 broker non-votes.
With respect to the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending January 31, 2010, 57,680,421 votes were cast for the proposal, 2,036,550 votes were cast against the proposal, 43,164 votes abstained and there were no broker non-votes.
Item 5 — Other Information
None.
Item 6 — Exhibits

Incorporated by
Reference
Exhibit #	Exhibit Description	Form	Filing Date

3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04

3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98

3.3	Fifth Amended and Restated Bylaws of the Company	8-K	4/3/09

10.1*	Employment Agreement, dated June 17, 2009 between Gary H. Schoenfeld and Pacific Sunwear of California, Inc.	8-K	6/17/09

10.2*	Letter Agreement, dated June 17, 2009 between Sally Frame Kasaks and Pacific Sunwear of California, Inc.	8-K	6/17/09

31.1+	Written statements of Gary H. Schoenfeld and Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Written statement of Gary H. Schoenfeld and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

+	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: September 2, 2009	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President and Chief Executive Officer (Principal Executive Officer)

Date: September 2, 2009	/s/ MICHAEL L. HENRY
Michael L. Henry
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)