Form 10-Q
period 2009-10-31
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2009-12-07
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2009
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
On December 1, 2009, the registrant had 66,110,624 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended October 31, 2009
Index

Page #
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets—October 31, 2009 and January 31, 2009	3
Condensed Consolidated Statements of Operations and Comprehensive Operations—Third quarter (13 weeks) and three quarters (39 weeks) ended October 31, 2009 and November 1, 2008	4
Condensed Consolidated Statements of Cash Flows—Three quarters (39 weeks) ended October 31, 2009 and November 1, 2008	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	23

SIGNATURE PAGE	24
EX-31.1
EX-32.1

PART I — FINANCIAL INFORMATION
ITEM 1 — Condensed Consolidated Financial Statements (unaudited)
PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, amounts in thousands except share and per share amounts)

	October 31, 2009	January 31, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,564	$24,776
Merchandise inventories	168,417	107,205
Other current assets	15,774	58,943

Total current assets	199,755	190,924

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	653,316	665,236
Less accumulated depreciation and amortization	(380,720)	(341,892)

Total property and equipment, net	272,596	323,344

Assets held for sale	—	3,682
Deferred income taxes	39,713	21,984
Other assets	25,231	29,575

TOTAL ASSETS	$537,295	$569,509

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$63,298	$45,263
Other current liabilities	40,159	47,564

Total current liabilities	103,457	92,827

LONG-TERM LIABILITIES:
Deferred lease incentives	42,229	52,313
Deferred rent	21,872	23,008
Other long-term liabilities	27,863	29,374

Total long-term liabilities	91,964	104,695

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 65,583,370 and 65,174,144 shares issued and outstanding, respectively	656	652
Additional paid-in capital	5,993	2,306
Retained earnings	335,225	369,029

Total shareholders’ equity	341,874	371,987

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$537,295	$569,509

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, amounts in thousands except share and per share amounts)

	For the Third Quarter Ended		For the Three Quarters Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	$268,280	$323,612	$734,539	$903,204

Cost of goods sold, including buying, distribution and occupancy costs	194,839	230,836	542,116	639,705

Gross margin	73,441	92,776	192,423	263,499

Selling, general and administrative expenses	89,365	95,308	245,477	281,163

Operating loss from continuing operations	(15,924)	(2,532)	(53,054)	(17,664)

Other expense, net	17	1,100	180	461

Loss from continuing operations before income taxes	(15,941)	(3,632)	(53,234)	(18,125)

Income tax benefit	(5,036)	(112)	(19,431)	(6,344)

Loss income from continuing operations	(10,905)	(3,520)	(33,803)	(11,781)
Income (loss) from discontinued operations, net of tax	—	1,046	—	(24,999)

Net loss	$(10,905)	$(2,474)	$(33,803)	$(36,780)

Comprehensive loss	$(10,905)	$(2,474)	$(33,803)	$(36,780)

Loss from continuing operations per share:
Basic	$(0.17)	$(0.05)	$(0.52)	$(0.18)

Diluted	$(0.17)	$(0.05)	$(0.52)	$(0.18)

Net loss per share:
Basic	$(0.17)	$(0.04)	$(0.52)	$(0.55)

Diluted	$(0.17)	$(0.04)	$(0.52)	$(0.55)

Weighted average shares outstanding:
Basic	65,563,721	64,968,707	65,380,726	67,182,918
Diluted	65,563,721	64,968,707	65,380,726	67,182,918
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, amounts in thousands)

	Three Quarters Ended
	Oct. 31, 2009	Nov. 1, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,803)	$(36,780)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	53,326	58,743
Asset impairment	16,538	14,821
Goodwill impairment	—	6,492
Loss on disposal of property and equipment	555	2,368
Non-cash stock based compensation	5,030	4,442
Tax benefit deficiencies related to stock-based compensation	(1,702)	(1,408)
Excess tax benefits related to stock-based compensation	—	(5)
Change in operating assets and liabilities:
Merchandise inventories	(61,212)	(63,632)
Other current assets	43,428	(20,817)
Other assets	(12,968)	17,398
Accounts payable	18,035	51,450
Other current liabilities	(8,049)	(21,776)
Deferred lease incentives	(10,084)	(18,958)
Deferred rent	(1,136)	(4,199)
Other long-term liabilities	(1,730)	(1,454)

Net cash provided by/(used in) operating activities	6,228	(13,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,540)	(71,528)
Proceeds from sale of land	3,705	—
Proceeds from sale of property and equipment	28	275

Net cash used in investing activities	(15,807)	(71,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	373	1,613
Principal payments under capital lease obligations	(6)	(9)
Repurchases of common stock	—	(52,911)
Borrowings under credit facility	—	168,739
Principal payments under credit facility	—	(125,639)
Excess tax benefits related to stock-based compensation	—	5

Net cash provided by/(used in) financing activities	367	(8,202)

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(9,212)	(92,770)
CASH AND CASH EQUIVALENTS, beginning of period	24,776	97,587

CASH AND CASH EQUIVALENTS, end of period	$15,564	$4,817

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$174
Cash (refunded)/paid for income taxes	$(28,061)	$539
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase/(decrease) in non-cash property and equipment accruals	$408	$(2,013)
Capital lease transaction for property and equipment	$—	$20
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarterly period ended October 31, 2009
(unaudited)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. and its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) is a leading lifestyle specialty retailer rooted in the youth culture of California. We sell casual apparel with a selection of accessories and footwear designed to meet the needs of teens and young adults. We operate a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “Pacsun”. In addition, we operate an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for our target customers, and provides information about the Company. As of October 31, 2009, the Company leased and operated 904 stores, comprising 3.5 million total square feet, among all 50 states and Puerto Rico.
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
In the opinion of management, all adjustments consisting only of normal, recurring entries necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three quarters ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010 (“fiscal 2009”). For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“fiscal 2008”). The Company has evaluated all subsequent events through the time that it filed its consolidated financial statements in this Form 10-Q with the Securities and Exchange Commission (“SEC”) on December 4, 2009.
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
Recently Adopted Accounting Pronouncements — The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 105, “Generally Accepted Accounting Principles,” formerly FASB Statement 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASC 105 establishes the FASB Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and

(c) provide the basis for conclusions on the change(s) in the Codification. As the Codification does not change GAAP, it does not have a material impact on the Company’s consolidated condensed financial statements. Previous references made to GAAP literature in the notes to the Company’s consolidated condensed financial statements have been updated with references to the new Codification.
4. DISCONTINUED OPERATIONS
During the first quarter of fiscal 2008, the Company completed inventory liquidation sales and closed its demo stores. Accordingly, the operations of the demo business have been removed from continuing operations for fiscal 2008 and are presented as discontinued operations within the condensed consolidated statements of operations and comprehensive operations. The operating results for fiscal 2008 of the discontinued operations are as follows (amounts in thousands except per share amounts):

	Third Quarter Ended	Three Quarters Ended
	Nov. 1, 2008	Nov. 1, 2008
Net sales	$—	$27,051
Loss before income tax benefit	(683)	(40,818)
Income tax benefit	(1,729)	(15,819)
Net income (loss)	1,046	(24,999)
Net income (loss) per diluted share	$0.02	$(0.37)
5. SEGMENT REPORTING
The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing and related products catering to teens and young adults through its primarily mall-based PacSun retail stores. The Company has identified four operating segments: PacSun Core stores, PacSun Value stores, PacSun Outlet stores and pacsun.com. The four operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the four operating segments.
6. STOCK-BASED COMPENSATION
Stock-based compensation expense for the first three quarters of each of fiscal 2009 and 2008 is included in costs of goods sold for buying and distribution employees (approximately $2 million in each period) and in selling, general and administrative expense for all other employees (approximately $3 million in each period).
Stock Options
The Company granted 2,116,150 and 577,080 shares underlying stock options under the 2005 Performance Incentive Plan during the first three quarters of fiscal 2009 and 2008, respectively, at a weighted average grant-date fair value of $1.53 and $4.34 per share, respectively. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the assumptions used in the valuation of stock options:

For the First Three Quarters Ended
	Oct. 31, 2009	Nov. 1, 2008
Expected life	4 years	4 years
Expected volatility	69.4% – 75.6%	40.3% – 42.8%
Risk-free interest rate	1.5% – 2.0%	2.3% – 3.0%
Dividend yield	—	—
Non-vested Stock Awards
The Company granted 424,336 and 316,526 non-vested stock awards during the first three quarters of each of fiscal 2009 and 2008, respectively, at a weighted average grant-date fair value of $3.04 and $12.63, respectively.
As of October 31, 2009, the Company had approximately $7 million of compensation expense related to non-vested stock option and non-vested stock awards, net of estimated forfeitures, not yet recognized. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.4 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its condensed consolidated financial statements due to actual forfeitures.
7. EARNINGS PER SHARE
Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and non-vested stock awards. For purposes of calculating diluted earnings per share, incremental shares were excluded for all periods presented as their effect would have been anti-dilutive. Options to purchase 1,785,317 and 2,546,602 shares of common stock in the third quarters of fiscal 2009 and 2008, respectively, and 2,169,645 and 2,621,356 shares of common stock in the first three quarters of fiscal 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested stock awards is greater than the market price of the Company’s common stock.
8. OTHER CURRENT ASSETS
As of the dates presented, other current assets consisted of the following (amounts in thousands):

	Oct. 31,	Jan. 31,
	2009	2009
Prepaid expenses	$11,662	$25,573
Income taxes receivable	2,191	30,251
Non-trade accounts receivable	1,921	3,119

Total other current assets	$15,774	$58,943

9. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following (amounts in thousands):

	Oct. 31,	Jan. 31,
	2009	2009
Accrued compensation and benefits	$8,276	$13,584
Accrued gift cards	7,876	12,134
Sales taxes payable	3,893	5,177
Accrued capital expenditures	2,145	1,737
Deferred taxes	1,218	1,218
Other	16,751	13,714

Total other current liabilities	$40,159	$47,564

10. CREDIT FACILITY
The Company has an asset-backed credit agreement with a syndicate of lenders (the “Credit Facility”) which expires April 29, 2013 and provides for a secured revolving line of credit of up to $150 million, which can be increased to up to $225 million subject to lender approval. Extensions of credit under the Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The Credit Facility is available for direct borrowing and, subject to borrowing base availability ($120 million at October 31, 2009), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The Credit Facility is secured by cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 3.5% at October 31, 2009) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. The Company currently believes that the availability under the Credit Facility, working capital and cash flows from operating activities will be sufficient to meet its operating and capital expenditure needs for at least the next twelve months. At October 31, 2009, the Company had no direct borrowings and $17 million in letters of credit outstanding under the Credit Facility. The remaining availability at October 31, 2009 was $103 million.

The Company is not subject to any financial covenant restrictions under the Credit Facility unless, at any point in time, total remaining borrowing availability under the facility falls below $15 million or 10% of the aggregate lender commitments in the event the facility is increased beyond $150 million. The Company is permitted to incur additional indebtedness outside the Credit Facility up to a maximum principal amount at any time outstanding of $150 million. Any such indebtedness may not be secured by any of the collateral designated under the Credit Facility or any other assets of the Company, except that up to $40 million of such indebtedness may be secured by liens on real property and related fixtures. Additionally, the Credit Facility contains specific limits on certain kinds of indebtedness, as defined in the facility agreement. The Company does not currently anticipate any outstanding borrowings under the Credit Facility at the end of the fourth quarter of fiscal 2009.
11. COMMITMENTS AND CONTINGENCIES
Litigation — The Company is involved from time to time in litigation incidental to our business. The Company believes that the outcome of current litigation will not likely have a material adverse effect on our results of operations or financial condition and, from time to time, the Company may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on our operating results.
Letters of Credit — The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $17 million outstanding at October 31, 2009 as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
12. INCOME TAXES
As of October 31, 2009, the Company had a long-term net deferred tax asset of $40 million and a current net deferred tax liability of $1 million. As disclosed in the Company’s Annual Report on Form 10-K for fiscal 2008, the Company established a $3 million valuation allowance against deferred tax assets related to Kansas state investment tax credits that more likely than not will not be utilized before expiration. In accordance with ASC 740, “Income Taxes,” and as a result of continued pre-tax operating losses, the Company re-evaluated the realizability of all of its gross federal and state deferred tax assets. ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the potential need for a valuation allowance, ASC 740 requires an evaluation of both positive and negative evidence. An enterprise must use judgment in considering the relative impact of available evidence. In making such judgments, the weight given to the potential effect of positive and negative evidence should be commensurate with the extent to which it can be objectively verified. The Company’s assessment considered all available positive and negative evidence including recent and likely near term operating losses, the Company’s strong earnings history, current cumulative three year pre-tax income and various cost cutting efforts that have been implemented to improve future profitability. The Company concluded that based on a weighting of objectively verifiable positive and negative evidence available as of October 31, 2009, an additional valuation allowance of $1 million against deferred tax assets related to Kansas state investment tax credits and various short-lived state net operating losses (“NOLs”) was required. Given recent fluctuations in business trends, the Company may incur a non-cash charge in the fourth quarter of fiscal 2009 or in future quarters to record additional valuation allowance on the Company’s deferred tax assets which could have a material impact on the Company’s results of operations.
Pursuant to the Worker, Homeownership, and Business Assistance Act of 2009 which was signed into law on November 6, 2009 and allows for the extension of net operating loss carry-backs for an additional three years, the Company currently expects to receive a refund of previously paid federal income taxes of approximately $26 million. The Company expects to file for this refund in December 2009 with receipt anticipated in either late fiscal 2009 or early fiscal 2010. As this legislation was passed subsequent to the end of the third quarter of fiscal 2009, the $26 million refund is currently classified as a noncurrent asset within deferred income taxes in the balance sheet. Upon filing for this refund, the Company will decrease deferred income taxes by $26 million thereby reducing the impact of any potential future valuation allowance.
13. FAIR VALUE MEASUREMENTS
The Company’s assets and liabilities are measured and reported on a fair value basis in accordance with ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. ASC 820 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
•	Level 1: Quoted market prices in active markets for identical assets or liabilities

•	Level 2: Observable market based inputs that are corroborated by market data

•	Level 3: Unobservable inputs that are not corroborated by market data
The following table represents our fair value hierarchy for financial assets measured at fair value on a recurring basis as of October 31, 2009 (amounts in millions):

Fair Value Measurements at October 31, 2009
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held and used	$273	$—	$—	$273
Long-lived store assets (primarily property and equipment) with a carrying amount of $282 million were written down to their fair value of $273 million, resulting in an impairment charge of $9 million, which was included in the operating results for the third fiscal quarter of 2009. Fair value is determined using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales and gross margin performance. If the Company’s sales or gross margin performance or other estimated operating results are not achieved at or above the forecasted level, the carrying value of certain store assets may prove unrecoverable and the Company may incur additional impairment charges in the future.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the MD&A and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2009, which are hereby incorporated by reference into this Quarterly Report on Form 10-Q, and Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q for a discussion of these risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2009, and in Part II, Item 1A, Risk Factors in this Quarterly Report on Form 10-Q, we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:
•	forecasts of future store closures

•	forecasts of future comparable store net sales, gross margins, inventory levels and selling, general and administrative expenses

•	the sufficiency of working capital, operating cash flows and available credit to meet our operating and capital expenditure requirements

•	future asset impairment charges

•	our capital expenditure plans

•	changes in merchandising and other business strategies

•	future borrowings and repayments under our credit facility

•	future changes in common area maintenance (CAM) expenses

•	the outcome and expense of litigation
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
Executive Overview
We consider the following items to be key performance indicators in evaluating Company performance:
Comparable (or “same store”) sales — Stores are deemed comparable stores on the first day of the fiscal month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses and other costs that are somewhat fixed. Positive same store sales results usually generate greater operating leverage of expenses while negative same store sales results generally have a negative impact on operating leverage. Same store sales results also have a direct impact on our total net sales, cash and working capital.

Net merchandise margins — We analyze the components of net merchandise margins, specifically initial markups, discounts and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of discounts or markdowns could have an adverse impact on our gross margin results and results of operations.
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
Cash flow and liquidity (working capital) — We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. We currently believe that our working capital, cash flows from operating activities and credit facility availability will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months. For a discussion of the changes in operating cash flows and working capital, see “Liquidity and Capital Resources” in this section.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Results of Operations
The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal periods indicated. The table and discussion that follows excludes the operations of the discontinued demo concept (see Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). The discussion that follows should be read in conjunction with the following table:

	Third Quarter Ended		First Three Quarters Ended
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	72.6	71.3	73.8	70.8

Gross margin	27.4	28.7	26.2	29.2
Selling, general and administrative expenses	33.4	29.5	33.4	31.1

Operating loss from continuing operations	(6.0)	(0.8)	(7.2)	(1.9)
Other expense, net	—	0.3	—	0.1

Loss from continuing operations before income taxes	(6.0)	(1.1)	(7.2)	(2.0)
Income tax benefit	(1.9)	—	(2.6)	(0.7)

Loss from continuing operations	(4.1)%	(1.1)%	(4.6)%	(1.3)%

Total stores	904	940
Total square footage (in 000s)	3,494	3,608

The third quarter (thirteen weeks) ended October 31, 2009 as compared to the third quarter (thirteen weeks) ended November 1, 2008
Net Sales
Net sales decreased to $268 million for the third quarter of fiscal 2009 from $324 million for the third quarter of fiscal 2008. The components of this $56 million decrease in net sales are as follows:

$ millions	Attributable to
$(55)	18% decline in comparable store net sales in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 driven primarily by a decline in total transactions.

(3)	Net decrease in sales due to store closures

2	Increase due to non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base and internet net sales

$(56)	Total
Comparable store net sales of apparel declined in the low-teens as a percentage of sales. Particular weaknesses were in fleece and Juniors basic denim. Comparable store net sales of non-apparel declined in the low-forties as a percentage of sales primarily due to our prior year shift in strategy to become more apparel focused which resulted in significant declines in inventories of accessories and sneakers throughout fiscal 2009. We plan to begin reintroducing certain categories of accessories and sneakers during the fourth quarter of fiscal 2009 in an effort to begin recapturing sales from these categories. We currently expect total comparable store net sales to continue to be negative throughout fiscal 2009.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $73 million for the third quarter of fiscal 2009 versus $93 million for the third quarter of fiscal 2008. As a percentage of net sales, gross margin was 27.4% for the third quarter of fiscal 2009 compared to 28.7% for the third quarter of fiscal 2008. The components of this 1.3% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(3.0)	Deleverage of occupancy costs as a result of the 18% same-store sales decline for the third quarter of fiscal 2009.

1.7	Increase in merchandise margins.

(1.3)	Total
We expect consumer spending to be negatively impacted throughout the remainder of fiscal 2009 and we plan to manage our inventories to respond to this environment. At the end of the third quarter of fiscal 2009, inventories per square foot were down 26% in dollars and 12% in total units versus the end of the third quarter of fiscal 2008. We ended fiscal 2008 with inventories down 30% per square foot and we currently anticipate ending fiscal 2009 with inventories roughly flat to down slightly versus last year’s level on a dollars per square foot basis. We expect declines in apparel inventories to be offset by growth within non-apparel inventories as we reintroduce certain footwear and accessories categories during the fourth quarter.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased to $89 million for the third quarter of fiscal 2009, down from $95 million for the third quarter of fiscal 2008, a decrease of $6 million, or 6%. These expenses increased to 33.4% as a percentage of net sales in the third quarter of fiscal 2009 from 29.5% in the third quarter of fiscal 2008. The components of this 3.9% increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to
1.7	Increase in payroll and payroll-related expenses as a percentage of net sales to 17.2% ($46 million) in the third quarter of fiscal 2009 from 15.5% ($50 million) for the third quarter of fiscal 2008 due to deleveraging these expenses against the 18% same-store sales decline. In dollars, payroll and payroll-related expenses decreased $4 million.

1.8	Increase in other SG&A expenses as a percentage of net sales to 12.6% ($34 million) in the third quarter of fiscal 2009 from 10.7% ($35 million) for the third quarter of fiscal 2008 due to deleveraging these expenses against the 18% same-store sales decline. In dollars, other SG&A expenses decreased $1 million.

0.4	Non-cash asset impairment charges decreased to $9 million for the third quarter of fiscal 2009 from $10 million for the third quarter of fiscal 2008.

3.9	Total
We evaluate the recoverability of the carrying amount of long-lived assets for all stores (primarily property and equipment) whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges within selling, general and administrative expenses for underperforming stores in future quarters. We currently anticipate recording an estimated $5 million in non-cash, pre-tax store asset impairment charges in the fourth quarter of fiscal 2009. Actual impairment charges will be determined as part of our customary quarterly impairment analysis and could differ from our estimates.
Income Taxes
We recognized an income tax benefit of $5 million for the third quarter of fiscal 2009 compared to $0.1 million for the third quarter of fiscal 2008. The effective income tax rate was 31.6% and 3.1% for the third quarter of fiscal 2009 and 2008, respectively. The difference in the effective income tax rate is primarily attributable to changes in projected annual income. Our weighted-average effective state income tax rate will vary over time depending on a number of factors, such as differing average state income tax rates and changes in projected annual earnings. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which note is incorporated herein by this reference.
The three quarters (39 weeks) ended October 31, 2009 as compared to the three quarters (39 weeks) ended November 1, 2008
Net Sales
Net sales decreased to $735 million for the first three quarters of fiscal 2009 from $903 million for the first three quarters of fiscal 2008. The components of this $168 million decrease in net sales are as follows:

$ millions	Attributable to
$(170)	20% decline in comparable store net sales in the first three quarters of fiscal 2009 compared to the first three quarters of fiscal 2008 driven by both a decrease in average unit retail and a decline in total transactions.

(5)	Decrease in sales due to store closures, store relocations, and temporary locations.

7	Non-comparable sales from new stores not yet included in the comparable store base and internet net sales.

$(168)	Total
Comparable store net sales of apparel declined in the low-teens as a percentage of sales. Particular weaknesses were in swim, shorts, Juniors basic denim and fleece. Comparable store net sales of non-apparel declined in the high-forties as a percentage of sales primarily due to our prior year shift in strategy to become more apparel focused which resulted in significant declines in inventories of accessories and sneakers throughout fiscal 2009. We plan to begin reintroducing certain categories of accessories and sneakers during the fourth quarter of fiscal 2009 in an effort to begin recapturing sales from these categories. We currently expect total comparable store net sales to continue to be negative throughout fiscal 2009.

Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $192 million for the first three quarters of fiscal 2009 versus $263 million for the first three quarters of fiscal 2008. As a percentage of net sales, gross margin was 26.2% for the first three quarters of fiscal 2009 compared to 29.2% for the first three quarters of fiscal 2008. The components of this 3.0% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(3.6)	Deleverage of occupancy costs as a result of the 20% same-store sales decline for the first three quarters of fiscal 2009.

0.3	Increase in merchandise margins.

0.3	Decrease in freight and distribution costs of $8 million primarily due to the consolidation of our distribution function in the first quarter of fiscal 2008 and the impact of cost saving initiatives.

(3.0)	Total
We expect consumer spending to be negatively impacted throughout fiscal 2009 and we plan to manage our inventories to respond to this environment. At the end of the third quarter of fiscal 2009, inventories per square foot were down 26% in dollars and 12% in total units versus the end of the third quarter of fiscal 2008. We ended fiscal 2008 with inventories down 30% per square foot and currently anticipate ending fiscal 2009 with inventories roughly flat to down slightly versus last year’s level on a dollars per square foot basis. We expect declines in apparel inventories to be offset by growth within non-apparel as we reintroduce certain footwear and accessories categories during the fourth quarter.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $245 million for the first three quarters of fiscal 2009 from $281 million for the first three quarters of fiscal 2008, a decrease of $36 million, or 13%. These expenses increased to 33.4% as a percentage of net sales in the first three quarters of fiscal 2009 from 31.1% in the first three quarters of fiscal 2008. The components of this 2.3% increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
1.4	Increase in payroll and payroll-related expenses as a percentage of net sales to 18.1% ($133 million) in the first three quarters of fiscal 2009 from 16.7% ($151 million) for the first three quarters of fiscal 2008 due to deleveraging these expenses against the 20% same-store sales decline. In dollars, payroll and payroll-related expenses decreased by $18 million.

1.2	Increase in other SG&A expenses as a percentage of net sales to 13.0% ($95 million) in the first three quarters of fiscal 2009 from 11.8% ($107 million) for the first three quarters of fiscal 2008 due to deleveraging these expenses against the 20% same-store sales decline. In dollars, other SG&A expenses decreased by $12 million (primarily due to declines in depreciation, legal and advertising expenses).

(0.3)	Non-cash asset impairment charges and loss on disposals decreased to $17 million for the first three quarters of fiscal 2009 from $23 million for the first three quarters of fiscal 2008.

2.3	Total
We evaluate the recoverability of the carrying amount of long-lived assets for all stores (primarily property and equipment) whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges within selling, general and administrative expenses for underperforming stores in future quarters. We currently anticipate recording an estimated $5 million in non-cash, pre-tax store asset impairment charges in the fourth quarter of fiscal 2009. Actual impairment charges will be determined as part of our customary quarterly impairment analysis and could differ from our estimates.

Other expense, net
Other expense was $0.2 million for the first three quarters of fiscal 2009 compared to $0.5 million for the first three quarters of fiscal 2008. In fiscal 2009, we recorded a $0.3 million cash surrender charge upon liquidation of deferred compensation assets partially offset by interest income. In fiscal 2008, we recorded other expenses of $1 million related to costs incurred in connection with the sale of our Anaheim distribution offset by interest income of $0.5 million.
Income Taxes
We recognized income tax benefits of $19 million and $6 million for the first three quarters of fiscal 2009 and 2008, respectively. The effective income tax rate was 36.5% and 35.0% for the first three quarters of fiscal 2009 and 2008, respectively. The difference in the effective income tax rate was primarily attributable to changes in projected annual earnings. Our weighted-average effective state income tax rate will vary over time depending on a number of factors, such as differing average state income tax rates and changes in projected annual earnings. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which note is incorporated herein by this reference.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow with occasional short-term borrowings. Our primary capital requirements have historically been for the financing of inventories and the construction of newly opened, remodeled, expanded or relocated stores. We believe that our working capital, cash flows from operating activities and credit facility availability will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.
As disclosed in Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we currently expect to receive a refund of previously paid federal income taxes of approximately $26 million pursuant to the Worker, Homeownership, and Business Assistance Act of 2009 which was signed into law on November 6, 2009 and allows for the extension of net operating loss carry-backs for an additional three years. We expect to file for this refund in December 2009 and anticipate receipt in either late fiscal 2009 or early fiscal 2010.
Working Capital
Working capital at October 31, 2009 was $96 million compared to $98 million at January 31, 2009, a decrease of $2 million. The changes in working capital were as follows:

$ millions	Description
$98	Working capital at January 31, 2009

43	Increase in merchandise inventories, net of accounts payable, from fiscal year end due to planned receipt flows and buildup of inventory in advance of the peak holiday selling season.

7	Decrease in other current liabilities, primarily accrued salaries and benefits based on timing of payments.

(9)	Decrease in cash and cash equivalents (see condensed consolidated cash flow statement included in this Quarterly Report on Form 10-Q).

(43)	Decrease in other current assets, primarily due to receipt of a $29 million federal tax refund and a decrease in prepaid rent due to timing of rent payments.

$96	Working capital at October 31, 2009

Operating Cash Flows
Net cash provided by operating activities was $6 million for the first three quarters of fiscal 2009 compared to net cash used of $13 million for the first three quarters of fiscal 2008. The increase in cash from operating activities in the first three quarters of fiscal 2009 as compared to the first three quarters of fiscal 2008 was largely attributable to the impact of the discontinued demo concept in 2008 (see Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additional details regarding the increase in cash from operating activities were as follows:

$ millions	Attributable to
$33	Change in income tax receivable and deferred tax assets from prior year as a result of operating losses and the closing of the discontinued demo concept in the first quarter of fiscal 2008.

14	Decrease in payments related to severance and lease termination accruals as a result of the closing of the discontinued demo concept in the first quarter of fiscal 2008.

12	Decrease in deferred lease incentive and deferred rent amortization due to discontinued demo concept in the first quarter of fiscal 2008.

3	Lower net losses in the current year as a result of the closing of the discontinued demo concept in 2008.

(31)	Increase in merchandise inventories, net of accounts payable.

(6)	Decrease in non-cash goodwill impairment charges.

(5)	Decrease in non-cash depreciation and amortization as a result of the closing of the Anaheim distribution center and impairment of store assets in fiscal 2009 and 2008.

$20	Total
Investing Cash Flows
Net cash used in investing activities in the first three quarters of fiscal 2009 was $16 million compared to $71 million for the first three quarters of fiscal 2008, a decrease in cash used of $55 million. Investing cash flows for the first three quarters of fiscal 2009 were comprised of capital expenditures of $20 million offset by proceeds from the sale of land of approximately $4 million. Investing cash flows for the first three quarters of fiscal 2008 were comprised entirely of capital expenditures. We expect total capital expenditures for fiscal 2009 to be between $25-30 million.
Financing Cash Flows
Net cash provided by financing activities in the first three quarters of fiscal 2009 was $0.4 million compared to cash used of $8 million in the first three quarters of fiscal 2008. In fiscal 2009, cash flows from financing activities were comprised entirely of proceeds received from the exercise of stock options. In fiscal 2008, we repurchased and retired $53 million of common stock, offset by net direct borrowings under our credit facility of $43 million and $2 million of proceeds from employee exercises of stock options.
Credit Facility
Information regarding our credit facility is contained in Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which note is incorporated herein by this reference.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At October 31, 2009, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period (in $ millions)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating lease obligations	$457	$92	$150	$109	$106
Capital lease obligations	<0.1	<0.1	<0.1	—	—
FIN 48 obligations including interest and penalties	1	—	1	—	—
Letters of credit	17	17	—	—	—

Total	$475	$109	$151	$109	$106

Over the next three fiscal years through 2012, we will have approximately 45% of our store leases reach the end of their original lease term. These leases will either be renewed or extended, potentially at different rates, or allowed to expire. As a result, depending on market conditions, actual future rental commitments and the time frame of such commitments may differ significantly from those shown in the table above.
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
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed 30 stores in the first three quarters of fiscal 2009 and currently anticipate closing 44 stores in total for the year.
The ASC 740 (FIN 48) obligations shown in the table above represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table.
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
Seasonality and Quarterly Results
Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. Historically approximately 45% of our net sales have occurred in the first half of the fiscal year and approximately 55% have occurred in the second half, with the back-to-school and Christmas selling periods generally accounting for approximately 30-35% of our annual net sales and a higher percentage of our operating income on a combined basis. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors including, among others, the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuations
The Company is exposed to interest rate risk from its Credit Facility (see Note 10 to the Company’s Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q). Direct borrowings under the Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 3.5% at October 31, 2009) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. At October 31, 2009, the Company had no direct borrowings outstanding under the Credit Facility.
A sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the estimated potential cash flow impact would be less than $10,000 in additional interest expense (for each $1 million borrowed) if interest rates were to increase by 10% over a three-month period. Actual interest charges incurred may differ from those estimated because of changes or differences in market rates, differences in amounts borrowed, timing and other factors.
The Company is not a party with respect to derivative financial instruments.
ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2009. No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
For information on legal proceedings, see “Litigation” within Note 11 to the condensed consolidated financial statements included on this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this Item 1.
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
We have previously stated our intention to change certain merchandising and real estate strategies with the goal of improving our operating results. We may continue to modify our strategies going forward and we cannot be certain that our existing or modified strategies will be successful in improving our store productivity or profitability. We have recently stated our intention to eliminate the distinction between our “Core” PacSun stores and our “Value” PacSun stores as this distinction has not resulted in improved store performance for the value stores. We have also stated our intention to reintroduce selected footwear and accessory merchandise in an effort to recapture sales within these product categories. We have also discussed our ongoing efforts to either restructure existing occupancy terms within our store operating leases or to close a significant number of stores over the course of the next few years. All of these strategy decisions are aimed at improving our operating results. However, there can be no assurance that these new strategies, or any future modification of our strategies, will result in improved operating results. The failure of these strategies to improve our operating results could have a material adverse impact on our business, financial condition, results of operations and stock price.
We operate our business from one corporate headquarters facility and one distribution facility which exposes us to significant operational risks. All of our corporate headquarters functions reside within a single facility in Anaheim, California. Our distribution function resides within a single facility in Olathe, Kansas. Any significant interruption in the availability or operation of our corporate headquarters or distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on our business, financial condition and results of operations.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Between December 31, 2007 and June 30, 2009, employees participating in the Company’s Employee Stock Purchase Plan exercised options granted under the plan to acquire 519,325 shares of Common Stock for an aggregate purchase price of approximately $1.5 million. The offer and sale of these shares was not registered under the Securities Act of 1933, as amended, due to the inadvertent failure to file a Registration Statement on Form S-8 covering an increase in shares authorized under the plan. The Company does not believe that the amount of any contingent liability with respect to such shares is material to its financial condition and has not provided for any such liability in its financial statements.
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

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: December 4, 2009	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President and Chief Executive Officer (Principal Executive Officer)

Date: December 4, 2009	/s/ MICHAEL L. HENRY
Michael L. Henry
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)