Form 10-K
period 2010-01-30
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2010-03-31
CIK 874841

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: January 30, 2010 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-21296

PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

California (State of incorporation)	95-3759463 (I.R.S. Employer Identification No.)

3450 E. Miraloma Ave., Anaheim, CA (Address of principal executive offices)	92806 (Zip Code)

Registrant’s telephone number, including area code:
(714) 414-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:
None.

•	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

•	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

•	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

•	Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

•	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of July 31, 2009, the last business day of the most recently completed second quarter, was approximately $215 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

On March 26, 2010, the registrant had 66,243,526 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-K
For the Fiscal Year Ended January 30, 2010

Index

PART I

ITEM 1. BUSINESS

Pacific Sunwear of California, Inc. (together with its wholly owned subsidiaries, the “Company,” “Registrant,” “PacSun,” “we,” “us,” or “our”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. We sell casual apparel with a limited selection of accessories and footwear designed to meet the needs of teens and young adults. We operate a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.”

The Company, a California corporation, was incorporated in August 1982. As of January 30, 2010, we leased and operated 894 stores among all 50 states and Puerto Rico, comprised of 3,457,171 square feet.

Our executive offices are located at 3450 East Miraloma Avenue, Anaheim, California, 92806; our telephone number is (714) 414-4000; and our Internet address is www.pacsun.com. Through our website, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission (the “Commission”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks

2010	January 29, 2011	52
2009	January 30, 2010	52
2008	January 31, 2009	52
2007	February 2, 2008	52
2006	February 3, 2007	53
2005	January 28, 2006	52

Our Mission and Strategies

Our mission is to be the favorite place for teens to shop in the mall. Our objective is to provide our customers with a compelling merchandise assortment and great shopping experience that together highlight a great mix of heritage brands, proprietary product and emerging brands that speak to the action sports, fashion and music influences of the California lifestyle. We offer a targeted assortment of apparel, accessories and footwear for Young Men and Juniors (Girls) designed to meet the fashion needs of our customers. We believe the following items are the key strategic elements in executing our stated mission:

Strong Emphasis on Brands. PacSun’s foundation has traditionally been built upon a great collection of powerful brands. Today, that mix of brands includes heritage brands, our own proprietary brands and a mix of up-and-coming, emerging brands. Our heritage brands have been partnered with us for many years and include some of the most well known names in the action sports industry, including Fox Racing, DC Shoes, Roxy, Quiksilver, Hurley, Billabong, Element and Volcom, among others. In recent years, we have also built our own proprietary labels, including Bullhead®, Kirra®, Kirra Girl™, On The Byas™, and Nollie®, to complement our heritage brands and give us added flexibility within certain categories. Additionally, we continually seek emerging brands to bring newness to our stores that speak to the ever-changing tastes of our customers. Taken together, we believe that this mix of brands gives us the capability to offer our customers an unmatched selection of fashionable and authentic products.

We are working with our heritage brands to reinvigorate the PacSun shopping experience. We have changed our in-store merchandise presentations to feature heritage brands exclusively on particular fixtures throughout our store with their own brand signage. Within certain stores, we have also begun allowing particular brands to create “brand shops”

2     Pacific Sunwear of California, Inc. Form 10-K 2009

that offer them the opportunity to create their own selling space within our stores and display their product in a unique manner.

Localized Assortment Planning. We believe there is a significant opportunity to improve both our sales and merchandise margin performance by redefining our merchandise assortment planning strategies. We have traditionally taken a “one size fits all” approach to merchandise assortments in our stores in terms of the timing of product flows and brand or category presentation. This approach generally resulted in all stores receiving seasonal categories (i.e., swim in spring or fleece in autumn) at the same time and in the same magnitude. In recent months, we have commenced implementation of an initiative we call “localization.” Under this initiative, we have grouped our stores into a number of store clusters based on customer segmentations, brand performance, differences in weather, and demographics, among other characteristics. In conjunction with this clustering, we are beginning to implement certain changes in our allocation strategies designed to distribute what we believe to be the right product to the right stores for the right customers. We expect the full impact of these new strategies to begin to take effect in the second half of fiscal 2010 when seasonal differences in weather are more pronounced than in spring and summer.

New Strategic Marketing Initiatives. In the past, our marketing efforts have been fairly limited to in-store creative content, relatively few in-store promotional events, and some national print advertising in major magazines that target teens and young adults. In fiscal 2010, we plan to launch a marketing strategy that we believe embraces the full capabilities of the brands we carry and will communicate to consumers that PacSun is the authentic retailer for action sports and California lifestyle brands. We are working cooperatively with key heritage brands to create new programs and approaches to generate excitement around PacSun and the California lifestyle we embody. We have continued our sponsorship of the U.S. Amateur Surf and Snowboarding Teams that reflect our commitment to the action-sports industry.

Elimination of “Value” Store Designation. During the latter half of fiscal 2008 and through fiscal 2009, we attempted to improve the operating performance of approximately 300 of our poorest performing stores by converting at least a portion of their merchandise assortments to a more value-oriented focus. This decision did not result in improved performance for such stores. As a result, we plan to return these stores to carrying the core PacSun assortment by June 2010. We believe this decision should help recover lost average unit retails in these stores, leading to improved sales and merchandise margin performance versus fiscal 2009. This decision has already enabled us to streamline our merchandising, buying and allocation decisions and processes and we believe that it can improve overall business performance.

Merchandising

Merchandise. Our stores offer a broad selection of casual apparel, related accessories and footwear for Young Men and Juniors, with the goal of being viewed by our customers as the dominant retailer for their lifestyle. The following tables set forth our merchandise assortment as a percentage of net sales for the most recent three fiscal years for our business:

	Fiscal Year
	2009	2008	2007
Young Mens Apparel	45%	41%	38%
Juniors Apparel	43%	42%	33%
Accessories and Footwear	12%	17%	29%

Total	100%	100%	100%

Between fiscal 2007 and fiscal 2009, our sales productivity per square foot fell from $350 to $275. Prior to fiscal 2007, the combination of accessories and footwear accounted for more than 30% of total net sales versus only 12% in fiscal 2009. In retrospect, we believe we may have lost sales opportunities as a result of our previous decisions to de-

Pacific Sunwear of California, Inc. Form 10-K 2009     3

emphasize accessories and footwear during fiscal 2008 and 2009. We believe there is a significant opportunity to begin improving sales as we re-introduce certain categories of accessories and footwear. During the fourth quarter of fiscal 2009, we began re-introducing footwear into a limited number of stores and we currently plan to expand the number of stores in which we carry footwear during fiscal 2010. We plan to analyze the sales performance of these categories during fiscal 2010 in order to determine the appropriate mix of accessories and footwear as a percentage of our total net sales.

Brands. We offer a wide selection of well-known action-sport inspired heritage brands, such as Fox Racing, Billabong, Element, DC Shoes, Roxy, Quiksilver, Hurley and Volcom, among others. In addition, we continually cultivate relationships to add and support up-and-coming brands, even if they are not of sufficient size to deliver to our stores on a nationwide basis. During fiscal 2009, no vendor accounted for more than 10% of total sales.

We supplement our name brand offerings with our proprietary brands, including Bullhead®, Kirra®, Kirra Girl™, On The Byas™, and Nollie®. Proprietary brands provide us with an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise, capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and exercise a greater degree of control over the flow of our merchandise. Our own product design group, in collaboration with our buying staff, designs our proprietary brand merchandise. Our sourcing organization oversees the manufacture and delivery of our proprietary brand merchandise, with manufacturing sourced both domestically and internationally. Our proprietary brand merchandise accounted for approximately 48%, 38%, and 30% of total net sales in fiscal 2009, 2008, and 2007, respectively. Branded merchandise accounted for approximately 52%, 62%, and 70% of total net sales in fiscal 2009, 2008, and 2007, respectively.

Vendor and Contract Manufacturer Relationships. In fiscal 2009, we believe we strengthened our relationships with our branded vendors. We generally purchase merchandise from vendors that target distribution through specialty retailers, small boutiques and, in some cases, particular department stores, rather than distribution through mass-market channels. To encourage the design and development of new merchandise, we frequently share ideas regarding fashion trends and merchandise sell-through information with our vendors. We also suggest merchandise design and fabrication to certain vendors.

We have cultivated our proprietary brand sources with a view toward high-quality merchandise, production reliability and consistency of fit. We source our proprietary brand merchandise both domestically and internationally in order to benefit from the shorter lead times associated with domestic manufacturing and the lower costs associated with off-shore manufacturing.

Merchandising, Planning, Allocation and Distribution. Our merchants are responsible for reviewing branded merchandise lines from new and existing vendors, identifying emerging fashion trends, and selecting branded and proprietary brand merchandise styles in quantities, colors and sizes to meet inventory levels established by Company management. Our planning and allocation team is responsible for management of inventory levels by store and by class, allocation of merchandise to stores and inventory replenishment based upon information generated by our merchandise management information systems. These systems provide the planning department with current inventory levels at each store and for the Company as a whole, as well as current selling history within each store by merchandise classification and by style. See “Information Technology.”

All merchandise is delivered to our distribution facility in Olathe, Kansas where it is inspected, received, allocated to stores, ticketed when necessary, and boxed for distribution to our stores or packaged for delivery to our Internet customers. Each store is typically shipped merchandise three to five times a week, providing it with a steady flow of new merchandise. We use both national and regional carriers to ship merchandise to our stores and Internet customers. We may occasionally use air freight to ship merchandise to stores when necessary.

4     Pacific Sunwear of California, Inc. Form 10-K 2009

E-commerce. Our Internet sales continued to grow in fiscal 2009 and represented approximately 5% of our total sales for the year. We sell a combination of the same selection of merchandise carried in our stores along with online exclusives at www.pacsun.com. We maintain a database of e-mail addresses that we use for marketing and product promotion purposes. We also advertise our website as a shopping destination on certain Internet portals and search engines and market our website in our stores. Our Internet strategy benefits from the nationwide retail presence of our stores, brand recognition of PacSun, an Internet-savvy customer base, and the participation of our key brands.

Stores

Locations. We operate stores in each of the 50 states and Puerto Rico. For a geographical breakdown of stores by state, see Item 2, “Properties.”

Real Estate Strategy. Prior to fiscal 2007, the Company grew rapidly, with more than 50 new store openings per year since fiscal 1997. Given the economic environment and our sales performance over the past two years, our focus has shifted from continuing to open new stores to optimizing our existing fleet of stores. In order to improve our overall profitability, we intend to close under-performing stores and/or renegotiate existing lease terms to achieve more appropriate occupancy structures within our store operating leases. We closed 40 stores in fiscal 2009 and 38 stores in fiscal 2008. We currently expect to close approximately 25 to 50 stores in fiscal 2010 depending on our ability to negotiate acceptable lease terms as leases come up for renegotiation at lease expiration or at any earlier lease kick-out opportunity. A kick-out clause relieves us of any future obligation under a lease if specified sales levels for our stores or mall occupancy targets are not achieved by a specified date. We have in excess of 100 lease expirations currently scheduled for each of fiscal 2010, 2011 and 2012. While there is a mixture of productive and non-productive stores to address each year, we are likely to continue closing more stores than we open in each of the next three years. Specifically for fiscal 2010, we currently plan to open less than five new stores and expand/relocate less than ten stores.

Our store site selection strategy is to locate our stores primarily in high-traffic, regional malls serving markets that meet our demographic criteria, including average household income and population density. We also consider mall sales per square foot, the performance of other retail tenants serving teens and young adult customers, anchor tenants and occupancy costs. We currently seek store locations of approximately 3,500 to 4,500 square feet.

Store Operations. Our stores are open for business during mall shopping hours. Each store has a manager, one or more assistant managers, and approximately six to twelve part-time sales associates. District managers supervise approximately 11 stores and approximately 10 district managers report to a regional director. District and store managers participate in a bonus program based on achieving predetermined metrics, including sales and inventory shrinkage targets. We have store operating policies and procedures and in-store training for new managers. We place an emphasis on loss prevention programs in order to control inventory shrinkage. These programs include the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention, and monitoring of returns, voids and employee sales. As a result of these programs, our historical inventory shrinkage rates have been below 2% of net sales at retail (1% at cost).

Competition

The retail apparel, accessory and footwear business is highly competitive. Our stores compete on a national level with certain leading specialty retail chains as well as certain department stores that offer the same or similar brands and styles of merchandise including: Abercrombie and Fitch, Aéropostale, American Eagle Outfitters, Buckle, Forever 21, Hollister, J.C. Penney, Kohl’s, Macy’s, Old Navy, Target, Urban Outfitters, and Zumiez as well as a wide variety of regional and local specialty stores. Many of our competitors are larger than we are and have significantly greater resources available to them than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.

Pacific Sunwear of California, Inc. Form 10-K 2009     5

Trademarks and Service Marks

We are the owner in the United States of the marks “Pacific Sunwear of California®,” “PacSun®,” and “Pacific Sunwear®.” We also use and have registered, or have a pending registration on, a number of other marks, including those attributable to our proprietary brands such as Bullhead®, Kirra®, Kirra Girl™, Nollie® and On The Byas™. We have also registered many of our marks outside of the United States. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

Information Technology

Our merchandise, financial and store computer systems operate using primarily IBM equipment. Our information systems provide Company management, merchants and planners with data that helps them identify emerging trends and manage inventories. These systems include purchase order management, open order reporting, open-to-buy, receiving, distribution, merchandise allocation, basic stock replenishment, inter-store transfers, and inventory and price management. Company management uses daily and weekly item sales reports to make purchasing and markdown decisions. Merchandise purchases are generally based on planned sales and inventory levels.

All of our stores have a point-of-sale system operating on IBM in-store computer hardware. The system features bar-coded ticket scanning, automatic price look-up, electronic check and credit/debit authorization, and automatic nightly transmittal of data between the store and our corporate office. Each of the regional directors and district managers uses a laptop computer and can access appropriate or relevant Company-wide information, including actual and budgeted sales by store, district and region, transaction information and payroll data.

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

Employees

At the end of fiscal 2009, we had approximately 11,300 employees, of whom approximately 8,400 were part-time. Of the total employees, approximately 500 were employed at our corporate headquarters and distribution center. A significant number of seasonal employees are hired during peak selling periods. None of our employees are represented by a labor union, and we believe that our relationships with our employees are good.

Executive Officers. Set forth below are the names, ages, titles, and certain background information of persons serving as executive officers of the Company as of March 31, 2010:

Executive Officer	Age	Title

Gary H. Schoenfeld	47	President, Chief Executive Officer and Director
Charles Mescher	36	Sr. Vice President, General Merchandise Manager, Young Mens
Christine Lee	39	Sr. Vice President, General Merchandise Manager, Juniors
Robert Cameron	50	Sr. Vice President, Marketing
Michael L. Henry	39	Sr. Vice President, Chief Financial Officer and Secretary
Craig E. Gosselin	50	Sr. Vice President, General Counsel and Human Resources

Gary H. Schoenfeld was appointed President and Chief Executive Officer of the Company in June 2009. Prior to joining us, he was President of Aritzia Inc., a Canadian fashion retailer, and Chief Executive Officer of Aritzia USA from August

6     Pacific Sunwear of California, Inc. Form 10-K 2009

2008 to February 2009, and was a director of Aritzia Inc. from May 2006 to June 2009. From 2006 until 2008 he was Vice Chairman and President and then Co-CEO of Global Brands Group, a brand management and licensing company based in London and Singapore which is the world-wide master licensee for The FIFA World Cuptm. From September 1995 to July 2004, Mr. Schoenfeld was an executive officer of Vans, Inc., a publicly traded designer, distributor and retailer of footwear. He joined Vans as Chief Operating Officer, then became President and a member of the Board of Directors in 1996 and Chief Executive Officer in 1997. While CEO of Vans, he led the turnaround and more than four-fold sales growth of Vans into a leading youth lifestyle brand until its acquisition by VF Corporation in June 2004. Prior to joining Vans, Mr. Schoenfeld was a partner in the private equity firm of McCown De Leeuw & Co. He currently serves as a director of CamelBak Products, LLC, and is a former director of 24 Hour Fitness, Inc. and Global Brands Group. Additionally, he has served on non-profit boards including Stanford University Graduate School of Business Management Board (Chairman), Chapman University Board of Governors and University Synagogue Board of Trustees.

Charles Mescher was appointed Senior Vice President and General Merchandise Manager of Young Mens in January 2008. In this position, he is responsible for all merchandising, buying and design decisions related to Young Mens merchandise, including all apparel, accessories and footwear. Prior to that, he served the Company as Vice President/GMM of Young Mens merchandise and accessories from March 2006 to January 2008. Mr. Mescher joined the Company in January 2005 as Division Merchandise Manager of Young Mens. Prior to joining the Company, he served in various merchandising positions for Nike, The Gap, and Abercrombie and Fitch.

Christine Lee was named Senior Vice President and General Merchandise Manager of Juniors in February 2010. In her role, Ms. Lee leads all aspects of merchandising, buying and design decisions for our Juniors apparel, accessories and footwear business. Prior to joining us, Ms. Lee spent 18 years with specialty retailer Urban Outfitters working her way from Sales Associate to General Merchandise Manager of Women’s Apparel and Accessories, as well as Urban Renewal and Design. In this role she drove merchandise trends, new concepts and key item decisions for a $300 million business.

Robert Cameron joined us in January 2010, as Senior Vice President of Marketing. He is responsible for creating a differentiated customer experience and for developing strategies that will bring the Company’s stores and PacSun.com to consumers across all touch points. Mr. Cameron joined the Company from Levi’s, where he most recently served as Vice President, Levi’s Brand Marketing from 2006 to 2009. Prior to Levi’s, he was a founding partner and Chief Creative Officer of Fantascope, Inc., a strategic branding agency that worked on many high-profile projects, including New Line Cinema’s “Lord of the Rings,” M&Ms retail stores and several MTV online initiatives from 1995 to 2005.

Michael L. Henry was appointed Senior Vice President, Chief Financial Officer and Secretary of the Company in January 2008. In this position, he has responsibility for all aspects of the Company’s financial planning and reporting, treasury, tax, insurance, investor relations, real estate, loss prevention and facilities. Prior to that, he served as Interim Chief Financial Officer from November 2007 to January 2008, and Vice President, Controller from February 2006 to November 2007. Mr. Henry joined the Company in September 2000 as Controller. Prior to joining the Company, he worked in the audit practice of Deloitte & Touche LLP. Mr. Henry is a certified public accountant (inactive).

Craig E. Gosselin joined us as Senior Vice President, General Counsel and Human Resources in December 2009. Mr. Gosselin oversees our Legal and Human Resources functions. Mr. Gosselin joined Pacific Sunwear from Connolly, Finkel and Gosselin LLP (“CF&G”) and was a partner of that firm, and its predecessor Zimmermann, Koomer, Connolly and Finkel LLP, since 2005. While with the firm, Mr. Gosselin represented leading brands, including Vans, CamelBak, Ariat, Von Dutch, The North Face, JanSport, Reef and 7 For All Mankind. Prior to joining CF&G, Mr. Gosselin spent nearly 13 years with Vans, Inc., serving as Senior Vice President and General Counsel. Prior to Vans, Mr. Gosselin practiced corporate mergers and acquisitions, and securities law at several large law firms, including Shea & Gould and Pacht, Ross, Warne, Bernhard & Sears.

Pacific Sunwear of California, Inc. Form 10-K 2009     7

ITEM 1A.	RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	our branding and merchandising strategies, including our plans to work with our heritage brands to reinvigorate the PacSun shopping experience and our plans to expand the number of stores in which we carry footwear during fiscal 2010,

•	our “localization” strategies, including our belief that redefining our merchandise assortment planning strategies could improve both our sales and merchandise margin performance and our expectations that the full impact of our “localization” strategies will begin to take effect in the second half of fiscal 2010,

•	our plans to eliminate our “value” store designations and our belief that such plans will lead to improved sales and merchandise margin performance versus fiscal 2009,

•	forecasts of future sales activity, inventory levels and selling, general and administrative expenses,

•	the sufficiency of working capital, operating cash flows and available credit to meet our operating and capital expenditure requirements,

•	our capital expenditure plans for fiscal 2010,

•	forecasts of future store closures, expansions, relocations and store refreshes, including planned fiscal 2010 activities,

•	future borrowings and repayments under our credit facility, and

•	future increases in occupancy expenses

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

8     Pacific Sunwear of California, Inc. Form 10-K 2009

operations to accommodate our merchandising requirements, or the loss of one or more key vendors or proprietary brand sources for any reason, could have a material adverse effect on our business.

We face significant competition from both vertically-integrated and brand-based competitors which could have a material adverse effect on our business. The retail apparel business is highly competitive. All of our stores compete on a national level with a diverse group of retailers, including vertically-integrated and brand-based national, regional and local specialty retail stores, and certain leading department stores and off-price retailers that offer the same or similar brands and styles of merchandise as we do. Many of our competitors are larger and have significantly greater resources than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.

Our failure to reverse declining sales in our Juniors business would have a material adverse impact on our business and profitability. In fiscal 2009, our Juniors business accounted for approximately 49% of total net sales. Juniors’ sales experienced a same store decline of 19% in fiscal 2009. The failure to reverse this negative trend would have a material adverse impact on our business, financial condition, results of operations and stock price.

We have previously changed certain of our merchandising and real estate strategies with the goal of improving our operating results. We may continue to modify our strategies going forward and we cannot be certain that our existing or modified strategies will be successful in improving our store productivity or profitability. We recently eliminated the distinction between our “Core” PacSun stores and our “Value” PacSun stores as this distinction has not resulted in improved operating results. We have also reintroduced selected footwear and accessory merchandise in an effort to recapture sales within these product categories. We are also restructuring existing occupancy terms for underperforming stores and closing a number of stores that are unprofitable. All of these strategy decisions are aimed at improving our operating results. However, there can be no assurance that these new strategies, or any future modification of our strategies, will be successful or result in improved operating results. The failure of these strategies to improve our operating results could have a material adverse impact on our business, financial condition, results of operations and stock price.

Our comparable store net sales results fluctuate significantly, which can cause volatility in our operating performance and stock price. Our comparable store net sales results have fluctuated significantly over time, and are expected to continue to fluctuate in the future. For example, over the past five years, quarterly comparable store net sales results for our stores have varied from a low of minus 24% to a high of plus 8%. A variety of factors affect our comparable store net sales results, including unfavorable economic conditions and decreases in consumer spending, changes in fashion trends and customer preferences, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, and weather conditions. Our comparable store net sales results for any fiscal period may decrease. As a result of these or other factors, our comparable store net sales results, both past and future, are likely to have a significant effect on the market price of our common stock and our operating performance, including our use of markdowns and our ability to leverage operating and other expenses that are somewhat fixed.

Our net sales, operating income and inventory levels fluctuate on a seasonal basis. We experience major seasonal fluctuations in our net sales and operating income, with a significant portion of our operating income typically realized during the third quarter back-to-school and fourth quarter holiday season. Any decrease in sales or margins during these periods could have a disproportionately adverse effect on our financial condition and results of operations. Seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We generally carry a significant amount of inventory, especially before the back-to-school and holiday season selling periods. If we are not successful in selling inventory during these periods, we may have to sell the inventory at significantly reduced prices, which would adversely affect our profitability.

Our customers may not prefer our proprietary brand merchandise, which may negatively impact our profitability. Sales from proprietary brand merchandise accounted for approximately 48%, 38%, and 30% of net

Pacific Sunwear of California, Inc. Form 10-K 2009     9

sales in fiscal 2009, 2008 and 2007, respectively. There can be no assurance that any change in the sales penetration of proprietary brand merchandise will improve our operating results. Because our proprietary brand merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise changes significantly (up or down), may have a material adverse effect on our same store sales results, operating margins, financial condition and results of operations.

Our foreign sources of production may not always be reliable, which may result in a disruption in the flow of new merchandise to our stores. We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of our merchandise. We purchase merchandise directly in foreign markets for our proprietary brands. In addition, we purchase merchandise from domestic vendors, some of which is manufactured overseas. We do not have any long-term merchandise supply contracts and our imports are subject to existing or potential duties, tariffs and quotas. We face competition from other companies for production facilities and import quota capacity. We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at United States ports, which could delay delivery of imports; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region within which we do business , and competition with other companies for import quota capacities; (iv) imposition of duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with applicable import regulations; (vi) delayed receipt or non-delivery of goods due to organized labor strikes or unexpected or significant port congestion at United States ports; (vii) local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity; and (viii) acts of terrorism. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in countries that we do business with. Any inability on our part to rely on our foreign sources of production due to any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations.

The loss of key personnel could have a material adverse effect on our business at any time. Our continued success is dependent to a significant degree upon the services of our key personnel, particularly our executive officers. The loss of the services of any member of our senior management team could have a material adverse effect on our business, financial condition and results of operations. Our success in the future will also be dependent upon our ability to attract and retain qualified personnel. In this regard, we have historically used stock awards as a component of our total employee compensation program in order to align employees’ interests with the interests of our shareholders, encourage employee retention and provide competitive compensation and benefit packages. As a result of the decline in our stock price in recent periods, the ability to retain present, or attract prospective employees has been adversely affected. Our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on our ability to operate existing stores that achieve acceptable levels of profitability. Any failure to do so may negatively impact our stock price and operational performance. Our stores are located principally in enclosed regional shopping malls. PacSun is a relatively mature concept with limited domestic

10     Pacific Sunwear of California, Inc. Form 10-K 2009

opportunities to open new stores in such malls. The rate of our new store openings has declined significantly over recent years, and we expect to open no more than five stores per year going forward. There can be no assurance, however, that we will be able to successfully operate existing stores in a manner that will enable us to achieve acceptable levels of profitability. Any inability to profitably operate our existing stores will have a material adverse impact on our business, stock price, financial condition and results of operations.

We have stated our intention to pursue a merchandise assortment planning strategy based on localization, which may not be successful in improving our store productivity or profitability. We have implemented a strategic initiative to improve the productivity of our stores in terms of sales per square foot and the profitability of our business as a whole by placing a greater emphasis on grouping our stores into a number of store clusters based on customer segmentations, brand performance, differences in weather and demographics, among other characteristics. See Part I, Item I, “Business” for further discussion of this initiative. In conjunction with this initiative, we are beginning to implement certain changes in our allocation strategies designed to achieve better delivery of product to our customers. It is uncertain whether this shift in merchandising strategy will result in higher sales per square foot in our stores or improved operating margins for our business as a whole. Moreover, implementation of this strategy could increase costs and place a strain on our management, operational and financial resources, as well as our information systems. The failure of this strategy to improve sales per square foot and profitability could have a material adverse impact on our business, financial condition, results of operations and stock price.

The continued volatility in the U.S. economy has adversely affected consumer spending, which could negatively impact our business, operating results and stock price. Our business operations and financial performance depend significantly on general economic conditions and their impact on levels of consumer spending. Consumer spending is impacted by a number of factors, including consumer confidence in the strength of the general economy, fears of economic recession or depression, the availability and cost of consumer credit, the cost of basic necessities such as food, fuel and housing, inflation, salary and wage levels, levels of taxation and unemployment levels. Recent unfavorable economic conditions in the U.S. have resulted in an overall slowing in the retail sector because of decreased consumer spending, which may continue to decline for the foreseeable future. The cost of purchased merchandise may increase as economies of scale are eroded by decreased global demand, and as other costs increase. These and other economic factors could continue to have a material adverse effect on demand for our merchandise and on our financial condition and results of operations.

We are also dependent upon the continued popularity of malls as a shopping destination and the ability of shopping mall anchor tenants and other attractions within the vicinity of our stores to generate customer traffic. Unfavorable economic conditions, particularly in certain regions, have adversely affected mall traffic and resulted in the closing of certain anchor tenants. A continued slowdown in the U.S. economy or an uncertain economic outlook could continue to lower consumer spending levels and cause a decrease in shopping mall traffic, each of which would adversely affect our sales results and financial performance.

Our current or prospective vendors may be unable or unwilling to supply us with adequate quantities of their merchandise in a timely manner or at acceptable prices, which could have a material adverse impact on our business. The success of our business is dependent upon developing and maintaining good relationships with our vendors. We work very closely with our vendors to develop and acquire appropriate merchandise at acceptable prices for our stores. In addition, some of our vendors are relatively unsophisticated or underdeveloped and may have difficulty in providing adequate quantities or quality of merchandise to us in a timely manner. Also, certain of our vendors sell their merchandise directly to retail customers in direct competition with us. Our vendors could discontinue their relationship with us or raise prices on their merchandise at any time. In addition, the raw materials used by our vendors to manufacture our products may become subject to availability constraints and price volatility caused by high demand for fabrics, weather, economic conditions, government regulations or other factors affecting supply conditions. There can be no assurance that we will be able to acquire sufficient quantities of quality merchandise at

Pacific Sunwear of California, Inc. Form 10-K 2009     11

acceptable prices in a timely manner in the future. Any inability to do so, or the loss of one or more of our key vendors, could have a material adverse impact on our business, results of operations and financial condition.

Consolidation in the commercial retail industry may affect our ability to successfully negotiate favorable rent terms for our stores in the future. As a mall-based retailer, the success of our business is dependent upon developing and maintaining good relationships with our landlords. Potential consolidation in the commercial retail industry could limit our ability in the future to negotiate favorable rent terms or potentially close unprofitable stores. Should significant consolidation occur, a large proportion of our store base could be concentrated with one or a few entities that control premium mall space. These entities could then be in a position to dictate unfavorable terms to us due to the significant leverage they would possess. If we are unsuccessful in negotiating favorable rent terms with these entities and are therefore unable to profitably operate our existing stores, there would be a material adverse impact on our business, financial condition, results of operations and stock price.

Any reinvestment in our existing store base may not result in improved operating performance. Conversely, the lack of any reinvestment may cause many of our stores to appear less attractive to customers. We believe that store design is an important element in the customer shopping experience. Many of our stores have been in operation for many years and have not been updated or renovated since opening. Some of our competitors are in the process of updating, or have updated, their store designs, which may make our stores appear less attractive in comparison. Due to the current economic environment and store performance, we have significantly scaled back our store refresh program. Any inability on our part to successfully implement new store designs in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

12     Pacific Sunwear of California, Inc. Form 10-K 2009

Adverse outcomes of litigation matters or failure to comply with federal or state regulations could significantly affect our operating results. We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not have a material adverse effect upon our results of operations or financial condition. However, our assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against us not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation. In addition to SEC rules and regulations, Sarbanes-Oxley requirements and other U.S. public company regulations, there are various other requirements mandated for the textiles and apparel industries such as the Consumer Product Safety Improvement Act of 2008, California’s Proposition 65 and similar state laws. Failure to comply with these laws could have a material adverse impact on our business, financial condition, results of operations and stock price.

Our inability or failure to protect our intellectual property or our infringement of other’s intellectual property could have a negative impact on our operating results. We believe that our trademarks and domain names are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trademarks or domain names could diminish the value of our brands and cause a decline in our net sales. Although we have secured or are in the process of securing protection for our trademarks and domain names in the United States and a number of other countries, there are certain countries where we do not currently have or where we do not currently intend to apply for protection for certain trademarks or at all. Also, the efforts we have taken to protect our trademarks may not be sufficient or effective. Therefore, we may not be able to prevent other persons from using our trademarks or domain names, which also could adversely affect our business. We are also subject to the risk that we or the third-party brands we carry may infringe on the intellectual property rights of other parties. Any infringement or other intellectual property claim made against us or the third-party brands we carry, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to pay additional royalties or license fees. As a result, any such claim could have a material adverse effect on our business, financial condition, results of operations and stock price.

Selling merchandise over the Internet carries particular risks that can have a negative impact on our business. Our Internet operations are subject to numerous risks that could have a material adverse effect on our operational results, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include: (i) diversion of traffic and sales from our stores; (ii) rapid technological change; (iii) liability for online content; and (iv) risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. In addition, Internet operations involve risks which are beyond our control that could have a material adverse effect on our operational results, including: (i) price competition involving the items we intend to sell; (ii) the entry of our vendors into the Internet business, in direct competition with us; (iii) the level of merchandise returns experienced by us; (iv) governmental regulation; (v) online security breaches involving unauthorized access to Company and/or customer information; (vi) credit card fraud; and (vii) competition and general economic conditions specific to the Internet, online commerce and the apparel industry.

While we have installed privacy protection systems, devices and activity monitoring on our network, if unauthorized parties gain access to our networks or databases, they may be able to steal, publish, delete or modify our private and sensitive third-party information. In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules. This could result in costly investigations and litigation, civil or criminal penalties and adverse publicity that could adversely affect our financial condition, results of operations and reputation. Further, if we are unable to comply with security standards established by banks and the credit card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect our retail operations.

Pacific Sunwear of California, Inc. Form 10-K 2009     13

Our stock price can fluctuate significantly due to a variety of factors, which can negatively impact our total market value. The market price of our common stock has fluctuated substantially and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning us or our competitors, net sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates made by management or analysts, our failure to meet analysts’ estimates, changes in accounting policies, or unfavorable economic conditions, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the recent distress in the financial markets has resulted in extreme price and volume volatility. This volatility has had, and similar events in the future could have, a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

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

We operate retail apparel stores in all 50 states and Puerto Rico. We lease our retail stores under operating lease agreements with initial terms of approximately ten years that expire at various dates through February 2021. For more information concerning our store operating lease commitments, see Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K.

We own our corporate office which is located in Anaheim, California and encompasses a total of approximately 150,000 square feet. We operate a distribution center in Olathe, Kansas, which comprises approximately 400,000 square feet. For more information concerning our distribution center, see Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K. We believe these facilities are capable of servicing our operational needs through fiscal 2010.

14     Pacific Sunwear of California, Inc. Form 10-K 2009

At the end of fiscal 2009, the geographic distribution of our 894 stores was as follows:

Alabama	8

Alaska	3

Arizona	20

Arkansas	4

California	116

Colorado	21

Connecticut	9

Delaware	4

Florida	68

Georgia	16

Hawaii	9

Idaho	5

Illinois	26

Indiana	18

Iowa	9

Kansas	7

Kentucky	7

Louisiana	11

Maine	5

Maryland	19

Massachusetts	22

Michigan	26

Minnesota	16

Mississippi	5

Missouri	15

Montana	4

Nebraska	4

Nevada	10

New Hampshire	7

New Jersey	24

New Mexico	7

New York	36

North Carolina	21

North Dakota	4

Ohio	33

Oklahoma	8

Oregon	12

Pennsylvania	49

Rhode Island	2

South Carolina	11

South Dakota	2

Tennessee	15

Texas	69

Utah	11

Vermont	4

Virginia	26

Washington	25

West Virginia	7

Wisconsin	18

Wyoming	2

Puerto Rico	14

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	RESERVED

Pacific Sunwear of California, Inc. Form 10-K 2009     15

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “PSUN”. The following table sets forth for the quarterly periods indicated the high and low sale prices per share of the common stock as reported by NASDAQ:

	Fiscal 2009		Fiscal 2008

	High	Low	High	Low

1st Quarter	$4.63	$1.08	$14.04	$10.62
2nd Quarter	$4.88	$2.85	$13.23	$7.00
3rd Quarter	$7.25	$3.26	$8.76	$2.54
4th Quarter	$6.19	$3.15	$3.53	$0.72

As of March 26, 2010, the number of holders of record of common stock of the Company was 442. We have never declared or paid any dividends on our common stock as our credit facility prohibits the payment of dividends.

16     Pacific Sunwear of California, Inc. Form 10-K 2009

THE FOLLOWING PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE “FILED” WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total return on the Company’s common stock with the cumulative total return of the NASDAQ Stock Market (“NASDAQ Composite Index”) and the CRSP Total Return Industry Index for the NASDAQ Retail Trade Stocks (“NASDAQ Retail Trade Index”) for the period commencing on January 29, 2005 and ending on January 30, 2010.

COMPARISION OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Pacific Sunwear of California, Inc., the NASDAQ Composite Index
and the NASDAQ Retail Trade Index

Calculated Returns(1)	01/29/05	01/28/06	02/03/07	02/02/08	01/31/09	1/30/10

Pacific Sunwear	100	100	83	49	5	15
NASDAQ Composite Index	100	112	123	118	73	106
NASDAQ Retail Trade Index	100	107	103	99	61	107

(1) Returns are calculated based on the premise that $100 is invested in each of PacSun stock, the NASDAQ Composite Index and the NASDAQ Retail Index on January 29, 2005, and that all dividends (if any) were reinvested. Over a five year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each PacSun fiscal year. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Common Stock Repurchase and Retirement – The Company did not repurchase shares of common stock in fiscal 2009. Our Board of Directors authorized a stock repurchase plan in July 2008 as a means to reduce our overall number of shares outstanding, thereby providing greater value to our shareholders through increased earnings per share. The Company ended fiscal 2009 with approximately $48 million available under the stock repurchase plan. The repurchase authorization does not expire until all authorized funds have been expended. The Company does not currently plan to repurchase any shares during fiscal 2010.

Pacific Sunwear of California, Inc. Form 10-K 2009     17

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated income statement data for each of fiscal 2009, 2008 and 2007, and consolidated balance sheet data as of the end of fiscal 2009 and 2008, are derived from audited consolidated financial statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected consolidated operating data below should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated income statement data for all years presented excludes the financial impact of the Company’s former demo and One Thousand Steps concepts due to the designation of these operations as discontinued operations during the first quarter of fiscal 2008 and the fourth quarter of fiscal 2007, respectively. The consolidated income statement data for fiscal 2006 and 2005, as well as the consolidated balance sheet data as of the end of fiscal 2007, 2006 and 2005, are derived from audited consolidated financial statements of the Company, which are not included herein. All amounts presented below are in millions, except per share and selected consolidated operating data.

	Fiscal Year
	2009	2008	2007	2006	2005

Consolidated Statement of Operations Data:
Net sales	$1,027	$1,255	$1,306	$1,241	$1,206
Gross margin (after buying, distribution and occupancy costs)	259	320	414	407	453
Operating (loss)/income from continuing operations	(81)	(61)	70	101	188
(Loss)/income from continuing operations	(70)	(39)	46	65	120
(Loss)/income from continuing operations per share, diluted	$(1.07)	$(0.59)	$0.65	$0.91	$1.59

Consolidated Operating Data:
Comparable store net sales +/(-)(1)	(20.0)%	(5.2)%	3.4%	(4.2)%	3.5%
Average net sales($)/square foot(2)	$275	$339	$350	$347	$370
Average net sales($)/store (000s)(2)	$1,062	$1,298	$1,334	$1,263	$1,369
Stores open at end of period	894	932	954	965	907
Capital expenditures ($ million)	$23	$81	$106	$158	$109

Consolidated Balance Sheet Data:
Working capital	$117	$98	$187	$195	$304
Total assets	$477	$570	$752	$773	$808
Long-term debt	$—	$—	$—	$—	$—
Shareholders’ equity(3)	$307	$372	$483	$503	$547

(1) Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening, relocation, expansion or conversion.

(2) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.

(3) The Company repurchased and retired common stock of $53 million, $99 million, and $66 million million during fiscal 2008, 2006, and 2005, respectively. The Company did not repurchase any common stock during fiscal 2009 or 2007.

18     Pacific Sunwear of California, Inc. Form 10-K 2009

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report on Form 10-K. This MD&A excludes the financial statement impact of the discontinued demo and One Thousand Steps concepts (see Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K). The MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” within Item 1A.

Executive Overview

We consider the following items to be key performance indicators in evaluating Company performance:

Comparable (or “same store”) sales – Stores are deemed comparable stores on the first day of the fiscal month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses and other costs that are somewhat fixed. Positive same store sales results usually generate greater operating leverage of expenses while negative same store sales results generally have a negative impact on operating leverage. Same store sales results also have a direct impact on our total net sales, cash and working capital.

Net merchandise margins – We analyze the components of net merchandise margins, specifically initial markups, discounts and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of discounts or markdowns could have an adverse impact on our gross margin results and results of operations.

Operating margin – We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. For a discussion of the changes in the components comprising operating margins, see “Results of Operations” in this section.

Store sales trends – We evaluate store sales trends in assessing the operational performance of our stores. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store were $1.1 million for fiscal 2009 and $1.3 million for each of fiscal 2008 and 2007. Average net sales per square foot were $275, $339 and $350 in fiscal 2009, 2008 and 2007, respectively.

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

Pacific Sunwear of California, Inc. Form 10-K 2009     19

reported financial results, and the most significant estimates and assumptions used by us in applying such accounting policies, are described below:

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

Valuation of Inventories – Merchandise inventories are stated at the lower of average cost or market utilizing the retail method. At any given time, inventories include items that have been marked down to management’s best estimate of their fair market value. These estimates are based on a combination of factors, including current selling prices, current and projected inventory levels, current and projected rates of sell-through, known markdown and/or promotional events expected to create a permanent decrease in inventory value, estimated inventory shrink and aging of specific items. Reserves established for such items have historically been adequate. While we do not expect actual results to differ materially from our estimates, to the extent they do differ for any of these factors, we may have to record additional reserves in subsequent periods, which could reduce our gross margins and operating results.

Store Operating Lease Accounting – Rent expense from store operating leases represents one of the largest expenses incurred in operating our stores. Rent expense under our store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and exclusive of any lease renewal options. Accordingly, we expense all pre-opening rent. All amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability, which is then amortized as a credit to rent expense over the related store’s lease term.

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

Stock-Based Compensation Expense – We recognize stock-based compensation expense based on the fair value on the grant date. Under fair value method, we recognize stock-based compensation net of an estimated forfeiture rate

20     Pacific Sunwear of California, Inc. Form 10-K 2009

and only recognize compensation cost for those shares expected to vest using the graded vesting method over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. We use the Black-Scholes option-pricing model to determine compensation expense. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See “Stock-Based Compensation” within Notes 1 and 11 to the consolidated financial statements included in this Annual Report on Form 10-K for a further discussion on stock-based compensation.

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

Deferred income tax assets are reduced by a valuation allowance if, in the judgment of our management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available positive and negative evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If we subsequently determine that the carrying value of these assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. See “Income Taxes” in Notes 1 and 10 to the consolidated financial statements for further discussion regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance.

Results of Operations

The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal years indicated. The table and discussion that follows excludes the operations of the discontinued demo and One Thousand Steps concepts (see Note 15 to the consolidated financial statements). The discussion that follows should be read in conjunction with the following table:

	Fiscal Year

	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	74.8	74.5	68.3

Gross margin	25.2	25.5	31.7
Selling, general and administrative expenses	33.1	30.4	26.4

Operating (loss)/income from continuing operations	(7.9)	(4.9)	5.3
Other income, net	—	0.2	0.2

(Loss)/Income from continuing operations before income tax expense	(7.9)	(4.7)	5.5
Income tax (benefit)/expense	(1.1)	(1.5)	2.1

(Loss)/Income from continuing operations	(6.8)%	(3.2)%	3.4%

Number of stores open at end of period	894	932	954
Total square footage (in 000s)	3,457	3,588	3,658

Pacific Sunwear of California, Inc. Form 10-K 2009     21

Fiscal 2009 Compared to Fiscal 2008

Net Sales

Net sales decreased to $1.03 billion in fiscal 2009 from $1.25 billion in fiscal 2008, a decrease of $228 million, or 18.2%. The components of this $228 million decrease in net sales were as follows:

$millions	Attributable to

$(230)	20% decline in comparable store net sales in fiscal 2009 compared to fiscal 2008. Total transactions declined 13% and the average sale declined 8%. Average unit retail declined 9%.

(13)	Store closures.

8	Increase due to non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base.

7	Increase in net sales attributable to e-commerce.

$(228)	Total

For fiscal 2009, comparable store net sales of Juniors apparel decreased 19% and Young Mens apparel decreased 11%. For the fourth quarter of 2009, the Young Mens apparel sales trend improved to minus (9)% while the Juniors apparel sales trend decreased to minus (26)%. For fiscal 2009, comparable store net sales of accessories and footwear decreased 43%. The decline in sales of accessories and footwear was primarily due to our decisions in fiscal 2008 to exit or significantly reduce our emphasis on these categories. Apparel represented 88% of total sales for fiscal 2009 versus 83% in fiscal 2008. Accessories and footwear represented a combined 12% of total sales for fiscal 2009 versus 17% in fiscal 2008. As we reintroduce certain categories of footwear and accessories during fiscal 2010, the combined sales penetration of these categories may begin to increase.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, decreased to $259 million in fiscal 2009 from $320 million in fiscal 2008, a decrease of $61 million, or 19.2%. As a percentage of net sales, gross margin was 25.2% in fiscal 2009, a 0.3% decrease from 25.5% in fiscal 2008. The primary components of this 0.3% net decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to

(3.3)	Deleverage of occupancy costs as a result of the 20% same-store sales decline for fiscal 2009. Occupancy charges as a percentage of net sales were 18.8% ($193 million) in fiscal 2009 compared to 15.5% ($194 million) in fiscal 2008.

2.7	Increase in merchandise margin to 48.1% ($494 million) in fiscal 2009 from 45.4% ($570 million) in fiscal 2008, primarily due to a decrease in markdown and promotional activity in 2009 compared to 2008.

0.3	Decrease in buying and distribution costs.

(0.3)	Total

We ended fiscal 2009 with total inventories 16% below the ending level of fiscal 2008 in anticipation of continued negative same store sales results in the first quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased to $340 million in fiscal 2009 from $381 million in fiscal 2008, a decrease of $41 million, or 10.8%. As a percentage of net sales, these expenses increased to 33.1% in

22     Pacific Sunwear of California, Inc. Form 10-K 2009

fiscal 2009 from 30.4% in fiscal 2008. The components of this 2.7% net increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to

1.6	Increase in store payroll and payroll-related expenses as a percentage of net sales, due to the deleveraging of these expenses against the 20% same store sales decline in fiscal 2009. In dollars, payroll expense decreased $21 million.

0.9	Increase in depreciation expense as a percentage of sales, primarily due to the deleveraging of these expenses against the 20% same store sales decline in fiscal 2009. Total SG&A depreciation was $68 million in fiscal 2009 compared to $72 million in fiscal 2008.

(0.1)	Decrease in asset impairment charges in the current year to $27 million compared to $35 million in fiscal 2008.

0.3	Increase in all other SG&A expenses as a percentage of sales.

2.7	Total

We evaluate the recoverability of the carrying amount of long-lived assets for all stores (primarily property, plant and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges for underperforming stores in fiscal 2010.

Other (Expense)/Income, net

Other expense was $0.3 million for fiscal 2009 compared to other income of $2 million in fiscal 2008. In fiscal 2009, we recorded a $0.3 million cash surrender charge upon liquidation of deferred compensation assets partially offset by interest income. For fiscal 2008, we recorded a gain on the sale of our former Anaheim distribution center of approximately $9 million, offset by a non-cash impairment charge of $5 million associated with a reduction in the fair value of land available for sale less estimated selling costs and a charge of $2 million to reflect the decline in fair value associated with deferred compensation assets.

Income Taxes

We recognized an income tax benefit of $11 million for fiscal 2009 compared to $19 million for fiscal 2008. Our effective income tax rate was 13.6% for fiscal 2009 and 33.0% for fiscal 2008. The difference in the effective income tax rate is primarily attributable to the valuation allowance charges recorded in fiscal 2009. For fiscal 2010, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K, which note is incorporated herein by this reference.

Net Loss and Net Loss per Share

Our net loss for fiscal 2009 was $70 million, or $(1.07) per share, versus a net loss from continuing operations of $39 million, or $(0.59) per share, for fiscal 2008. Amounts for fiscal 2009 include the impact of a $19 million tax valuation allowance as discussed above. On a non-GAAP basis, excluding the impact of this valuation allowance, our net loss for fiscal 2009 was $51 million, or $(0.78) per share.

About Non-GAAP Financial Measures

The preceding paragraph contains non-GAAP financial measures, including non-GAAP net loss and non-GAAP net loss per share for fiscal 2009. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures do

Pacific Sunwear of California, Inc. Form 10-K 2009     23

not reflect a comprehensive system of accounting, differ from GAAP measures with the same names, and may differ from non-GAAP financial measures with the same or similar names that are used by other companies. The Company computes non-GAAP financial measures using a consistent methodology from quarter to quarter and year to year. The Company may consider whether other significant items that arise in the future should be excluded from the non-GAAP financial measures.

The Company excluded a deferred tax asset valuation allowance charge in presenting a non-GAAP net loss amount and per share amount above under the caption “Net Loss and Net Loss per Share”. The Company believes that these non-GAAP financial measures provide meaningful supplemental information regarding the Company’s operating results primarily because they exclude amounts that are not considered part of ongoing operating results when planning and forecasting and when assessing the performance of the organization, individual operating segments or its senior management. In addition, the Company believes that non-GAAP financial information is used by analysts and others in the investment community to analyze the Company’s historical results and to provide estimates of future performance versus the results and estimates of others. The Company believes that failure to report these non-GAAP measures excluding the impact of the valuation allowance could result in confusion among investors and analysts by creating a misplaced perception that the Company’s results have underperformed or exceeded expectations.

Fiscal 2008 Compared to Fiscal 2007

Net Sales

Net sales decreased to $1.25 billion in fiscal 2008 from $1.31 billion in fiscal 2007, a decrease of $51 million, or 3.9%. The components of this $51 million decrease in net sales were as follows:

$millions	Attributable to

$(63)	5% decline in comparable store net sales in fiscal 2008 compared to fiscal 2007. The average sale transaction declined 9%, partially offset by a 4% increase in total transactions. For fiscal 2008, comparable store net sales declined 1% in the first half and 9% in the second half. The larger decline in the second half of the year was consistent with the overall economic downturn.

(28)	Store closures.

26	Increase due to non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base.

14	Increase in net sales attributable to e-commerce.

$(51)	Total

Comparable store net sales of Juniors apparel increased 21% and Young Mens apparel was flat as we shifted the merchandise mix away from accessories and footwear and expanded Juniors apparel. Comparable store net sales of accessories decreased 27% and footwear decreased 76%. The decline in accessory comparable store net sales was primarily due to our decision to exit certain accessory categories during both fiscal 2008 and 2007 such as wallets, watches, belt buckles and home goods. The decline in the footwear business was primarily due to a significant decrease in comparable net store sales of sneakers as we largely exited the sneaker business in fiscal 2008. For fiscal 2008, footwear represented approximately 5% of total sales, a 59% decrease in sales penetration versus the prior year.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, decreased to $320 million in fiscal 2008 from $414 million in fiscal 2007, a decrease of $94 million, or 22.7%. As a percentage of net sales, gross margin was

24     Pacific Sunwear of California, Inc. Form 10-K 2009

25.5% in fiscal 2008, a 6.2% decrease from 31.7% in fiscal 2007. The primary components of this 6.2% net decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to

(4.7)	Decline in merchandise margin to 45.4% in fiscal 2008 from 50.1% in fiscal 2007, or $85 million, due to increased markdowns and promotional activity associated with the precipitous decline in consumer spending and the overall economic environment, particularly in the latter half of fiscal 2008.

(1.4)	Increase in occupancy charges as a percentage of net sales to 15.5% ($194 million) in fiscal 2008 from 14.1% ($184 million) in fiscal 2007. Deleverage of occupancy costs as a result of the 5% same-store sales decline in fiscal 2008.

(0.1)	Increase in other costs.

(6.2)	Total

At the end of fiscal 2008, inventories per square foot were down 30% in dollars and 19% in total units versus the end of fiscal 2007. We ended fiscal 2008 with average weeks of supply in stores of approximately 17 weeks versus having ended fiscal 2007 with average weeks of supply in stores of approximately 22 weeks, a decline of just over 20%.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A”) expenses increased to $381 million in fiscal 2008 from $344 million in fiscal 2007, an increase of $37 million, or 10.8%. As a percentage of net sales, these expenses increased to 30.4% from 26.4%. The components of this 4.0% net increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to

2.3	Increase in asset impairment charges, including a $15 million increase in store impairments, $8 million related to the materials handling equipment in the Company’s former Anaheim distribution center, and $6 million related to the impairment of goodwill.

0.7	Increase in payroll and payroll-related expenses ($2 million) due to deleveraging these expenses against the (5%) decline in same-store sales results. In dollars, store payroll expenses were down approximately $1 million.

0.5	Increase in depreciation expense ($4 million), primarily due to the impact of accelerated depreciation associated with store closures and relocations, and new depreciation on existing stores from our refresh program.

0.5	Increase in other SG&A expenses.

4.0	Total

Goodwill Impairment

During fiscal 2008, we determined that the goodwill created in connection with our 1986 four-store acquisition in California and our 1997 fifteen-store acquisition in Florida was fully impaired and we recorded a pre-tax, non-cash goodwill impairment charge of approximately $6 million during fiscal 2008.

Other (Expense)/Income, net

For fiscal 2008, we recorded a gain on the sale of our former Anaheim distribution center of approximately $9 million. The sale of the distribution center closed in November 2008. In the fourth quarter of fiscal 2008, we committed to a plan to sell a parcel of land that had been held for future development. In connection with the planned sale, we recorded a non-cash impairment charge of $5 million associated with a reduction in the fair value of this land less estimated selling costs. The sale of the land closed in February 2009 and we received approximately $4 million in net cash proceeds.

Pacific Sunwear of California, Inc. Form 10-K 2009     25

At January 31, 2009, we held deferred compensation assets associated with our executive deferred compensation plan that were required to be measured at fair value on a recurring basis. Fair value is determined by the most recent publicly quoted market price of the securities at the balance sheet date. For fiscal 2008, we recorded a charge of $2 million to reflect the decline in fair value associated with these assets.

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

Liquidity and Capital Resources

We have typically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings. Our primary resource requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. We believe that our working capital, cash flows from operating activities, and credit facility availability will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.

Fiscal Year Ended	January 30,	January 31,	February 2,
(In thousands)	2010	2009	2008

Net cash provided by operating activities	$87,451	$33,915	$115,641
Net cash used in investing activities	(19,759)	(55,659)	(98,163)
Net cash provided by/(used in) financing activities	623	(51,067)	27,842

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	$68,315	$(72,811)	$45,320

Operating Cash Flows

Net cash provided by operating activities for fiscal 2009 was $87 million. We generated $32 million of cash from operations (net of non-cash charges). In addition, we generated $49 million from changes in working capital items and $6 million due to changes in other assets and liabilities. These changes were primarily driven by collection of approximately $54 million of income tax receivables.

Net cash provided by operating activities for fiscal 2008 was $34 million. We generated $45 million of cash from operations (net of non-cash charges). In addition, we generated $22 million from changes in working capital items and used $33 million due to changes in other assets and liabilities. The change in working capital in fiscal 2008 was primarily driven by decreases in merchandise inventories and accounts receivable offset by decreases in accounts payable and accrued liabilities. The change in other assets and liabilities was primarily driven by a reduction in deferred lease incentives.

26     Pacific Sunwear of California, Inc. Form 10-K 2009

Net cash provided by operating activities for fiscal 2007 was $116 million. We generated $121 million of cash from operations (net of non-cash charges). In addition, we generated $28 million from changes in working capital items and used $33 million due to changes in other assets and liabilities. The change in working capital in fiscal 2007 was primarily driven by decreases in merchandise inventories. The change in other assets and liabilities was primarily driven by generation of deferred tax assets and a reduction in deferred lease incentives.

Working Capital

Working capital at the end of fiscal 2009 and 2008 was $117 million and $98 million, respectively. The $19 million increase in working capital was attributable to the following:

$millions	Description

$98	Working capital at January 31, 2009

68	Increase in cash and cash equivalents, primarily due to the collection of income taxes receivable of approximately $54 million, and a reduction in inventory purchases among other items (see cash flows statement).

(43)	Net decrease in other current assets primarily related to decreases in income taxes receivable of $29 million and prepaids of $15 million.

(11)	Decrease in inventories, net of accounts payable, primarily as a result of our efforts during fiscal 2009 to reduce overall inventory levels in response to the current economic environment and sales performance.

5	Net decrease in other current liabilities.

$117	Working capital at January 30, 2010

Investing Cash Flows

Net cash used in investing activities in each of fiscal 2009, 2008 and 2007 was $20 million, $56 million and $98 million, respectively. Investing cash flows for fiscal 2009 were comprised of capital expenditures of approximately $23 million offset by proceeds from the sale of land of approximately $4 million. Investing cash flows for fiscal 2008 were comprised of capital expenditures of $81 million offset by proceeds from the sale of the Anaheim distribution center of approximately $25 million. Investing cash flows for fiscal 2007 were comprised of capital expenditures of $106 million and purchase of a $23 million long-term investment associated with the Company’s Olathe, Kansas distribution center, partially offset by $31 million in net maturities of short-term marketable securities. Capital expenditures were predominantly for refreshing existing stores and the opening of new, relocated and expanded stores during fiscal 2009, 2008 and 2007. In fiscal 2010, we expect total capital expenditures to be approximately $20 million to $30 million.

Financing Cash Flows

Net cash provided by financing activities in fiscal 2009 was $1 million compared to cash used of $51 million in fiscal 2008 and cash provided of $28 million in fiscal 2007. The primary source of financing inflows in fiscal 2009 was proceeds from employee exercises of stock options. The primary source of financing outflows in fiscal 2008 was the repurchase and retirement of $53 million in common stock. The primary source of financing inflows in fiscal 2007 was a $23 million long-term lease obligation related to the Company’s Olathe, Kansas distribution facility. Proceeds from employee exercises of stock options accounted for the remaining source of financing cash inflows for both fiscal 2008 and 2007.

Credit Facility

Information regarding our credit facility is contained in Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K, which note is incorporated herein by this reference.

Pacific Sunwear of California, Inc. Form 10-K 2009     27

Contractual Obligations

We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At January 30, 2010, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period

Contractual Obligations		Less than	1-3	3-5	More than
(In $millions)	Total	1 year	years	years	5 years

Operating lease obligations	$484	$93	$155	$115	$121
Capital lease obligations	<1	<1	<1	—	—
ASC 740 (FIN 48) obligations including interest and penalties	1	—	1	—	—
Letters of credit	9	9	—	—	—

Total	$495	$102	$157	$115	$121

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

The contractual obligations table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for fiscal 2009, 2008 and 2007 were $164 million, $165 million and $158 million, respectively. Total CAM expenses may continue to fluctuate significantly from year to year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores.

Operating Leases – We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through February 2021. Substantially all of our retail store leases require us to pay CAM charges, insurance, property taxes and percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels or mall occupancy targets are not achieved by a specified date. None of our retail store leases contain purchase options.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed 40 PacSun stores in fiscal 2009. We currently anticipate closing approximately 25 to 50 stores in fiscal 2010. See “Real Estate Strategy” within the “Stores” discussion in Part I, Item 1 captioned, “Business,” of this report.

The ASC 740 (FIN 48) obligations shown in the table above represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table.

28     Pacific Sunwear of California, Inc. Form 10-K 2009

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

Seasonality and Quarterly Results

Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, approximately 45% of our net sales have occurred in the first half of the fiscal year and 55% have occurred in the second half, with the back-to-school and holiday selling periods accounting for approximately 30 to 35% of our annual net sales and a higher percentage of our operating results on a combined basis. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including changes in consumer buying patterns; the timing of store openings; the amount of revenue contributed by new stores; fashion trends; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk from its Credit Facility (see Note 8 to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K). Direct borrowings under the Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 1.5% at January 30, 2010) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. At January 30, 2010, the Company had no direct borrowings outstanding under the Credit Facility.

A sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on the Company’s cash flows. The sensitivity analysis quantified that the estimated potential cash flow impact would be less than $10,000 in additional interest expense (for each $1 million borrowed) if interest rates were to increase by 10% over a year period. Actual interest charges incurred may differ from those estimated because of changes or differences

Pacific Sunwear of California, Inc. Form 10-K 2009     29

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 30, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2010.

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

30     Pacific Sunwear of California, Inc. Form 10-K 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the internal control over financial reporting of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 30, 2010, of the Company, and our report dated March 31, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 31, 2010

Pacific Sunwear of California, Inc. Form 10-K 2009     31

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from the sections captioned “Proposal 1 Election of Directors — Nominees and Continuing Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Board of Directors and Committees of the Board — Committees of the Board of Directors” in our definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the sections captioned “Board of Directors and Committees of the Board — Director Compensation” and “Executive Compensation and Related Matters” in our definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Principal Shareholders and Management” in our definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference from the sections captioned “Related Party Transactions Policy” and “Board of Directors and Committees of the Board — Committees of the Board of Directors” in our definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is incorporated by reference from the section captioned “Fees Paid to Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

32     Pacific Sunwear of California, Inc. Form 10-K 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

By:	/s/ Gary H. Schoenfeld
Gary H. Schoenfeld
President, Chief Executive Officer and Director

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary H. Schoenfeld Gary H. Schoenfeld	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010

/s/ Michael L. Henry Michael L. Henry	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2010

/s/ Peter Starrett Peter Starrett	Non-Employee Chairman of the Board	March 31, 2010

/s/ Brett Brewer Brett Brewer	Non-Employee Director	March 31, 2010

/s/ William C. Cobb William C. Cobb	Non-Employee Director	March 31, 2010

/s/ Pearson C. Cummin III Pearson C. Cummin III	Non-Employee Director	March 31, 2010

/s/ Michael Goldstein Michael Goldstein	Non-Employee Director	March 31, 2010

/s/ George R. Mrkonic George R. Mrkonic	Non-Employee Director	March 31, 2010

/s/ Thomas M. Murnane Thomas M. Murnane	Non-Employee Director	March 31, 2010

/s/ Grace Nichols Grace Nichols	Non-Employee Director	March 31, 2010

Pacific Sunwear of California, Inc. Form 10-K 2009     33

PACIFIC SUNWEAR OF CALIFORNIA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED:

JANUARY 30, 2010 (“Fiscal 2009”)
JANUARY 31, 2009 (“Fiscal 2008”)
FEBRUARY 2, 2008 (“Fiscal 2007”)

Pacific Sunwear of California, Inc. Form 10-K 2009     F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2010 and January 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 31, 2010

F-2     Pacific Sunwear of California, Inc. Form 10-K 2009

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED BALANCE SHEETS

	January 30,	January 31,
(In thousands, except share and per share amounts)	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,091	$24,776
Merchandise inventories	89,665	107,205
Other current assets	16,166	58,943

Total current assets	198,922	190,924
PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	641,127	665,236
Less: Accumulated depreciation and amortization	(392,127)	(341,892)

Total property and equipment, net	249,000	323,344
Assets held for sale	—	3,682
Deferred income taxes	4,024	21,984
Other assets	25,272	29,575

TOTAL ASSETS	$477,218	$569,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,481	$45,263
Other current liabilities	43,742	47,564

Total current liabilities	82,223	92,827
LONG-TERM LIABILITIES:
Deferred lease incentives	39,207	52,313
Deferred rent	21,396	23,008
Other long-term liabilities	27,714	29,374

Total long-term liabilities	88,317	104,695
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 65,748,069 and 65,174,144 shares issued and outstanding, respectively	657	652
Additional paid-in capital	7,294	2,306
Retained earnings	298,727	369,029

Total shareholders’ equity	306,678	371,987

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$477,218	$569,509

See notes to consolidated financial statements.

Pacific Sunwear of California, Inc. Form 10-K 2009     F-3

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In thousands, except share and per share amounts)	January 30,	January 31,	February 2,
FISCAL YEAR ENDED	2010	2009	2008

Net sales	$1,027,101	$1,254,886	$1,306,028
Cost of goods sold, including buying, distribution and occupancy costs	768,498	934,779	892,102

Gross margin	258,603	320,107	413,926
Selling, general and administrative expenses	339,728	381,008	344,295

Operating (loss)/income from continuing operations	(81,125)	(60,901)	69,631
Other (expense)/income, net	(276)	2,369	3,012

(Loss)/income from continuing operations before income tax (benefit)/expense	(81,401)	(58,532)	72,643
Income tax (benefit)/expense	(11,099)	(19,287)	26,836

(Loss)/income from continuing operations	(70,302)	(39,245)	45,807
Loss from discontinued operations, net of tax effects	—	(24,577)	(76,174)

Net loss	$(70,302)	$(63,822)	$(30,367)

Comprehensive loss	$(70,302)	$(63,822)	$(30,367)

(Loss)/income from continuing operations per share:
Basic	$(1.07)	$(0.59)	$0.66

Diluted	$(1.07)	$(0.59)	$0.65

Net loss per share:
Basic	$(1.07)	$(0.96)	$(0.44)

Diluted	$(1.07)	$(0.96)	$(0.44)

Weighted average shares outstanding:
Basic	65,442,887	66,652,088	69,749,536

Diluted	65,442,887	66,652,088	70,020,500

See notes to consolidated financial statements.

F-4     Pacific Sunwear of California, Inc. Form 10-K 2009

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common		Additional
	Stock	Common	Paid-in	Retained
(In thousands, except share amounts)	Shares	Stock	Capital	Earnings	Total

BALANCE, February 3, 2007	69,560,077	$696	$5,783	$496,874	$503,353
Employee stock plans	466,433	4	4,291	—	4,295
Stock-based compensation	—	—	6,398	—	6,398
Tax benefits related to exercise of stock options	—	—	289	—	289
FIN 48 adoption adjustment (see Note 10)	—	—	—	(623)	(623)
Net loss	—	—	—	(30,367)	(30,367)

BALANCE, February 2, 2008	70,026,510	$700	$16,761	$465,884	$483,345
Repurchase and retirement of common stock	(5,347,544)	(53)	(52,858)	—	(52,911)
Employee stock plans	495,178	5	1,799	—	1,804
Stock-based compensation	—	—	5,167	—	5,167
Tax benefit deficiencies related to exercise of stock options	—	—	(1,596)	—	(1,596)
Reclassify negative additional paid-in capital to retained earnings(1)	—	—	33,033	(33,033)	—
Net loss	—	—	—	(63,822)	(63,822)

BALANCE, January 31, 2009	65,174,144	$652	$2,306	$369,029	$371,987
Employee stock plans	573,925	5	662	—	667
Stock-based compensation	—	—	6,370	—	6,370
Tax benefit deficiencies related to exercise of stock options	—	—	(2,044)	—	(2,044)
Net loss	—	—	—	(70,302)	(70,302)

BALANCE, January 30, 2010	65,748,069	$657	$7,294	$298,727	$306,678

(1) Share repurchases in fiscal 2008 exceeded the value of additional paid-in capital. Accordingly, at the end of the fiscal year, negative additional paid-in capital was reclassified against retained earnings.

See notes to consolidated financial statements.

Pacific Sunwear of California, Inc. Form 10-K 2009     F-5

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	January 30,	January 31,	February 2,
FISCAL YEAR ENDED	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,302)	$(63,822)	$(30,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,367	76,433	80,323
Asset impairment (including goodwill)	27,012	35,348	59,829
Stock compensation	6,370	5,167	6,398
Loss on disposal of equipment	968	4,668	4,507
Gain on sale of Anaheim distribution center	—	(10,768)	—
(Tax benefit deficiencies)/tax benefits related to stock-based compensation	(2,044)	(1,596)	289
Excess tax benefits related to stock-based compensation	—	(5)	(292)
Change in operating assets and liabilities:
Merchandise inventories	17,540	62,977	35,031
Other current assets	43,043	(6,125)	(6,563)
Other assets	22,680	(2,738)	(14,891)
Accounts payable	(6,782)	(17,086)	(4,232)
Other current liabilities	(4,413)	(17,887)	3,552
Deferred lease incentives	(13,106)	(21,699)	(15,359)
Deferred rent	(1,612)	(4,661)	(2,950)
Other long-term liabilities	(2,270)	(4,291)	366

Net cash provided by operating activities	87,451	33,915	115,641
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,498)	(80,934)	(106,363)
Proceeds from sale of property and equipment	3,739	275	—
Proceeds from sale of Anaheim distribution center	—	25,000	—
Purchases of available-for-sale short-term investments	—	—	(171,400)
Maturities of available-for-sale short-term investments	—	—	202,900
Purchases of held-to-maturity short-term investments (Note 7)	—	—	(23,300)

Net cash used in investing activities	(19,759)	(55,659)	(98,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan and exercise of stock options	727	1,850	4,295
Principal payments under capital lease and long-term debt obligations	(104)	(11)	(45)
Borrowings under long-term debt obligations (Note 7)	—	—	23,300
Borrowings under credit facility	—	235,689	—
Principle payments under credit facility	—	(235,689)	—
Repurchase and retirement of common stock	—	(52,911)	—
Excess tax benefits related to stock-based compensation	—	5	292

Net cash provided by/(used in) financing activities	623	(51,067)	27,842

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	68,315	(72,811)	45,320
CASH AND CASH EQUIVALENTS, beginning of fiscal year	24,776	97,587	52,267

CASH AND CASH EQUIVALENTS, end of fiscal year	$93,091	$24,776	$97,587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3	$601	$6
Cash (refunded)/paid for income taxes	$(54,072)	$(14,937)	$10,668
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Increase/(decrease) in accrued property and equipment	$65	$(5,707)	$(6,358)
Purchases of property pursuant to capital lease obligations	$730	$20	11

See notes to consolidated financial statements.

F-6     Pacific Sunwear of California, Inc. Form 10-K 2009

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Pacific Sunwear of California, Inc. and its subsidiaries (collectively, the “Company”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells casual apparel with a targeted selection of accessories and footwear designed to meet the needs of teens and young adults. The Company operates a nationwide, primarily mall-based chain of retail stores, under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company. As of January 30, 2010, the Company leased and operated 894 stores among all 50 states and Puerto Rico, comprised of 3,457,171 square feet.

The results of operations for all periods presented in these consolidated financial statements excludes the financial impact of the Company’s former demo and One Thousand Steps concepts due to the designation of these operations as discontinued operations during the first quarter of fiscal 2008 and the fourth quarter of fiscal 2007, respectively (see Note 15). During fiscal 2007, the Company closed 74 demo stores, which specialized in fashion-focused streetwear apparel, as well as its nine-store One Thousand Steps footwear concept, which was originally launched in April 2006 and discontinued in January 2008. During fiscal 2008, the Company closed its remaining 153 demo stores.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31st. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks

2010	January 29, 2011	52
2009	January 30, 2010	52
2008	January 31, 2009	52
2007	February 2, 2008	52

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

Fair Value of Financial Instruments – Management is required to disclose the estimated fair value of certain assets and liabilities as financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. As of January 30, 2010, management believes that the carrying amounts of cash, receivables and payables approximate fair value because of the short maturity of these financial instruments.

Pacific Sunwear of California, Inc. Form 10-K 2009     F-7

Cash and Cash Equivalents – The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of commercial paper and money market funds.

Merchandise Inventories – Merchandise inventories are stated at the lower of average cost or market utilizing the retail method. At any given time, inventories include items that have been marked down to management’s best estimate of their fair market value. These estimates are based on a combination of factors, including current selling prices, current and projected inventory levels, current and projected rates of sell-through, known markdown and/or promotional events expected to create a permanent decrease in inventory value, estimated inventory shrink and aging of specific items. Reserves of approximately $2 million have been accrued against existing inventory at January 30, 2010 in consideration of these factors. Actual results have historically been within the Company’s expectations and the reserves established for such items.

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

Other Long-Lived Assets – The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important and that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates the Company’s weighted average cost of capital. See Note 4, “Impairment of Long-Lived Assets,” for a discussion of asset impairment charges recognized in fiscal 2009, 2008 and 2007.

Income Taxes – The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If the Company subsequently determines that the carrying

F-8     Pacific Sunwear of California, Inc. Form 10-K 2009

value of these assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. See Note 10, “Income Taxes,” for further discussion regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance.

The Company accounts for uncertain tax positions in accordance with authoritative guidance for Income Taxes. This guidance prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. The literature also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.

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

Revenue Recognition – Sales are recognized upon purchase by customers at the Company’s retail store locations or upon delivery to and acceptance by the customer for orders placed through the Company’s website. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account our estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is generally recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on our historical redemption data. Gift card breakage has never been more than 1.0% of sales in any fiscal year. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for each of the three fiscal years in the period ended January 30, 2010 is as follows:

	Fiscal Year

(in $000s)	2009	2008	2007

Beginning balance	$436	$722	$794
Provisions	20,440	24,144	25,667
Usage	(20,365)	(24,430)	(25,739)

Ending balance	$511	$436	$722

E-commerce Shipping and Handling Revenues and Expenses – Shipping and handling revenues and expenses relate to sales activity generated from the Company’s websites. Amounts charged to the Company’s Internet customers for shipping and handling revenues are included in net sales. Amounts paid by the Company for Internet shipping and handling expenses are included in cost of goods sold and encompass payments to third party shippers and costs to store, move and prepare merchandise for shipment.

Customer Loyalty Programs – These programs offer customers dollar-for-dollar discounts on future merchandise purchases within stated redemption periods if they purchase specified levels of merchandise in a current transaction. The impact of these programs is recognized ratably as a direct reduction in net sales over the series of transactions required to both earn and redeem the customer discounts. Redemptions generally occur within 30 days of original issuance.

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

Pacific Sunwear of California, Inc. Form 10-K 2009     F-9

Vendor Allowances – Cash consideration received from vendors primarily includes discounts, vendor allowances and rebates. The Company recognizes cash received from vendors as a reduction in the price of the vendor’s products and, accordingly, as a reduction in cost of sales at the time the related inventory is sold.

Straight-Line Rent – Rent expense under the Company’s store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and excluding any lease renewal options. Accordingly, the Company expenses pre-opening rent.

Deferred Lease Incentives – Amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability and then amortized as a credit to rent expense over the related store’s lease term.

Selling, General and Administrative Expenses – Selling, general and administrative expenses include payroll, depreciation and amortization, advertising, credit authorization charges, expenses associated with the counting of physical inventories, and all other general and administrative expenses not directly related to merchandise or operating the Company’s stores.

Advertising Costs – Costs associated with the production or placement of advertising, such as photography, design, creative talent, editing, magazine insertion fees and other costs associated with such advertising, are expensed the first time the advertising appears publicly. Advertising costs were $14 million, $16 million, and $17 million in fiscal 2009, 2008, and 2007, respectively.

Stock-Based Compensation – The Company accounts for stock-based compensation expense under the fair value method. The Company recorded non-cash, stock-based compensation in the consolidated statement of operations for each of fiscal 2009, 2008 and 2007 as follows (in thousands):

	Fiscal Year

(in $000s)	2009	2008	2007

Stock-based compensation expense included in cost of goods sold	$4,024	$1,972	$2,335
Stock-based compensation expense included in selling, general and administrative expenses	2,346	3,351	3,416

Total stock-based compensation expense	$6,370	$5,323	$5,751

Earnings Per Share – Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. For purposes of calculating diluted earnings per share, incremental shares included in, and anti-dilutive options excluded from, the calculations for each of fiscal 2009, 2008 and 2007 were as follows:

	Fiscal Year

	2009	2008	2007

Incremental shares	—	—	270,964
Anti-dilutive options and non-vested shares	2,311,974	2,564,554	2,308,227

Anti-dilutive options and non-vested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested share is greater than the market price of the Company’s common stock.

Vendor and Merchandise Concentrations – In fiscal 2009, no vendor accounted for more than 10% of net sales. During each of fiscal 2008 and 2007, Billabong (which incorporates both Billabong and Element brands) accounted for 11% and 10% of total net sales, respectively, and Quiksilver (which incorporates the DC Shoes, Roxy, and Quiksilver brands) accounted for 10% and 12% of total net sales, respectively. No other individual branded vendor accounted for more than 10% of total net sales for any period presented.

F-10     Pacific Sunwear of California, Inc. Form 10-K 2009

The merchandise assortment for the Company as a percentage of net sales for each of fiscal 2009, 2008 and 2007 was as follows:

	Fiscal Year

	2009	2008	2007

Young Mens Apparel	45%	41%	38%
Juniors Apparel	43%	42%	33%
Accessories and Footwear	12%	17%	29%

Total	100%	100%	100%

Recent Accounting Pronouncements – The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 105, “Generally Accepted Accounting Principles,” formerly FASB Statement 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASC 105 establishes the FASB Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates (ASUs), which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. As the Codification does not change GAAP, it does not have a material impact on the Company’s consolidated financial statements. Previous references made to GAAP literature in the notes to the Company’s consolidated financial statements have been updated with references to the new Codification.

In January 2010, the FASB issued ASU 2010-06, new guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The Company does not anticipate the adoption of this guidance to materially impact the Company. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.

In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. In particular the amendment (i) adds a definition of the term “SEC filer” to the ASC Master Glossary, (ii) exempts SEC filers from disclosing the date through which subsequent events have been evaluated, (iii) removes the definition of a “public entity” from the ASC Glossary and (iv) adds a definition of the term “revised financial statements” to the ASC Master Glossary. The amendment is effective immediately for financial statements for all entities.

Pacific Sunwear of California, Inc. Form 10-K 2009     F-11

2.	OTHER CURRENT ASSETS

As of the dates presented, other current assets consisted of the following:

	January 30,	January 31,
	2010	2009

Prepaid expenses	$10,801	$25,573
Non-trade accounts receivable	3,749	3,119
Income taxes receivable	1,616	30,251

Total other current assets	$16,166	$58,943

3.	PROPERTY AND EQUIPMENT, NET

As of the dates presented, property and equipment consisted of the following categories:

	January 30,	January 31,
	2010	2009

Leasehold improvements	$302,339	$325,540
Furniture, fixtures and equipment	287,223	288,634
Buildings and building improvements	40,338	39,835
Land	11,227	11,227

Total gross property and equipment	641,127	665,236
Less accumulated depreciation	(392,127)	(341,892)

Property and equipment, net	$249,000	$323,344

4.	IMPAIRMENT OF LONG-LIVED ASSETS

Store Assets – The Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets may not be recoverable. As a result of these evaluations during fiscal 2009, 2008 and 2007, the Company recorded non-cash impairment charges of approximately $27 million, $29 million and $1 million in each year, respectively, within selling, general and administrative expenses in the consolidated statements of operations to write-down the carrying value of long-lived store assets to their estimated fair values.

Goodwill – During fiscal 2008, the Company determined that the goodwill created in connection with its 1986 four-store acquisition in California and its 1997 fifteen-store acquisition in Florida was fully impaired and recorded a pre-tax, non-cash goodwill impairment charge of approximately $6 million during the third quarter of fiscal 2008.

5.	ASSETS HELD FOR SALE

During fiscal 2008, the Company’s management committed to a plan to sell a parcel of land that had been held for future development. In connection with the planned sale, the Company recorded a pre-tax, non-cash impairment charge of approximately $5 million associated with a reduction in the fair value of this land less estimated selling costs. The impairment charge is included in other income and expenses in the consolidated statement of operations. The Company had classified the remaining carrying value of this land of approximately $4 million as held for sale on the consolidated balance sheet as of January 31, 2009. The sale of the land closed in February 2009 and the Company received approximately $4 million in net cash proceeds.

6.	FAIR VALUE MEASUREMENTS

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

F-12     Pacific Sunwear of California, Inc. Form 10-K 2009

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

The following table represents our fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 30, 2010 (amounts in millions):

Fair Value Measurements at January 30, 2010

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Long-lived assets held and used	$249	$—	$—	$249

Long-lived store assets (primarily property and equipment) with a carrying amount of $276 million were written down to their fair value of $249 million, resulting in a non-cash impairment charge of $27 million, which was included in the operating results for fiscal 2009. In fiscal 2008, the Company recorded a non-cash impairment charge of $29 million to write down the carrying value of long-lived store assets. Fair value is determined using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales and gross margin performance. If the Company’s sales or gross margin performance or other estimated operating results are not achieved at or above the forecasted level, the carrying value of certain store assets may prove unrecoverable and the Company may incur additional impairment charges in the future.

7.	INDUSTRIAL REVENUE BOND TRANSACTION – OLATHE, KANSAS

On July 17, 2007, Pacific Sunwear Stores Corp., a wholly-owned subsidiary of the Company, completed an industrial revenue bond financing transaction with the city of Olathe, Kansas (the “City”) that will provide property tax savings for 10 years on the Company’s new distribution center located in the City. In the transaction, the City purchased the land and building from the Company through the issuance to the Company of approximately $23 million in industrial revenue bonds due January 1, 2018 (“Bonds”) and contemporaneously leased the land and building to the Company for an identical term. The Company can call the Bonds at any time it chooses, but would lose its property tax benefit in the event this transaction was to be cancelled. In the Company’s consolidated balance sheet, the land and building remain a component of property and equipment, the investment in the Bonds is included in other assets, and the related long-term lease is included in other long-term liabilities.

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

8.	CREDIT FACILITY

The Company has an asset-backed credit agreement with a syndicate of lenders (the “Credit Facility”) which expires April 29, 2013 and provides for a secured revolving line of credit of up to $150 million, which can be increased to up to $225 million subject to lender approval. Extensions of credit under the Credit Facility are limited to a borrowing base

Pacific Sunwear of California, Inc. Form 10-K 2009     F-13

consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The Credit Facility is available for direct borrowing and, subject to borrowing base availability ($103 million at January 30, 2010), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The Credit Facility is secured by cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the Credit Facility bear interest at the Administrative Agent’s alternate base rate (as defined, 1.5% at January 30, 2010) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. The Company currently believes that the availability under the Credit Facility, working capital and cash flows from operating activities will be sufficient to meet its operating and capital expenditure needs for at least the next twelve months. At January 30, 2010, the Company had no direct borrowings and $9 million in letters of credit outstanding under the Credit Facility. The remaining availability at January 30, 2010 was $94 million.

The Company is not subject to any financial covenant restrictions under the Credit Facility unless, at any point in time, total remaining borrowing availability under the facility falls below $15 million or 10% of the aggregate lender commitments in the event the facility is increased beyond $150 million. The Company is permitted to incur additional indebtedness outside the Credit Facility up to a maximum principal amount at any time outstanding of $150 million. Any such indebtedness may not be secured by any of the collateral designated under the Credit Facility or any other assets of the Company, except that up to $40 million of such indebtedness may be secured by liens on real property and related fixtures. Additionally, the Credit Facility prohibits the payment of dividends and contains specific limits on certain kinds of indebtedness, as defined in the facility agreement.

9.	OTHER CURRENT LIABILITIES

As of the dates presented, other current liabilities consisted of the following:

	January 30,	January 31,
	2010	2009

Accrued gift cards	$12,617	$12,134
Accrued compensation and benefits	12,362	13,584
Sales taxes payable	4,444	5,177
Accrued capital expenditures	1,802	1,737
Deferred taxes	—	1,218
Other current liabilities	12,517	13,714

Total other current liabilities	$43,742	$47,564

10.	INCOME TAXES

The components of income tax (benefit)/expense from continuing operations for the fiscal periods presented were as follows:

	2009	2008	2007

Current income taxes:
Federal	$(28,665)	$(34,309)	$24,035
State	824	(254)	5,663

Total current	(27,841)	(34,563)	29,698
Deferred income taxes:
Federal	10,566	13,554	170
State	6,176	1,722	(3,032)

Total deferred	16,742	15,276	(2,862)

Total income tax (benefit)/expense	$(11,099)	$(19,287)	$26,836

F-14     Pacific Sunwear of California, Inc. Form 10-K 2009

Included in fiscal 2009, 2008 and 2007 current income taxes were tax benefits of approximately $0.4 million, $0.5 million and $0.8 million, respectively, relating to uncertain tax positions.

A reconciliation of income tax (benefit)/expense from continuing operations to the amount of income tax (benefit)/expense that would result from applying the federal statutory rate to income from continuing operations before income taxes for the fiscal periods presented was as follows:

	2009	2008	2007

(Benefit)/provision for income taxes at statutory rate	$(28,490)	$(20,486)	$25,425
State income taxes, net of federal income tax benefit	(2,238)	(775)	1,240
Valuation allowance	20,129	1,727	—
Life insurance proceeds	—	—	(1,215)
Other	(500)	247	1,386

Total income tax (benefit)/expense	$(11,099)	$(19,287)	$26,836

The major components of the Company’s overall net deferred tax asset of approximately $4 million and $21 million at January 30, 2010 and January 31, 2009, respectively, were as follows:

	January 30,	January 31,
	2010	2009

Current net deferred tax asset/(liability)	$2,348	$(1,218)
Long-term net deferred tax asset	28,289	24,641

	30,637	23,423
Valuation allowance	(26,613)	(2,657)

Overall net deferred tax asset	$4,024	$20,766

Deferred tax assets:
Net operating loss and tax credit carryforwards	$31,207	$40,770
Deferred lease incentives	16,445	21,937
Deferred rent	7,413	7,318
Deferred and stock-based compensation	2,425	3,562
Inventory cost capitalization	2,582	2,450
Sublease loss reserves	195	268
Other	2,362	1,932

	62,629	78,237
Deferred tax liabilities:
Depreciation and amortization	$(28,085)	$(45,726)
Prepaid expenses	(2,500)	(5,519)
State income taxes	(1,407)	(3,569)

	(31,992)	(54,814)

Net deferred taxes before valuation allowance	30,637	23,423
Less valuation allowance	(26,613)	(2,657)

	$4,024	$20,766

As previously disclosed in the Company’s Annual Report on Form 10-K for fiscal 2008, the Company established a $3 million valuation allowance against deferred tax assets related to Kansas state investment tax credits that more likely than not would not be utilized before expiration. As outlined in the Company’s two most recent Form 10-Q filings with the Securities and Exchange Commission (SEC), dated December 7, 2009 and September 2, 2009, the Company indicated that it might be required to take a charge to record additional valuation allowance related to its deferred tax assets given recent fluctuations in business trends. For the year ended January 30, 2010, in accordance with ASC 740, “Income Taxes,” and as a result of continued pre-tax operating losses, the Company re-evaluated the realizability of all its gross federal and state deferred tax assets. ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In

Pacific Sunwear of California, Inc. Form 10-K 2009     F-15

assessing the potential need for a valuation allowance, ASC 740 requires an evaluation of both positive and negative evidence. An enterprise must use judgment in considering the relative impact of available evidence. In making such judgment, the weight given to the potential effect of positive and negative evidence should be commensurate with the extent to which it can be objectively verified. The Company’s assessment considered all available positive and negative evidence. Negative evidence included the fact that the Company was in a cumulative three-year pre-tax loss position as of the end of fiscal 2009 and will likely have near term operating losses. Positive evidence included the Company’s strong earnings history prior to fiscal 2008 and various cost cutting efforts that have been implemented to improve future profitability. The Company concluded that based on a weighting of objectively verifiable positive and negative evidence available as of January 30, 2010, a full valuation allowance of $13 million against the Company’s federal deferred tax assets and an $11 million valuation allowance against certain state deferred tax assets was required. Remaining state deferred tax assets of $4 million were not reserved as the Company concluded it is more likely than not these deferred tax assets will be utilized before expiration. In addition, the Company has discontinued recognizing federal and certain state income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As of the year ended January 30, 2010, federal and state valuation allowances against deferred tax assets were $13 million and $14 million, respectively.

As of January 30, 2010, the Company had tax effected federal net operating losses (“NOLs”) of approximately $15 million available to offset future federal taxable income. In addition, as of January 30, 2010 the Company had tax effected state NOLs of approximately $12 million available to offset future state income taxable income. Federal and state NOLs will expire at various times and in varying amounts in our fiscal tax years 2012 through 2029. The Company also had federal and Kansas credit carryforwards of approximately $0.2 million and $4 million, respectively. The Company’s federal and Kansas carryforwards will begin to expire in 2028 and 2017, respectively.

As of both January 30, 2010 and January 31, 2009, unrecognized income tax benefits accounted for under ASC 740 (FIN 48) totaled approximately $1 million. Of those amounts, approximately $0.5 million and $0.8 million, respectively, represent unrecognized tax benefits that would, if recognized, favorably affect the Company’s effective income tax rate in any future periods. The Company does not anticipate that total unrecognized tax benefits will change significantly in the next twelve months.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (including interest) at January 30, 2010, January 31, 2009 and February 2, 2008:

	January 30,	January 31,	February 2,
	2010	2009	2008

Unrecognized tax benefits, opening balance	$1,199	$1,652	$2,444
Gross increases — tax positions in prior period	44	78	295
Gross decreases — tax positions in prior period	(270)	(432)	(542)
Gross increases — tax positions in current period	—	1	1
Lapse of statute of limitations	(134)	(100)	(546)

Unrecognized tax benefits, ending balance	$839	$1,199	$1,652

Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and totaled less than $0.1 million for fiscal 2009. Accrued interest and penalties were approximately $0.2 million at each of January 30, 2010 and January 31, 2009.

The Company files income tax returns in the U.S. federal jurisdiction and multiple other state and local jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2006 and, with few exceptions, is no longer subject to state and local examinations for years before 2005. Our income tax returns for the 2007 and 2008 tax

F-16     Pacific Sunwear of California, Inc. Form 10-K 2009

years are currently under examination by the Internal Revenue Service. We do not expect that the results of the examination will have a material effect on our financial condition or results of operations.

11.	STOCK COMPENSATION

The Company accounts for stock-based compensation expense according to the fair value method. The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its recognized stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized. The expected term of options granted is derived primarily from historical data on employee exercises adjusted for expected changes to option terms, if any. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s stock. The Company records stock-based compensation expense using the graded vesting method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. The Company’s stock-based compensation expense resulted from awards of stock options, non-vested shares, and stock appreciation rights, as well as from shares purchased under the Company’s employee share purchase plan.

For each of fiscal 2009, 2008 and 2007, the fair value of the Company’s stock-based compensation activity was determined using the following weighted-average assumptions:

Fiscal Year
	2009		2008		2007
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP

Expected Option Life	4 years	0.5 years	4 years	0.5 years	4 years	0.5 years
Expected Stock Volatility	69.4% - 78.3%	97.2% -130.0%	40.3% - 63.5%	45.4% - 57.0%	34.7% - 37.9%	31.9% - 45.4%
Risk-free Interest Rates	1.5% - 2.0%	.33% - .48%	1.2% - 3.0%	2.1% - 3.2%	3.1% - 4.9%	3.2% - 5.0%
Expected Dividends	None	None	None	None	None	None

Stock Options – There were no options exercised in fiscal 2009. The total intrinsic value of options exercised during fiscal 2008 and 2007 were $0.4 million and $2 million, respectively.

At January 30, 2010, outstanding incentive and nonqualified options had exercise prices ranging from $1.20 to $28.90 per share, with an average exercise price of $9.54 per share, and generally begin vesting one year after the grant date. Options generally vest over three or four years. The options generally expire seven or ten years from the date of grant or three months after employment or services are terminated.

At January 30, 2010, incentive and nonqualified options to purchase 3,783,728 shares were outstanding and 4,192,469 shares were available for future grant under the Company’s stock compensation plans. During fiscal 2009, 2008 and 2007, the Company recognized tax benefits of $2 million, $2 million and $0.3 million, respectively, resulting from the exercise of certain nonqualified stock options.

Under the Company’s stock option plans, incentive and nonqualified options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant

Pacific Sunwear of California, Inc. Form 10-K 2009     F-17

dates. A summary of stock option (incentive and nonqualified) activity under the Company’s 2005 Performance Incentive Plan for fiscal 2009 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Term (Yrs.)	($000s)

Outstanding at January 31, 2009	2,219,248	$18.57
Granted	2,716,150	3.05
Exercised	—	0.00
Forfeited or expired	(1,151,670)	11.65

Outstanding at January 30, 2010	3,783,728	$9.54	4.78	$1,143

Vested and expected to vest at January 30, 2010	2,801,002	$11.52	4.21	$750
Exercisable at January 30, 2010	1,181,556	$19.32	2.30	$7

The weighted-average grant-date fair value per share of options granted during each of fiscal 2009, 2008 and 2007 was $1.70, $4.28 and $6.68, respectively. Additional information regarding options outstanding as of January 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 1.20 – $ 3.98	2,205,800	6.51	$3.27	3,000	$1.20
3.98 – 7.26	11,953	1.27	7.26	11,953	7.26
7.26 – 9.49	121,965	3.49	8.99	76,590	8.88
9.49 – 12.69	66,790	2.19	12.09	66,790	12.09
12.69 – 18.67	425,332	2.29	13.66	212,274	13.97
18.67 – 23.98	686,892	2.21	20.65	546,087	20.89
23.98 – 28.90	264,996	2.36	25.96	264,862	25.96

$ 1.20 – $28.90	3,783,728	4.78	$9.54	1,181,556	$19.32

Non-vested Shares – A summary of the status of the Company’s non-vested shares as of January 30, 2010, and changes during the year then ended, is presented below. Non-vested shares contain a time-based restriction as to vesting. These awards generally vest over four years with 25% of the grant vesting each year on the anniversary of the grant date.

		Weighted-Average
		Grant-Date
Non-vested Shares	Shares	Fair Value

Outstanding at January 31, 2009	577,971	$15.85
Granted	304,506	2.48
Vested	(214,692)	13.02
Forfeited or expired	(186,245)	11.79

Outstanding at January 30, 2010	481,540	$10.23

F-18     Pacific Sunwear of California, Inc. Form 10-K 2009

Non-vested Share Units – A summary of non-vested share units activity under the Company’s 2005 Performance Incentive Plan for fiscal 2009 is presented below:

		Weighted-
		Average	Aggregate
		Remaining	Intrinsic
		Contractual	Value
Non-vested Share Units	Shares	Term (Yrs.)	($000s)

Outstanding at January 31, 2009	100,000
Granted	186,480
Released	—
Forfeited	—

Outstanding at January 30, 2010	286,480	0.33	$1,008

Vested and expected to vest at January 30, 2010	271,226	0.21	$955
Exercisable at January 30, 2010	—	0.00	$—

At January 30, 2010, the Company had approximately $6 million of compensation cost related to non-vested stock option, non-vested share awards and non-vested share units not yet recognized. This compensation expense is expected to be recognized over a weighted-average period of approximately 3.0 years.

Employee Stock Purchase Plan (“ESPP”) – The Company maintains an ESPP, which provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each six-month purchasing period, whichever is lower. The ESPP covers substantially all employees, excluding executives, who have three months of service with the Company. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The Company recognized $0.3 million, $0.1 million and $0.2 million in compensation expense related to the ESPP for each of fiscal 2009, 2008 and 2007, respectively. In fiscal 2009, 2008 and 2007, 378,378, 218,851 and 65,825 shares were issued at an average price of $1.92, $2.97 and $14.69, respectively, under the ESPP.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company leases its retail stores and certain equipment under operating lease agreements expiring at various dates through February 2021. Substantially all of the Company’s retail store leases require the Company to pay common area maintenance charges, insurance, property taxes and percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically ten years, and many of such leases contain renewal options exercisable at the Company’s discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified sales levels or mall occupancy targets are not achieved by a specified date. None of the Company’s retail store leases contain purchase options.

Pacific Sunwear of California, Inc. Form 10-K 2009     F-19

As of January 30, 2010, minimum future rental commitments under non-cancelable operating leases were as follows (in thousands):

Fiscal year ending:

January 29, 2011	$92,995
February 3, 2012	83,149
February 2, 2013	71,781
February 2, 2014	61,547
January 31, 2015	53,695
Thereafter	121,013

Total future operating lease commitments	$484,180

The table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under the Company’s store operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. For fiscal 2009, 2008, and 2007, store rental expenses, including CAM, for our stores were $164 million, $165 million, and $158 million, respectively, of which $4 million, $4 million and $5 million, respectively, was paid as percentage rent based on sales volume. The Company expects total CAM expenses to continue to increase from year to year or as long-term leases come up for renewal at current market rates in excess of original lease terms.

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

Letters of Credit – The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $9 million outstanding at January 30, 2010, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

13.	RETIREMENT PLANS

The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. Vested participant balances are included in other long-term liabilities and were approximately $2 million and $4 million as of January 30, 2010 and January 31, 2009, respectively. The Company made no contributions to the Executive Plan during fiscal 2009, and $0.1 million in each of fiscal 2008 and 2007.

The Company also maintains an Employee Savings Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering substantially all employees who have reached age 21. The 401(k) Plan is funded by participant

F-20     Pacific Sunwear of California, Inc. Form 10-K 2009

contributions and Company matching contributions. The Company made contributions to the 401(k) Plan, net of forfeitures, of approximately $1 million for fiscal 2009 and $1.5 million for each of fiscal 2008 and 2007.

14.	SEGMENT REPORTING

The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing and related products catering to teens and young adults through its primarily mall-based PacSun retail stores. The Company has identified three operating segments: PacSun stores, PacSun Outlet stores and pacsun.com. The three operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the three operating segments.

15.	DISCONTINUED OPERATIONS

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

Total actual cash payments made during fiscal 2008 associated with the discontinuation of demo were approximately $58 million. A tabular reconciliation of the charges incurred, payments made, and reconciling adjustments made during fiscal 2008 to account for the discontinuation of demo is set forth below in millions:

	Lease	Employee
	Termination	Retention and	Agency
	Costs	Severance Costs	Fees	Total

Liability at February 2, 2008(1)	$4.0	$3.4	$—	$7.4
Cash payments	(47.8)	(6.0)	(4.0)	(57.8)
Charges to expense	45.7	2.8	4.0	52.5
Adjustments to liability(2)	(1.9)	(0.2)	—	(2.1)

Liability at January 31, 2009	$—	$—	$—	$—

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

The operating results of the discontinued operations are summarized as follows:

(In thousands, except per share amounts)	January 30,	January 31,	February 2,
Fiscal Year Ended	2010	2009	2008

Net sales	$—	$27,051	$153,697
Loss before income tax benefit	$—	$(40,683)	$(125,512)
Income tax benefit	$—	$(16,106)	$(49,338)
Loss from discontinued operations	$—	$(24,577)	$(76,174)
Loss from discontinued operations per diluted share	$—	$(0.37)	$(1.09)

Pacific Sunwear of California, Inc. Form 10-K 2009     F-21

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below presents summarized quarterly financial results on a continuing operations basis for each of fiscal 2009 and 2008. The Company designated its former “demo” store concept as a discontinued operation during the first quarter of fiscal 2008 ended May 3, 2008 (see Note 15). Accordingly, the information presented below excludes the operating impact of demo for all periods. All amounts in the table below are expressed in thousands of dollars, except for share and per share amounts:

	First	Second	Third	Fourth
FISCAL YEAR ENDED JANUARY 30, 2010:	Quarter	Quarter	Quarter	Quarter

Net sales	$223,465	$242,794	$268,280	$292,562
Gross margin	61,274	57,708	73,441	66,180
Operating loss	(8,743)	(14,155)	(10,905)	(36,499)
Net loss	(8,743)	(14,155)	(10,905)	(36,499)
Loss per share	(0.13)	(0.22)	(0.17)	(0.56)
Weighted average shares outstanding	65,207,991	65,370,465	65,563,721	65,629,371

FISCAL YEAR ENDED JANUARY 31, 2009:
Net sales	$266,867	$312,726	$323,612	$351,681
Gross margin	75,465	95,258	92,776	56,608
(Loss)/income from continuing operations	(11,969)	3,708	(3,520)	(27,464)
Net (loss)/income	(37,102)	2,796	(2,474)	(27,042)
(Loss)/income from continuing operations per share, diluted	(0.17)	0.06	(0.05)	(0.42)
Net (loss)/income per share, diluted	(0.53)	0.04	(0.04)	(0.42)
Weighted average shares outstanding, diluted	69,915,802	66,704,159	64,968,707	65,059,597

Earnings per basic and diluted share are computed independently for each of the quarters presented based on diluted shares outstanding per quarter and, therefore, may not sum to the totals for the year. Additionally, the sum of the four quarterly amounts for any line item may not agree to the fiscal year total in the consolidated financial statements due to rounding.

F-22     Pacific Sunwear of California, Inc. Form 10-K 2009

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit #		Exhibit Description	Form	Filing Date

3.1		Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04
3.2		Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98
3.3		Fifth Amended and Restated Bylaws of the Company	8-K	4/3/09
4.1		Specimen stock certificate	S-1	2/4/93
10	.1*	Form of Indemnity Agreement between the Company and each of its executive officers and directors	S-1	2/4/93
10	.2*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan and Trust Agreement	10-K	3/17/95
10	.3*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective May 30, 2001	10-K	4/1/09
10	.4*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective December 31, 2008 (subject to section 409A deferrals)	10-K	4/1/09
10	.5*	Amended and Restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan dated March 24, 2004	10-Q	5/21/04
10	.6*	Pacific Sunwear of California, Inc. 2005 Performance Incentive Plan	8-K	5/24/05
10	.7*	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004	10-Q	12/9/04
10	.8*	Form of Performance-Based Bonus Award Agreement	10-Q	12/9/04
10	.9*	Form of Notice of Director Stock Appreciation Right Award Agreement	8-K	5/23/06
10	.10*	Form of Notice of Employee Stock Appreciation Right Award Agreement	8-K	5/23/06
10	.11*	Form of Notice of Employee Restricted Stock Award Agreement	8-K	5/23/06
10	.12*	Pacific Sunwear of California, Inc. Executive Severance Plan, as amended and restated as of November 20, 2008	10-K	4/1/09
10	.13*	Employment Agreement, dated April 1, 2005 between the Company and Thomas M. Kennedy	10-K	4/12/05
10	.14*	Amendment No. 1, dated December 14, 2006, to the Employment Agreement between the Company and Thomas M. Kennedy	8-K	12/18/06
10	.15*	Amendment No. 2, dated September 28, 2007, to the Employment Agreement between the Company and Thomas M. Kennedy	10-Q	12/3/07
10	.16*	Employment Separation and General Release Agreement between the Company and Thomas M. Kennedy, dated as of December 12, 2008	8-K	12/15/08
10	.17*	Employment Agreement, dated as of May 22, 2007, between the Company and Sally Frame Kasaks	8-K	5/23/07
10	.18*	Amendment No. 1, effective December 31, 2008, to the Employment Agreement and Restricted Stock Unit Award Agreement between the Company and Sally Frame Kasaks	10-K	4/1/09
10	.19*	Form of Stock Appreciation Rights Agreement between the Company and Sally Frame Kasaks	8-K	5/23/07
10	.20*	Form of Restricted Stock Unit Award Agreement between the Company and Sally Frame Kasaks	8-K	5/23/07
10	.21*	Employment Agreement, dated as of June 16, 2009, between the Company and Gary H. Schoenfeld	8-K	6/17/09
10	.22*	Letter Agreement, dated as of June 16, 2009 between the Company and Sally Frame Kasaks	8-K	6/17/09
10	.23*+	Summary of Board of Directors’ Compensation for fiscal 2010
10	.24*+	Summary of Named Executive Officers Annual Compensation for fiscal 2010

Incorporated by Reference
Exhibit #		Exhibit Description	Form	Filing Date

10.25		Credit Agreement, dated as of April 29, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, BB&T Company, U.S. Bank National Association and Wells Fargo Foothill, Inc., as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers, and a syndicate of other lenders	8-K	5/2/08
10.26		Security Agreement, dated as of April 29, 2008, by the Company, Pacific Sunwear Stores Corp., Miraloma Corp., and certain future subsidiaries of the Company, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	5/2/08
10.27		First Amendment to Credit Agreement, dated as of August 1, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders	10-Q	8/29/08
10.28		Trust Indenture, dated as of July 17, 2007, between the City of Olathe, Kansas and U.S. Bank National Association, as Trustee	8-K	7/23/07
10.29		Lease Agreement, dated as of July 17, 2007, between the City of Olathe, Kansas and Pacific Sunwear Stores Corp.	8-K	7/23/07
21	.1+	Subsidiaries of the Registrant
23	.1+	Consent of Independent Registered Public Accounting Firm
31	.1+	Written statements of Gary H. Schoenfeld and Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	.1+	Written statement of Gary H. Schoenfeld and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

+ Filed herewith