Form 10-Q
period 2010-05-01
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2010-06-04
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 1, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21296
PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

California	95-3759463
(State of incorporation)	(I.R.S. Employer Identification No.)
3450 East Miraloma Avenue, Anaheim, CA 92806
(Address of principal executive offices and zip code)
(714) 414-4000
(Registrant’s telephone number)
•	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

•	Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)
•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 1, 2010, the registrant had 65,891,390 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended May 1, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share and per share amounts)

	May 1, 2010	January 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$56,632	$93,091
Merchandise inventories	106,622	89,665
Prepaid expenses	12,148	10,801
Other current assets	3,482	5,365

Total current assets	178,884	198,922

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	631,849	641,127
Less accumulated depreciation and amortization	(398,623)	(392,127)

Total property and equipment, net	233,226	249,000

Deferred income taxes	4,024	4,024
Other assets	25,073	25,272

TOTAL ASSETS	$441,207	$477,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$42,885	$38,481
Other current liabilities	36,763	43,742

Total current liabilities	79,648	82,223

LONG-TERM LIABILITIES:
Deferred lease incentives	36,386	39,207
Deferred rent	20,974	21,396
Other long-term liabilities	27,516	27,714

Total long-term liabilities	84,876	88,317

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 65,887,264 and 65,748,069 shares issued and outstanding, respectively	659	657
Additional paid-in capital	8,325	7,294
Retained earnings	267,699	298,727

Total shareholders’ equity	276,683	306,678

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$441,207	$477,218

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(unaudited, in thousands except share and per share amounts)

	First Quarter Ended
	May 1, 2010	May 2, 2009
Net sales	$190,308	$223,465

Cost of goods sold, including buying, distribution and occupancy costs	147,842	162,191

Gross margin	42,466	61,274

Selling, general and administrative expenses	73,154	76,769

Operating loss	(30,688)	(15,495)

Other expense, net	2	229

Loss before income taxes	(30,690)	(15,724)

Income tax provision/(benefit)	338	(6,981)

Net loss	$(31,028)	$(8,743)

Comprehensive loss	$(31,028)	$(8,743)

Net loss per share:
Basic	$(0.47)	$(0.13)

Diluted	$(0.47)	$(0.13)

Weighted average shares outstanding:
Basic	65,837,928	65,207,991
Diluted	65,837,928	65,207,991
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	First Quarter Ended
	May 1, 2010	May 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,028)	$(8,743)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	14,029	17,099
Asset impairment and loss on asset disposals	5,522	1,992
Non-cash stock based compensation	1,171	955
Tax benefit deficiencies related to stock-based compensation	—	(1,297)
Change in operating assets and liabilities:
Merchandise inventories	(16,957)	(8,313)
Other current assets	536	9,342
Other assets	199	4,750
Accounts payable	4,404	8,650
Other current liabilities	(6,909)	(8,263)
Deferred lease incentives	(2,821)	(3,158)
Deferred rent	(422)	(278)
Other long-term liabilities	(136)	(128)

Net cash (used in)/provided by operating activities	(32,412)	12,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,960)	(8,813)
Proceeds from sale of property and equipment	—	3,705

Net cash used in investing activities	(3,960)	(5,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease and long-term debt obligations	(87)	(2)

Net cash used in financing activities	(87)	(2)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(36,459)	7,498
CASH AND CASH EQUIVALENTS, beginning of period	93,091	24,776

CASH AND CASH EQUIVALENTS, end of period	$56,632	$32,274

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$12	$—
Cash refunded for income taxes	$(182)	$(198)
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Decrease in non-cash property and equipment accruals	$(183)	$(147)
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the first quarter ended May 1, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011 (“fiscal 2010”). For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (“fiscal 2009”).
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Information regarding significant accounting policies is contained in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2009. Presented below in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that Report.
Income Taxes
The Company calculates its interim income tax provision in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

Recent Accounting Pronouncements
The Company adopted the FASB Accounting Standard Update (“ASU”) 2010-06 in the first quarter of fiscal 2010, which provides new guidance and clarifications for improving disclosures about fair value measurements. This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy. Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed. In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual periods beginning after December 15, 2010. The adoption did not have a material impact on the Company’s financial statements.
4. FAIR VALUE OF LONG-LIVED ASSETS
The Company’s long-lived assets (primarily property and equipment) are measured and reported on a fair value basis in the period that the impairment is determined in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. ASC 820 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
•	Level 1: Quoted market prices in active markets for identical assets or liabilities

•	Level 2: Observable market based inputs that are corroborated by market data

•	Level 3: Unobservable inputs that are not corroborated by market data
The following table represents the fair value hierarchy for assets measured at fair value on a non-recurring basis (in millions):

	May 1, 2010		January 30, 2010
		Significant		Significant
		Unobservable		Unobservable
		Inputs		Inputs
	Total	(Level 3)	Total	(Level 3)
Long-lived assets held and used	$233	$233	$249	$249
The Company evaluates the recoverability of the carrying amount of long-lived assets for all stores whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of continued declines in comparable store net sales and gross margin the Company recorded non-cash impairment charges within selling, general and administrative expenses for underperforming stores during the first quarter ended May 1, 2010. Long-lived store assets with a carrying amount of $238 million at May 1, 2010 were written down to their fair value of $233 million, resulting in a non-cash impairment charge of $5 million, which was included in the operating results for the first quarter of fiscal 2010. Fair value is determined using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales and gross margin performance. If the Company’s sales or gross margin performance or other estimated operating results are not achieved at or above the forecasted level, the carrying value of certain store assets may prove unrecoverable and the Company may incur additional impairment charges in the future.

5. CREDIT FACILITY
The Company has an asset-backed credit agreement with a syndicate of lenders (the “Credit Facility”) which expires on April 29, 2013, and provides for a secured revolving line of credit of up to $150 million that can be increased to up to $225 million subject to lender approval. Extensions of credit under the Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The Credit Facility is available for direct borrowing and, subject to borrowing base availability ($126 million at May 1, 2010), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The Credit Facility is secured by cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the Credit Facility bear interest at the administrative agent’s alternate base rate (as defined, 3.5% at May 1, 2010) or at optional interest rates that are primarily dependent upon LIBOR or the federal funds effective rate for the time period chosen. Based on current forecasts and plans for the year, the Company believes that cash flows from operating activities, working capital, the Credit Facility and other available sources of financing will be sufficient to meet its operating and capital expenditure needs for at least the next twelve months. At May 1, 2010, the Company had no direct borrowings and $17 million in letters of credit outstanding under the Credit Facility. The remaining availability at May 1, 2010 was $109 million.
The Company is not subject to any financial covenant restrictions under the Credit Facility unless total remaining borrowing availability under the facility falls below $15 million at any point in time, or 10% of the aggregate lender commitments in the event the facility is increased beyond $150 million. The Company is restricted from incurring additional indebtedness or liens in excess of certain levels specified by the Credit Facility. In general, the Company is not allowed to incur additional secured indebtedness, but can obtain unsecured indebtedness outside of the Credit Facility up to $150 million. Additionally, the Credit Facility contains specific limits on particular kinds of indebtedness, as defined in the Credit Facility agreement, and such agreement contains other typical affirmative and negative covenants, such as obligations to deliver financial statements, provide certain notices, comply with laws, and not enter into certain transactions or make certain payments without the consent of the lenders.
6. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following (in thousands):

	May 1,	January 30,
	2010	2010
Accrued compensation and benefits	$9,794	$12,362
Accrued gift cards	9,776	12,617
Sales taxes payable	2,416	4,444
Accrued capital expenditures	1,619	1,802
Other	13,158	12,517

Total other current liabilities	$36,763	$43,742

7. INCOME TAXES
The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, a full valuation allowance was established during the fourth quarter of 2009 and continues to be maintained on all federal and the majority of state deferred tax assets. Remaining state deferred tax assets of $4 million were not reserved as the Company concluded it is more likely than not that these deferred tax assets would be utilized before expiration. The Company has discontinued recognizing federal and certain state income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.
8. STOCK-BASED COMPENSATION
Stock-based compensation expense for each of the first quarters of fiscal 2010 and 2009 was included in cost of goods sold for buying and distribution employees ($0.3 million and $0.5 million, respectively) and in selling, general and administrative expenses for all other employees ($0.8 million and $0.4 million, respectively).

Stock Options
The Company granted 341,500 and 1,034,400 shares underlying stock options under the 2005 Performance Incentive Plan during the first quarters of fiscal 2010 and 2009, respectively, at a weighted average grant-date fair value of $3.00 and $0.85 per share, respectively. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the assumptions used in the valuation of stock options:

	For the First Quarters Ended
	May 1, 2010	May 2, 2009
Expected life	4 years	4 years
Expected volatility	79.4%	69.4%
Risk-free interest rate	2.0%	1.5%
Dividend yield	—	—
Non-vested Stock Awards
The Company granted 184,750 and 193,906 non-vested stock awards during the first quarters of each of fiscal 2010 and 2009, respectively, at a weighted average grant-date fair value of $5.09 and $1.64, respectively.
As of May 1, 2010, the Company had approximately $5.5 million of compensation expense related to non-vested stock option and non-vested stock awards, net of estimated forfeitures, not yet recognized. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.9 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be recognized by the Company in its Condensed Consolidated Financial Statements due to actual forfeitures.
9. COMMITMENTS AND CONTINGENCIES
Litigation
Ned Nelson, as an individual and on behalf of others similarly situated, vs. Pacific Sunwear of California, Inc., Los Angeles Superior Court Case No. BC 436947. On April 30, 2010, the plaintiff filed a putative class action lawsuit against the Company alleging various violations of California’s wage and hour, overtime, meal break and rest break rules and regulations. The complaint seeks class certification, the appointment of the plaintiff as class representative and an unspecified amount of damages and penalties. The Company intends to file an answer denying all of the allegations and asserting various defenses. As the ultimate outcome is uncertain, no amounts have been accrued by the Company as of May 1, 2010. Depending on the actual outcome of this litigation, provisions could be recorded in the future which may have an adverse effect on the Company’s operating results.
The Company is also involved from time to time in other litigation incidental to its business. The Company believes that the outcome of such litigation will not likely have a material adverse effect on its results of operations or financial condition and, from time to time, it may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on the Company’s operating results.
Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $17 million outstanding at May 1, 2010, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
10. SEGMENT REPORTING
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
11. EARNINGS PER SHARE
Basic earnings per common share is computed using the weighted-average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of shares outstanding for the period adjusted for the incremental shares attributed to outstanding options to purchase common stock and non-vested stock awards. Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. Options to purchase 3,154,687 and 2,053,975 shares of common stock in the first quarter of fiscal 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive. In periods when a net loss is reported, the weighted-average number of shares outstanding in the basic and diluted earnings per common share calculations will be the same.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 30, 2010, we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:
•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements

•	our capital expenditure plans for fiscal 2010

•	forecasts of future store closures for fiscal 2010, and

•	future changes in occupancy expenses.
All forward-looking statements included in this report are based on information available to us as of the date hereof, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 30, 2010, which are hereby incorporated by reference in this Quarterly Report on Form 10-Q, for a discussion of these risks and uncertainties. We assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.
Executive Overview
We consider the following items to be key performance indicators in evaluating our performance:
Comparable (or “same store”) sales. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses, and other costs that are somewhat fixed. Positive same store sales results generate greater operating leverage of expenses while negative same store sales results negatively impact operating leverage. Same store sales results also have a direct impact on our total net sales, cash, and working capital.
Net merchandise margins. We analyze the components of net merchandise margins, specifically initial markups and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations.

Operating margin. We view operating margin as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. For a discussion of the changes in the components comprising operating margins, see “Results of Operations” in this section.
Store sales trends. We evaluate store sales trends in assessing the operational performance of our stores. Important store sales trends include average net sales per store and average net sales per square foot.
Cash flow and liquidity (working capital). We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on current forecasts and plans for the year, we believe that our cash flows from operating activities, working capital, credit facility availability and other available sources of financing will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months. For a discussion of the changes in operating cash flows and working capital, see “Liquidity and Capital Resources” in this section.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
Results of Operations
The following table sets forth selected income statement data expressed as a percentage of net sales for the fiscal quarters indicated. The discussion that follows should be read in conjunction with the following table:

	First Quarters Ended
	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	77.7	72.6

Gross margin	22.3	27.4
Selling, general and administrative expenses	38.4	34.4

Operating loss	(16.1)	(7.0)
Other expense, net	0.0	0.1

Loss before income taxes	(16.1)	(7.1)
Income tax expense/(benefit)	0.2	(3.1)

Net loss	(16.3)%	(4.0)%

Numbers of stores open at end of period	883	927
Total square footage (in 000s)	3,421	3,578
The first quarter ended May 1, 2010 as compared to the first quarter ended May 2, 2009
Net Sales
Net sales decreased to $190 million for the first quarter of fiscal 2010 from $223 million for the first quarter of fiscal 2009. The components of this $33 million decrease in net sales are as follows:

$ millions	Attributable to
$(30)	15% decline in comparable store net sales in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due a decline in total transactions.

(5)	Store closures.

2	Non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base and e-commerce net sales.

$(33)	Total

Total comparable sales of Young Mens merchandise declined less than 1% compared to the first quarter of fiscal 2009, continuing the sequential improvement in the trending of our Young Mens business over the past three quarters driven by our renewed focus on featuring our heritage brands and certain other proprietary and up-and-coming brands in a more prominent manner. Consistent with our expectations entering the quarter, total comparable sales of Juniors merchandise declined 27% versus the first quarter of fiscal 2009 on an inventory decline of approximately 30%. We chose to reduce our Juniors inventory while we began shifting the strategic direction of Juniors in our efforts to capture a slightly older and more fashion-driven teen customer.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $42 million for the first quarter of fiscal 2010 versus $61 million for the first quarter of fiscal 2009. As a percentage of net sales, gross margin was 22.3% for the first quarter of fiscal 2010 compared to 27.4% for the first quarter of fiscal 2009. The components of this 5.1% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(3.8)	Deleverage of occupancy costs as a result of the negative 15% same-store sales results for the first quarter of fiscal 2010. Occupancy costs were $47 million in both years.

(1.3)	Decrease in merchandise margin rate due to increased markdowns as a percentage of sales.

(5.1)	Total

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased to $73 million for the first quarter of fiscal 2010 from $77 million for the first quarter of fiscal 2009, a decrease of $4 million, or 4.7%. These expenses increased to 38.4% as a percentage of net sales in the first quarter of fiscal 2010 from 34.4% in the first quarter of fiscal 2009. The components of this 4.0% increase in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
2.0	Increase in non-cash asset impairment charges of $3 million.

1.7	Increase in payroll and payroll-related expenses as a percentage of sales due to deleveraging these expenses against the negative 15% same-store sales result. In dollars, payroll and payroll-related expenses declined $3 million.

0.3	Increase in other SG&A expenses as a percentage of sales due to deleveraging these expenses against the negative 15% same-store sales result. In dollars, other SG&A expenses declined $4 million primarily due to lower depreciation.

4.0	Total

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
Income Taxes
We recognized income tax expense of $0.3 million and income tax benefit of $7 million for the first quarters of fiscal 2010 and 2009, respectively. The effective income tax rate was (1.1)% in the first quarter of fiscal 2010 versus 44.4% in the first quarter of fiscal 2009. The difference in the effective income tax rate was primarily attributable to maintaining the valuation allowance against our deferred tax assets in the first quarter of fiscal 2010. As a result of recording income tax provisions for certain state and local tax jurisdictions against our pre-tax operating losses, the effective income tax rate was negative in the first quarter of fiscal 2010. For further information, see Note 7 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Net Loss and Net Loss per Share
Our net loss for the first quarter of fiscal 2010 was $31 million, or $(0.47) per share, versus a net loss of $9 million, or $(0.13) per share, for the first quarter of fiscal 2009. Amounts for the first quarter of fiscal 2010 include the continuing impact of a valuation allowance against our deferred tax assets. On a non-GAAP basis, excluding the impact of this valuation allowance and using a normalized 36.4% income tax rate, our net loss for the first quarter of fiscal 2010 was $20 million, or $(0.30) per share.
About Non-GAAP Financial Measures
The preceding paragraph contains non-GAAP financial measures, including non-GAAP net loss and non-GAAP net loss per share for the first quarter of fiscal 2010. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures do not reflect a comprehensive system of accounting, differ from GAAP measures with the same names, and may differ from non-GAAP financial measures with the same or similar names that are used by other companies. We compute non-GAAP financial measures using a consistent methodology from quarter to quarter and year to year. We may consider whether other significant items that arise in the future should be excluded from the non-GAAP financial measures.
We excluded a deferred tax asset valuation allowance charge in presenting a non-GAAP net loss amount and per share amount above under the caption “Net Loss and Net Loss per Share.” We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results primarily because they exclude amounts that are not considered part of ongoing operating results when planning and forecasting and when assessing the performance of the organization, individual operating segments or its senior management. In addition, we believe that non-GAAP financial information is used by analysts and others in the investment community to analyze our historical results and to provide estimates of future performance versus the results and estimates of others. We believe that failure to report these non-GAAP measures excluding the impact of the valuation allowance could result in confusion among investors and analysts by creating a misplaced perception that our results have underperformed or exceeded expectations.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term borrowings. Our primary capital requirements have historically been for the financing of inventories and store construction. Based on current forecasts and plans for the year, we believe that our cash flows from operating activities, working capital, credit facility availability and other available sources of financing will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.

(In thousands)	May 1,	May 2,
FIRST QUARTER ENDED	2010	2009

Net cash (used in)/provided by operating activities	$(32,412)	$12,608
Net cash used in investing activities	(3,960)	(5,108)
Net cash used in financing activities	(87)	(2)

Net (decrease)/increase in cash and cash equivalents	$(36,459)	$7,498

Operating Cash Flows
Net cash used in operating activities for the first quarter of fiscal 2010 was $32 million. We used $10 million of cash in operations (net of non-cash charges). In addition, cash decreased $19 million from changes in working capital items (primarily merchandise inventories) and $3 million due to changes in other assets and liabilities.
Net cash provided by operating activities for the first quarter of fiscal 2009 was approximately $13 million. We generated $10 million of cash from operations (net of non-cash charges). In addition, we generated $1.4 million from changes in working capital items and $1.2 million due to changes in other assets and liabilities.

Working Capital
Working capital at May 1, 2010 was $99 million compared to $117 million at January 30, 2010, a decrease of $18 million. The changes in working capital were as follows:

$ millions	Description
$117	Working capital at January 30, 2010
(36)	Decrease in cash and cash equivalents (see Condensed Consolidated Statements of Cash Flows).
12	Increase in inventories, net of accounts payable.
6	Decrease in other current liabilities, net of other current assets.

$99	Working capital at May 1, 2010

Investing Cash Flows
Net cash used in investing activities in the first quarter of fiscal 2010 was $4 million compared to $5 million for the first quarter of fiscal 2009, a decrease in cash used of $1 million. Investing cash flows for the first quarter of fiscal 2010 and 2009 were comprised entirely of capital expenditures. We expect total capital expenditures for fiscal 2010 to be approximately $20 to $30 million.
Credit Facility
Information regarding our credit facility is contained in Note 5 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At May 1, 2010, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period (in $ millions)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating lease obligations	$517	$94	$163	$122	$138
Capital lease obligations	<1.0	<1.0	<1.0	—	—
ASC 740 (FIN 48) obligations including interest and penalties	<1.0	—	<1.0	—	—
Letters of credit	17	17	—	—	—
Guaranteed minimum royalties	4.0	<1.0	2.0	<1.0	—

Total	$539	$112	$166	$123	$138

Over the next three fiscal years through 2012, we will have approximately 45% of our store leases reach the end of their original lease term. These leases will either be renewed or extended, potentially at different rates, or be allowed to expire. As a result, depending on market conditions, actual future rental commitments and the time frame of such commitments may differ significantly from those shown in the table above.
The contractual obligations table above does not include common area maintenance (“CAM”) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for fiscal 2009 were $164 million. Total CAM expenses may continue to fluctuate significantly from year to year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores.
We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through April 2021. Substantially all of our retail store leases require us to pay minimum rent, CAM charges, insurance, property taxes and additional percentage rent based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed 13 stores in the first quarter of 2010. We currently anticipate closing approximately 25 to 50 stores for all of fiscal 2010.
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
Off-Balance Sheet Arrangements
We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 3 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past. There can be no assurance that our business will not be affected by inflation in the future.

Seasonality and Quarterly Results
Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, approximately 45% of our net sales have occurred in the first half of the fiscal year and 55% have occurred in the second half, with the back-to-school and Christmas selling periods accounting for approximately 30-35% of our annual net sales. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of store openings; the amount of revenue contributed by new stores; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk from the Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements). Direct borrowings under the Credit Facility bear interest at the administrative agent’s alternate base rate (as defined, 3.5% at May 1, 2010) or at optional interest rates that are primarily dependent upon LIBOR or the federal funds effective rate for the time period chosen. At May 1, 2010, we had no direct borrowings outstanding under the Credit Facility.
A sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on our cash flows. The sensitivity analysis quantified that the estimated potential cash flow impact would be less than $10,000 in additional interest expense (for each $1 million borrowed) if interest rates were to increase by 10% over a three-month period. Actual interest charges incurred may differ from those estimated because of changes or differences in market rates, differences in amounts borrowed, timing and other factors. We are not a party with respect to derivative financial instruments.
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 1, 2010.
No change in our internal control over financial reporting occurred during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
For information on legal proceedings see “Litigation” within Note 9 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.
Item 1A. Risk Factors.
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 30, 2010 a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). We believe there are no material changes from the disclosure provided in the Annual Report on Form 10-K for the year ended January 30, 2010 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Reserved.
Item 5. Other Information.
None.
Item 6. Exhibits.

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

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: June 4, 2010	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 4, 2010	By:	/s/ MICHAEL L. HENRY
Michael L. Henry
Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)