Form 10-Q
period 2010-07-31
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2010-08-30
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21296
PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

California	95-3759463
(State of incorporation)	(I.R.S. Employer Identification No.)
3450 East Miraloma Avenue, Anaheim, CA 92806
(Address of principal executive offices and zip code)
(714) 414-4000
(Registrant’s telephone number)
•	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

•	Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 25, 2010, the registrant had 66,042,478 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended July 31, 2010
Index

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets—July 31, 2010 and January 30, 2010	3
	Condensed Consolidated Statements of Operations and Comprehensive Operations—Second quarter (13 weeks) and first half (26 weeks) ended July 31, 2010 and August 1, 2009	4
	Condensed Consolidated Statements of Cash Flows—First half (26 weeks) ended July 31, 2010 and August 1, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Reserved	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

	SIGNATURE PAGE	23
EX-31.1
EX-32.1

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share and per share amounts)

	July 31, 2010	January 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,041	$93,091
Merchandise inventories	174,790	89,665
Prepaid expenses	13,394	10,801
Other current assets	3,009	5,365

Total current assets	216,234	198,922

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	635,182	641,127
Less accumulated depreciation and amortization	(410,361)	(392,127)

Total property and equipment, net	224,821	249,000

Deferred income taxes	4,024	4,024
Other assets	25,468	25,272

TOTAL ASSETS	$470,547	$477,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$88,193	$38,481
Other current liabilities	46,089	43,742

Total current liabilities	134,282	82,223

LONG-TERM LIABILITIES:
Deferred lease incentives	34,090	39,207
Deferred rent	20,635	21,396
Other long-term liabilities	27,087	27,714

Total long-term liabilities	81,812	88,317

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 66,035,917 and 65,748,069 shares issued and outstanding, respectively	660	657
Additional paid-in capital	9,559	7,294
Retained earnings	244,234	298,727

Total shareholders’ equity	254,453	306,678

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$470,547	$477,218

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(unaudited, in thousands except share and per share amounts)

	For the Second Quarter Ended		For the First Half Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$218,336	$242,794	$408,644	$466,260

Cost of goods sold, including buying, distribution and occupancy costs	167,578	185,086	315,421	347,278

Gross margin	50,758	57,708	93,223	118,982

Selling, general and administrative expenses	73,945	79,343	147,099	156,112

Operating loss	(23,187)	(21,635)	(53,876)	(37,130)

Other expense (income), net	76	(66)	77	163

Loss before income taxes	(23,263)	(21,569)	(53,953)	(37,293)

Income tax provision (benefit)	202	(7,414)	540	(14,395)

Net loss	$(23,465)	$(14,155)	$(54,493)	$(22,898)

Comprehensive loss	$(23,465)	$(14,155)	$(54,493)	$(22,898)

Net loss per share:
Basic	$(0.36)	$(0.22)	$(0.83)	$(0.35)

Diluted	$(0.36)	$(0.22)	$(0.83)	$(0.35)

Weighted average shares outstanding:
Basic	65,950,825	65,370,465	65,894,376	65,241,888
Diluted	65,950,825	65,370,465	65,894,376	65,241,888
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the First Half Ended
	July 31, 2010	August 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,493)	$(22,898)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	28,105	34,529
Asset impairment	6,307	7,526
Loss on disposal of property and equipment	632	30
Non-cash stock based compensation	2,112	2,426
Tax benefit deficiencies related to stock-based compensation	—	(1,599)
Change in operating assets and liabilities:
Merchandise inventories	(85,125)	(67,790)
Other current assets	(237)	44,237
Other assets	(196)	(8,025)
Accounts payable	49,712	36,928
Other current liabilities	2,356	(4,061)
Deferred lease incentives	(5,117)	(6,678)
Deferred rent	(761)	(671)
Other long-term liabilities	(571)	(872)

Net cash (used in)/provided by operating activities	(57,276)	13,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,917)	(15,784)
Proceeds from sale of land	—	3,705
Proceeds from sale of property and equipment	—	28

Net cash used in investing activities	(10,917)	(12,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	303	373
Principal payments under capital leases	(160)	(4)

Net cash provided by financing activities	143	369

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(68,050)	1,400
CASH AND CASH EQUIVALENTS, beginning of period	93,091	24,776

CASH AND CASH EQUIVALENTS, end of period	$25,041	$26,176

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$16	$—
Cash refunded for income taxes	$272	$28,101
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment accruals	$(188)	$(939)
Capital lease transactions for property and equipment	$136	$—
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. and its subsidiaries (collectively, the “Company”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. The Company operates a nationwide, primarily mall-based chain of retail stores, under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company.
2. BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Condensed Consolidated Financial Statements include the accounts of Pacific Sunwear of California, Inc. and its subsidiaries (Pacific Sunwear Stores Corp. and Miraloma Borrower Corporation). All intercompany transactions have been eliminated in consolidation.
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the first half ended July 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011 (“fiscal 2010”). For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (“fiscal 2009”).
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
Income Taxes
The Company calculates its interim income tax provision in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, “Interim Reporting,” and ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.
Recent Accounting Pronouncements
In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it is appropriate to utilize the milestone method of revenue recognition in research and development arrangements. In addition, this ASU requires new disclosures for companies that have research and development arrangements that are accounted for using the milestone method. ASU No. 2010-17 will be effective on a prospective basis for milestones achieved during interim and annual periods beginning on or after June 15, 2010 and early adoption is permitted. The Company’s adoption of ASU No. 2010-17 is not expected to have a material impact on the Company’s financial position or results of operations.
4. FAIR VALUE OF LONG LIVED ASSETS
The Company’s long-lived assets (primarily property and equipment) are measured and reported on a fair value basis, if lower than carrying value, in the period that the impairment is determined in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. ASC 820 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
•	Level 1: Quoted market prices in active markets for identical assets or liabilities

•	Level 2: Observable market based inputs that are corroborated by market data

•	Level 3: Unobservable inputs that are not corroborated by market data
The following table represents the fair value hierarchy for assets measured at fair value on a non-recurring basis (in millions):

	July 31, 2010		January 30, 2010
		Significant		Significant
		Unobservable Inputs		Unobservable Inputs
	Total	(Level 3)	Total	(Level 3)
Long-lived assets held and used	$225	$225	$249	$249
The Company evaluates the recoverability of the carrying amount of long-lived assets for all stores whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of continued declines in comparable store net sales and gross margin, the Company recorded non-cash impairment charges of approximately $1 million and $6 million within selling, general and administrative expenses for underperforming stores during the quarter and first half ended July 31, 2010, respectively, to write down certain long-lived store assets to their fair value. Fair value is determined using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales and gross margin performance. If the Company’s sales or gross margin performance or other estimated operating results are not achieved at or above the forecasted level, the carrying value of certain store assets may prove unrecoverable and the Company may incur additional impairment charges in the future.
5. CREDIT FACILITY
The Company has an asset-backed credit agreement with a syndicate of lenders (the “Credit Facility”) which expires on April 29, 2013, and provides for a secured revolving line of credit of up to $150 million that can be increased to up to $225 million subject to lender approval. Extensions of credit under the Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The Credit Facility is available for direct borrowing and, subject to borrowing base availability ($127 million at July 31, 2010), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The Credit Facility is secured by cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the Credit Facility bear interest at the administrative agent’s alternate base rate (as defined, 3.5% at July 31, 2010) or at optional interest rates that are primarily dependent upon LIBOR or the federal funds effective rate for the time period chosen. Based on current forecasts and plans for the year, the Company believes that cash flows from operating activities, working capital, borrowing availability under the Credit Facility, borrowings resulting from the mortgage transactions discussed in Note 12 and other available sources of financing will be sufficient to meet its operating and capital expenditure needs for at least the next twelve months. At July 31, 2010, the Company had no direct borrowings and $23 million in letters of credit outstanding under the Credit Facility. The remaining availability at July 31, 2010 was $104 million.
The Company is not subject to any financial covenant restrictions under the Credit Facility unless total remaining borrowing availability under the facility falls below $15 million at any point in time, or 10% of the aggregate lender commitments in the event the facility is increased beyond $150 million. The Company is restricted from incurring additional indebtedness or liens in excess of certain levels specified by the Credit Facility. With certain exceptions, the Company is not allowed to incur additional secured indebtedness, but can obtain unsecured indebtedness outside of the Credit Facility up to $150 million. Additionally, the Credit Facility contains specific limits on particular kinds of indebtedness, as defined in the Credit Facility agreement, and such agreement contains other typical affirmative and negative covenants, such as obligations to deliver financial statements, provide certain notices, comply with laws, and not enter into certain transactions or make certain payments without the consent of the lenders.
6. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following (in thousands):

	July 31,	January 30,
	2010	2010
Accrued compensation and benefits	$13,883	$12,362
Accrued gift cards	8,388	12,617
Sales taxes payable	4,589	4,444
Accrued capital expenditures	1,614	1,802
Other	17,615	12,517

Total other current liabilities	$46,089	$43,742

7. INCOME TAXES
The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, a full valuation allowance was established by the Company during the fourth quarter of 2009 and continues to be maintained on all federal and the majority of state deferred tax assets. Remaining state deferred tax assets of $4 million were not reserved as the Company concluded it is more likely than not that these deferred tax assets would be utilized before expiration. The Company has discontinued recognizing federal and certain state income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.
8. STOCK-BASED COMPENSATION
Stock-based compensation expense for the first half of each of fiscal 2010 and 2009 was included in cost of goods sold for buying and distribution employees ($0.6 million and $0.9 million, respectively) and in selling, general and administrative expenses for all other employees ($1.5 million in each year).

Stock Options
The Company granted options to purchase 416,500 and 1,116,150 common shares under the 2005 Performance Incentive Plan during the first half of each of fiscal 2010 and 2009, respectively, at a weighted average grant-date fair value of $2.85 and $0.96 per share, respectively. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of stock options granted during the first half of each of fiscal 2010 and 2009:

For the First Half Ended
	July 31, 2010	August 1, 2009
Expected life	4 years	4 years
Expected volatility	79.4% — 80.0%	69.4% — 73.6%
Risk-free interest rate	1.75% — 2.0%	1.5% — 2.0%
Dividend yield	—	—
Non-vested Stock Awards
The Company granted 405,250 and 390,036 non-vested stock awards during the first half of each of fiscal 2010 and 2009, respectively, at a weighted average grant-date fair value of $4.32 and $2.97, respectively.
As of July 31, 2010, the Company had approximately $5 million of compensation expense related to non-vested stock options and non-vested stock awards, net of estimated forfeitures, not yet recognized. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.6 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its financial statements due to actual forfeitures.
9. COMMITMENTS AND CONTINGENCIES
Litigation
Ned Nelson, as an individual and on behalf of others similarly situated, vs. Pacific Sunwear of California, Inc., Los Angeles Superior Court Case No. BC 436947. On April 30, 2010, the plaintiff filed a putative class action lawsuit against the Company alleging various violations of California’s wage and hour, overtime, meal break and rest break rules and regulations. The complaint seeks class certification, the appointment of the plaintiff as class representative and an unspecified amount of damages and penalties. The Company will file an answer denying all allegations regarding any claims and asserting various defenses. As the ultimate outcome is uncertain, no amounts have been accrued by the Company as of July 31, 2010. Depending on the actual outcome of this litigation, provisions could be recorded in the future which may have an adverse effect on the Company’s operating results.
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
Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $23 million outstanding at July 31, 2010, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

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
11. EARNINGS PER SHARE
Basic earnings per common share is computed using the weighted-average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of shares outstanding for the period adjusted for the incremental shares attributed to outstanding options to purchase common stock and non-vested stock awards. Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be antidilutive. Options to purchase 2,924,214 and 1,912,527 shares of common stock in the second quarter of fiscal 2010 and 2009, respectively, and 3,039,451 and 1,983,251 shares of common stock in the first half of fiscal 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive. In periods when a net loss is reported, the weighted-average number of shares outstanding in the basic and diluted earnings per common share calculations will be the same.
12. SUBSEQUENT EVENTS
On August 20, 2010, the Company, through its wholly-owned subsidiaries, Miraloma Borrower Corporation, a Delaware corporation (“Miraloma”), and Pacific Sunwear Stores Corp., a California corporation (“PacSun Stores”), executed two promissory notes pursuant to which borrowings in an aggregate amount of $29.8 million from American National Insurance Company (“Anico”) were incurred. The note executed by Miraloma (the “Miraloma Note”) is in the amount of $16.8 million and bears interest at the rate of 6.50% per annum. Monthly principal and interest payments under the Miraloma Note will commence October 1, 2010, and will be $113,435. The principal and interest payments are based on a 25-year amortization schedule. The remaining principal balance of the Miraloma Note, and any accrued but unpaid interest thereon (estimated to be $14.4 million), will be due in full on September 1, 2017. The Miraloma Note is secured by a deed of trust on the building and land comprising the Company’s principal executive offices in Anaheim, California and is non-recourse to the Company. In connection with the Miraloma Note, the Company transferred the building and related land securing the note to Miraloma and entered into a lease for the building and land with Miraloma. Miraloma paid a prepayment fee to Anico equal to 1% of the principal amount of the note on the closing date of the transaction. As a result, Miraloma may prepay the note, in whole, but not in part, at any time without penalty upon 30 days prior written notice to Anico.
The note executed by PacSun Stores (the “PacSun Stores Note”) is in the amount of $13.0 million and bears interest at the rate of 6.50% per annum. Monthly principal and interest payments under the PacSun Stores Note will commence October 1, 2010, and will be $87,777. The principal and interest payments are based on a 25-year amortization schedule. The remaining principal balance of the PacSun Stores Note, and any accrued but unpaid interest thereon (estimated to be $11.2 million), will be due in full on September 1, 2017. The PacSun Stores Note is secured by a mortgage on the building and land comprising the Company’s distribution center in Olathe, Kansas, and is unconditionally guaranteed by the Company. PacSun Stores paid a prepayment fee to Anico equal to 1% of the principal amount of the note on the closing date of the transaction. As a result, PacSun Stores may prepay the note, in whole, but not in part, at any time without penalty upon 30 days prior written notice to Anico.
These transactions generated net proceeds to the Company of approximately $28.3 million in additional cash subsequent to the end of the second quarter of fiscal 2010.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 30, 2010, we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “believes,” “can,” “continue,” “could,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:
• the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements
• our capital expenditure plans for fiscal 2010
• forecasts of future store closures for fiscal 2010
• future changes in occupancy expenses, and
• sales trends in our Juniors’ business
All forward-looking statements included in this report are based on information available to us as of the date hereof, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 30, 2010, which are hereby incorporated by reference in this Quarterly Report on Form 10-Q, for a discussion of these risks and uncertainties. You are cautioned, therefore, not to place undue reliance on these forward-looking statements, which are made only as of the date of this report. We assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.
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
Cash flow and liquidity (working capital). We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on current forecasts and plans for the year, we believe that our cash flows from operating activities, working capital, credit facility availability, the borrowings discussed below under the caption “Mortgage Transactions,” and other available sources of financing will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months. For a discussion of the changes in operating cash flows and working capital, see “Liquidity and Capital Resources” in this section.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
Results of Operations
The following table sets forth selected income statement data expressed as a percentage of net sales for the fiscal periods indicated. The discussion that follows should be read in conjunction with the following table:

	Second Quarter Ended		First Half Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	76.8	76.2	77.2	74.5

Gross margin	23.2	23.8	22.8	25.5
Selling, general and administrative expenses	33.9	32.7	36.0	33.5

Operating loss	(10.7)	(8.9)	(13.2)	(8.0)
Other expense (income), net	0.0	0.0	0.0	0.0

Loss before income taxes	(10.7)	(8.9)	(13.2)	(8.0)
Income tax provision (benefit)	0.0	(3.1)	0.1	(3.1)

Net loss	(10.7)%	(5.8)%	(13.3)%	(4.9)%

Number of stores open at end of period	880	916
Total square footage (in 000s)	3,411	3,536

The second quarter (thirteen weeks) ended July 31, 2010 as compared to the second quarter (thirteen weeks) ended August 1, 2009
Net Sales
Net sales decreased to $218 million for the second quarter of fiscal 2010 from $243 million for the second quarter of fiscal 2009. The components of this $25 million decrease in net sales are as follows:

$ millions	Attributable to
$(23)
10% decline in comparable store net sales in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 due to a mid-teens percentage decline in total transactions, partially offset by a high-single digit percentage improvement in the average sale transaction. The improvement in the average sale transaction was driven by a low-double digit percentage increase in average unit retail prices as a result of improved full-price selling.

(6)	Decrease in sales due to store closures.
4	Other non-comparable sales including sales from new, expanded or relocated stores not yet included in the comparable store base and e-commerce sales.

$(25)	Total

Total comparable store sales of Young Mens merchandise increased 2% in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, continuing the sequential improvement in the trending of our Young Mens business over the past four quarters. The improvement was driven by our renewed focus on featuring our heritage brands and improved product presentation in the stores. Consistent with our expectations entering the quarter, total comparable store sales of Juniors merchandise declined 22% versus the second quarter of fiscal 2009. During the second half of fiscal 2010, we expect to begin to see improvement in the sales trends of our Juniors business as we have modified our merchandise assortment to target a slightly older and more fashion-driven teen customer.
We ended the second quarter of fiscal 2010 with total inventories flat to last year in anticipation of the peak of the Back-to-School selling season. Within this inventory, in percentage terms, inventory of Young Mens merchandise was up in the single digits while inventory of Juniors merchandise was down in the low double-digits reflecting our relative near-term expectations of sales performance by gender.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $51 million for the second quarter of fiscal 2010 versus $58 million for the second quarter of fiscal 2009. As a percentage of net sales, gross margin was 23.2% for the second quarter of fiscal 2010 compared to 23.8% for the second quarter of fiscal 2009. The components of this 0.6% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(2.3)
Deleverage of occupancy costs as a result of the negative 10% same-store sales results for the second quarter of fiscal 2010. Occupancy costs were $49 million in the second quarter of each of fiscal 2010 and 2009.

2.1	Increase in merchandise margin as a percentage of sales primarily due to a decrease in markdowns.
(0.4)
Deleverage of buying and distribution costs as a result of the negative 10% same-store sales results for the second quarter of fiscal 2010. Buying and distribution costs were $9 million in the second quarter of each of fiscal 2010 and 2009.

(0.6)	Total

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) decreased to $74 million for the second quarter of fiscal 2010 from $79 million for the second quarter of fiscal 2009, a decrease of $5 million, or 7%. These expenses increased to 33.9% as a percentage of net sales in the second quarter of fiscal 2010 from 32.7% in the second quarter of fiscal 2009. The components of this 1.2% increase in SG&A as a percentage of net sales were as follows:

%	Attributable to
1.9
Increase in payroll and payroll-related expenses as a percentage of sales due to deleveraging these expenses against the negative 10% same-store sales result. Payroll and payroll-related expenses were $43 million in the second quarter of each of fiscal 2010 and 2009.

(1.6)	Decrease in non-cash asset impairment charges to $1 million in the second quarter of fiscal 2010 from $5 million in the second quarter of fiscal 2009.
0.9
Increase in all other SG&A expenses as a percentage of sales due to deleveraging these expenses against the negative 10% same-store sales result. In dollars, all other SG&A expenses were $30 million in the second quarter of fiscal 2010 compared to $31 million in the second quarter of fiscal 2009, primarily due to lower depreciation.

1.2	Total

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
Income Taxes
We recognized income tax expense of $0.2 million and income tax benefit of $7 million for the second quarters of fiscal 2010 and 2009, respectively. The effective income tax rate was (0.9)% in the second quarter of fiscal 2010 versus 34.4% in the second quarter of fiscal 2009. The difference in the effective income tax rate was primarily attributable to maintaining the valuation allowance against our deferred tax assets in the second quarter of fiscal 2010, which was initially established in the fourth quarter of fiscal 2009. As a result of recording income tax provisions for certain state and local tax jurisdictions against our pre-tax operating losses, the effective income tax rate was negative in the second quarter of fiscal 2010. For further information, see Note 7 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Net Loss and Net Loss Per Share
Our net loss for the second quarter of fiscal 2010 was $23.5 million, or $(0.36) per share, versus a net loss of $14.2 million, or $(0.22) per share, for the second quarter of fiscal 2009. Amounts for the second quarter of fiscal 2010 include the continuing impact of an $8.8 million valuation allowance against our deferred tax assets. On a non-GAAP basis, excluding the impact of this valuation allowance and using a normalized 37% income tax rate, our net loss for the second quarter of fiscal 2010 was $14.7 million, or $(0.22) per share.
About Non-GAAP Financial Measures
The preceding paragraph contains non-GAAP financial measures, including non-GAAP net loss and non-GAAP net loss per share for the second quarter of fiscal 2010. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures do not reflect a comprehensive system of accounting, differ from GAAP measures with the same names, and may differ from non-GAAP financial measures with the same or similar names that are used by other companies. We compute non-GAAP financial measures using a consistent methodology from quarter to quarter and year to year. We may consider whether other significant items that arise in the future should be excluded from the non-GAAP financial measures.
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
The first half (26 weeks) ended July 31, 2010 as compared to the first half (26 weeks) ended August 1, 2009
Net Sales
Net sales decreased to $409 million for the first half of fiscal 2010 from $466 million for the first half of fiscal 2009. The components of this $57 million decrease in net sales are as follows:

$ millions	Attributable to
$(53)
12% decline in comparable store net sales in the first half of fiscal 2010 compared to the first half of fiscal 2009 due to a mid-teens percentage decline in total transactions, partially offset by a mid-single digit percentage improvement in the average sale transaction. The improvement in the average sale was driven by a mid-single digit percentage increase in average unit retail prices as a result of improved full-price selling.

(11)	Decrease in sales due to store closures.
7	Other non-comparable sales including sales from new, expanded or relocated stores not yet included in the comparable store base and e-commerce sales.

$(57)	Total

Total comparable store sales of Young Mens merchandise increased 1% in the first half of fiscal 2010 compared to the first half of fiscal 2009, continuing the sequential improvement in the trending of our Young Mens business over the past four quarters. The improvement was driven by our renewed focus on featuring heritage brands and improved product presentation in the stores. Consistent with our expectations for the first half of fiscal 2010, total comparable store sales of Juniors merchandise declined 24% versus fiscal 2009. During the second half of fiscal 2010, we expect to begin to see improvement in the sales trends of our Juniors business as we have modified our merchandise assortment to target a slightly older and more fashion-driven teen customer.
We ended the first half of fiscal 2010 with total inventories flat to last year in anticipation of the peak of the Back-to-School selling season. Within this inventory, compared to the end of the first half of fiscal 2009, Young Mens merchandise was up single digits in percentage terms while inventory of Juniors merchandise was down low double-digits reflecting our relative near-term expectations of sales performance by gender.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $93 million for the first half of fiscal 2010 versus $119 million for the first half of fiscal 2009. As a percentage of net sales, gross margin was 22.8% for the first half of fiscal 2010 compared to 25.5% for the first half of fiscal 2009. The components of this 2.7% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(2.9)
Deleverage of occupancy costs as a result of the negative 12% same-store sales results for the first half of fiscal 2010. Occupancy costs were $96 million in the first half of each of fiscal 2010 and 2009.

(0.3)	Decrease in buying and distribution costs to $18 million in the first half of fiscal 2010 compared to $19 million in the first half of fiscal 2009.
0.5	Increase in merchandise margins as a percentage of sales due to decreased markdowns.

(2.7)	Total

Selling, General and Administrative Expenses
SG&A decreased to $147 million for the first half of fiscal 2010 from $156 million for the first half of fiscal 2009, a decrease of $9 million, or 6%. These expenses increased to 36.0% as a percentage of net sales in the first half of fiscal 2010 from 33.5% in the first half of fiscal 2009. The components of this 2.5% increase in SG&A as a percentage of net sales were as follows:

%	Attributable to
1.8
Increase in payroll and payroll-related expenses as a percentage of sales due to deleveraging these expenses against the negative 12% same-store sales result. In dollars, payroll and payroll-related expenses were $84 million in the first half of fiscal 2010 compared to $87 million in the first half of fiscal 2009.

0.1	Decrease in non-cash asset impairment charges to $7 million in the first half of fiscal 2010 compared to $8 million in the first half of fiscal 2009.
0.6
Increase in all other SG&A expenses as a percentage of sales due to deleveraging these expenses against the negative 12% same-store sales result. In dollars, all other SG&A expenses declined to $56 million in the first half of fiscal 2010 from $61 million in the first half of fiscal 2009, primarily due to lower depreciation.

2.5	Total

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
Income Taxes
We recognized income tax expense of $0.5 million and income tax benefit of $14 million for the first half of fiscal 2010 and 2009, respectively. The effective income tax rate was (1.0)% in the first half of fiscal 2010 versus 38.6% in the first half of fiscal 2009. The difference in the effective income tax rate was primarily attributable to maintaining the valuation allowance against our deferred tax assets in the first half of fiscal 2010, which was initially established in the fourth quarter of fiscal 2009. As a result of recording income tax provisions for certain state and local tax jurisdictions against our pre-tax operating losses, the effective income tax rate was negative in the first half of fiscal 2010. For further information, see Note 7 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Net Loss and Net Loss Per Share
Our net loss for the first half of fiscal 2010 was $54.5 million, or $(0.83) per share, versus a net loss of $22.9 million, or $(0.35) per share, for the first half of fiscal 2009. Amounts for the first half of fiscal 2010 include the continuing impact of a $20.3 million valuation allowance against our deferred tax assets. On a non-GAAP basis, excluding the impact of this valuation allowance and using a normalized 37% income tax rate, our net loss for the first half of fiscal 2010 was $34.2 million, or $(0.52) per share.
About Non-GAAP Financial Measures
The preceding paragraph contains non-GAAP financial measures, including non-GAAP net loss and non-GAAP net loss per share for the first half of fiscal 2010. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures do not reflect a comprehensive system of accounting, differ from GAAP measures with the same names, and may differ from non-GAAP financial measures with the same or similar names that are used by other companies. We compute non-GAAP financial measures using a consistent methodology from quarter to quarter and year to year. We may consider whether other significant items that arise in the future should be excluded from the non-GAAP financial measures.
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
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term borrowings. Our primary capital requirements have historically been for the financing of inventories and store construction. Based on current forecasts and plans for the year, we believe that our cash flows from operating activities, working capital, credit facility availability, the borrowings discussed below under the caption “Mortgage Transactions,” and other available sources of financing will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months.

(In thousands)	July 31,	August 1,
FIRST HALF ENDED	2010	2009

Net cash (used in)/provided by operating activities	$(57,276)	$13,082
Net cash used in investing activities	(10,917)	(12,051)
Net cash provided by financing activities	143	369

Net (decrease)/increase in cash and cash equivalents	$(68,050)	$1,400

Operating Cash Flows
Net cash used in operating activities for the first half of fiscal 2010 was $57 million. We used $17 million of cash in operations (net of non-cash charges), before working capital changes. In addition, cash decreased $33 million from changes in working capital items primarily due to increases in merchandise inventories of $85 million offset by increased accounts payable of $50 million due to the seasonal variation between the peak back-to-school selling season and the annual low point for inventories at the end of the fiscal year. Additional decreases in operating cash flows were due to changes in other assets and liabilities of $7 million.
Net cash provided by operating activities for the first half of fiscal 2009 was $13 million. Cash provided by operations (net of non-cash charges), before working capital changes, was $20 million. In addition, cash increased $9 million from changes in working capital items primarily due to increased accounts payable and other current liabilities of $33 million and a decrease in other current assets of $44 million (primarily collection of income tax refunds) offset by increased merchandise inventories of $68 million. Additional decreases in operating cash flows were due to changes in other assets and liabilities of $16 million.
Working Capital
Working capital at July 31, 2010 was $82 million compared to $117 million at January 30, 2010, a decrease of $35 million. The changes in working capital were as follows:

$ millions	Description
$117	Working capital at January 30, 2010
(68)	Decrease in cash and cash equivalents (see Condensed Consolidated Statements of Cash Flows).
35	Increase in merchandise inventories, net of accounts payable, from fiscal year end due to planned receipt flows.
(2)	Increase in other current liabilities, primarily accrued liabilities.

$82	Working capital at July 31, 2010

Investing Cash Flows
Net cash used in investing activities in the first half of fiscal 2010 was $11 million compared to $12 million for the first half of fiscal 2009, a decrease in cash used of $1 million. Investing cash flows for the first half of fiscal 2010 were comprised entirely of capital expenditures. Investing cash flows for the first half of fiscal 2009 were comprised of capital expenditures of $16 million offset by proceeds from the sale of land of approximately $4 million. We expect total capital expenditures for fiscal 2010 to be approximately $20 to $25 million.
Credit Facility
Information regarding our credit facility is contained in Note 5 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Mortgage Transactions
On August 20, 2010, through our wholly-owned subsidiaries, Miraloma Borrower Corporation, a Delaware corporation (“Miraloma”), and Pacific Sunwear Stores Corp., a California corporation (“PacSun Stores”), we executed two promissory notes pursuant to which borrowings in an aggregate amount of $29.8 million from American National Insurance Company (“Anico”) were incurred. The note executed by Miraloma (the “Miraloma Note”) is in the amount of $16.8 million and bears interest at the rate of 6.50% per annum. Monthly principal and interest payments under the Miraloma Note will commence October 1, 2010, and will be $113,435. The principal and interest payments are based on a 25-year amortization schedule. The remaining principal balance of the Miraloma Note, and any accrued but unpaid interest thereon (estimated to be $14.4 million), will be due in full on September 1, 2017. The Miraloma Note is secured by a deed of trust on the building and land comprising our principal executive offices in Anaheim, California and is non-recourse to us. In connection with the Miraloma Note, we transferred the building and related land securing the note to Miraloma and entered into a lease for the building and land with Miraloma. Miraloma paid a prepayment fee to Anico equal to 1% of the principal amount of the note on the closing date of the transaction. As a result, Miraloma may prepay the note, in whole, but not in part, at any time without penalty upon 30 days prior written notice to Anico.
The note executed by PacSun Stores (the “PacSun Stores Note”) is in the amount of $13.0 million and bears interest at the rate of 6.50% per annum. Monthly principal and interest payments under the PacSun Stores Note will commence October 1, 2010, and will be $87,777. The principal and interest payments are based on a 25-year amortization schedule. The remaining principal balance of the PacSun Stores Note, and any accrued but unpaid interest thereon (estimated to be $11.2 million), will be due in full on September 1, 2017. The PacSun Stores Note is secured by a mortgage on the building and land comprising our distribution center in Olathe, Kansas, and is unconditionally guaranteed by us. PacSun Stores paid a prepayment fee to Anico equal to 1% of the principal amount of the note on the closing date of the transaction. As a result, PacSun Stores may prepay the note, in whole, but not in part, at any time without penalty upon 30 days prior written notice to Anico.
These transactions generated net proceeds to us of approximately $28.3 million in additional cash subsequent to the end of the second quarter of fiscal 2010.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At July 31, 2010, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period (in $ millions)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating lease obligations	$465	$91	$152	$112	$110
Letters of credit	23	23	—	—	—
Guaranteed minimum royalties	<4.0	<1.0	<2.0	<2.0	—
Capital lease obligations	<1.0	<1.0	<1.0	—	—
Uncertain tax contingencies ASC 740 (FIN 48)	<1.0	—	<1.0	—	—

Total	$494	$115	$155	$114	$110

Over the next three fiscal years through 2012, we will have approximately 40% to 45% of our store leases reach the end of their original lease term. These leases will either be renewed or extended, potentially at different rates, or be allowed to expire. As a result, depending on market conditions, actual future rental commitments and the time frame of such commitments may differ significantly from those shown in the table above.
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
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed 16 stores in the first half of fiscal 2010. We currently anticipate closing approximately 25 to 50 stores for all of fiscal 2010.
The uncertain tax contingencies ASC 740 (FIN 48) shown in the table above represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table.
The contractual obligations table above does not include the borrowings discussed above under “Mortgage Transactions” as these contractual obligations were entered into after July 31, 2010.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk from the Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements). Direct borrowings under the Credit Facility bear interest at the administrative agent’s alternate base rate (as defined, 3.5% at July 31, 2010) or at optional interest rates that are primarily dependent upon LIBOR or the federal funds effective rate for the time period chosen. At July 31, 2010, we had no direct borrowings outstanding under the Credit Facility.
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
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2010.
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
Item 1A. Risk Factors.
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 30, 2010 a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). We believe there are no material changes, other than the item discussed below, from the disclosure provided in the Annual Report on Form 10-K for the year ended January 30, 2010 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
Our current or prospective vendors may be unable or unwilling to supply us with adequate quantities of their merchandise in a timely manner or at acceptable prices, which could have a material adverse impact on our business. The success of our business is dependent upon developing and maintaining good relationships with our vendors. We work very closely with our vendors to develop and acquire appropriate merchandise at acceptable prices for our stores. In addition, some of our vendors are relatively unsophisticated or underdeveloped and may have difficulty in providing adequate quantities or quality of merchandise to us in a timely manner. Also, certain of our vendors sell their merchandise directly to retail customers in direct competition with us. Our vendors could discontinue their relationship with us or raise prices on their merchandise at any time. In addition, prices charged by our vendors for our products may be affected by factors such as high demand for fabrics, weather, economic conditions, labor costs, currency fluctuations, government regulations or other factors affecting supply conditions. A significant percentage of our private label apparel products are manufactured in China. Vendors in that country are currently experiencing increased costs due to shortages of labor and the fluctuation of the Chinese Yuan in relation to the U.S. dollar. Additionally, worldwide prices for cotton have increased significantly year-over-year, affecting the costs of all of our vendors. As a result, there can be no assurance that we will be able to acquire sufficient quantities of quality merchandise at acceptable prices in a timely manner in the future. Any inability to do so, or the loss of one or more of our key vendors, could have a material adverse impact on our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Reserved.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by
Reference
Exhibit #	Exhibit Description	Form	Filing Date

3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04

3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98

3.3	Fifth Amended and Restated Bylaws of the Company	8-K	4/3/09

10.1	Promissory Note Secured by a Deed of Trust, dated August 20, 2010, executed by Miraloma in favor of Anico	8-K	8/24/10

10.2	Deed of Trust, Assignment of Rents and Security Agreement, dated August 20, 2010, executed by Miraloma in favor of Anico	8-K	8/24/10

10.3	Promissory Note, dated August 20, 2010, executed by PacSun Stores in favor of Anico	8-K	8/24/10

10.4	Mortgage Security Agreement, Financing Statement and Fixture Filing, dated August 20, 2010, executed by PacSun Stores in favor of Anico	8-K	8/24/10

10.5	Absolute, Unconditional Guaranty, dated August 20, 2010, executed by the Company in favor of Anico	8-K	8/24/10

31.1+	Written statements of Gary H. Schoenfeld and Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Written statement of Gary H. Schoenfeld and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: August 27, 2010	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 27, 2010	By:	/s/ MICHAEL L. HENRY
Michael L. Henry
Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)