Form 10-Q
period 2010-10-30
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2010-12-09
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 30, 2010
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
On December 6, 2010 the registrant had 66,080,970 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended October 30, 2010
Index

		Page #
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets—October 30, 2010 and January 30, 2010	3
	Condensed Consolidated Statements of Operations and Comprehensive Operations—Third quarter (13 weeks) and three quarters (39 weeks) ended October 30, 2010 and October 31, 2009	4
	Condensed Consolidated Statements of Cash Flows—Three quarters (39 weeks) ended October 30, 2010 and October 31, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Reserved	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

	SIGNATURE PAGE	22
EX-31.1
EX-32.1

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.
PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share and per share amounts)

	October 30, 2010	January 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43,975	$93,091
Merchandise inventories	166,300	89,665
Prepaid expenses	11,712	10,801
Other current assets	4,575	5,365

Total current assets	226,562	198,922

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	634,140	641,127
Less accumulated depreciation and amortization	(422,020)	(392,127)

Total property and equipment, net	212,120	249,000

Deferred income taxes	4,024	4,024
Other assets	25,927	25,272

TOTAL ASSETS	$468,633	$477,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$77,237	$38,481
Other current liabilities	34,826	43,742

Total current liabilities	112,063	82,223

LONG-TERM LIABILITIES:
Deferred lease incentives	31,551	39,207
Deferred rent	20,230	21,396
Mortgage debt	29,223	—
Other long-term liabilities	27,156	27,714

Total long-term liabilities	108,160	88,317

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 66,073,810 and 65,748,069 shares issued and outstanding, respectively	661	657
Additional paid-in capital	10,477	7,294
Retained earnings	237,272	298,727

Total shareholders’ equity	248,410	306,678

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$468,633	$477,218

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(unaudited, in thousands except share and per share amounts)

	For the Third Quarter Ended		For the Three Quarters Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$257,904	$268,280	$666,548	$734,539

Cost of goods sold, including buying, distribution and occupancy costs	193,527	194,839	508,947	542,116

Gross margin	64,377	73,441	157,601	192,423

Selling, general and administrative expenses	71,093	89,365	218,192	245,477

Operating loss	(6,716)	(15,924)	(60,591)	(53,054)

Other expense, net	420	17	497	180

Loss before income taxes	(7,136)	(15,941)	(61,088)	(53,234)

Income tax (benefit)/provision	(173)	(5,036)	367	(19,431)

Net loss	$(6,963)	$(10,905)	$(61,455)	$(33,803)

Comprehensive loss	$(6,963)	$(10,905)	$(61,455)	$(33,803)

Net loss per share:
Basic	$(0.11)	$(0.17)	$(0.93)	$(0.52)

Diluted	$(0.11)	$(0.17)	$(0.93)	$(0.52)

Weighted average shares outstanding:
Basic	66,056,822	65,563,721	65,948,679	65,380,726
Diluted	66,056,822	65,563,721	65,948,679	65,380,726
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Quarters Ended
	October 30, 2010	October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,455)	$(33,803)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	41,910	53,326
Asset impairment	8,209	16,538
Loss on disposal of property and equipment	710	555
Non-cash stock based compensation	3,082	5,030
Tax benefit deficiencies related to stock-based compensation	—	(1,702)
Change in operating assets and liabilities:
Merchandise inventories	(76,869)	(61,212)
Other current assets	932	43,428
Other assets	334	(12,968)
Accounts payable	38,756	18,035
Other current liabilities	(8,466)	(8,049)
Deferred lease incentives	(7,656)	(10,084)
Deferred rent	(1,166)	(1,136)
Other long-term liabilities	(520)	(1,730)

Net cash (used in)/provided by operating activities	(62,199)	6,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,544)	(19,540)
Proceeds from sale of land	—	3,705
Proceeds from sale of property and equipment	—	28

Net cash used in investing activities	(15,544)	(15,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage borrowings	29,800	—
Payments for mortgage borrowings costs	(1,154)	—
Principal payments under mortgage borrowings	(80)	—
Proceeds from exercise of stock options	298	373
Principal payments under capital leases	(237)	(6)

Net cash provided by financing activities	28,627	367

NET DECREASE IN CASH AND CASH EQUIVALENTS	(49,116)	(9,212)
CASH AND CASH EQUIVALENTS, beginning of period	93,091	24,776

CASH AND CASH EQUIVALENTS, end of period	$43,975	$15,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$435	$—
Cash refunded for income taxes	$268	$28,061
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at end of period	$578	$2,145
Capital lease transactions for property and equipment	$283	$—
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the first three quarters ended October 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011 (“fiscal 2010”). For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (“fiscal 2009”).
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

Recent Accounting Pronouncements
In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force,” which amends the guidance in ASC Topic 695 “Revenue Recognition.” ASU No. 2010-17 provides guidance on defining a milestone and determining when it is appropriate to utilize the milestone method of revenue recognition in research and development arrangements. In addition, this ASU requires new disclosures for companies that have research and development arrangements that are accounted for using the milestone method. ASU No. 2010-17 will be effective on a prospective basis for milestones achieved during interim and annual periods beginning on or after June 15, 2010 and early adoption is permitted. The Company’s adoption of ASU No. 2010-17 is not expected to have any impact on the Company’s financial position or results of operations.
4. FAIR VALUE OF LONG LIVED ASSETS
The Company’s long-lived assets (primarily property and equipment) are measured and reported on a fair value basis, if lower than carrying value, in the period that any impairment is determined in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. ASC 820 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
•	Level 1: Quoted market prices in active markets for identical assets or liabilities

•	Level 2: Observable market-based inputs that are corroborated by market data

•	Level 3: Unobservable inputs that are not corroborated by market data
The following table represents the fair value hierarchy for assets measured at fair value on a non-recurring basis (in millions):

	October 30, 2010		January 30, 2010
		Significant		Significant
		Unobservable Inputs		Unobservable Inputs
	Total	(Level 3)	Total	(Level 3)
Long-lived assets held and used	$212	$212	$249	$249
The Company evaluates the recoverability of the carrying amount of long-lived assets for all stores whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of continued declines in comparable store net sales and gross margin, the Company recorded non-cash impairment charges of approximately $2 million and $8 million within selling, general and administrative expenses for underperforming stores during the fiscal third quarter and first three quarters ended October 30, 2010, respectively, to write down certain long-lived store assets to their fair value. Fair value is determined using a discounted cash flow model. The estimation of future cash flows from operating activities requires significant estimates of factors that include future sales and gross margin performance. If the Company’s sales or gross margin performance or other estimated operating results are not achieved at or above the forecasted level, the carrying value of certain store assets may prove unrecoverable and the Company may incur additional impairment charges in the future.
5. CREDIT FACILITY
The Company has an asset-backed credit agreement with a syndicate of lenders (the “Credit Facility”), which expires on April 29, 2013, and provides for a secured revolving line of credit of up to $150 million that can be increased to up to $225 million subject to lender approval. Extensions of credit under the Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The Credit Facility is available for direct borrowing and, subject to borrowing base availability ($114 million at October 30, 2010), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The Credit Facility is secured by cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the Credit Facility bear interest at the administrative agent’s alternate base rate (as defined, 3.5% at October 30, 2010) or at optional interest rates that are primarily dependent upon LIBOR or the federal funds effective rate for the time period chosen. Based on current forecasts and plans for the year, the Company believes that cash flows from operating activities, working capital, borrowing availability under the Credit Facility, borrowings resulting from the mortgage transactions discussed in Note 7 and other available sources of financing will be sufficient to meet its operating and capital expenditure needs for at least the next twelve months. At October 30, 2010, the Company had no direct borrowings and $19 million in letters of credit outstanding under the Credit Facility. The remaining availability at October 30, 2010 was $95 million.
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
6. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following (in thousands):

	October 30, 2010	January 30, 2010
Accrued gift cards	$7,751	$12,617
Accrued compensation and benefits	7,640	12,362
Sales taxes payable	3,586	4,444
Accrued capital expenditures	578	1,802
Other	15,271	12,517

Total other current liabilities	$34,826	$43,742

7. MORTGAGE DEBT
On August 20, 2010, the Company, through its wholly-owned subsidiaries, Miraloma Borrower Corporation, a Delaware corporation (“Miraloma”), and Pacific Sunwear Stores Corp., a California corporation (“PacSun Stores”), executed two promissory notes pursuant to which borrowings in an aggregate amount of $29.8 million from American National Insurance Company (“Anico”) were incurred. The note executed by Miraloma (the “Miraloma Note”) is in the amount of $16.8 million and bears interest at the rate of 6.50% per annum. Monthly principal and interest payments under the Miraloma Note commenced on October 1, 2010, and are $113,435. The principal and interest payments are based on a 25-year amortization schedule. The remaining principal balance of the Miraloma Note, and any accrued but unpaid interest thereon (estimated to be $14.4 million), will be due in full on September 1, 2017. The Miraloma Note is secured by a deed of trust on the building and land comprising the Company’s principal executive offices in Anaheim, California and is non-recourse to the Company. In connection with the Miraloma Note, the Company transferred the building and related land securing the note to Miraloma and entered into a lease for the building and land with Miraloma. Miraloma paid a prepayment fee to Anico equal to 1% of the principal amount of the note on the closing date of the transaction. As a result, Miraloma may prepay the note, in whole, but not in part, at any time without penalty upon 30 days prior written notice to Anico.
The note executed by PacSun Stores (the “PacSun Stores Note”) is in the amount of $13.0 million and bears interest at the rate of 6.50% per annum. Monthly principal and interest payments under the PacSun Stores Note commenced on October 1, 2010, and are $87,777. The principal and interest payments are based on a 25-year amortization schedule. The remaining principal balance of the PacSun Stores Note, and any accrued but unpaid interest thereon (estimated to be $11.2 million), will be due in full on September 1, 2017. The PacSun Stores Note is secured by a mortgage on the building and land comprising the Company’s distribution center in Olathe, Kansas, and is unconditionally guaranteed by the Company. PacSun Stores paid a prepayment fee to Anico equal to 1% of the principal amount of the note on the closing date of the transaction. As a result, PacSun Stores may prepay the note, in whole, but not in part, at any time without penalty upon 30 days prior written notice to Anico.

These transactions generated net proceeds to the Company of approximately $28 million in additional cash. As of October 30, 2010, remaining aggregate principal payments required under these mortgage debt borrowings are as follows (in thousands):

Fiscal year ending:
January 29, 2011	$81
February 3, 2012	546
February 2, 2013	539
February 2, 2014	576
January 31, 2015	561
Thereafter	27,417

29,720
Less current portion	497

Mortgage debt, long-term	$29,223

8. INCOME TAXES
The provisions codified within ASC 740 require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, a full valuation allowance was established by the Company during the fourth quarter of 2009 and continues to be maintained on all federal and the majority of state net deferred tax assets. Remaining state net deferred tax assets of $4 million were not reserved as the Company concluded it is more likely than not that these net deferred tax assets would be utilized before expiration. The Company has discontinued recognizing federal and certain state income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the net deferred tax assets.
9. STOCK-BASED COMPENSATION
Stock-based compensation expense for the first three quarters of each of fiscal 2010 and 2009 was included in cost of goods sold for buying and distribution employees ($0.9 million and $1.6 million, respectively) and in selling, general and administrative expenses for all other employees ($2.2 million and $3.4 million, respectively).
Stock Options
The Company granted options to purchase 466,500 and 2,116,150 common shares under the 2005 Performance Incentive Plan during the first three quarters of each of fiscal 2010 and 2009, respectively, at a weighted average grant-date fair value of $2.81 and $1.53 per share, respectively. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the weighted average Black-Scholes fair value assumptions used in the valuation of stock options granted during the first three quarters of each of fiscal 2010 and 2009:

For the First Three Quarters Ended
	October 30, 2010	October 31, 2009
Expected life	4 years	4 years
Expected volatility	79.4% — 81.0%	69.4% — 75.6%
Risk-free interest rate	1.0% — 2.0%	1.5% — 2.0%
Dividend yield	—	—
Non-Vested Stock Awards
The Company granted 431,250 and 424,336 non-vested stock awards during the first three quarters of each of fiscal 2010 and 2009, respectively, at a weighted average grant-date fair value of $4.31 and $3.04, respectively.
As of October 30, 2010, the Company had approximately $5 million of compensation expense related to non-vested stock options and non-vested stock awards, net of estimated forfeitures, not yet recognized. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.5 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be realized by the Company in its financial statements due to actual forfeitures.

10. COMMITMENTS AND CONTINGENCIES
Litigation
Ned Nelson, as an individual and on behalf of others similarly situated, vs. Pacific Sunwear of California, Inc., Los Angeles Superior Court Case No. BC 436947. On April 30, 2010, the plaintiff filed a putative class action lawsuit against the Company alleging various violations of California’s wage and hour, overtime, meal break and rest break rules and regulations. The complaint seeks class certification, the appointment of the plaintiff as class representative and an unspecified amount of damages and penalties. The Company will file an answer denying all allegations regarding any claims and asserting various defenses. As the ultimate outcome is uncertain, no amounts have been accrued by the Company as of October 30, 2010. Depending on the actual outcome of this litigation, provisions could be recorded in the future which may have an adverse effect on the Company’s operating results.
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
Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $19 million outstanding at October 30, 2010 that are primarily used as security for merchandise shipments from overseas suppliers. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
11. SEGMENT REPORTING
The Company operates exclusively in the retail apparel industry in which the Company distributes, designs and produces clothing and related products catering to teens and young adults through its primarily mall-based PacSun retail stores. The Company has three operating segments: PacSun stores, PacSun Outlet stores and pacsun.com. The three operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the three operating segments.
12. EARNINGS PER SHARE
Basic earnings per common share is computed using the weighted-average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of shares outstanding for the period adjusted for the incremental shares attributed to outstanding options to purchase common stock and non-vested stock awards. Options with an exercise price in excess of the average market value of the Company’s common stock during the period have been excluded from the calculation as their effect would be anti-dilutive. Options to purchase 2,849,978 and 1,785,317 shares of common stock in the third quarter of fiscal 2010 and 2009, respectively, and 2,975,667 and 2,169,645 shares of common stock in the first three quarters of fiscal 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. In periods when a net loss is reported, the weighted-average number of shares outstanding in the basic and diluted earnings per common share calculations will be the same.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 30, 2010 and in our Quarterly Report on Form 10-Q for the period ended July 31, 2010, we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “believes,” “can,” “continue,” “could,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:
•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements,

•	our capital expenditure plans for fiscal 2010,

•	forecasts of future store closures for fiscal 2010, and

•	future changes in occupancy expenses.
All forward-looking statements included in this report are based on information available to us as of the date hereof, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 30, 2010, and Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the period ended July 31, 2010, which are hereby incorporated by reference in this Quarterly Report on Form 10-Q, for a discussion of these risks and uncertainties. You are cautioned, therefore, not to place undue reliance on these forward-looking statements, which are made only as of the date of this report. We assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.
Executive Overview
We consider the following items to be key performance indicators in evaluating our performance:
Comparable (or “same store”) sales. Stores are deemed comparable stores on the first day of the month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Same store sales are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses, and other costs that are somewhat fixed. Positive same store sales generate greater operating leverage of expenses while negative same store sales negatively impact operating leverage. Same store sales also have a direct impact on our total net sales, cash, and working capital. Company same store sales for our fiscal third quarter ended October 30, 2010 declined 3% continuing the trend of quarter-to-quarter sequential improvement since the beginning of the fiscal year. Same store sales for our Men’s business (formerly referred to by us as “Young Men’s”) increased 4% in the third quarter of fiscal 2010 continuing the trend of sequential same-store sales improvement over the past five quarters. Same store sales for our Women’s business (formerly referred to by us as “Juniors”) declined 10% in the third quarter of fiscal 2010 compared to declines in excess of 20% for the past five quarters. However, Company same store sales for the first three weeks of November 2010 declined 10% and declined 2% on Black Friday, November 26, 2010. Improving our same store sales is critical for us to return to profitability in the future.
Net merchandise margins. We analyze the components of net merchandise margins, specifically initial markups and markdowns as a percentage of net sales. Any inability to obtain acceptable levels of initial markups or any significant increase in our use of markdowns could have an adverse impact on our gross margin results and results of operations. We are currently anticipating that increased product sourcing costs from the combination of cotton prices, labor costs and foreign currency values will adversely affect our net merchandise margins for fiscal 2011. See “Inflation” in this section.
Operating margin. We view operating margin, or earnings before interest and income taxes as a percentage of net sales, as a key indicator of our success. The key drivers of operating margins are comparable store net sales, net merchandise margins, and our ability to control operating expenses. For a discussion of the changes in the components comprising operating margins, see “Results of Operations” in this section.
Store sales trends. We evaluate store sales trends in assessing the operational performance of our stores. Important store sales trends include average net sales per store and average net sales per square foot.
Cash flow and liquidity (working capital). We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on current forecasts and plans for the year, we believe that our cash flows from operating activities, working capital, credit facility availability, the borrowings discussed below under the caption “Mortgage Transactions,” and other available sources of financing will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months. We have not borrowed under our Credit Facility since November 2008 and do not currently project any borrowings under such Facility over the next twelve months. For a discussion of the changes in operating cash flows and working capital, see “Liquidity and Capital Resources” in this section.
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
Results of Operations
The following table sets forth selected income statement data expressed as a percentage of net sales for the fiscal periods indicated. The discussion that follows should be read in conjunction with the following table:

	Third Quarter Ended		First Three Quarters Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	75.0	72.6	76.4	73.8

Gross margin	25.0	27.4	23.6	26.2
Selling, general and administrative expenses	27.6	33.4	32.7	33.4

Operating loss	(2.6)	(6.0)	(9.1)	(7.2)
Other expense, net	0.2	0.0	0.1	0.0

Loss before income taxes	(2.8)	(6.0)	(9.2)	(7.2)
Income tax (benefit)/provision	(0.1)	(1.9)	0.0	(2.6)

Net loss	(2.7)%	(4.1)%	(9.2)%	(4.6)%

Number of stores open at end of period	877	904
Total square footage (in 000s)	3,400	3,494
The third quarter (13 weeks) ended October 30, 2010, as compared to the third quarter (13 weeks) ended October 31, 2009
Net Sales
Net sales decreased to $258 million for the third quarter of fiscal 2010 from $268 million for the third quarter of fiscal 2009. The components of this $10 million decrease in net sales are as follows:

$ millions	Attributable to
$(7)
3% decline in comparable store net sales in the third quarter of fiscal 2010, compared to the third quarter of fiscal 2009, due to a mid-single digit percentage decline in total transactions, partially offset by a low-single digit percentage improvement in the average sale transaction. The improvement in the average sale transaction was driven by a low-single digit percentage increase in units per transaction.

(6)	Decrease in sales due to store closures.
3	Other non-comparable sales including sales from new, expanded or relocated stores not yet included in the comparable store base and e-commerce sales.

$(10)	Total

Total comparable store sales of Men’s merchandise increased 4% in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, continuing the sequential improvement in the trending of our Men’s business over the past five quarters. The improvement was driven by our renewed focus on featuring our heritage brands and improved product presentation in the stores. Total comparable store sales of Women’s merchandise declined 10% versus the third quarter of fiscal 2009. During the second and third quarters of fiscal 2010, we started modifying our Women’s merchandise assortment to target a slightly older and more fashion-driven teen customer with the goal of improving the sales trending of this business.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $64 million for the third quarter of fiscal 2010 versus $73 million for the third quarter of fiscal 2009. As a percentage of net sales, gross margin was 25.0% for the third quarter of fiscal 2010 compared to 27.4% for the third quarter of fiscal 2009. The components of this 2.4% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(2.5)	Decrease in merchandise margin as a percentage of sales primarily due to a decrease in initial markups and increases in markdowns, particularly within denim and wovens.
(0.3)
Deleverage of occupancy costs as a result of the negative 3% same-store sales for the third quarter of fiscal 2010. Occupancy costs were $47 million in the third quarter of fiscal 2010 compared to $48 million in the third quarter of fiscal 2009.

0.4	Decrease in buying and distribution costs to $10 million in the third quarter of fiscal 2010 compared to $11 million in the third quarter of fiscal 2009.

(2.4)	Total

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) decreased to $71 million for the third quarter of fiscal 2010 from $89 million for the third quarter of fiscal 2009, a decrease of $18 million, or 20%. These expenses decreased to 27.6% as a percentage of net sales in the third quarter of fiscal 2010 from 33.4% in the third quarter of fiscal 2009. The components of this 5.8% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
(2.8)	Decrease in non-cash asset impairment charges to $2 million in the third quarter of fiscal 2010 from $9 million in the third quarter of fiscal 2009.
(1.6)
Decrease in payroll and payroll-related expenses as a percentage of sales. Payroll and payroll-related expenses were $40 million in the third quarter of fiscal 2010 and $46 million in the third quarter of fiscal 2009 due to managing these expenses to a lower sales base.

(1.4)
Decrease in all other SG&A expenses as a percentage of sales. In dollars, all other SG&A expenses were $29 million in the third quarter of fiscal 2010 compared to $34 million in the third quarter of fiscal 2009, primarily due to lower depreciation.

(5.8)	Total

We evaluate the recoverability of the carrying amount of long-lived assets (primarily store property and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges within selling, general and administrative expenses for underperforming stores in future quarters.
Income Taxes
We recognized income tax benefits of $0.2 million and $5 million for the third quarters of fiscal 2010 and 2009, respectively. The effective income tax rate was 2.4% in the third quarter of fiscal 2010 versus 31.6% in the third quarter of fiscal 2009. The difference in the effective income tax rate was primarily attributable to maintaining the valuation allowance against our deferred tax assets in the third quarter of fiscal 2010, which was initially established in the fourth quarter of fiscal 2009. For further information, see Note 8 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Net Loss and Net Loss Per Share
Our net loss for the third quarter of fiscal 2010 was $7.0 million, or $(0.11) per share, versus a net loss of $10.9 million, or $(0.17) per share, for the third quarter of fiscal 2009. Amounts for the third quarter of fiscal 2010 include a $2.6 million valuation allowance against our deferred tax assets. On a non-GAAP basis, excluding the impact of this valuation allowance and using a normalized 39% income tax rate, our net loss for the third quarter of fiscal 2010 was $4.3 million, or $(0.07) per share.
About Non-GAAP Financial Measures
The preceding paragraph contains non-GAAP financial measures, including non-GAAP net loss and non-GAAP net loss per share for the third quarter of fiscal 2010. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures do not reflect a comprehensive system of accounting, differ from GAAP measures with the same names, and may differ from non-GAAP financial measures with the same or similar names that are used by other companies. We compute non-GAAP financial measures using a consistent methodology from quarter to quarter and year to year. We may consider whether other significant items that arise in the future should be excluded from the non-GAAP financial measures.
We excluded a deferred tax asset valuation allowance charge in presenting a non-GAAP net loss amount and per share amount above under the caption “Net Loss and Net Loss Per Share.” We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results primarily because they exclude amounts that are not considered part of ongoing operating results when planning and forecasting and when assessing the performance of the organization, individual operating segments or our senior management. In addition, we believe that non-GAAP financial information is used by analysts and others in the investment community to analyze our historical results and to provide estimates of future performance versus the results and estimates of others. We believe that failure to report these non-GAAP measures excluding the impact of the valuation allowance could result in confusion among investors and analysts by creating a misplaced perception that our results have underperformed or exceeded expectations.
The first three quarters (39 weeks) ended October 30, 2010, as compared to the first three quarters (39 weeks) ended October 31, 2009
Net Sales
Net sales decreased to $667 million for the first three quarters of fiscal 2010 from $735 million for the first three quarters of fiscal 2009. The components of this $68 million decrease in net sales are as follows:

$ millions	Attributable to
$(60)
9% decline in comparable store net sales in the first three quarters of fiscal 2010, compared to the first three quarters of fiscal 2009, due to a low-teens percentage decline in total transactions, partially offset by a mid-single digit percentage improvement in the average sale transaction. The improvement in the average sale transaction was driven by a mid-single digit percentage increase in average unit retail prices as a result of improved full-price selling.

(17)	Decrease in sales due to store closures.
9	Other non-comparable sales including sales from new, expanded or relocated stores not yet included in the comparable store base and e-commerce sales.

$(68)	Total

Total comparable store sales of Men’s merchandise increased 2% in the first three quarters of fiscal 2010 compared to the first three quarters of fiscal 2009. The improvement was driven by our renewed focus on featuring heritage brands and improved product presentation in the stores. Total comparable store sales of Women’s merchandise declined 19% in the first three quarters of 2010 versus the same period in fiscal 2009. During the second and third quarters of fiscal 2010, we have started modifying our Women’s merchandise assortment to target a slightly older and more fashion-driven teen customer with the goal of improving the sales trending of this business.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $158 million for the first three quarters of fiscal 2010 versus $192 million for the first three quarters of fiscal 2009. As a percentage of net sales, gross margin was 23.6% for the first three quarters of fiscal 2010, compared to 26.2% for the first three quarters of fiscal 2009. The components of this 2.6% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(1.9)
Deleverage of occupancy costs as a result of the negative 9% same-store sales for the first three quarters of fiscal 2010. Occupancy costs were $142 million in the first three quarters of fiscal 2010 and $143 million in the first three quarters of fiscal 2009.

(0.8)	Decrease in merchandise margins as a percentage of sales primarily due to decreased initial markups.
0.1
Decrease in buying and distribution costs to $28 million in the first three quarters of fiscal 2010 compared to $31 million in the first three quarters of fiscal 2009 due to reduced activity associated with lower sales.

(2.6)	Total

Selling, General and Administrative Expenses
SG&A decreased to $218 million for the first three quarters of fiscal 2010 from $245 million for the first three quarters of fiscal 2009, a decrease of $27 million, or 11%. These expenses decreased to 32.7% as a percentage of net sales in the first three quarters of fiscal 2010 from 33.4% in the first three quarters of fiscal 2009. The components of this 0.7% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
(1.0)	Decrease in non-cash asset impairment charges to $8 million in the first three quarters of fiscal 2010 compared to $17 million in the first three quarters of fiscal 2009.
0.5
Increase in payroll and payroll-related expenses as a percentage of sales. In dollars, payroll and payroll-related expenses were $124 million in the first three quarters of fiscal 2010 compared to $133 million in the first three quarters of fiscal 2009 due to managing these expenses to a lower sales base.

(0.2)
Decrease in all other SG&A expenses as a percentage of sales. In dollars, all other SG&A expenses declined to $85 million in the first three quarters of fiscal 2010 from $95 million in the first three quarters of fiscal 2009, primarily due to lower depreciation.

(0.7)	Total

We evaluate the recoverability of the carrying amount of long-lived assets (primarily store property and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges within selling, general and administrative expenses for underperforming stores in future quarters.
Income Taxes
We recognized income tax expense of $0.4 million and income tax benefit of $19 million for the first three quarters of fiscal 2010 and 2009, respectively. The effective income tax rate was (0.6)% in the first three quarters of fiscal 2010, versus 36.5% in the first three quarters of fiscal 2009. The difference in the effective income tax rate was primarily attributable to maintaining the valuation allowance against our deferred tax assets in the first three quarters of fiscal 2010, which was initially established in the fourth quarter of fiscal 2009. As a result of recording income tax provisions for certain state and local tax jurisdictions against our pre-tax operating losses, the effective income tax rate was negative in the first three quarters of fiscal 2010. For further information, see Note 8 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Net Loss and Net Loss Per Share
Our net loss for the first three quarters of fiscal 2010 was $61.5 million, or $(0.93) per share, versus a net loss of $33.8 million, or $(0.52) per share, for the first three quarters of fiscal 2009. Amounts for the first three quarters of fiscal 2010 include a $22.9 million valuation allowance against our deferred tax assets. On a non-GAAP basis, excluding the impact of this valuation allowance and using a normalized 37% income tax rate, our net loss for the first three quarters of fiscal 2010 was $38.5 million, or $(0.58) per share.
About Non-GAAP Financial Measures
The preceding paragraph contains non-GAAP financial measures, including non-GAAP net loss and non-GAAP net loss per share for the first three quarters of fiscal 2010. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures do not reflect a comprehensive system of accounting, differ from GAAP measures with the same names, and may differ from non-GAAP financial measures with the same or similar names that are used by other companies. We compute non-GAAP financial measures using a consistent methodology from quarter to quarter and year to year. We may consider whether other significant items that arise in the future should be excluded from the non-GAAP financial measures.
We excluded a deferred tax asset valuation allowance charge in presenting a non-GAAP net loss amount and per share amount above under the caption “Net Loss and Net Loss per Share.” We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results primarily because they exclude amounts that are not considered part of ongoing operating results when planning and forecasting and when assessing the performance of the organization, individual operating segments or our senior management. In addition, we believe that non-GAAP financial information is used by analysts and others in the investment community to analyze our historical results and to provide estimates of future performance versus the results and estimates of others. We believe that failure to report these non-GAAP measures excluding the impact of the valuation allowance could result in confusion among investors and analysts by creating a misplaced perception that our results have underperformed or exceeded expectations.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow, with occasional short-term borrowings. Our primary capital requirements have historically been for the financing of inventories and store construction. Based on current forecasts and plans for the year, we believe that our cash flows from operating activities, working capital, credit facility availability, the borrowings discussed below under the caption “Mortgage Transactions,” and other available sources of financing will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months. We have not borrowed under our Credit Facility since early November 2008 and do not currently project any borrowings under such Facility over the next twelve months.

(In thousands)
THREE QUARTERS ENDED	October 30, 2010	October 31, 2009
Net cash (used in)/provided by operating activities	$(62,199)	$6,228
Net cash used in investing activities	(15,544)	(15,807)
Net cash provided by financing activities	28,627	367

Net decrease in cash and cash equivalents	$(49,116)	$(9,212)

Operating Cash Flows
Net cash used in operating activities for the first three quarters of fiscal 2010 was $62 million. We used $8 million of cash in operations (net of non-cash charges), before changes in operating assets and liabilities. In addition, operating cash flows decreased $54 million from changes in operating assets and liabilities primarily due to increases in merchandise inventories of $38 million (net of accounts payable) due to the seasonal variation between the peak Holiday selling season and the annual low point for inventories at the end of the fiscal year. Additionally, operating cash flows decreased $16 million primarily due to a reduction in other current liabilities of $8 million and amortization of deferred lease incentives of $8 million.
Net cash provided by operating activities for the first three quarters of fiscal 2009 was $6 million. Cash provided by operations (net of non-cash charges), before changes in operating assets and liabilities, was $40 million. Operating cash flows decreased $34 million from changes in operating assets and liabilities primarily due to increases in merchandise inventories of $43 million (net of accounts payable) due to the seasonal variation between the peak Holiday selling season and the annual low point for inventories at the end of the fiscal year. Additionally, operating cash flows decreased $19 million primarily due to amortization of deferred lease incentives of $10 million and a reduction of other current liabilities of $9 million. Offsetting these cash flow decreases was a receipt of a $28 million federal tax refund.
Working Capital
Working capital at October 30, 2010 was $114 million compared to $117 million at January 30, 2010, a decrease of $3 million. The changes in working capital were as follows:

$ millions	Description
$117	Working capital at January 30, 2010
(49)	Decrease in cash and cash equivalents (see Condensed Consolidated Statements of Cash Flows).
38	Increase in merchandise inventories, net of accounts payable, from fiscal year end due to planned receipt flows.
8	Decrease in other current liabilities, primarily accrued liabilities.

$114	Working capital at October 30, 2010

Investing Cash Flows
Net cash used in investing activities in the first three quarters of both fiscal 2010 and fiscal 2009 was $16 million. Investing cash flows for the first three quarters of fiscal 2010 were comprised entirely of capital expenditures. Investing cash flows for the first three quarters of fiscal 2009 were comprised of capital expenditures of $20 million offset by proceeds from the sale of land of approximately $4 million. We expect total capital expenditures for fiscal 2010 to be approximately $20 million.

Financing Cash Flows
Net cash provided by financing activities in the first three quarters of fiscal 2010 was $29 million compared to $0.4 million in the first three quarters of fiscal 2009. In fiscal 2010, cash flows from financing were primarily comprised of proceeds received from the mortgage debt transactions discussed in Note 7 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In fiscal 2009, cash flows from financing activities were comprised primarily of proceeds from the exercise of stock options.
Credit Facility
Information regarding our credit facility is contained in Note 5 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Mortgage Transactions
On August 20, 2010, through our wholly-owned subsidiaries, Miraloma Borrower Corporation, a Delaware corporation, and Pacific Sunwear Stores Corp., a California corporation, we executed two promissory notes pursuant to which borrowings in an aggregate amount of $29.8 million from American National Insurance Company were incurred. Additional information regarding these transactions is contained in Note 7 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of equipment leases. We lease all of our retail store locations under operating leases. We lease primarily computer equipment under both capital and operating leases. From time to time, we also enter into agreements to license trademarks and are required to pay guaranteed minimum royalties. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At October 30, 2010, our future financial commitments under all existing contractual obligations were as follows:

		Payments Due by Period (in $ millions)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating lease obligations	$456	$90	$149	$110	$107
Mortgage debt	30	1	1	1	27
Letters of credit	19	19	—	—	—
Guaranteed minimum royalties	5	<1	3	2	—
Capital lease obligations	<1	<1	<1	—	—
Uncertain tax contingencies ASC 740 (FIN 48)	<1	—	<1	—	—

Total	$512	$111	$154	$113	$134

Over the next three fiscal years through 2013, we will have approximately 50% of our store leases reach the end of their original lease term. These leases will either be renewed or extended, potentially at different rates, or be allowed to expire. Generally, lease renewals for stores with lower sales volumes are for one to three years while lease renewals for stores with higher sales volumes are for five to ten years. As a result, depending on market conditions, actual future rental commitments and the time frame of such commitments may differ significantly from those shown in the table above.
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

We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through April 2021. Substantially all of our retail store leases require us to pay minimum rent, CAM charges, insurance, property taxes and additional percentage rent based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically seven to ten years for new stores, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed 19 stores in the first three quarters of fiscal 2010. We currently anticipate closing approximately 45 stores for all of fiscal 2010.
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
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past. However, we are currently anticipating that product sourcing costs will increase during 2011 due to a combination of increases in cotton, labor and currency costs. We currently estimate that these cost increases will adversely affect our net merchandise margins in fiscal 2011. We intend to at least partially mitigate this through a combination of initiatives such as better product assortments, refined pricing strategies, localization initiatives, and detailed reviews of product specifications.

Seasonality and Quarterly Results
Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, approximately 45% of our net sales have occurred in the first half of the fiscal year and 55% have occurred in the second half, with the Back-to-School and Holiday selling periods accounting for approximately 30-35% of our annual net sales. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including variability in same-store sales; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk from the Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements). Direct borrowings under the Credit Facility bear interest at the administrative agent’s alternate base rate (as defined, 3.5% at October 30, 2010) or at optional interest rates that are primarily dependent upon LIBOR or the federal funds effective rate for the time period chosen. At October 30, 2010, we had no direct borrowings outstanding under the Credit Facility.
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
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 30, 2010.
No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
For information on legal proceedings see “Litigation” within Note 10 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.
Item 1A. Risk Factors.
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 30, 2010, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended July 31, 2010, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). We believe there are no material changes from the disclosure provided in such Reports with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
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

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: December 8, 2010	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: December 8, 2010	By:	/s/ MICHAEL L. HENRY
Michael L. Henry
Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)