Form 10-K
period 2011-01-29
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2011-03-31
CIK 874841

United States
Securities and Exchange Commission

Washington, D.C. 20549
FORM 10-K

(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: January 29, 2011 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-21296

PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

California (State of incorporation)	95-3759463 (I.R.S. Employer Identification No.)

3450 E. Miraloma Ave., Anaheim, CA (Principal executive offices)	92806 (Zip Code)

Registrant’s telephone number, including area code:
(714) 414-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:
None.

•	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

•	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

•	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

•	Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

•	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of July 31, 2010, the last business day of the most recently completed second quarter, was approximately $265 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

On March 30, 2011, the registrant had 66,223,380 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-K
For the Fiscal Year Ended January 29, 2011

Index

PART I

ITEM 1. BUSINESS

Pacific Sunwear of California, Inc. (together with its wholly owned subsidiaries, the “Company,” “Registrant,” “PacSun,” “we,” “us,” or “our”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. We sell a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. We operate a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” The Company, a California corporation, was incorporated in August 1982. As of January 29, 2011, we leased and operated 852 stores in each of the 50 states and Puerto Rico, comprised of 3.3 million total square feet.

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

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks

2011	January 28, 2012	52
2010	January 29, 2011	52
2009	January 30, 2010	52
2008	January 31, 2009	52
2007	February 2, 2008	52
2006	February 3, 2007	53

Our Mission and Strategies

Our mission is to be the favorite place for teens and young adults to shop in the mall. Our objective is to provide our customers with a compelling merchandise assortment and great shopping experience that together highlight a great mix of heritage brands, proprietary brands and emerging brands that speak to the action sports, fashion and music influences of the California lifestyle. We offer an assortment of apparel, accessories and footwear for young men and women designed to meet the fashion needs of our customers. We believe the following items are the key strategic elements in executing our stated mission:

Strong Emphasis on Brands. PacSun’s foundation has traditionally been built upon a great collection of powerful brands. Today, that mix of brands includes heritage brands, our own proprietary brands and a mix of up-and-coming, emerging brands. Our heritage brands have been partnered with us for many years and include some of the most well-known names in the action sports industry, including Fox Racing, DC Shoes, Roxy, Quiksilver, Hurley, Billabong, Element, O’Neill, Vans and Volcom, among others. In recent years, we have also built our own proprietary brands, including Bullhead®, Kirra®, On the Byas®, Black Poppy® and Nollie®, to complement our heritage brands and give us added flexibility within certain categories. In fiscal 2010, we also licensed the Modern Amusement® brand from Dirty Bird Productions, Inc., a company owned by Mossimo Giannulli, the founder of the Mossimo® brand. Additionally, we continually seek to introduce emerging brands that bring newness to our stores and speak to the ever-changing tastes of our customers. Taken together, we believe that this mix of brands gives us the capability to offer our customers an unmatched selection of fashionable and authentic products.

Our in-store merchandise presentations feature heritage brands throughout our store via fixtures dedicated to particular brands along with their own brand signage. Within approximately 200 stores, we have also partnered with

2     Pacific Sunwear of California, Inc. Form 10-K 2010

key brands to allow them to create “brand shops” that offer them the opportunity to create their own selling space within our stores and display their product in a unique manner.

New Strategic Marketing Initiatives. In the recent past, our marketing efforts have been generally limited to in-store creative content and relatively few in-store promotional events. In fiscal 2011, we plan to launch a new marketing strategy that will encompass a variety of media, including television, print advertising, mobile marketing and in-store visual elements, designed to showcase the full capabilities of the brands we carry and what we believe to be the improved styling and aesthetic of the merchandise assortments we will deliver. We believe the combination of improved product supported by a compelling marketing campaign is necessary to connect consumers with what PacSun has to offer. We are working cooperatively with key heritage brands to create new programs and approaches to generate excitement around PacSun and the California lifestyle we embody without meaningfully increasing our total marketing expenses.

Localized Assortment Planning. We believe that there continues to be a significant opportunity to improve both our sales and merchandise margin performance through more refined merchandise assortment planning strategies. We historically took a “one size fits all” approach to merchandise assortments in our stores in terms of the timing of product flows and brand or category presentation. This approach generally resulted in all stores receiving seasonal categories (i.e., swim in spring or fleece in autumn) at the same time and in the same magnitude. During fiscal 2010, we began grouping our stores into a number of store clusters based on customer segmentations, brand performance, differences in weather and demographics, among other characteristics. In conjunction with this clustering, we began changing our allocation strategies to distribute what we believe to be the right products to the right stores for the right customers. The majority of our assortments are consistent across all stores but our clustering results in subtle penetration changes by brand and category for the last 20% to 40% of a given store’s assortment. We intend to continue refining these new clustering and allocation strategies during fiscal 2011.

Merchandising

Merchandise. Our stores offer an assortment of casual apparel, related accessories and footwear for young men and women, with the goal of being viewed by our customers as the most desired retailer for their lifestyle. The following tables set forth our merchandise assortment as a percentage of net sales for the most recent three fiscal years:

	Fiscal Year
	2010	2009	2008
Men’s Apparel	49%	45%	41%
Women’s Apparel	38%	43%	42%
Accessories and Footwear	13%	12%	17%

Total	100%	100%	100%

Our sales per square foot has fallen from $350 in fiscal 2007 to $258 in fiscal 2010, an aggregate decline of 26%. A significant factor in the decline in our sales productivity, particularly in fiscal 2010, was the performance of denim. Denim represented 12% of net sales in fiscal 2007 and then grew significantly over the next two years to peak at 22% of net sales in fiscal 2009, driven by our proprietary Bullhead® denim and our foundational “skinny” fit. During fiscal 2010, denim became a very price-competitive business with very little newness or uniqueness in the marketplace in terms of fit or trend. As a result, same-store sales of denim, which represented 18% of net sales for fiscal 2010, fell by over 20%. Until a new significant denim trend or other meaningful alternative to denim is developed, sales of denim are likely to continue to be challenging in the near future. Another significant factor in our declining sales productivity over the past three years was attributable to the combination of accessories and footwear (“non-apparel”). Prior to fiscal 2007, non-apparel accounted for more than 30% of net sales versus only 12% in fiscal 2009 resulting from a de-emphasis on non-apparel categories. In retrospect, we believe we lost significant sales opportunities as a result of our previous decisions to de-emphasize non-apparel categories during fiscal 2008 and 2009. We began working toward reclaiming non-

Pacific Sunwear of California, Inc. Form 10-K 2010     3

apparel sales during fiscal 2010, ending the year with footwear reintroduced to approximately 450 stores; however, non-apparel still only represented 13% of net sales for the year.

Heritage Brands. We offer a wide selection of well-known action-sports inspired heritage brands, such as Fox Racing, Billabong, Element, DC Shoes, Roxy, Quiksilver, Hurley, O’Neill, Vans and Volcom, among others. In addition, we continually cultivate relationships to add and support up-and-coming brands, even if they are not of sufficient size to deliver to our stores on a nationwide basis. During fiscal 2010, Fox Racing accounted for 10% of our net sales. No other branded vendor accounted for more than 7% of net sales in fiscal 2010. During fiscal 2009 no vendor accounted for more than 10% of net sales. In fiscal 2008, Billabong (which then incorporated both the Billabong and Element brands) accounted for 11% of net sales and Quiksilver (which incorporates the DC Shoes, Roxy and Quiksilver brands) accounted for 10% of net sales. Branded merchandise accounted for approximately 54%, 52% and 62% of net sales in fiscal 2010, 2009 and 2008, respectively.

Proprietary Brands. We supplement our name-brand offerings with our proprietary brands, including Bullhead®, Kirra®, On the Byas®, Black Poppy® and Nollie®. Proprietary brands provide us with an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise, capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and exercise a greater degree of control over the flow of our merchandise. Our own product design group, in collaboration with our buying staff, designs our proprietary brand merchandise. Our sourcing organization oversees the manufacture and delivery of our proprietary brand merchandise, with manufacturing sourced both domestically and internationally. Our proprietary brand merchandise accounted for approximately 46%, 48%, and 38% of net sales in fiscal 2010, 2009, and 2008, respectively.

Vendor and Contract Manufacturer Relationships. We generally purchase merchandise from vendors that target distribution through specialty retailers, small boutiques and, in some cases, particular department stores, rather than distribution through mass-market channels. To encourage the design and development of new merchandise, we frequently share ideas regarding fashion trends and merchandise sell-through information with our vendors. We also suggest merchandise design and fabrication to certain vendors.

We have cultivated our proprietary brand sources with a view toward high-quality merchandise, production reliability and consistency of fit. We source our proprietary brand merchandise both domestically and internationally in order to benefit from the shorter lead times associated with domestic manufacturing and the lower costs associated with international manufacturing.

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

All merchandise is delivered to our distribution facility in Olathe, Kansas where it is inspected, received, allocated to stores, ticketed when necessary and boxed for distribution to our stores or packaged for delivery to our Internet customers. Each store is typically shipped merchandise three to five times a week, providing it with a steady flow of new merchandise. We use both national and regional carriers to ship merchandise to our stores and Internet customers. We may occasionally use air freight to ship merchandise to stores when necessary.

4     Pacific Sunwear of California, Inc. Form 10-K 2010

E-commerce. Our Internet sales represented approximately 5% of our sales for each of fiscal 2010 and fiscal 2009. We sell a combination of the same selection of merchandise carried in our stores along with online exclusives at www.pacsun.com. We also advertise our website as a shopping destination on certain Internet portals and search engines and market our website in our stores. Our Internet strategy benefits from the nationwide retail presence of our stores, brand recognition of PacSun, an Internet-savvy customer base, and the availability of our key brands.

Stores

Locations. We operate stores in each of the 50 states and Puerto Rico. For a geographical breakdown of stores by state, see Item 2, “Properties.”

Real Estate Strategy. Prior to fiscal 2007, the Company grew rapidly, with more than 50 new store openings per year. Given the economic environment and our sales performance over the past three years, our focus has shifted from continuing to open new stores to optimizing our existing fleet of stores. In order to improve the overall productivity of our store fleet, we intend to close under-performing stores and/or renegotiate existing lease terms to achieve more appropriate occupancy structures within our leases. We closed 44, 40 and 38 stores in fiscal 2010, 2009 and 2008, respectively. We currently expect to close an additional 30 to 50 stores in fiscal 2011 depending on our ability to negotiate acceptable lease terms as leases come up for renegotiation at lease expiration or at any earlier lease kick-out opportunity. A kick-out clause relieves us of any future obligation under a lease if specified sales levels for our stores or mall occupancy targets are not achieved by a specified date. We have an aggregate of nearly 400 lease expirations for reconsideration through 2013. While there is a mixture of productive and non-productive stores to address each year, we will continue closing more stores than we open in each of the next three years. Specifically for fiscal 2011, we currently do not plan to open any new stores and will expand/relocate approximately five stores.

Store Operations. Our stores are open for business during mall shopping hours. Each store has a manager, one or more assistant managers and approximately six to twelve part-time sales associates. District managers supervise approximately a dozen stores and approximately a dozen district managers report to a regional director. District and store managers participate in a bonus program based on achieving predetermined metrics. We have store operating policies and procedures and in-store training for new managers. We place an emphasis on loss prevention programs in order to control inventory shrinkage. These programs include the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention and monitoring of returns, voids and employee sales. As a result of these programs, our historical inventory shrinkage rates have been below 2% of net sales at retail (1% at cost).

Competition

The retail apparel, accessory and footwear business is highly competitive. Our stores compete on a national level with certain leading specialty retail chains as well as certain department stores that offer the same or similar brands and styles of merchandise including: Abercrombie & Fitch, Aéropostale, American Eagle Outfitters, The Buckle, Forever 21, H&M, Hollister, J.C. Penney, Kohl’s, Macy’s, Nordstrom, Old Navy, Target, Tilly’s, Urban Outfitters and Zumiez, as well as a wide variety of regional and local specialty stores. Many of our competitors are larger than we are and have significantly greater resources available to them than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.

Trademarks and Service Marks

We are the owner in the United States of the marks “Pacific Sunwear of California®,” “PacSun®,” and “Pacific Sunwear®.” We also use and have registered, or have a pending registration on, a number of other marks, including those attributable to our proprietary brands such as Bullhead®, Kirra®, Nollie®, Black Poppy® and On the Byas®. We have also registered many of our marks outside of the United States. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

Pacific Sunwear of California, Inc. Form 10-K 2010     5

Information Technology

Our information systems provide our management, our merchandising group and our planners with data that helps us identify emerging trends and manage inventories. These systems include purchase order management, open order reporting, open-to-buy, receiving, distribution, merchandise allocation, basic stock replenishment, inter-store transfers and inventory and price management. We use daily and weekly item sales reports to make purchasing and markdown decisions. Merchandise purchases are generally based on planned sales and inventory levels. All of our stores have a point-of-sale system featuring bar-coded ticket scanning, price look-up capability, electronic check and credit/debit authorization and automated nightly transmittal of data between each store and our corporate office.

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

Employees

At the end of fiscal 2010, we had approximately 11,500 employees, of whom approximately 8,750 were part-time. Of the total employees, approximately 550 were employed at our corporate headquarters and distribution center. A significant number of seasonal employees are hired during peak selling periods. None of our employees are represented by a labor union, and we believe that our relationships with our employees are good.

Executive Officers. Set forth below are the names, ages, titles, and certain background information of persons serving as executive officers of the Company as of March 31, 2011:

Executive Officer	Age	Title

Gary H. Schoenfeld	48	President, Chief Executive Officer and Director
Charles Mescher	37	Sr. Vice President, Men’s Merchandising
Christine Lee	40	Sr. Vice President, Women’s Merchandising
Paula M. Lentini	47	Sr. Vice President, Retail
Michael L. Henry	40	Sr. Vice President, Chief Financial Officer
Jonathan Brewer	56	Sr. Vice President, Product Development and Supply Chain
Craig E. Gosselin	51	Sr. Vice President, General Counsel, Human Resources and Secretary

Gary H. Schoenfeld was appointed President and Chief Executive Officer in June 2009. Prior to joining us, he was President of Aritzia Inc., a Canadian fashion retailer, and Chief Executive Officer of Aritzia USA from August 2008 to February 2009, and was a director of Aritzia Inc. from May 2006 to June 2009. From 2006 until 2008 he was Vice Chairman and President and then Co-CEO of Global Brands Group, a brand management and licensing company based in London and Singapore which is the world-wide master licensee for The FIFA World Cuptm. From September 1995 to July 2004, Mr. Schoenfeld was an executive officer of Vans, Inc., a publicly traded designer, distributor and retailer of footwear. He joined Vans as Chief Operating Officer, then became President and a member of the Board of Directors in 1996 and Chief Executive Officer in 1997. He currently serves as a director of CamelBak Products, LLC, and is a former director of 24 Hour Fitness, Inc. and Global Brands Group.

Charles Mescher was appointed Senior Vice President, Men’s Merchandising in January 2008. He is responsible for all merchandising, buying and design related to Men’s merchandise, including all apparel, accessories and footwear. Prior to that, he served the Company as Vice President/General Merchandise Manager of Young Men’s merchandise

6     Pacific Sunwear of California, Inc. Form 10-K 2010

and accessories from March 2006 to January 2008. Mr. Mescher joined the Company in January 2005 as Division Merchandise Manager of Young Men’s. Prior to joining the Company, he served in various merchandising positions for Nike, The Gap and Abercrombie & Fitch.

Christine Lee was appointed Senior Vice President, Women’s Merchandising in February 2010. She leads all aspects of merchandising, buying and design for our Women’s apparel, accessories and footwear business. Prior to joining us, Ms. Lee spent 18 years with specialty retailer Urban Outfitters working her way from Sales Associate to General Merchandise Manager of Women’s Apparel and Accessories, as well as Urban Renewal and Design. In this role she drove merchandise trends, new concepts and key item decisions for a $300 million business.

Paula M. Lentini was appointed Senior Vice President, Retail in April 2010. Ms. Lentini is responsible for managing all aspects of our retail stores, store operations, loss prevention, visual merchandising, construction and real estate. Prior to joining us, she was Vice President of Retail Sales and Operations at T-Mobile USA, a wireless provider, from September 2007 to March 2010. From 2005 until 2007 she was a Zone Vice President at The Gap, Inc., leading stores in Canada and the Central United States. From 2004 to 2005 Ms. Lentini was the Senior Vice President of Retail Sales and Operations for Giorgio Armani and Emporio Armani, USA. From 2000 to 2004 she was a Regional Director/Zone Vice President for Victoria’s Secret Stores in the Central United States. Prior to Joining Victoria’s Secret Stores, Ms. Lentini was employed in a variety of positions at The Gap, Inc., domestically and internationally, from 1990 to 2000.

Michael L. Henry was appointed Senior Vice President, Chief Financial Officer in January 2008. In this position, he has responsibility for all aspects of the Company’s financial planning and reporting, treasury, tax, insurance, investor relations, real estate, and facilities. Prior to that, he served as Interim Chief Financial Officer from November 2007 to January 2008, and Vice President, Controller from February 2006 to November 2007. Mr. Henry joined the Company in September 2000 as Controller. Prior to joining the Company, he worked in the audit practice of Deloitte & Touche LLP. Mr. Henry is a certified public accountant (inactive). He served as the Company’s Secretary from January 2008 to June 2010.

Jonathan Brewer was appointed Senior Vice President, Product Development and Supply Chain in June of 2010. Mr. Brewer is responsible for managing all aspects of Product Development, Sourcing, Quality Assurance, Product Integrity, and Supply Chain Operations including inbound and outbound logistics and the Olathe Distribution Center. Prior to this, Mr. Brewer was Vice President of Product Development and Sourcing for the Company. Before joining PacSun, Mr. Brewer held various executive positions between 1996 and 2006 at Warner Bros. Inc., including Vice President International Sourcing for Warner Bros. Consumer Products and Vice President of Sourcing and Quality Assurance for Warner Bros. Studio Stores. From 1994 until 1996 he was Director of Sourcing at a division of Kellwood Inc. Between 1983 to 1994 Mr. Brewer was the Vice President of Production at Segue Ltd., a private label import company. Mr. Brewer began his career at May Department Stores in its executive training program and held various merchandising positions.

Craig E. Gosselin was appointed Senior Vice President, General Counsel and Human Resources in December 2009. He was appointed Secretary of the Company in June 2010. Mr. Gosselin oversees our Legal and Human Resources functions. Mr. Gosselin joined the Company from Connolly, Finkel and Gosselin LLP (“CF&G”) and was a partner of that firm, and its predecessor Zimmermann, Koomer, Connolly and Finkel LLP, since 2005. While with the firm, Mr. Gosselin represented leading brands, including Vans, CamelBak, Ariat, Von Dutch, The North Face, JanSport, Reef and 7 For All Mankind. Prior to joining CF&G, Mr. Gosselin spent nearly 13 years with Vans, Inc., serving as Senior Vice President and General Counsel. Prior to Vans, Mr. Gosselin practiced corporate mergers and acquisitions and securities law at several large law firms, including Shea & Gould and Pacht, Ross, Warne, Bernhard & Sears.

Pacific Sunwear of California, Inc. Form 10-K 2010     7

ITEM 1A.	RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	our branding and merchandising strategies,

•	our “localization” strategies, including our belief that redefining our merchandise assortment planning strategies could improve both our sales and merchandise margin performance for fiscal 2011,

•	the sufficiency of working capital, operating cash flows and available credit to meet our operating and capital expenditure requirements,

•	our capital expenditure plans for fiscal 2011,

•	forecasts of future store closures, expansions, relocations and store refreshes, during fiscal 2011,

•	future borrowings and repayments under our credit facility, and

•	future increases in occupancy expenses.

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

We face significant competition from both vertically-integrated and brand-based competitors which could have a material adverse effect on our business. The retail apparel business is highly competitive. We compete on a national level with a diverse group of retailers, including vertically-integrated and brand-based national, regional and local specialty retail stores, and certain leading department stores and off-price retailers that offer the same or similar brands and styles of merchandise as we do. Many of our competitors are larger and have significantly greater resources than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service. Current and increased competition could have a material adverse effect on our business.

Our failure to identify and respond appropriately to changing consumer preferences and fashion trends in a timely manner could have a material adverse impact on our business and profitability. Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise at competitive prices and in adequate quantities that satisfies customer demand in a timely manner. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could have a material adverse effect on our same store sales results, gross margins, operating margins, results of operations and financial condition. In addition, misjudgments or unanticipated fashion changes may result in excess or slow-moving inventory, which may need to be heavily discounted to be disposed of. Such discounts and increased inventory costs could have a material adverse effect on our business. Misjudgments or unanticipated fashion changes could also have a material adverse effect on

8     Pacific Sunwear of California, Inc. Form 10-K 2010

our image with our customers. Some of our vendors have limited resources, production capacities and operating histories and some have intentionally limited the distribution of their merchandise. The inability or unwillingness on the part of key vendors to expand their operations to accommodate our merchandising requirements, or the loss of one or more key vendors or proprietary brand sources for any reason, could have a material adverse effect on our business.

We face increasing product costs from our manufacturing partners in fiscal 2011, which could result in significant margin erosion. Worldwide prices for cotton have increased significantly year-over-year, affecting the costs of many of our vendors. We currently estimate that these increasing product costs could result in significant margin erosion for us in fiscal 2011. Additionally, a significant percentage of our private label apparel products, and the products sold to us by our branded partners, are manufactured in China. Manufacturers in that country are currently experiencing increased costs due to shortages of labor and the fluctuation of the Chinese Yuan in relation to the U.S. dollar. If we are unable to successfully mitigate a significant portion of such product costs, our results of operations may be materially adversely effected.

Our failure to reverse declining sales and/or further gross margin declines would have a material adverse impact on our business, profitability and liquidity. In fiscal 2010 and fiscal 2009, we experienced declines of 8% and 20%, respectively, in comparable store net sales. The failure to reverse this negative trend in fiscal 2011 would have a material adverse impact on our business, results of operations, financial condition, liquidity and stock price. For example, if the Company were to experience a same-store sales decline in fiscal 2011 similar to fiscal 2010, coupled with further gross margin erosion, we believe that our working capital and cash flows from operating activities might not be sufficient to meet our operating requirements. We might be required to access most, if not all, of our credit facility and potentially require other sources of financing to fund our operations, which might not be available.

Our net sales, operating income and inventory levels fluctuate on a seasonal basis. We experience major seasonal fluctuations in our net sales and operating income, with a significant portion of our operating income typically realized during the six to seven week selling periods for each of the back-to-school and holiday seasons. Any decrease in sales or margins during these periods could have a material adverse effect on our results of operations and financial condition. Additionally, extended periods of unseasonably warm temperatures during the fall/winter season or cold weather during the spring/summer season could render a portion of our inventory incompatible with those unseasonable conditions. Seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We generally carry a significant amount of inventory, especially before the six to seven week back-to-school and holiday season selling periods. If we are not successful in selling inventory during these periods, we may have to sell the inventory at significantly reduced prices, which would adversely affect our profitability.

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

Our inability to reduce occupancy costs or close underperforming stores in the future may have a material adverse effect on our business and financial results. Occupancy costs represent a significant percentage of the total cost of operating our stores. Occupancy costs as a percentage of net sales have increased from 15.5% in fiscal 2008 to 20.4% in fiscal 2010. If we are unsuccessful in lowering our occupancy costs as a percent of sales in the future

Pacific Sunwear of California, Inc. Form 10-K 2010     9

it would be difficult to operate our stores profitably which in turn would have a material adverse effect on our business, results of operations and financial condition.

Additionally, our opportunity for new store openings has declined significantly over recent years, and we do not expect to open any new stores in fiscal 2011. Further, we anticipate closing an additional 30 to 50 underperforming stores in fiscal 2011, as leases come up for renegotiation, expire or we have an earlier lease kick-out opportunity. Based on our review of certain underperforming stores, we recorded $16 million, $27 million and $35 million in impairment charges during fiscal 2010, 2009 and 2008, respectively. If we are unable to achieve acceptable levels of store profitability or successfully negotiate the closing of underperforming stores, we may be required to record additional impairment charges in the future which could have a material adverse effect on our results of operations and financial condition.

Our customers may not prefer our proprietary brand merchandise, which may negatively impact our profitability. Sales from proprietary brand merchandise accounted for approximately 46%, 48%, and 38% of net sales in fiscal 2010, 2009 and 2008, respectively. There can be no assurance that any change in the sales penetration of proprietary brand merchandise will improve our operating results. Additionally, there can be no assurance that attempts to balance between our proprietary brand merchandise and other merchandise will improve our operating results. Because our proprietary brand merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise changes significantly (up or down), may have a material adverse effect on our same store sales results, operating margins, results of operations and financial condition.

We have previously changed certain of our merchandising strategies with the goal of improving our operating results. We may continue to modify our strategies going forward and we cannot be certain that our existing or modified strategies will be successful in improving our store productivity or profitability. In fiscal 2010, we reintroduced selected footwear and accessory merchandise in an effort to recapture sales within these product categories. We have also implemented a strategic initiative to improve the productivity of our stores in terms of sales per square foot and the profitability of our business as a whole by placing a greater emphasis on grouping our stores into a number of store clusters. These groupings are based on customer segmentations, brand performance, and differences in weather and demographics, among other characteristics. See Part I, Item I, “Business” for a further discussion of this initiative. In conjunction with this initiative, we have implemented certain changes in our allocation strategies designed to achieve better delivery of product to our customers. However, there can be no assurance that these new strategies, or any future modification of our strategies, will be successful or result in improved operating results.

Our foreign sources of production may not always be reliable, which may result in a disruption in the flow of new merchandise to our stores. We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of our merchandise. We purchase merchandise directly in foreign markets for our proprietary brands. In addition, we purchase merchandise from domestic vendors, some of which is manufactured overseas. We do not have any long-term merchandise supply contracts and our imports are subject to existing or potential duties, tariffs and quotas. Additionally, some of our vendors are relatively unsophisticated or underdeveloped and may have difficulty providing adequate quantities of quality merchandise to us in a timely manner. We face competition from other companies for production facilities and capacity. We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at United States ports, which could delay delivery of imports; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region within which our vendors do business, and competition with other companies for import quota capacities; (iv) imposition of duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with applicable import regulations; (vi) delayed receipt or non-delivery of goods due to organized labor strikes or unexpected or significant port congestion at United States ports; (vii) local business

10     Pacific Sunwear of California, Inc. Form 10-K 2010

practice and political issues; and (viii) acts of terrorism. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in countries that we do business with. Any inability on our part to rely on our foreign sources of production due to any of the factors listed above could have a material adverse effect on our business, results of operations and financial condition.

Our business could suffer if a manufacturer fails to conform to applicable domestic or international labor standards. We do not control our vendors or their labor practices. The violation of labor or other laws by any of our vendors, or the divergence of the labor practices followed by any of our vendors from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt, the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our results of operations and financial condition.

The loss of key personnel could have a material adverse effect on our business at any time. Our future success is dependent to a significant degree upon the services of our key personnel, particularly our executive officers. The loss of the services of any member of our senior management team could have a material adverse effect on our business, results of operations and financial condition. In this regard, we have historically used equity awards as a component of our executive compensation program in order to align management’s interests with the interests of our shareholders, encourage retention and provide competitive compensation and benefit packages. As a result of the decline in our stock price in recent years, the ability to retain present, or attract prospective executives through equity awards has been adversely affected.

Our success also depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including, merchants, designers, buyers, regional directors, district managers, store managers and store associates, who understand and appreciate our corporate culture and product and are able to adequately represent the California lifestyle to our customers. Qualified individuals of the requisite caliber and skills needed to fill these positions may be in short supply in some areas, and the employee turnover rate in the retail industry is high. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees. Our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations and financial condition.

We operate our business from one corporate headquarters facility and one distribution facility which exposes us to significant operational risks. All of our corporate headquarters functions reside within a single facility in Anaheim, California. Our distribution function resides within a single facility in Olathe, Kansas. Any significant interruption in the availability or operation of our corporate headquarters or distribution facility due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on our business, results of operations and financial condition.

Any material failure, interruption or security breach of our computer systems or information technology may adversely affect the operation of our business and our financial results. We are dependent on our computer systems and information technology to properly conduct business. A failure or interruption of our computer systems or information technology could result in the loss of data, business interruptions or delays in our operations. Also, despite our considerable efforts and technological resources to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur resulting in system disruptions, shutdowns, lost data or unauthorized disclosure of confidential information. Any security breach of our computer systems or information technology may result in adverse publicity, litigation, loss of sales and profits, damages, fines or other loss resulting from misappropriation of information.

In addition, while we regularly evaluate our information systems capabilities and requirements, there can be no assurance that our existing information systems will be adequate to support the existing or future needs of our business. We may have to undertake significant information system implementations, modifications and/or upgrades

Pacific Sunwear of California, Inc. Form 10-K 2010     11

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

The continued volatility in the U.S. economy and potential inflationary economic conditions may adversely affect consumer spending in the future, which could negatively impact our business, operating results and stock price. Our business operations and financial performance depend significantly on general economic conditions and their impact on levels of consumer spending. Consumer spending is impacted by a number of factors, including consumer confidence in the strength of the general economy, fears of economic recession or depression, the availability and cost of consumer credit, the cost of basic necessities such as food, fuel and housing, inflation, salary and wage levels, levels of taxation and unemployment levels. Additionally, inflationary economic conditions would likely increase the costs of manufacturing the goods we sell in our stores which could increase the prices charged by us for our products or reduce gross margins. Inflationary pressure could also have a negative impact on the ability of our customer to buy our products in previous volumes. Any increase in product cost or decrease in customer purchasing power due to inflationary economic conditions could have a material adverse effect on our results of operations.

A significant decrease in mall traffic would negatively impact our business and operating results. We are primarily a mall-based retailer and are dependent upon the continued popularity of malls as a shopping destination and the ability of shopping mall anchor tenants and other attractions within the vicinity of our stores to generate customer traffic. Unfavorable economic conditions, particularly in certain regions, have adversely affected mall traffic and resulted in the closing of certain anchor tenants. Volatility in the U.S. economy or an uncertain economic outlook could continue to lower consumer spending levels and cause a decrease in shopping mall traffic, each of which would adversely affect our sales and financial performance.

Any reinvestment in our existing store base may not result in improved operating performance. Conversely, the lack of any reinvestment may cause many of our stores to appear less attractive to customers. We believe that store design is an important element in the customer shopping experience. Many of our stores have been in operation for many years and have not been updated or renovated since opening. Some of our competitors are in the process of updating, or have updated, their store designs, which may make our stores appear less attractive in comparison. Due to the current economic environment and store performance, we have significantly scaled back our store refresh program. Any inability on our part to successfully implement new store designs in a timely manner could have a material adverse effect on our business, results of operations and financial condition.

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

Adverse outcomes of litigation matters or failure to comply with federal or state regulations could adversely affect us. We are involved from time to time in litigation incidental to our business, including several cases involving allegations that we have violated provisions of California wage and hour laws. See Item 3. “Legal Proceedings.” We believe that the outcome of current litigation will not have a material adverse effect upon our results of operations or financial condition. However, our assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against us not presently known to us or determinations by judges, juries or other

12     Pacific Sunwear of California, Inc. Form 10-K 2010

finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation. In addition to SEC rules and regulations, state laws, Sarbanes-Oxley requirements, new rules and regulations issued pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other U.S. public company regulations, there are various other requirements mandated for the textiles and apparel industries such as the Consumer Product Safety Improvement Act of 2008, California’s Proposition 65 and similar state laws. Failure to comply with these laws could have a material adverse effect on our business, results of operations, financial condition and stock price.

Our inability or failure to protect our intellectual property or our infringement of other’s intellectual property could adversely affect us. We believe that our trademarks and domain names are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trademarks or domain names could diminish the value of our brands and cause a decline in our net sales. Although we have secured or are in the process of securing protection for our trademarks and domain names in the United States and a number of other countries, there are certain countries where we do not currently have or where we do not currently intend to apply for protection for certain trademarks or at all. Also, the efforts we have taken to protect our trademarks may not be sufficient or effective. Therefore, we may not be able to prevent other persons from using our trademarks or domain names, which also could adversely affect our business. We are also subject to the risk that we or the third-party brands we carry may infringe on the intellectual property rights of other parties. Any infringement or other intellectual property claim made against us or the third-party brands we carry, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to pay additional royalties or license fees. As a result, any such claim could have a material adverse effect on our business, results of operations, financial condition and stock price.

Selling merchandise over the Internet carries particular risks that can have a negative impact on our business. Our Internet operations are subject to numerous risks that could have a material adverse effect on our operational results, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. Specific risks include but are not limited to: (i) diversion of traffic and sales from our stores; (ii) liability for online content; and (iii) risks related to the failure of the computer systems that operate our website and its related support systems, including computer viruses, credit card fraud, telecommunication failures and electronic break-ins and similar disruptions. While we have installed privacy protection systems, devices and activity monitoring on our network, if unauthorized parties gain access to our networks or databases, they may be able to steal, publish, delete or modify our private and sensitive third-party information. In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules. This could result in costly investigations and litigation, civil or criminal penalties and adverse publicity that could adversely affect our financial condition, results of operations and reputation. Further, if we are unable to comply with security standards established by banks and the credit card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect us.

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

Pacific Sunwear of California, Inc. Form 10-K 2010     13

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate stores in each of the 50 states and Puerto Rico. We lease our stores under operating lease agreements with initial terms of approximately ten years that expire at various dates through November 2021. For more information concerning our store operating lease commitments, see Note 10 to the Consolidated Financial Statements.

We own our corporate office which is located in Anaheim, California and encompasses a total of approximately 150,000 square feet. We operate a distribution center in Olathe, Kansas, which comprises approximately 400,000 square feet. We believe these facilities are capable of servicing our operational needs through fiscal 2011.

At the end of fiscal 2010, the geographic distribution of our 852 stores was as follows:

Alabama	4

Alaska	3

Arizona	17

Arkansas	4

California	110

Colorado	20

Connecticut	9

Delaware	4

Florida	66

Georgia	15

Hawaii	8

Idaho	4

Illinois	26

Indiana	17

Iowa	8

Kansas	7

Kentucky	7

Louisiana	9

Maine	6

Maryland	19

Massachusetts	21

Michigan	26

Minnesota	15

Mississippi	5

Missouri	14

Montana	4

Nebraska	4

Nevada	10

New Hampshire	7

New Jersey	24

New Mexico	6

New York	35

North Carolina	20

North Dakota	4

Ohio	32

Oklahoma	8

Oregon	13

Pennsylvania	44

Rhode Island	2

South Carolina	11

South Dakota	2

Tennessee	14

Texas	66

Utah	10

Vermont	4

Virginia	23

Washington	25

West Virginia	6

Wisconsin	18

Wyoming	2

Puerto Rico	14

ITEM 3.	LEGAL PROCEEDINGS

Ned Nelson, as an individual and on behalf of others similarly situated, vs. Pacific Sunwear of California, Inc., Los Angeles Superior Court, Case No. BC 436947. On April 30, 2010, the plaintiff in this matter filed a putative class action lawsuit against us alleging various violations of California’s wage and hour, overtime, meal break and rest break rules and regulations. The complaint sought class certification, the appointment of the plaintiff as class representative and an unspecified amount of damages and penalties. In March 2011, we settled this case for a nominal amount.

Charles Pfeiffer, individually and on behalf of other aggrieved employees vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corp., Superior Court of California, County of Riverside, Case No. 1100527. On January 13, 2011, the plaintiff in this matter filed a lawsuit against us alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks an unspecified amount of damages and penalties. We will file an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by us as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have an adverse effect on our operating results.

14     Pacific Sunwear of California, Inc. Form 10-K 2010

Phillip Gleason, on behalf of himself and others similarly situated vs. Pacific Sunwear of California, Inc., Superior Court of California, County of Los Angeles, Case No. 457654. On March 21, 2011, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. We have not yet been served in this case, but when we are we will file an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by us as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have an adverse effect on our operating results.

Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. We have not yet been served in this case, but when we are we will file an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by us as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have an adverse effect on our operating results.

We are also involved from time to time in other litigation incidental to our business. We believe that the outcome of current litigation will not likely have a material adverse effect on our results of operations or financial condition and, from time to time, we may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on our operating results.

ITEM 4.	REMOVED AND RESERVED

Pacific Sunwear of California, Inc. Form 10-K 2010     15

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “PSUN.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share of the common stock as reported by NASDAQ:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low

1st Quarter	$6.12	$3.51	$4.63	$1.08
2nd Quarter	5.45	2.98	4.88	2.85
3rd Quarter	6.18	3.76	7.25	3.26
4th Quarter	$6.80	$4.27	$6.19	$3.15

As of March 30, 2011, the number of holders of record of common stock of the Company was 343. We have never declared or paid any dividends on our common stock as our credit facility prohibits the payment of dividends.

Common Stock Repurchase and Retirement – The Company did not repurchase shares of common stock in fiscal 2010 or 2009. Our Board of Directors authorized a stock repurchase plan in July 2008 as a means to reduce our overall number of shares outstanding, thereby providing greater value to our shareholders through increased earnings per share. The Company ended fiscal 2010 with approximately $48 million available under the stock repurchase plan. The repurchase authorization does not expire until all authorized funds have been expended. The Company does not currently plan to repurchase any shares during fiscal 2011.

16     Pacific Sunwear of California, Inc. Form 10-K 2010

THE FOLLOWING PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE “FILED” WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total return on the Company’s common stock with the cumulative total return of the NASDAQ Stock Market (“NASDAQ Composite Index”) and the CRSP Total Return Industry Index for the NASDAQ Retail Trade Stocks (“NASDAQ Retail Trade Index”) for the period commencing on January 28, 2006 and ending on January 29, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Pacific Sunwear of California, Inc., the NASDAQ Composite Index
and the NASDAQ Retail Trade Index

Calculated Returns(1)	01/28/06	02/03/07	02/02/08	01/31/09	01/30/10	01/29/11

Pacific Sunwear	100	83	49	5	15	18
NASDAQ Composite Index	100	109	107	66	97	123
NASDAQ Retail Trade Index	100	103	111	75	127	168

(1) Returns are calculated based on the premise that $100 is invested in each of PacSun stock, the NASDAQ Composite Index and the NASDAQ Retail Index on January 28, 2006, and that all dividends (if any) were reinvested. Over a five year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each PacSun fiscal year. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Pacific Sunwear of California, Inc. Form 10-K 2010     17

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated income statement data for each of fiscal 2010, 2009 and 2008, and consolidated balance sheet data as of the end of fiscal 2010 and 2009, are derived from the audited Consolidated Financial Statements of the Company included herein and should be read in conjunction with such financial statements. Such data and the selected consolidated operating data below should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The consolidated income statement data for all years presented excludes the financial impact of the Company’s former “demo” and “One Thousand Steps” concepts due to the designation of these operations as discontinued operations during the first quarter of fiscal 2008 and the fourth quarter of fiscal 2007, respectively. The consolidated income statement data for fiscal 2006, as well as the consolidated balance sheet data as of the end of fiscal 2007 and 2006, are derived from audited Consolidated Financial Statements of the Company, which are not included herein. All amounts presented below are in millions, except per share and selected consolidated operating data.

	Fiscal Year
	2010	2009	2008	2007	2006

Consolidated Statement of Operations Data:
Net sales	$930	$1,027	$1,255	$1,306	$1,241
Gross margin (after buying, distribution and occupancy costs)	205	259	320	414	407
Operating (loss)/income from continuing operations	(95)	(81)	(61)	70	101
(Loss)/income from continuing operations	(97)	(70)	(39)	46	65
(Loss)/income from continuing operations per common share, diluted	$(1.46)	$(1.07)	$(0.59)	$0.65	$0.91

Consolidated Operating Data:
Comparable store net sales +/(-)(1)	(8.0)%	(20.0)%	(5.2)%	3.4%	(4.2)%
Average net sales($)/square foot(2)	$258	$275	$339	$350	$347
Average net sales($)/store (000s)(2)	$1,001	$1,062	$1,298	$1,334	$1,263
Stores open at end of period	852	894	932	954	965
Capital expenditures	$17	$23	$81	$106	$158

Consolidated Balance Sheet Data:
Merchandise inventories	$96	$90	$107	$170	$205
Working capital	$93	$117	$98	$187	$195
Total assets	$401	$477	$570	$752	$773
Long-term debt	$29	$—	$—	$—	$—
Shareholders’ equity(3)	$214	$307	$372	$483	$503

(1) Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening, relocation, expansion or conversion.

(2) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.

(3) The Company repurchased and retired common stock of $53 million and $99 million, during fiscal 2008 and 2006, respectively. The Company did not repurchase any common stock during fiscal 2010, 2009 or 2007.

18     Pacific Sunwear of California, Inc. Form 10-K 2010

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report on Form 10-K. This MD&A excludes the financial statement impact of the discontinued “demo” and “One Thousand Steps” store concepts (see Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” within Item 1A.
Executive Overview

We consider the following items to be key performance indicators in evaluating Company performance:

Comparable (or “same store”) sales – Stores are deemed comparable stores on the first day of the fiscal month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses and other costs that are somewhat fixed. Positive same store sales results usually generate greater operating leverage of expenses while negative same store sales results generally have a negative impact on operating leverage. Same store sales results also have a direct impact on our net sales, cash and working capital.

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

Store sales trends – We evaluate store sales trends in assessing the operational performance of our stores. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store were $1.0 million, $1.1 million and $1.3 million for fiscal 2010, 2009 and 2008, respectively. Average net sales per square foot were $258, $275 and $339 in fiscal 2010, 2009 and 2008, respectively.

Cash flow and liquidity (working capital) – We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on current forecasts and plans for the year, we believe that cash flows from operating activities, working capital, borrowing availability under our credit facility, borrowings resulting from two mortgage transactions we completed in fiscal 2010 and other available sources of financing will be sufficient to meet our operating and capital expenditure needs for the next twelve months. If we were to experience a same-store sales decline similar to what occurred in fiscal 2010, combined with further gross margin erosion, we may have to access most, if not all, of our credit facility and potentially require other sources of financing to fund our operations, which might not be available. For a discussion of the changes in our operating cash flows and working capital, see “Liquidity and Capital Resources” in this section.

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

Pacific Sunwear of California, Inc. Form 10-K 2010     19

estimates. Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating reported financial results, and the most significant estimates and assumptions used by us in applying such accounting policies, are described below:

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

Evaluation of Long-Lived Assets – In the normal course of business, we acquire tangible and intangible assets. We periodically evaluate the recoverability of the carrying amount of our long-lived assets (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset or asset group are less than its carrying amount. The amount of impairment loss recognized is equal to the difference between the carrying value and the estimated fair value of the asset, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a rate that approximates our weighted average cost of capital. Impairments are recognized in operating earnings. We use our best judgment based on the most current facts and circumstances surrounding our business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on our assessment of recoverability. Numerous factors, including changes in our business, industry segment and the global economy, could significantly impact our decision to retain, dispose of or idle certain of our long-lived assets.

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

20     Pacific Sunwear of California, Inc. Form 10-K 2010

Stock-Based Compensation Expense – We recognize stock-based compensation expense based on the fair value on the grant date. Under the fair value method, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest using the graded vesting method over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. We use the Black-Scholes option-pricing model to determine compensation expense. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See “Stock-Based Compensation” within Notes 1 and 9 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a further discussion on stock-based compensation.

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

Deferred income tax assets are reduced by a valuation allowance if, in the judgment of our management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available positive and negative evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If we subsequently determine that the carrying value of these assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. See “Income Taxes” in Notes 1 and 8 to the Consolidated Financial Statements for further discussion regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance.

Results of Operations
The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal years indicated. The table and discussion that follows excludes the operations of the discontinued “demo” store concept (see Note 1 and Note 13 to the Consolidated Financial Statements). The discussion that follows should be read in conjunction with the following table:

	Fiscal Year
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	77.9	74.8	74.5

Gross margin	22.1	25.2	25.5
Selling, general and administrative expenses	32.3	33.1	30.4

Operating loss from continuing operations	(10.2)	(7.9)	(4.9)
Other expense/(income), net	0.1	—	(0.2)

Loss from continuing operations before income tax expense	(10.3)	(7.9)	(4.7)
Income tax expense/(benefit)	0.1	(1.1)	(1.5)

Loss from continuing operations	(10.4)%	(6.8)%	(3.2)%

Number of stores open at end of period	852	894	932
Total square footage (in 000s)	3,312	3,457	3,588

Pacific Sunwear of California, Inc. Form 10-K 2010     21

Fiscal 2010 Compared to Fiscal 2009

Net Sales

Net sales decreased to $930 million in fiscal 2010 from $1.03 billion in fiscal 2009, a decrease of $97 million, or 9.5%. The components of this $97 million decrease in net sales were as follows:

$millions	Attributable to

$(72)	8% decline in comparable store net sales in fiscal 2010 compared to fiscal 2009. The decline was due to a decrease in total transactions of 12%, partially offset by an increase in the average sale transaction of 4%.

(27)	Store closures.

(3)	Decrease in net sales attributable to e-commerce.

5	Increase due to non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base.

$(97)	Total

For fiscal 2010, comparable store net sales of Women’s decreased 19% and Men’s increased 2%. Apparel represented 87% of total sales for fiscal 2010 versus 88% in fiscal 2009. Accessories and footwear represented a combined 13% of total sales for fiscal 2010 versus 12% in fiscal 2009.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, decreased to $205 million in fiscal 2010 from $259 million in fiscal 2009, a decline of $54 million, or 20.6%. As a percentage of net sales, gross margin decreased to 22.1% in fiscal 2010 from 25.2% in fiscal 2009. The primary components of this 3.1% decrease were as follows:

%	Attributable to

(1.6)	Deleverage of occupancy costs as a result of the 8% same-store sales decline for fiscal 2010. Occupancy costs as a percentage of net sales were 20.4% ($189 million) in fiscal 2010 compared to 18.8% ($193 million) in fiscal 2009.

(1.4)	Decrease in merchandise margin to 46.7% ($434 million) in fiscal 2010 from 48.1% ($494 million) in fiscal 2009, primarily due to a decrease in initial markups and an increase in markdowns in fiscal 2010 compared to fiscal 2009.

(0.1)	Increase in buying and distribution costs as a percentage of sales to 4.2% in fiscal 2010 compared to 4.1% in fiscal 2009. Buying and distribution costs decreased $4 million to $39 million in fiscal 2010 from $43 million in fiscal 2009.

(3.1)	Total

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased to $301 million in fiscal 2010 from $340 million in fiscal 2009, a decrease of $39 million, or 11.5%. As a percentage of net sales, these expenses decreased to 32.3% in

22     Pacific Sunwear of California, Inc. Form 10-K 2010

fiscal 2010 from 33.1% in fiscal 2009. The components of this 0.8% decrease in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to

(0.9)	Decrease in depreciation expense as a percentage of sales. Total depreciation was $54 million in fiscal 2010 compared to $68 million in fiscal 2009.

(0.9)	Decrease in asset impairment charges in the current year to $16 million compared to $27 million in fiscal 2009.

0.2	Increase in store payroll and payroll-related expenses as a percentage of net sales due to the deleveraging of these expenses against the 8% same store sales decline in fiscal 2010. Payroll expense decreased $15 million to $166 million in fiscal 2010 from $181 million in fiscal 2009.

0.8	Increase in all other SG&A expenses as a percentage of sales. Other SG&A increased $2 million to $65 million in fiscal 2010 from $63 million in fiscal 2009, primarily due to advertising expenses.

(0.8)	Total

We evaluate the recoverability of the carrying amount of long-lived assets for all stores (primarily property, plant and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges for underperforming stores in fiscal 2011.

Other Expense/(Income), net

Other expense was $0.9 million for fiscal 2010 compared to $0.3 million in fiscal 2009. In fiscal 2010, we recorded interest expense related to the promissory notes from the mortgage transactions described in Note 4 to the Consolidated Financial Statements (“Mortgage Debt”). In fiscal 2009, we recorded a $0.3 million cash surrender charge upon liquidation of deferred compensation assets partially offset by interest income.

Income Taxes

We recognized income tax expense of $0.6 million for fiscal 2010, compared to income tax benefit of $11 million for fiscal 2009. Our effective income tax rate was (0.6)% for fiscal 2010 and 13.6% for fiscal 2009. The difference in the effective income tax rate was primarily attributable to the valuation allowance charges recorded in fiscal 2010 of $36 million compared to $20 million in fiscal 2009. For fiscal 2011, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Consolidated Financial Statements, which note is incorporated herein by this reference.

Net Loss and Net Loss per Share

Our net loss for fiscal 2010 was $97 million, or $(1.46) per share, versus a net loss of $70 million, or $(1.07) per share, for fiscal 2009. The fiscal 2010 loss includes the impact of a $36 million charge to increase the deferred tax asset valuation allowance as discussed above. On a non-GAAP basis, excluding the impact of this valuation allowance, our net loss for fiscal 2010 was $60 million, or $(0.91) per share compared to a non-GAAP net loss of $51 million, or $(0.78) per share in fiscal 2009.

About Non-GAAP Financial Measures

The preceding paragraph contains non-GAAP financial measures, including non-GAAP net loss and non-GAAP net loss per share for fiscal 2010. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures do not reflect a comprehensive system of accounting, differ from GAAP measures with the same names, and may differ from non-GAAP financial measures with the same or similar names that are used by other companies. We compute

Pacific Sunwear of California, Inc. Form 10-K 2010     23

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

For fiscal 2009, comparable store net sales of Women’s apparel decreased 19% and Men’s apparel decreased 11%. For the fourth quarter of 2009, the Men’s apparel sales trend improved to minus (9)% while the Women’s apparel sales trend decreased to minus (26)%. For fiscal 2009, comparable store net sales of accessories and footwear decreased 43%. The decline in sales of accessories and footwear was primarily due to our decisions in fiscal 2008 to exit or significantly reduce our emphasis on these categories. Apparel represented 88% of total sales for fiscal 2009 versus 83% in fiscal 2008. Accessories and footwear represented a combined 12% of total sales for fiscal 2009 versus 17% in fiscal 2008.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, decreased to $259 million in fiscal 2009 from $320 million in fiscal 2008, a decrease of $61 million, or 19.2%. As a percentage of net sales, gross margin was

24     Pacific Sunwear of California, Inc. Form 10-K 2010

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased to $340 million in fiscal 2009 from $381 million in fiscal 2008, a decrease of $41 million, or 10.8%. As a percentage of net sales, these expenses increased to 33.1% in fiscal 2009 from 30.4% in fiscal 2008. The components of this 2.7% net increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to

1.6	Increase in store payroll and payroll-related expenses as a percentage of net sales, due to the deleveraging of these expenses against the 20% same store sales decline in fiscal 2009. In dollars, payroll expense decreased $21 million.

0.9	Increase in depreciation expense as a percentage of sales, primarily due to the deleveraging of these expenses against the 20% same store sales decline in fiscal 2009. Total depreciation was $68 million, or 6.6% of net sales, in fiscal 2009 compared to $72 million, or 5.7% of net sales, in fiscal 2008.

(0.1)	Decrease in asset impairment charges in the current year to $27 million compared to $35 million in fiscal 2008.

0.3	Increase in all other SG&A expenses as a percentage of sales.

2.7	Total

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

Other Expense/(Income), net

Other expense was $0.3 million for fiscal 2009 compared to other income of $(2) million in fiscal 2008. In fiscal 2009, we recorded a $0.3 million cash surrender charge upon liquidation of deferred compensation assets partially offset by interest income. For fiscal 2008, we recorded a gain on the sale of our former Anaheim distribution center of approximately $9 million, offset by a non-cash impairment charge of $5 million associated with a reduction in the fair value of land available for sale less estimated selling costs and a charge of $2 million to reflect the decline in fair value associated with deferred compensation assets.

Pacific Sunwear of California, Inc. Form 10-K 2010     25

Income Taxes

We recognized an income tax benefit of $11 million for fiscal 2009 compared to $19 million for fiscal 2008. Our effective income tax rate was 13.6% for fiscal 2009 and 33.0% for fiscal 2008. The difference in the effective income tax rate is primarily attributable to the valuation allowance charges recorded in fiscal 2009. For fiscal 2010, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which Note is incorporated herein by this reference.

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

Liquidity and Capital Resources

We have typically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. Based on current forecasts and plans for the year, we believe that cash flows from operating activities, working capital, borrowing availability under our credit facility, borrowings resulting from two mortgage transactions we completed in fiscal 2010 and other available sources of financing will be sufficient to meet our operating and capital expenditure needs for the next twelve months. If we were to experience a same-store sales decline similar to what occurred in fiscal 2010, combined with further gross margin erosion, we may be required to access most, if not all, of our credit facility and potentially require other sources of financing to fund our operations, which might not be available.

26     Pacific Sunwear of California, Inc. Form 10-K 2010

Fiscal Year Ended	January 29,	January 30,	January 31,
(In thousands)	2011	2010	2009

Net cash (used in)/provided by operating activities	$(40,885)	$87,451	$33,915
Net cash used in investing activities	(17,159)	(19,759)	(55,659)
Net cash provided by/(used in) financing activities	28,663	623	(51,067)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	$(29,381)	$68,315	$(72,811)

Operating Cash Flows

Net cash used in operating activities for fiscal 2010 was $41 million. We used $21 million of cash in operations (net of non-cash charges), before changes in operating assets and liabilities. In addition, operating cash flows decreased $20 million from changes in operating assets and liabilities primarily due to amortization of deferred lease incentives of $11 million and increases in merchandise inventories of $4 million (net of accounts payable). Additionally, operating cash flows decreased $5 million primarily due to a decrease in other liabilities.

Net cash provided by operating activities for fiscal 2009 was $87 million. We generated $32 million of cash from operations (net of non-cash charges), before changes in operating assets and liabilities. In addition, operating cash flows increased $55 million from changes in operating assets and liabilities primarily due to a decrease in other current assets of $43 million related to the collection of $54 million of income tax receivable and a decrease in other assets of $23 million primarily due to a decrease in deferred tax assets. Additionally, increases in operating cash flows can be attributed to a decrease in merchandise inventory (net of accounts payable) of $11 million offset by a decrease in other liabilities of $22 million primarily related to a decrease in deferred lease incentives.

Net cash provided by operating activities for fiscal 2008 was $34 million. We generated $45 million of cash from operations (net of non-cash charges), before changes in operating assets and liabilities. In addition, operating cash flows decreased by $11 million due primarily to decreases in deferred lease incentives of $22 million and changes in other assets and liabilities of $35 million offset by a $46 million decrease in merchandise inventories (net of accounts payable).

Working Capital

Working capital at the end of fiscal 2010 and 2009 was $93 million and $117 million, respectively. The $24 million decrease in working capital was attributable to the following:

$millions	Description

$117	Working capital at January 30, 2010

(29)	Decrease in cash and cash equivalents primarily due to our operating losses.

4	Increase in inventories, net of accounts payable.

1	Other.

$93	Working capital at January 29, 2011

Investing Cash Flows

Net cash used in investing activities in each of fiscal 2010, 2009 and 2008 was $17 million, $20 million and $56 million, respectively. Investing cash flows for fiscal 2010 were comprised entirely of capital expenditures. Investing cash flows for fiscal 2009 comprised capital expenditures of approximately $23 million offset by proceeds from the sale of land of approximately $4 million. Investing cash flows for fiscal 2008 comprised capital expenditures of $81 million offset by proceeds from the sale of our Anaheim distribution center of approximately $25 million. Capital expenditures were

Pacific Sunwear of California, Inc. Form 10-K 2010     27

predominantly for refreshing existing stores and the opening of new, relocated and expanded stores during fiscal 2010, 2009 and 2008. In fiscal 2011, we expect total capital expenditures to be approximately $15 million to $20 million.

Financing Cash Flows

Net cash provided by financing activities in fiscal 2010 was $29 million compared to cash provided of $1 million in fiscal 2009 and cash used of $51 million in fiscal 2008. The primary source of financing inflows in fiscal 2010 was proceeds from two mortgage transactions we completed (see “Mortgage Transactions” below). The primary source of financing inflows in fiscal 2009 was proceeds from employee exercises of stock options. The primary source of financing outflows in fiscal 2008 was the repurchase and retirement of $53 million in common stock. Proceeds from employee exercises of stock options accounted for the remaining source of financing cash inflows for fiscal 2008.

Credit Facility

Information regarding our credit facility is contained in Note 6 to the Consolidated Financial Statements, which Note is incorporated herein by this reference.

Mortgage Transactions

On August 20, 2010, through our wholly-owned subsidiaries, Miraloma Borrower Corporation, a Delaware corporation, and Pacific Sunwear Stores Corp., a California corporation, we completed certain mortgage transactions and executed two promissory notes pursuant to which borrowings in an aggregate amount of $29.8 million from American National Insurance Company were incurred. Additional information regarding these transactions is contained in Note 4 to the Consolidated Financial Statements and is incorporated herein by this reference.

Contractual Obligations

We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At January 29, 2011, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations		Less than	1-3	3-5	More than
(In $millions)	Total	1 year	years	years	5 years

Operating lease obligations	$504	$94	$160	$121	$129
Mortgage debt	30	1	1	1	27
Letters of credit	15	15	—	—	—
Guaranteed minimum royalties	5	1	3	1	—
ASC 740 (FIN 48) obligations including interest and penalties	<1	<1	—	—	—
Capital lease obligations	<1	<1	<1	—	—

Total	$555	$112	$164	$123	$156

We have an aggregate of nearly 400 lease expirations for reconsideration through 2013. These leases will either be renewed or extended, potentially at different rates, or allowed to expire. As a result, depending on market conditions, actual future rental commitments and the time frame of such commitments may differ significantly from those shown in the table above.

The contractual obligations table above does not include common area maintenance (“CAM”) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for fiscal 2010, 2009 and 2008 were $161 million, $164 million and $165 million, respectively. Total CAM expenses may

28     Pacific Sunwear of California, Inc. Form 10-K 2010

continue to fluctuate significantly from year to year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores.

Operating Leases – We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through November 2021. Substantially all of our retail store leases require us to pay CAM charges, insurance, property taxes and percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 to the Consolidated Financial Statements). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels or mall occupancy targets are not achieved by a specified date. None of our retail store leases contain purchase options.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed 44, 40 and 38 stores in each of fiscal 2010, 2009 and 2008, respectively. We currently anticipate closing approximately 30 to 50 stores in fiscal 2011. See “Real Estate Strategy” within the “Stores” discussion in Part I, Item 1 captioned, “Business.”

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

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is contained in Note 1 to the Consolidated Financial Statements, which note is incorporated herein by this reference.

Pacific Sunwear of California, Inc. Form 10-K 2010     29

Inflation

We do not believe that inflation has had a material effect on our results of operations in the recent past. However, we are currently anticipating that product sourcing costs will increase during 2011 due to a combination of increases in cotton, labor and currency costs. We currently estimate that these cost increases will adversely affect our net merchandise margins in fiscal 2011. We intend to partially mitigate these increases through a combination of initiatives such as better product assortments, refined pricing strategies, localization initiatives, and detailed reviews of product specifications.

Seasonality and Quarterly Results

Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, approximately 45% of our net sales have occurred in the first half of the fiscal year and 55% have occurred in the second half. The six to seven week selling periods for each of the back-to-school and holiday seasons together account for approximately 35% to 40% of our annual net sales and a higher percentage of our operating results on a combined basis. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including changes in consumer buying patterns; fashion trends; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk from our credit facility (see Note 6 to the Consolidated Financial Statements). Direct borrowings under our credit facility bear interest at the Administrative Agent’s alternate base rate (as defined, 3.5% at January 29, 2011) or at optional interest rates that are primarily dependent upon LIBOR or the Federal Funds Effective Rate for the time period chosen. At January 29, 2011, we had no direct borrowings outstanding under the credit facility.

A sensitivity analysis was performed to determine the impact of unfavorable changes in interest rates on our cash flows. The sensitivity analysis quantified that the estimated potential cash flow impact would be less than $10,000 in additional interest expense (for each $1 million borrowed) if either or both of LIBOR or the Federal Funds Effective Rate were to increase by 10% over a one-year period. Actual interest charges incurred may differ from those estimated as a result of changes or differences in market rates, differences in amounts borrowed, timing and other factors. We are not a party to any derivative financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is set forth in “Index to Consolidated Financial Statements,” which appears immediately following the “Signatures” section of this report and which section is incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and

30     Pacific Sunwear of California, Inc. Form 10-K 2010

reported within the time periods specified by the Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 29, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2011.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the last fiscal quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Pacific Sunwear of California, Inc. Form 10-K 2010     31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the internal control over financial reporting of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2011, of the Company, and our report dated March 31, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 31, 2011

32     Pacific Sunwear of California, Inc. Form 10-K 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	The Financial Statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this Annual Report on Form 10-K.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits included or incorporated herein: See “Index to Exhibits” at the end of the Consolidated Financial Statements.

Pacific Sunwear of California, Inc. Form 10-K 2010     33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

By:	/s/ Gary H. Schoenfeld
Gary H. Schoenfeld
President, Chief Executive Officer and Director

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary H. Schoenfeld Gary H. Schoenfeld	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011

/s/ Michael L. Henry Michael L. Henry	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

/s/ Peter Starrett Peter Starrett	Non-Employee Chairman of the Board	March 31, 2011

/s/ Brett Brewer Brett Brewer	Non-Employee Director	March 31, 2011

/s/ William C. Cobb William C. Cobb	Non-Employee Director	March 31, 2011

/s/ Michael Goldstein Michael Goldstein	Non-Employee Director	March 31, 2011

/s/ George R. Mrkonic George R. Mrkonic	Non-Employee Director	March 31, 2011

/s/ Thomas M. Murnane Thomas M. Murnane	Non-Employee Director	March 31, 2011

/s/ Grace Nichols Grace Nichols	Non-Employee Director	March 31, 2011

34     Pacific Sunwear of California, Inc. Form 10-K 2010

PACIFIC SUNWEAR OF CALIFORNIA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED:

JANUARY 29, 2011 (“Fiscal 2010”)
JANUARY 30, 2010 (“Fiscal 2009”)
JANUARY 31, 2009 (“Fiscal 2008”)

Pacific Sunwear of California, Inc. Form 10-K 2010     F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 31, 2011

F-2     Pacific Sunwear of California, Inc. Form 10-K 2010

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED BALANCE SHEETS

	January 29,	January 30,
(In thousands, except share and per share amounts)	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,710	$93,091
Merchandise inventories	95,701	89,665
Prepaid expenses	11,669	10,801
Other current assets	4,773	5,365

Total current assets	175,853	198,922
PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	619,478	641,127
Less: Accumulated depreciation and amortization	(426,298)	(392,127)

Total property and equipment, net	193,180	249,000
Deferred income taxes	6,243	4,024
Other assets	26,000	25,272

TOTAL ASSETS	$401,276	$477,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,028	$38,481
Other current liabilities	42,186	43,742

Total current liabilities	83,214	82,223
LONG-TERM LIABILITIES:
Deferred lease incentives	28,553	39,207
Deferred rent	19,786	21,396
Mortgage debt, long-term portion	29,093	—
Other long-term liabilities	26,296	27,714

Total long-term liabilities	103,728	88,317
Commitments and contingencies (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 66,173,397 and 65,748,069 shares issued and outstanding, respectively	662	657
Additional paid-in capital	11,593	7,294
Retained earnings	202,079	298,727

Total shareholders’ equity	214,334	306,678

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$401,276	$477,218

See notes to consolidated financial statements.

Pacific Sunwear of California, Inc. Form 10-K 2010     F-3

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In thousands, except share and per share amounts)	January 29,	January 30,	January 31,
FISCAL YEAR ENDED	2011	2010	2009

Net sales	$929,506	$1,027,101	$1,254,886
Cost of goods sold, including buying, distribution and occupancy costs	724,120	768,498	934,779

Gross margin	205,386	258,603	320,107
Selling, general and administrative expenses	300,530	339,728	381,008

Operating loss from continuing operations	(95,144)	(81,125)	(60,901)
Other expense/(income), net	930	276	(2,369)

Loss from continuing operations before income tax (benefit)/expense	(96,074)	(81,401)	(58,532)
Income tax expense/(benefit)	574	(11,099)	(19,287)

Loss from continuing operations	(96,648)	(70,302)	(39,245)
Loss from discontinued operations, net of tax effects	—	—	(24,577)

Net loss	$(96,648)	$(70,302)	$(63,822)

Comprehensive loss	$(96,648)	$(70,302)	$(63,822)

Loss from continuing operations per share:
Basic and Diluted	$(1.46)	$(1.07)	$(0.59)

Net loss per share:
Basic and Diluted	$(1.46)	$(1.07)	$(0.96)

Weighted average shares outstanding:
Basic and Diluted	65,988,550	65,442,887	66,652,088

See notes to consolidated financial statements.

F-4     Pacific Sunwear of California, Inc. Form 10-K 2010

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common		Additional
	Stock	Common	Paid-in	Retained
(In thousands, except share amounts)	Shares	Stock	Capital	Earnings	Total

BALANCE, February 2, 2008	70,026,510	$700	$16,761	$465,884	$483,345
Repurchase and retirement of common stock	(5,347,544)	(53)	(52,858)	—	(52,911)
Employee stock plans	495,178	5	1,799	—	1,804
Stock-based compensation	—	—	5,167	—	5,167
Tax benefit deficiencies related to exercise of stock options	—	—	(1,596)	—	(1,596)
Reclassify negative additional paid-in capital to retained earnings(1)	—	—	33,033	(33,033)	—
Net loss	—	—	—	(63,822)	(63,822)

BALANCE, January 31, 2009	65,174,144	$652	$2,306	$369,029	$371,987
Employee stock plans	573,925	5	662	—	667
Stock-based compensation	—	—	6,370	—	6,370
Tax benefit deficiencies related to exercise of stock options	—	—	(2,044)	—	(2,044)
Net loss	—	—	—	(70,302)	(70,302)

BALANCE, January 30, 2010	65,748,069	$657	$7,294	$298,727	$306,678
Employee stock plans	425,328	5	331	—	336
Stock-based compensation	—	—	3,968	—	3,968
Net loss	—	—	—	(96,648)	(96,648)

BALANCE, January 29, 2011	66,173,397	$662	$11,593	$202,079	$214,334

(1) Share repurchases in fiscal 2008 exceeded the value of additional paid-in capital. Accordingly, at the end of the fiscal year, negative additional paid-in capital was reclassified against retained earnings.

See notes to consolidated financial statements.

Pacific Sunwear of California, Inc. Form 10-K 2010     F-5

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	January 29,	January 30,	January 31,
FISCAL YEAR ENDED	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,648)	$(70,302)	$(63,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,647	70,367	76,433
Asset impairment (including goodwill)	15,611	27,012	35,348
Stock-based compensation	3,968	6,370	5,167
Loss on disposal of equipment	862	968	4,668
Gain on sale of Anaheim distribution center	—	—	(10,768)
Tax benefit deficiencies related to stock-based compensation	—	(2,044)	(1,596)
Excess tax benefits related to stock-based compensation	—	—	(5)
Change in operating assets and liabilities:
Merchandise inventories	(6,270)	17,540	62,977
Other current assets	777	43,043	(6,125)
Other assets	(1,958)	22,680	(2,738)
Accounts payable	2,547	(6,782)	(17,086)
Other current liabilities	(1,854)	(4,413)	(17,887)
Deferred lease incentives	(10,654)	(13,106)	(21,699)
Deferred rent	(1,610)	(1,612)	(4,661)
Other long-term liabilities	(1,303)	(2,270)	(4,291)

Net cash (used in)/provided by operating activities	(40,885)	87,451	33,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,159)	(23,498)	(80,934)
Proceeds from sale of property and equipment	—	3,739	275
Proceeds from sale of Anaheim distribution center	—	—	25,000

Net cash used in investing activities	(17,159)	(19,759)	(55,659)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage borrowings	29,800	—	—
Proceeds from employee stock purchase plan and exercise of stock options	542	727	1,850
Payments for mortgage borrowings costs	(1,154)	—	—
Principal payments under capital lease	(323)	(104)	(11)
Principal payments under mortgage borrowings	(202)	—	—
Borrowings under credit facility	—	—	235,689
Principal payments under credit facility	—	—	(235,689)
Repurchase and retirement of common stock	—	—	(52,911)
Excess tax benefits related to stock-based compensation	—	—	5

Net cash provided by/(used in) financing activities	28,663	623	(51,067)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(29,381)	68,315	(72,811)
CASH AND CASH EQUIVALENTS, beginning of fiscal year	93,091	24,776	97,587

CASH AND CASH EQUIVALENTS, end of fiscal year	$63,710	$93,091	$24,776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$963	$3	$601
Cash refunded for income taxes	$(203)	$(54,072)	$(14,937)
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at end of period	$1,298	$1,802	$1,737
Capital lease transactions for property and equipment	$299	$730	20

See notes to consolidated financial statements.

F-6     Pacific Sunwear of California, Inc. Form 10-K 2010

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Pacific Sunwear of California, Inc. (together with its wholly owned subsidiaries, the “Company”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells casual apparel with a limited selection of accessories and footwear designed to meet the needs of teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” The Company, a California corporation, was incorporated in August 1982. As of January 29, 2011, the Company leased and operated 852 stores in each of the 50 states and Puerto Rico.

The results of continuing operations for all periods presented in these consolidated financial statements excludes the financial impact of the Company’s former demo store concept due to the designation of this operation as discontinued operations during the first quarter of fiscal 2008 (see Note 13). During fiscal 2007, the Company closed 74 demo stores, which specialized in fashion-focused streetwear apparel. During fiscal 2008, the Company closed its remaining 153 demo stores.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31st. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks

2011	January 28, 2012	52
2010	January 29, 2011	52
2009	January 30, 2010	52
2008	January 31, 2009	52

Principles of Consolidation – The consolidated financial statements include the accounts of Pacific Sunwear of California, Inc. and its subsidiaries, Pacific Sunwear Stores Corp. and Miraloma Borrower Corporation. All intercompany transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments – Management is required to disclose the estimated fair value of certain assets and liabilities as financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. As of January 29, 2011, management believes that the carrying amounts of cash, receivables and payables approximate fair value because of the short maturity of these financial instruments.

Cash and Cash Equivalents – The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of money market funds. The fair value of money market funds is determined based on “Level 1” inputs in accordance with Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures” (ASC 820), which consist of

Pacific Sunwear of California, Inc. Form 10-K 2010     F-7

unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The Company places its cash and short-term investments with high credit quality financial institutions.

Merchandise Inventories – Merchandise inventories are stated at the lower of average cost or market utilizing the retail method. At any given time, inventories include items that have been marked down to management’s best estimate of their fair market value. These estimates are based on a combination of factors, including current selling prices, current and projected inventory levels, current and projected rates of sell-through, known markdown and/or promotional events expected to create a permanent decrease in inventory value, estimated inventory shrink and aging of specific items. Reserves of approximately $6 million and $2 million have been accrued against existing inventory at January 29, 2011 and January 30, 2010, respectively, in consideration of these factors. Actual results have historically been within the Company’s expectations and the reserves established for such items.

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

Other Long-Lived Assets – The Company evaluates the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors that are considered important and that could trigger an impairment review include a current-period operating or cash flow loss combined with a history of operating or cash flow losses and a projection or forecast that demonstrates continuing losses or insufficient income associated with the use of a long-lived asset or asset group. Other factors include a significant change in the manner of the use of the asset or a significant negative industry or economic trend. This evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the related assets. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized, measured by the difference between the carrying value and the estimated fair value of the assets, with such estimated fair values determined using the best information available, generally the discounted future cash flows of the assets using a discount rate that approximates the Company’s weighted average cost of capital. See Note 3, “Impairment of Long-Lived Assets,” for a discussion of asset impairment charges.

Goodwill – During fiscal 2008, the Company determined that the goodwill created in connection with its 1986 four-store acquisition in California and its 1997 fifteen-store acquisition in Florida was fully impaired and recorded a pre-tax, non-cash goodwill impairment charge of approximately $6 million during the third quarter of fiscal 2008. After recording this impairment the Company had no remaining goodwill.

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

Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset

F-8     Pacific Sunwear of California, Inc. Form 10-K 2010

carryforward periods. The realization of deferred tax assets is primarily dependent upon the Company’s ability to generate sufficient future taxable earnings in certain jurisdictions. If the Company subsequently determines that the carrying value of these assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. See Note 8, “Income Taxes,” for further discussion regarding the realizability of the Company’s deferred tax assets and assessment of a need for a valuation allowance.

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

Revenue Recognition – Sales are recognized upon purchase by customers at the Company’s retail store locations or upon delivery to and acceptance by the customer for orders placed through the Company’s website. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account the Company’s estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is generally recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on the Company’s historical redemption data. Gift card breakage has never been more than 1.0% of sales in any fiscal year. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for each of the three fiscal years in the period ended January 29, 2011 is as follows:

	Fiscal Year

(in $000s)	2010	2009	2008

Beginning balance	$511	$436	$722
Provisions	18,908	20,440	24,144
Usage	(18,960)	(20,365)	(24,430)

Ending balance	$459	$511	$436

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

Customer Loyalty Programs – These programs offer customers discounts on future merchandise purchases within stated redemption periods if they purchase specified levels of merchandise in a current transaction. The impact of these programs is recognized ratably as a direct reduction in net sales over the series of transactions required to both earn and redeem the customer discounts. Redemptions generally occur within 30 days of original issuance.

Cost of Goods Sold, including Buying, Distribution and Occupancy Costs – Cost of goods sold includes the landed cost of merchandise and all expenses incurred by the Company’s buying and distribution functions. These costs include inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, depreciation, internal transfer costs, and any other costs borne by the Company’s buying department and distribution center. Occupancy

Pacific Sunwear of California, Inc. Form 10-K 2010     F-9

costs include store rents, common area charges (CAM), as well as store expenses related to telephone service, supplies, repairs and maintenance, insurance, loss prevention, and taxes and licenses. Store rents, including CAM, for fiscal 2010, 2009 and 2008 were $161 million, $164 million and $165 million, respectively.

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

Advertising Costs – Costs associated with the production or placement of advertising and other in-store visual and promotional materials, such as signage, banners, photography, design, creative talent, editing, magazine insertion fees and other costs associated with such advertising, are expensed the first time the advertising appears publicly. Advertising costs were $17 million, $14 million and $16 million in fiscal 2010, 2009, and 2008, respectively.

Stock-Based Compensation – The Company accounts for stock-based compensation expense under the fair value method. The Company recorded non-cash, stock-based compensation in the consolidated statement of operations for each of fiscal 2010, 2009 and 2008 as follows (in thousands):

	Fiscal Year

(in $000s)	2010	2009	2008

Stock-based compensation expense included in cost of goods sold	$1,228	$4,024	$1,972
Stock-based compensation expense included in selling, general and administrative expenses	2,740	2,346	3,195

Total stock-based compensation expense	$3,968	$6,370	$5,167

Earnings Per Share – Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock using the treasury stock method, if dilutive. In periods where a net loss is reported, incremental shares are excluded as their effect would be anti-dilutive. In such circumstances, the weighted-average number of shares outstanding in the basic and diluted earnings per common share calculations will be the same. Anti-dilutive options and non-vested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested share is greater than the market price of the Company’s common stock. Anti-dilutive options and non-vested shares excluded from the diluted earnings per share calculations were as follows:

	Fiscal Year

	2010	2009	2008

Anti-dilutive options and non-vested shares	2,928,067	2,311,974	2,564,554

Vendor and Merchandise Concentrations – In fiscal 2010, Fox Racing merchandise accounted for 10% of net sales. During fiscal 2009 no vendor accounted for more than 10% of net sales. In fiscal 2008, Billabong (which then incorporated both the Billabong and Element brands) accounted for 11% of total net sales and Quiksilver (which

F-10     Pacific Sunwear of California, Inc. Form 10-K 2010

incorporates the DC Shoes, Roxy, and Quiksilver brands) accounted for 10% total net sales. No other individual branded vendor accounted for more than 10% of total net sales for any period presented.

The merchandise assortment for the Company as a percentage of net sales for each of fiscal 2010, 2009 and 2008 was as follows:

	Fiscal Year

	2010	2009	2008

Men’s Apparel	49%	45%	41%
Women’s Apparel	38%	43%	42%
Accessories and Footwear	13%	12%	17%

Total	100%	100%	100%

Recent Accounting Pronouncements – In December 2010, the FASB issued Accounting Standard Update 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As the Company has no recorded goodwill, adoption of this ASU will not have a material impact on the consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this ASU will not have a material impact on the consolidated financial statements.

2.	PROPERTY AND EQUIPMENT, NET

As of the dates presented, property and equipment consisted of the following categories:

	January 29,	January 30,
	2011	2010

Leasehold improvements	$280,900	$302,339
Furniture, fixtures and equipment	286,961	287,224
Buildings and building improvements	40,389	40,336
Land	11,228	11,228

Total gross property and equipment	619,478	641,127
Less accumulated depreciation	(426,298)	(392,127)

Property and equipment, net	$193,180	$249,000

3.	IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Based on reviews of the operating performance and projections of underperforming stores, the Company determined that certain underperforming stores would not be able to generate sufficient cash flows over the remaining life of the related leases to recover the Company’s investment in the stores. As a result, during fiscal 2010, 2009 and 2008, the Company recorded non-cash impairment charges of approximately $16 million, $27 million and $29 million, respectively, within selling, general and administrative

Pacific Sunwear of California, Inc. Form 10-K 2010     F-11

expenses in the consolidated statements of operations to write-down the carrying value of long-lived store assets to their estimated fair values. Fair value is determined using a discounted cash flow model which requires “Level 3” inputs (as defined in ASC 820). The impairment charge reduced the carrying amount of the applicable long-lived assets as follows for the fiscal years ended (in millions):

	January 29,	January 30,	January 31,
	2011	2010	2009

Carrying value of assessed long-lived assets	$23	$38	$37
Less: Impairment charge	(16)	(27)	(29)

Fair value of assessed long-lived assets	$7	$11	$8

4.	MORTGAGE DEBT

On August 20, 2010, the Company, through its wholly-owned subsidiaries, Miraloma Borrower Corporation, a Delaware corporation (“Miraloma”), and Pacific Sunwear Stores Corp., a California corporation (“PacSun Stores”), executed two promissory notes pursuant to which borrowings in an aggregate amount of $29.8 million from American National Insurance Company (“Anico”) were incurred. The note executed by Miraloma (the “Miraloma Note”) is in the amount of $16.8 million and bears interest at the rate of 6.50% per annum. Monthly principal and interest payments under the Miraloma Note commenced on October 1, 2010, and are $113,435. The principal and interest payments are based on a 25-year amortization schedule. The remaining principal balance of the Miraloma Note, and any accrued but unpaid interest thereon (estimated to be $14.4 million), will be due in full on September 1, 2017. The Miraloma Note is secured by a deed of trust on the building and land comprising the Company’s principal executive offices in Anaheim, California and is non-recourse to the Company. The Miraloma Note does not contain any financial covenants. In connection with the Miraloma Note, the Company transferred the building and related land securing the note to Miraloma and entered into a lease for the building and land with Miraloma. Miraloma paid a prepayment fee to Anico equal to 1% of the principal amount of the note on the closing date of the transaction. As a result, Miraloma may prepay the note, in whole, but not in part, at any time without penalty upon 30 days prior written notice to Anico.

The note executed by PacSun Stores (the “PacSun Stores Note”) is in the amount of $13.0 million and bears interest at the rate of 6.50% per annum. Monthly principal and interest payments under the PacSun Stores Note commenced on October 1, 2010, and are $87,777. The principal and interest payments are based on a 25-year amortization schedule. The remaining principal balance of the PacSun Stores Note, and any accrued but unpaid interest thereon (estimated to be $11.2 million), will be due in full on September 1, 2017. The PacSun Stores Note is secured by a mortgage on the Company’s leasehold interest in the building and land comprising the Company’s distribution center in Olathe, Kansas, and is unconditionally guaranteed by the Company. The PacSun Stores Note does not contain any financial covenants. PacSun Stores paid a prepayment fee to Anico equal to 1% of the principal amount of the note on the closing date of the transaction. As a result, PacSun Stores may prepay the note, in whole, but not in part, at any time without penalty upon 30 days prior written notice to Anico.

F-12     Pacific Sunwear of California, Inc. Form 10-K 2010

These transactions generated net proceeds to the Company of approximately $28 million in additional cash. As of January 29, 2011, remaining aggregate principal payments required under these mortgage debt borrowings are as follows (in thousands):

Fiscal year ending:

January 28, 2012	$506
February 2, 2013	539
February 1, 2014	576
January 31, 2015	614
January 30, 2016	655
Thereafter	26,709

29,599
Less current portion	506

Mortgage debt, long-term portion	$29,093

Interest expense recorded on the mortgage debt was $0.9 million in fiscal 2010.

5.	INDUSTRIAL REVENUE BOND TRANSACTION – OLATHE, KANSAS

On July 17, 2007, Pacific Sunwear Stores Corp., a wholly-owned subsidiary of the Company, completed an industrial revenue bond financing transaction with the city of Olathe, Kansas (the “City”) that will provide property tax savings for 10 years on the Company’s new distribution center located in the City. In the transaction, the City purchased the land and building from the Company through the issuance to the Company of approximately $23 million in industrial revenue bonds due January 1, 2018 (“Bonds”) and contemporaneously leased the land and building to the Company for an identical term. The Company can call the Bonds at any time it chooses, but would lose its property tax benefit in the event this transaction was to be cancelled. In the Company’s consolidated balance sheet, the land and building remain a component of property and equipment, the investment in the Bonds is included in other assets, and the related long-term lease obligation is included in other long-term liabilities.

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

6.	CREDIT FACILITY

The Company has an asset-backed credit agreement with a syndicate of lenders (the “Credit Facility”), which expires on April 29, 2013, and provides for a secured revolving line of credit of up to $150 million that can be increased up to $225 million subject to lender approval. Extensions of credit under the Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The Credit Facility is available for direct borrowing and, subject to borrowing base availability ($99 million at January 29, 2011), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The Credit Facility is secured by cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the Credit Facility bear interest at the administrative agent’s alternate base rate (as defined, 3.5% at January 29, 2011) or at optional interest rates that are primarily dependent upon LIBOR or the federal funds effective rate for the time period chosen. Based on current forecasts and plans for the year, the Company believes that cash flows from operating activities, working capital, borrowing

Pacific Sunwear of California, Inc. Form 10-K 2010     F-13

availability under the Credit Facility, borrowings resulting from the two mortgage transactions discussed in Note 4 and other available sources of financing will be sufficient to meet its operating and capital expenditure needs for the next twelve months. At January 29, 2011, the Company had no direct borrowings and $15 million in letters of credit outstanding under the Credit Facility. The remaining availability at January 29, 2011 was $84 million.

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

7.	OTHER CURRENT LIABILITIES

As of the dates presented, other current liabilities consisted of the following:

	January 29,	January 30,
	2011	2010

Accrued gift cards	$12,046	$12,617
Accrued compensation and benefits	10,036	12,362
Sales taxes payable	4,120	4,444
Deferred tax liability	2,147	—
Accrued capital expenditures	1,298	1,802
Other current liabilities	12,539	12,517

Total other current liabilities	$42,186	$43,742

8.	INCOME TAXES

The components of income tax expense/(benefit) from continuing operations for the fiscal periods presented were as follows:

	2010	2009	2008

Current income taxes:
Federal	$452	$(28,665)	$(34,309)
State	409	824	(254)

Total current	861	(27,841)	(34,563)
Deferred income taxes:
Federal	—	10,566	13,554
State	(287)	6,176	1,722

Total deferred	(287)	16,742	15,276

Total income tax expense/(benefit)	$574	$(11,099)	$(19,287)

Included in fiscal 2010, 2009 and 2008 current income taxes were tax benefits of approximately $0.3 million, $0.4 million and $0.5 million, respectively, relating to uncertain tax positions.

F-14     Pacific Sunwear of California, Inc. Form 10-K 2010

A reconciliation of income tax expense/(benefit) from continuing operations to the amount of income tax expense/(benefit) that would result from applying the federal statutory rate to income from continuing operations before income taxes for the fiscal periods presented was as follows:

	2010	2009	2008

Benefit for income taxes at statutory rate	$(33,626)	$(28,490)	$(20,486)
State income taxes, net of federal income tax benefit	(2,156)	(2,238)	(775)
Valuation allowance	36,426	20,129	1,727
Other	(70)	(500)	247

Total income tax expense/(benefit)	$574	$(11,099)	$(19,287)

The major components of the Company’s overall net deferred tax asset of approximately $4 million at each of January 29, 2011 and January 30, 2010, were as follows:

	January 29,	January 30,
	2011	2010

Current net deferred tax asset	$3,669	$2,348
Long-term net deferred tax asset	65,077	28,289

	68,746	30,637
Valuation allowance	(64,435)	(26,613)

Total net deferred tax asset	$4,311	$4,024

Deferred tax assets:
Net operating loss and tax credit carryforwards	$59,574	$31,207
Deferred lease incentives	11,950	16,445
Deferred rent	7,378	7,413
Deferred and stock-based compensation	3,006	2,425
Inventory cost capitalization	2,638	2,582
Sublease loss reserves	240	195
Other	3,724	2,362

	88,510	62,629
Deferred tax liabilities:
Depreciation and amortization	$(15,715)	$(28,085)
Prepaid expenses	(2,541)	(2,500)
State income taxes	(1,508)	(1,407)

	(19,764)	(31,992)

Net deferred taxes before valuation allowance	68,746	30,637
Less valuation allowance	(64,435)	(26,613)

Total net deferred tax asset	$4,311	$4,024

In accordance with ASC 740, and as a result of continued pre-tax operating losses, a full valuation allowance was established by the Company during the fourth quarter of 2009 and continues to be maintained on all federal and the majority of state and local jurisdiction net deferred tax assets. The Company has discontinued recognizing income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As of the year ended January 29, 2011, the Company did not record a valuation allowance against various deferred tax assets related to separate filing jurisdictions of $4.3 million as the Company concluded it is more likely than not these deferred tax assets will be utilized before expiration. As of the year ended January 29, 2011, federal valuation allowances and state valuation allowances against deferred tax assets were $46.8 million and $17.6 million, respectively.

As of January 29, 2011, the Company had tax effected federal net operating losses (“NOLs”) of approximately $40.5 million available to offset future federal taxable income. In addition, as of January 29, 2011 the Company had tax effected state NOLs of approximately $14.6 million available to offset future state taxable income. Federal and state

Pacific Sunwear of California, Inc. Form 10-K 2010     F-15

NOLs will expire at various times and in varying amounts in fiscal tax years 2012 through 2029. The Company also had federal and Kansas credit carryforwards of approximately $0.3 million and $4.2 million, respectively. The Company’s federal and Kansas carryforwards will begin to expire in 2028 and 2017, respectively.

As of January 29, 2011 and January 30, 2010, unrecognized income tax benefits accounted for under ASC 740 (FIN 48) totaled approximately $0.5 million and $0.8 million, respectively. Of those amounts, approximately $0.1 million and $0.5 million, respectively, represent unrecognized tax benefits that would, if recognized, favorably affect the Company’s effective income tax rate in any future periods. The Company does not anticipate that total unrecognized tax benefits will change significantly in the next twelve months.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (including interest and penalties) at January 29, 2011, January 30, 2010 and January 31, 2009:

	January 29,	January 30,	January 31,
	2011	2010	2009

Unrecognized tax benefits, opening balance	$839	$1,199	$1,652
Gross increases — tax positions in prior period	489	44	78
Gross decreases — tax positions in prior period	(644)	(270)	(432)
Gross increases — tax positions in current period	—	—	1
Settlements	(120)	—	—
Lapse of statute of limitations	(71)	(134)	(100)

Unrecognized tax benefits, ending balance	$493	$839	$1,199

Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and totaled less than $0.1 million for fiscal 2010. Accrued interest and penalties were approximately $0.1 million and $0.2 million at January 29, 2011 and January 30, 2010, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and multiple other state and local jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2006 and, with few exceptions, is no longer subject to state and local examinations for years before 2006. Income tax returns for the 2007 and 2008 tax years are currently under examination by the Internal Revenue Service. The Company does not expect that the results of this examination will have a material effect on its financial condition or results of operations. Depending on the actual outcome of the examination, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on the Company’s operating results.

9.	STOCK COMPENSATION

The Company maintains two stock-based incentive plans: (1) 2005 Performance Incentive Plan and (2) the amended and restated Employee Stock Purchase Plan. The types of awards that may be granted under the 2005 Performance Incentive Plan include stock options, stock appreciation rights, and restricted stock, or other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the 2005 Performance Incentive Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Incentive Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the 2005 Performance Incentive Plan is ten years after the grant date of the award. As of January 29, 2011, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2005 Performance Incentive Plan was 4.4 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the 2005 Performance Incentive Plan. The 2005 Performance Incentive Plan will terminate on March 22, 2015 unless terminated earlier by the Company’s Board of Directors.

F-16     Pacific Sunwear of California, Inc. Form 10-K 2010

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

The fair value of the Company’s stock-based compensation activity was determined using the following weighted-average assumptions:

Fiscal Year
	2010		2009		2008
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP

Expected Option Life	4 years	0.5 years	4 years	0.5 years	4 years	0.5 years
Expected Stock Volatility	79.4% - 81.7%	59.5% - 97.2%	69.4% - 78.3%	97.2% - 130.0%	40.3% - 63.5%	45.4% - 57.0%
Risk-free Interest Rates	1.0% - 2.0%	.29% - .38%	1.5% - 2.0%	.33% - .48%	1.2% - 3.0%	2.1% - 3.2%
Expected Dividends	None	None	None	None	None	None

Stock Options – There were 6,500 options exercised in fiscal 2010. There were no options exercised in fiscal 2009. The total intrinsic value of options exercised during fiscal 2010 was $0.1 million.

At January 29, 2011, outstanding incentive and nonqualified options had exercise prices ranging from $1.20 to $27.08 per share, with an average exercise price of $7.12 per share, and generally begin vesting one year after the grant date. Options generally vest over three or four years. The options generally expire seven or ten years from the date of grant or three months after employment or services are terminated.

At January 29, 2011, incentive and nonqualified options to purchase 3,253,554 shares were outstanding and 4,440,067 shares were available for future grant under the Company’s stock compensation plans. During fiscal 2010, the Company did not recognize tax benefits from the exercise of certain nonqualified stock options as there were no nonqualified options exercise by employees in fiscal 2010. In each of fiscal 2009 and fiscal 2008, the Company recognized tax benefit deficiencies of $2 million, resulting from the exercise of certain nonqualified stock options.

Under the Company’s stock option plans, incentive and nonqualified options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. A summary of stock option (incentive and nonqualified) activity for fiscal 2010 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Term (Yrs.)	($000s)

Outstanding at January 30, 2010	3,783,728	$9.54
Granted	536,500	4.91
Exercised	(6,500)	1.64
Forfeited or expired	(1,060,174)	14.65

Outstanding at January 29, 2011	3,253,554	$7.12	5.10	$1,868

Vested and expected to vest at January 29, 2011	2,654,373	$7.83	4.90	$1,553
Exercisable at January 29, 2011	938,804	$14.71	3.47	$175

Pacific Sunwear of California, Inc. Form 10-K 2010     F-17

The weighted-average grant-date fair value per share of options granted during each of fiscal 2010, 2009 and 2008 was $2.91, $1.70 and $4.28, respectively. Additional information regarding options outstanding as of January 29, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$1.20 – $3.68	546,800	5.31	$1.91	24,350	$1.53
3.84 – 4.05	1,600,000	5.75	3.89	262,500	3.85
4.05 – 9.49	453,344	6.05	5.96	65,244	8.99
9.49 – 24.11	502,101	2.99	18.46	435,401	18.96
24.30 – 27.08	151,309	1.64	25.95	151,309	25.95

$1.20 – $27.08	3,253,554	5.10	$7.12	938,804	$14.71

Non-vested Shares – A summary of the status of the Company’s non-vested shares as of January 29, 2011, and changes during the year then ended, is presented below. Non-vested shares contain a time-based restriction as to vesting. These awards generally vest over four years with 25% of the grant vesting each year on the anniversary of the grant date.

		Weighted-Average
		Grant-Date
Non-vested Shares	Shares	Fair Value

Outstanding at January 30, 2010	481,540	$10.23
Granted	297,250	4.90
Vested	(162,218)	11.98
Forfeited or expired	(182,317)	8.72

Outstanding at January 29, 2011	434,255	$6.56

Non-vested Share Units – A summary of non-vested share units activity under the Company’s 2005 Performance Incentive Plan for fiscal 2010 is presented below:

		Weighted-
		Average	Aggregate
		Remaining	Intrinsic
		Contractual	Value
Non-vested Share Units	Shares	Term (Yrs.)	($000s)

Outstanding at January 30, 2010	286,480
Granted	175,000
Released	(286,480)
Forfeited	—

Outstanding at January 29, 2011	175,000	0.34	$746

Vested and expected to vest at January 29, 2011	162,243	0.34	$691

At January 29, 2011, the Company had approximately $4 million of compensation cost related to non-vested stock option, non-vested share awards and non-vested share units not yet recognized. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.4 years.

Employee Stock Purchase Plan (“ESPP”) – The Company maintains an ESPP, which provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each six-month purchasing period, whichever is lower. The ESPP covers substantially all employees, excluding senior executives, who have three months of service with the Company. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

F-18     Pacific Sunwear of California, Inc. Form 10-K 2010

The Company recognized $0.2 million, $0.3 million and $0.1 million in compensation expense related to the ESPP for each of fiscal 2010, 2009 and 2008, respectively. In fiscal 2010, 2009 and 2008, 189,170, 378,378 and 218,851 shares were issued at an average price of $2.90, $1.92 and $2.97, respectively, under the ESPP.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company leases its retail stores and certain equipment under operating lease agreements expiring at various dates through November 2021. Substantially all of the Company’s retail store leases require the Company to pay common area maintenance charges, insurance, property taxes and percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically seven to ten years, and many of such leases contain renewal options exercisable at the Company’s discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified sales levels or mall occupancy targets are not achieved by a specified date. None of the Company’s retail store leases contain purchase options.

As of January 29, 2011, minimum future rental commitments under non-cancelable operating leases were as follows (in thousands):

Fiscal year ending:

January 28, 2012	$94,455
February 2, 2013	85,833
February 1, 2014	74,546
January 31, 2015	65,482
January 30, 2016	55,306
Thereafter	129,097

Total future operating lease commitments	$504,719

The table above does not include common area maintenance (CAM) charges, which are also a required contractual obligation under the Company’s store operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. For fiscal 2010, 2009, and 2008, store rental expenses, including CAM, for the Company’s stores were $161 million, $164 million, and $165 million, respectively, of which $3 million, $4 million and $4 million, respectively, was paid as percentage rent based on sales volume. The Company expects total CAM expenses to continue to increase from year to year or as long-term leases come up for renewal at current market rates in excess of original lease terms.

Litigation – Ned Nelson, as an individual and on behalf of others similarly situated, vs. Pacific Sunwear of California, Inc., Los Angeles Superior Court, Case No. BC 436947. On April 30, 2010, the plaintiff filed a putative class action lawsuit against the Company alleging various violations of California’s wage and hour, overtime, meal break and rest break rules and regulations. The complaint sought class certification, the appointment of the plaintiff as class representative and an unspecified amount of damages and penalties. In March 2011, the Company settled this case for a nominal amount.

Charles Pfeiffer, individually and on behalf of other aggrieved employees vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corp., Superior Court of California, County of Riverside, Case No. 1100527. On January 13, 2011, the plaintiff in this matter filed a lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks an unspecified amount of damages and penalties. The Company will file an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. As the ultimate outcome of this matter is uncertain no amounts have been

Pacific Sunwear of California, Inc. Form 10-K 2010     F-19

accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have an adverse effect on its operating results.

Phillip Gleason, on behalf of himself and others similarly situated vs. Pacific Sunwear of California, Inc., Superior Court of California, County of Los Angeles, Case No. 457654. On March 21, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has not been served in this case, but when it is will file an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have an adverse effect on the Company’s operating results.

Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has not been served in this case, but when it is will file an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have an adverse effect on the Company’s operating results.

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

Letters of Credit – The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $15 million outstanding at January 29, 2011, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

11.	RETIREMENT PLANS

The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. Vested participant balances are included in other long-term liabilities and were approximately $2 million in each of fiscal 2010 and 2009. The Company made no contributions to the Executive Plan during fiscal 2010 and 2009, and $0.1 million in fiscal 2008.

The Company also maintains an Employee Savings Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering substantially all employees who have reached age 21. The 401(k) Plan is funded by participant

F-20     Pacific Sunwear of California, Inc. Form 10-K 2010

contributions and Company matching contributions. The Company made contributions to the 401(k) Plan, net of forfeitures, of approximately $1 million in each of fiscal 2010 and 2009, and $1.5 million for fiscal 2008.

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

13.	DISCONTINUED OPERATIONS

Financial results of the Company’s former “demo” stores are reported as “loss from discontinued operations (net of tax effects)” in the consolidated statement of operations and comprehensive operations in fiscal 2008. During fiscal 2007, the Company closed 74 demo stores which specialized in fashion-focused streetwear apparel. Subsequently in the first quarter of fiscal 2008, the Company closed its remaining 153 demo stores. The determination to take this action resulted from a comprehensive review and evaluation of the real estate portfolio and profit performance of the Company’s demo stores and after having exhausted other strategic alternatives. Total actual cash payments made during fiscal 2008 for lease termination costs, employee retention and severance costs, and agency fees associated with the discontinuation of demo were approximately $58 million. As of January 31, 2009, there were no remaining amounts to be paid related to the discontinuation of demo. All charges incurred in the discontinuation of demo are included in the financial results of the discontinued operations. The financial results of the discontinued operations for fiscal 2008 are as follows (in thousands, except per share amount): Net sales — $27,051; Loss before taxes - $(40,683); Income tax benefit — $16,106; Loss from discontinued operations, net of tax - $(24,577); Loss from discontinued operations per diluted share — $(0.37).

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below presents summarized quarterly financial results on a continuing operations basis for each of fiscal 2010 and 2009. All amounts in the table below are expressed in thousands of dollars, except for share and per share amounts:

	First	Second	Third	Fourth
FISCAL YEAR ENDED JANUARY 29, 2011:	Quarter	Quarter	Quarter	Quarter

Net sales	$190,308	$218,336	$257,904	$262,958
Gross margin	42,466	50,758	64,377	47,786
Operating loss	(30,688)	(23,187)	(6,716)	(34,553)
Net loss	(31,028)	(23,465)	(6,963)	(35,192)
Loss per share	(0.47)	(0.36)	(0.11)	(0.53)
Weighted average shares outstanding	65,837,928	65,950,825	66,056,822	66,107,769

FISCAL YEAR ENDED JANUARY 30, 2010:
Net sales	$223,465	$242,794	$268,280	$292,562
Gross margin	61,274	57,708	73,441	66,180
Operating loss	(15,495)	(21,635)	(15,924)	(28,071)
Net loss	(8,743)	(14,155)	(10,905)	(36,499)
Loss per share	(0.13)	(0.22)	(0.17)	(0.56)
Weighted average shares outstanding	65,207,991	65,370,465	65,563,721	65,629,371

Earnings per share is computed for each of the quarters presented based on diluted shares outstanding and, therefore, may not sum to the totals for the year. Additionally, the sum of the four quarterly amounts for any line item may not agree to the fiscal year total in the consolidated financial statements due to rounding.

Pacific Sunwear of California, Inc. Form 10-K 2010     F-21

INDEX TO EXHIBITS

Incorporated by
Reference
Exhibit #		Exhibit Description	Form	Filing Date

3.1		Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04
3.2		Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98
3.3		Fifth Amended and Restated Bylaws of the Company	8-K	4/3/09
4.1		Specimen stock certificate	S-1	2/4/93
10	.1*	Form of Indemnity Agreement between the Company and each of its executive officers and directors	S-1	2/4/93
10	.2*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan and Trust Agreement	10-K	3/17/95
10	.3*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective May 30, 2001	10-K	4/1/09
10	.4*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective December 31, 2008 (subject to section 409A deferrals)	10-K	4/1/09
10	.5*	Amended and Restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan dated March 24, 2004	10-Q	5/21/04
10	.6*	Pacific Sunwear of California, Inc. 2005 Performance Incentive Plan	8-K	5/24/05
10	.7*	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004	10-Q	12/9/04
10	.8*	Form of Performance-Based Bonus Award Agreement	10-Q	12/9/04
10	.9*	Form of Notice of Director Stock Appreciation Right Award Agreement	8-K	5/23/06
10	.10*	Form of Notice of Employee Stock Appreciation Right Award Agreement	8-K	5/23/06
10	.11*	Form of Notice of Employee Restricted Stock Award Agreement	8-K	5/23/06
10	.12*	Pacific Sunwear of California, Inc. Executive Severance Plan, as amended and restated as of November 20, 2008	10-K	4/1/09
10	.13*	Employment Agreement, dated as of May 22, 2007, between the Company and Sally Frame Kasaks	8-K	5/23/07
10	.14*	Amendment No. 1, effective December 31, 2008, to the Employment Agreement and Restricted Stock Unit Award Agreement between the Company and Sally Frame Kasaks	10-K	4/1/09
10	.15*	Form of Stock Appreciation Rights Agreement between the Company and Sally Frame Kasaks	8-K	5/23/07
10	.16*	Form of Restricted Stock Unit Award Agreement between the Company and Sally Frame Kasaks	8-K	5/23/07
10	.17*	Employment Agreement, dated as of June 16, 2009, between the Company and Gary H. Schoenfeld	8-K	6/17/09
10	.18*	Letter Agreement, dated as of June 16, 2009 between the Company and Sally Frame Kasaks	8-K	6/17/09
10	.19*+	Summary of Board of Directors’ Compensation for fiscal 2011
10	.20*+	Summary of Named Executive Officers Annual Compensation for fiscal 2011
10.21		Credit Agreement, dated as of April 29, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, BB&T Company, U.S. Bank National Association and Wells Fargo Foothill, Inc., as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Book runners and Joint Lead Arrangers, and a syndicate of other lenders	8-K	5/2/08
10.22		Security Agreement, dated as of April 29, 2008, by the Company, Pacific Sunwear Stores Corp., Miraloma Corp., and certain future subsidiaries of the Company, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	5/2/08
10.23		First Amendment to Credit Agreement, dated as of August 1, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders	10-Q	8/29/08

Incorporated by
Reference
Exhibit #		Exhibit Description	Form	Filing Date

10.24		Trust Indenture, dated as of July 17, 2007, between the City of Olathe, Kansas and U.S. Bank National Association, as Trustee	8-K	7/23/07
10.25		Lease Agreement, dated as of July 17, 2007, between the City of Olathe, Kansas and Pacific Sunwear Stores Corp.	8-K	7/23/07
10.26		Promissory Note Secured by a Deed of Trust, dated August 20, 2010, executed by Miraloma Borrower Corporation in favor of American National Insurance Company	8-K	8/24/10
10.27		Deed of Trust, Assignment of Rents and Security Agreement, dated August 20, 2010, executed by Miraloma Borrower Corporation in favor of American National Insurance Company	8-K	8/24/10
10.28		Promissory Note, dated August 20, 2010, executed by Pacific Sunwear Stores Corp. in favor of American National Insurance Company	8-K	8/24/10
10.29		Mortgage Security Agreement, Financing Statement and Fixture Filing, dated August 20, 2010, executed by Pacific Sunwear Stores Corp. in favor of American National Insurance Company	8-K	8/24/10
10.30		Absolute, Unconditional Guaranty, dated August 20, 2010, executed by Pacific Sunwear of California, Inc. in favor of American National Insurance Company	8-K	8/24/10
21	.1+	Subsidiaries of the Registrant
23	.1+	Consent of Independent Registered Public Accounting Firm
31	.1+	Written statements of Gary H. Schoenfeld and Michael L. Henry pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	.1+	Written statement of Gary H. Schoenfeld and Michael L. Henry pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

+ Filed herewith