Form 10-Q
period 2011-04-30
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2011-06-07
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2011
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
On June 3, 2011, the registrant had 66,294,379 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended April 30, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share and per share amounts)

	April 30, 2011	January 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,705	$63,710
Merchandise inventories	115,837	95,701
Prepaid expenses	13,393	11,669
Other current assets	5,335	4,773

Total current assets	159,270	175,853

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	612,427	619,478
Less: Accumulated depreciation and amortization	(430,310)	(426,298)

Total property and equipment, net	182,117	193,180

Deferred income taxes	6,243	6,243
Other assets	25,759	26,000

TOTAL ASSETS	$373,389	$401,276

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$49,247	$41,028
Other current liabilities	39,337	42,186

Total current liabilities	88,584	83,214

LONG-TERM LIABILITIES:
Deferred lease incentives	26,538	28,553
Deferred rent	19,382	19,786
Mortgage debt, long-term portion	28,962	29,093
Other long-term liabilities	26,116	26,296

Total long-term liabilities	100,998	103,728

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 66,257,144 and 66,173,397 shares issued and outstanding, respectively	663	662
Additional paid-in capital	12,535	11,593
Retained earnings	170,609	202,079

Total shareholders’ equity	183,807	214,334

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$373,389	$401,276

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(unaudited, all amounts in thousands except share and per share amounts)

	First Quarter Ended
	April 30, 2011	May 1, 2010
Net sales	$185,754	$190,308

Cost of goods sold, including buying, distribution and occupancy costs	150,264	147,842

Gross margin	35,490	42,466

Selling, general and administrative expenses	66,142	73,154

Operating loss	(30,652)	(30,688)

Other expense, net	542	2

Loss before income taxes	(31,194)	(30,690)

Income tax provision	276	338

Net loss	$(31,470)	$(31,028)

Comprehensive loss	$(31,470)	$(31,028)

Net loss per share:
Basic and Diluted	$(0.48)	$(0.47)

Weighted average shares outstanding:
Basic and Diluted	66,202,568	65,837,928
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, all amounts in thousands)

	First Quarter Ended
	April 30, 2011	May 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,470)	$(31,028)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	11,985	14,029
Asset impairment and loss on asset disposals	2,435	5,522
Non-cash stock based compensation	977	1,171
Change in operating assets and liabilities:
Merchandise inventories	(20,136)	(16,957)
Other current assets	(2,586)	536
Other assets	241	199
Accounts payable	8,219	4,404
Other current liabilities	(2,392)	(6,909)
Deferred lease incentives	(2,015)	(2,821)
Deferred rent	(404)	(422)
Other long-term liabilities	(96)	(136)

Net cash used in operating activities	(35,242)	(32,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,860)	(3,960)
Proceeds from insurance settlement	300	—

Net cash used in investing activities	(3,560)	(3,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under mortgage borrowings	(122)	—
Principal payments under capital lease and long-term debt obligations	(84)	(87)
Proceeds from the exercise of stock options	3	—

Net cash used in financing activities	(203)	(87)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,005)	(36,459)
CASH AND CASH EQUIVALENTS, beginning of period	63,710	93,091

CASH AND CASH EQUIVALENTS, end of period	$24,705	$56,632

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$525	$12
Cash paid/(refunded) for income taxes	$384	$(182)
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at end of period	$795	$1,619
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. (together with its wholly owned subsidiaries, the “Company”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of April 30, 2011, the Company leased and operated 827 stores in each of the 50 states and Puerto Rico.
2. BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (the “2010 Annual Report”) filed with the SEC. The Condensed Consolidated Financial Statements include the accounts of Pacific Sunwear of California, Inc. and its subsidiaries (Pacific Sunwear Stores Corp. and Miraloma Borrower Corporation). All intercompany transactions have been eliminated in consolidation.
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the first fiscal quarter ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012 (“fiscal 2011”).
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Information regarding significant accounting policies is contained in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Consolidated Financial Statements in the 2010 Annual Report. Presented below in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that Report.
Income Taxes
The Company calculates its interim income tax provision in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.
Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments in this ASU also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Based on the Company’s evaluation of this ASU, the adoption of this statement did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments in this ASU will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Based on the Company’s evaluation of this ASU, the adoption of this statement did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
4. FAIR VALUE OF LONG-LIVED ASSETS
The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be fully recoverable. Based on reviews of the operating performance and projections of underperforming stores, the Company determined that certain underperforming stores would not be able to generate sufficient cash flows over the remaining life of the related leases to recover the Company’s investment in the stores. As a result, during the first fiscal quarter ended April 30, 2011, the Company recorded non-cash impairment charges of approximately $2.4 million within selling, general and administrative expenses in the consolidated statements of operations to write-down the carrying value of long-lived store assets to their estimated fair values. Fair value is determined using a discounted cash flow model which requires “Level 3” inputs (as defined in ASC Topic 820, “Fair Value Measurements and Disclosures”). The impairment charge reduced the carrying amount of the applicable long-lived assets as follows for the first quarters ended (in millions):

	April 30,	May 1,
	2011	2010
Carrying value of assessed long-lived assets	$3	$7
Less: Impairment charge	(2)	(5)

Fair value of assessed long-lived assets	$1	$2

5. CREDIT FACILITY
The Company has an asset-backed credit agreement with a syndicate of lenders (the “Credit Facility”) which expires on April 29, 2013, and provides for a secured revolving line of credit of up to $150 million that can be increased to up to $225 million subject to lender approval. Extensions of credit under the Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The Credit Facility is available for direct borrowing and, subject to borrowing base availability ($72 million at April 30, 2011), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The Credit Facility is secured by cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the Credit Facility bear interest at the administrative agent’s alternate base rate (as defined, 3.5% at April 30, 2011) or at optional interest rates that are primarily dependent upon LIBOR or the federal funds effective rate for the time period chosen. Based on current forecasts and plans for the year, the Company believes that cash flows from operating activities, working capital, borrowing availability under the Credit Facility, and other available sources of financing will be sufficient to meet its operating and capital expenditure needs for the next twelve months. At April 30, 2011, the Company had no direct borrowings and $22 million in letters of credit outstanding under the Credit Facility resulting in remaining availability of $50 million.
The Company is not subject to any financial covenant restrictions under the Credit Facility unless total remaining borrowing availability under the Credit Facility falls below $15 million at any point in time, or 10% of the aggregate lender commitments in the event the Credit Facility is increased beyond $150 million. The Company is restricted from incurring additional indebtedness or liens in excess of certain levels specified by the Credit Facility. In general, the Company is not allowed to incur additional secured indebtedness, but can obtain unsecured indebtedness outside of the Credit Facility up to $150 million. Additionally, the Credit Facility contains specific limits on particular kinds of indebtedness, as defined in the Credit Facility agreement, and such agreement contains other typical affirmative and negative covenants, such as obligations to deliver financial statements, provide certain notices, comply with laws, and not enter into certain transactions or make certain payments without the consent of the lenders.
6. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following (in thousands):

	April 30,	January 29,
	2011	2011
Accrued gift cards	$9,453	$12,046
Accrued compensation and benefits	7,221	10,036
Sales taxes payable	4,011	4,120
Deferred tax liability	2,147	2,147
Accrued capital expenditures	795	1,298
Other	15,710	12,539

Total other current liabilities	$39,337	$42,186

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
These transactions generated net cash proceeds to the Company of approximately $28 million. As of April 30, 2011, remaining aggregate principal payments required under these mortgage debt borrowings are as follows (in thousands):

FISCAL YEAR ENDING:
January 28, 2012	$339
February 2, 2013	583
February 1, 2014	548
January 31, 2015	589
January 30, 2016	651
Thereafter	26,766

29,476
Less current portion	514

Mortgage debt, long-term	$28,962

Interest expense recorded on the mortgage debt was $0.5 million for the first quarter of fiscal 2011.
8. INCOME TAXES
The provisions codified within ASC Topic 740, Income Taxes (“ASC 740”), require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, a full valuation allowance was established during the fourth fiscal quarter of 2009 and continues to be maintained on all federal and the majority of state deferred tax assets. Remaining net state deferred tax assets of $4 million were not reserved as the Company concluded it is more likely than not that these net deferred tax assets would be utilized before expiration. The Company has discontinued recognizing federal and certain state income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.
The Company is also currently evaluating whether an ownership change has occurred under Internal Revenue Code Section 382. If the Company determines that an ownership change has occurred, its ability to utilize federal net operating loss carryforwards may be limited. As reported in the 2010 Annual Report, tax effected federal net operating losses of $40.5 million were carried forward to fiscal 2011 and will begin to expire in fiscal tax year 2029.
9. STOCK-BASED COMPENSATION
Stock-based compensation expense for each of the first quarters of fiscal 2011 and 2010 was included in the cost of goods sold for buying and distribution employees ($0.3 million in each quarter) and in selling, general and administrative expenses for all other employees ($0.6 million and $0.8 million, respectively).
Stock Options
The Company granted stock options for 13,750 and 341,500 shares under the 2005 Performance Incentive Plan during the first quarters of fiscal 2011 and 2010, respectively, at a weighted average grant-date fair value of $2.15 and $3.00 per share, respectively. The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model. The table below summarizes the assumptions used in the valuation of stock options:

	First Quarter Ended
	April 30, 2011	May 1, 2010
Expected life	4 years	4 years
Expected volatility	82.9%	79.4%
Risk-free interest rate	1.6%	2.0%
Dividend yield	—	—
Non-vested Stock Awards
The Company granted non-vested stock awards for 619,375 and 184,750 shares during the first quarters of each of fiscal 2011 and 2010, respectively, at a weighted average grant-date fair value of $3.55 and $5.09, respectively.
As of April 30, 2011, the Company had approximately $5 million of compensation expense related to non-vested stock options and non-vested stock awards, net of estimated forfeitures, not yet recognized. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.8 years. The amount of unrecognized compensation expense noted above does not necessarily represent the amount that will ultimately be recognized by the Company in its Condensed Consolidated Financial Statements due to actual forfeitures.
10. COMMITMENTS AND CONTINGENCIES
Litigation
Charles Pfeiffer, individually and on behalf of other aggrieved employees vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corp., Superior Court of California, County of Riverside, Case No. 1100527. On January 13, 2011, the plaintiff in this matter filed a lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks an unspecified amount of damages and penalties. The Company filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. As the ultimate outcome of this matter is uncertain no amounts have been accrued by the Company as of the date of this Report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have an adverse effect on the Company’s operating results and cash flows.
Phillip Gleason, on behalf of himself and others similarly situated vs. Pacific Sunwear of California, Inc., Superior Court of California, County of Los Angeles, Case No. 457654. On March 21, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this Report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have an adverse effect on the Company’s operating results and cash flows.
Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this Report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have an adverse effect on the Company’s operating results and cash flows.
Since the allegations in all three of the above cases are substantially similar, the Company filed a motion to coordinate the cases in the Los Angeles Superior Court on April 20, 2011.
The Company is also involved from time to time in other litigation incidental to its business. The Company believes that the outcome of such litigation will not likely have a material adverse effect on its results of operations or financial condition and, from time to time, it may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on the Company’s operating results and cash flows.
Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit primarily as security for merchandise shipments from overseas. The Company had approximately $22 million of such letters of credit outstanding at April 30, 2011. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
11. SEGMENT REPORTING
The Company operates exclusively in the retail apparel industry. The Company distributes, designs and produces clothing and related products catering to teens and young adults through its primarily mall-based PacSun retail stores. The Company has identified three operating segments: PacSun stores, PacSun Outlet stores and pacsun.com. The three operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the three operating segments.
12. EARNINGS PER SHARE
Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock using the treasury stock method, if dilutive. In periods where a net loss is reported, incremental shares are excluded as their effect would be anti-dilutive. In such circumstances, the weighted-average number of shares outstanding in the basic and diluted earnings per common share calculations will be the same. Anti-dilutive options and non-vested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the non-vested share is greater than the market price of the Company’s common stock. Options to purchase 2,762,839 and 3,154,687 shares of common stock in the first quarter of fiscal 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Report.
Cautionary Note Regarding Forward-Looking Statements
This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 29, 2011 (the “2010 Annual Report”), we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this Report include, but are not limited to, the following categories of expectations about:
•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements,
•	our capital expenditure plans for fiscal 2011,
•	potential recording of non-cash impairment charges for underperforming stores in future quarters,
•	increases in product sourcing costs,
•	forecasts of future store closures, expansions, relocations and store refreshes during fiscal 2011, and
•	future increases in occupancy expenses.
All forward-looking statements included in this Report are based on information available to us as of the date hereof, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See Item 1A, Risk Factors, in the 2010 Annual Report, which are hereby incorporated by reference in this Report for a discussion of these risks and uncertainties. We assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.
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
Cash flow and liquidity (working capital). We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on current forecasts and plans for fiscal 2011, we believe that cash flows from operating activities, working capital, borrowing availability under our Credit Facility, and other available sources of financing will be sufficient to meet our operating and capital expenditure needs for the next twelve months. However, if we were to experience a same-store sales decline similar to what occurred in fiscal 2010, combined with further gross margin erosion, we may have to access most, if not all, of the Credit Facility and potentially require other sources of financing to fund our operations, which might not be available. At April 30, 2011, we had no direct borrowings under the Credit Facility. For a discussion of the changes in operating cash flows and working capital, see “Liquidity and Capital Resources” in this section.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2010 Annual Report.
Results of Operations
The following table sets forth selected income statement data expressed as a percentage of net sales for the fiscal quarters indicated. The discussion that follows should be read in conjunction with the following table:

	First Quarter Ended
	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	80.9	77.7

Gross margin	19.1	22.3
Selling, general and administrative expenses	35.6	38.4

Operating loss	(16.5)	(16.1)
Other expense, net	0.3	0.0

Loss before income taxes	(16.8)	(16.1)
Income tax expense	0.1	0.2

Net loss	(16.9)%	(16.3)%

Numbers of stores open at end of period	827	883
Total square footage (in 000s)	3,222	3,421

The first quarter ended April 30, 2011 as compared to the first quarter ended May 1, 2010
Net Sales
Net sales decreased to $186 million for the first quarter of fiscal 2011 from $190 million for the first quarter of fiscal 2010. The components of this $4 million decrease in net sales are as follows:

$ millions	Attributable to
$(7)	25 store closures.
2	Non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base and e-commerce net sales.
1	1% increase in comparable store net sales in the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010, due to a mid-single digit percentage improvement in average sale transaction, partially offset by a low-single digit percentage decline in total transactions. The improvement in the average sale transaction was driven primarily by a low-single digit percentage increase in average unit retail prices.

$(4)	Total

For the first quarter of fiscal 2011, comparable store net sales of Women’s increased 4% and Men’s decreased 3%. Apparel represented 85% of total sales for the first quarter of fiscal 2011 versus 88% in the first quarter of fiscal 2010. Accessories and footwear represented a combined 15% of total sales for the first quarter of fiscal 2011 versus 12% in the first quarter of fiscal 2010.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $35 million for the first quarter of fiscal 2011 versus $42 million for the first quarter of fiscal 2010. As a percentage of net sales, gross margin was 19.1% for the first quarter of fiscal 2011 compared to 22.3% for the first quarter of fiscal 2010. The components of this 3.2% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(2.7)	Decrease in merchandise margin rate primarily due to increased markdowns as a percentage of sales.
(0.3)	Deleverage of occupancy costs. Occupancy costs were $47 million in each of the first quarters of fiscal 2011 and 2010.
(0.2)	Deleverage of buying and distribution costs. Buying and distribution costs were $9 million in each of the first quarters of fiscal 2011 and 2010.

(3.2)	Total

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased to $66 million for the first quarter of fiscal 2011 from $73 million for the first quarter of fiscal 2010, a decrease of $7 million, or 9.6%. These expenses decreased to 35.6% as a percentage of net sales in the first quarter of fiscal 2011 from 38.4% in the first quarter of fiscal 2010. The components of this 2.8% decrease in selling, general and administrative expenses as a percentage of net sales were as follows:

%	Attributable to
(1.6)	Decrease in non-cash asset impairment charges of $3 million.
(1.1)	Decrease in payroll and payroll-related expenses as a percentage of sales due to cost saving initiatives. In dollars, payroll and payroll-related expenses declined $3 million.
(0.9)	Decrease in depreciation expense. In dollars, depreciation expense declined $2 million.
0.8	Increase in other SG&A expenses as a percentage of sales. In dollars, other SG&A expenses increased $1 million.

(2.8)	Total

We evaluate the recoverability of the carrying amount of long-lived assets for all stores (primarily property and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For a discussion of impairment charges, see Note 4 to the Condensed Consolidated Financial Statements included in this Report, which information is incorporated herein by reference. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges within selling, general and administrative expenses for underperforming stores in future quarters.
Other Expense, Net
Other expense was $0.5 million for the first fiscal quarter of 2011 primarily due to recording interest expense related to the promissory notes for the mortgage transactions described in Note 7 to the Condensed Consolidated Financial Statements included in this Report.
Income Taxes
We recognized income tax expense of $0.3 million for each of the first quarters of fiscal 2011 and 2010. Our effective income tax rate was (0.9)% in the first quarter of fiscal 2011 versus (1.1)% in the first quarter of fiscal 2010. For fiscal 2011, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. As a result of recording income tax provisions for certain state and local tax jurisdictions against our pre-tax operating losses, the effective income tax rate was negative in the first quarter of fiscal 2011 and 2010. For further information, see Note 8 to the Condensed Consolidated Financial Statements included in this Report, which information is incorporated herein by reference.
Net Loss and Net Loss per Share
Our net loss for the first quarter of fiscal 2011 was $31 million, or $(0.48) per share, versus a net loss of $31 million, or $(0.47) per share, for the first quarter of fiscal 2010. Amounts for the first quarter of fiscal 2011 include the continuing impact of a valuation allowance against our deferred tax assets. On a non-GAAP basis, excluding the impact of this valuation allowance and using a normalized 36.5% income tax rate, our net loss for the first quarter of fiscal 2011 was $20 million, or $(0.30) per share, versus a non-GAAP net loss of $20 million, or $(0.30) per share for the first quarter of fiscal 2010.
About Non-GAAP Financial Measures
The preceding paragraph contains non-GAAP financial measures, including non-GAAP net loss and non-GAAP net loss per share for the first quarter of fiscal 2011 and 2010. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures do not reflect a comprehensive system of accounting, differ from GAAP measures with the same names, and may differ from non-GAAP financial measures with the same or similar names that are used by other companies. We compute non-GAAP financial measures using a consistent methodology from quarter to quarter and year to year. We may consider whether other significant items that arise in the future should be excluded from the non-GAAP financial measures.

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
Liquidity and Capital Resources
We have typically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. Based on current forecasts and plans for the year, we believe that cash flows from operating activities, working capital, borrowing availability under our Credit Facility, and other available sources of financing will be sufficient to meet our operating and capital expenditure needs for the next twelve months. If we were to experience a same-store sales decline similar to what occurred in fiscal 2010, combined with further gross margin erosion, we may be required to access most, if not all, of our Credit Facility and potentially require other sources of financing to fund our operations, which might not be available. At April 30, 2011, we had no direct borrowings under the Credit Facility.

(In thousands)	April 30,	May 1,
FIRST QUARTER ENDED	2011	2010
Net cash used in operating activities	$(35,242)	$(32,412)
Net cash used in investing activities	(3,560)	(3,960)
Net cash used in financing activities	(203)	(87)

Net decrease in cash and cash equivalents.	$(39,005)	$(36,459)

Operating Cash Flows
Net cash used in operating activities for the first quarter of fiscal 2011 was $35 million. We used $16 million of cash in operations (net of non-cash charges). In addition, cash decreased $17 million from changes in working capital items (primarily merchandise inventories) and $2 million due to changes in other assets and liabilities.
Net cash used in operating activities for the first quarter of fiscal 2010 was $32 million. We used $10 million of cash in operations (net of non-cash charges). In addition, cash decreased $19 million from changes in working capital items (primarily merchandise inventories) and $3 million due to changes in other assets and liabilities.
Working Capital
Working capital at April 30, 2011 was $71 million compared to $93 million at January 29, 2011, a decrease of $22 million. The changes in working capital were as follows:

$ millions	Description
$93	Working capital at January 29, 2011
(39)	Decrease in cash and cash equivalents (see Condensed Consolidated Statements of Cash Flows).
12	Increase in inventories, net of accounts payable.
3	Decrease in other current liabilities.
2	Increase in other current assets.

$71	Working capital at April 30, 2011

Investing Cash Flows
Net cash used in investing activities in the first quarter of each of fiscal 2011 and 2010 was $4 million. Investing cash flows for the first quarter of fiscal 2011 and 2010 were comprised primarily of capital expenditures. We expect total capital expenditures for fiscal 2011 to be approximately $15 to $17 million.
Credit Facility
Information regarding our Credit Facility is contained in Note 5 to the Condensed Consolidated Financial Statements included in this Report and is incorporated herein by reference.
Mortgage Transactions
Information regarding our mortgage debt transactions is contained in Note 7 to the Condensed Consolidated Financial Statements included in this Report and is incorporated herein by reference.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At April 30, 2011, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period (in $ millions)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating lease obligations	$489	$93	$157	$117	$122
Mortgage debt	29	<1	1	1	27
Letters of credit	22	22	—	—	—
Guaranteed minimum royalties	5	1	3	1	—
Capital lease obligations	<1	<1	<1	—	—
ASC 740 (FIN 48) obligations including interest and penalties	<1	<1	—	—	—

Total	$546	$117	$161	$119	$149

We have an aggregate of nearly 400 lease expirations for reconsideration through 2013. These leases will either be renewed or extended, potentially at different rates, or be allowed to expire. As a result, depending on market conditions, actual future rental commitments and the time frame of such commitments may differ significantly from those shown in the table above.
The contractual obligations table above does not include common area maintenance (“CAM”) charges, which are also a required contractual obligation under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Additionally, total CAM expenses may continue to fluctuate significantly from year to year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores.
We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2023. Substantially all of our retail store leases require us to pay minimum rent, CAM charges, insurance, property taxes and additional percentage rent based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.
We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed 25 stores in the first fiscal quarter of 2011. We currently anticipate closing approximately 40 to 50 stores for all of fiscal 2011.
The ASC 740 (FIN 48) obligations shown in the table above represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.
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
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 3 to the Condensed Consolidated Financial Statements included in this Report and is incorporated herein by reference.
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past. However, we are currently anticipating that product sourcing costs will continue to increase during fiscal 2011 due to a combination of increases in cotton, labor, fuel and currency costs. We currently estimate that these cost increases will adversely affect our net merchandise margins in fiscal 2011. We intend to partially mitigate these increases through a combination of initiatives such as better product assortments, refined pricing strategies, localization initiatives, shipment consolidation and detailed reviews of product specifications.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk from the Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements included in this Report). Direct borrowings under the Credit Facility bear interest at the administrative agent’s alternate base rate (as defined, 3.5% at April 30, 2011) or at optional interest rates that are primarily dependent upon LIBOR or the federal funds effective rate for the time period chosen. At April 30, 2011 we had no direct borrowings outstanding under the Credit Facility.
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
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2011.
No change in our internal control over financial reporting occurred during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
For information on legal proceedings see “Litigation” within Note 10 to the Condensed Consolidated Financial Statements included in this Report, which information is incorporated herein by reference.
Item 1A. Risk Factors.
We have included in Part I, Item 1A of the 2010 Annual Report a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). We believe there are no material changes from the disclosure provided in the 2010 Annual Report with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Reserved.
Item 5. Other Information.
None.
Item 6. Exhibits.

Incorporated by
Reference
Exhibit #	Exhibit Description	Form	Filing Date

3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04

3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98

3.3	Fifth Amended and Restated Bylaws of the Company	8-K	4/3/09

31.1+	Written statements of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Written statement of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: June 6, 2011	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 6, 2011	By:	/s/ MICHAEL W. KAPLAN
Michael W. Kaplan
Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)