Form 10-Q
period 2011-07-30
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2011-09-07
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 30, 2011
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
On September 2, 2011, the registrant had 66,759,942 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended July 30, 2011
Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets—July 30, 2011 and January 29, 2011	3
Condensed Consolidated Statements of Operations and Comprehensive Operations—Second quarter (13 weeks) and first half (26 weeks) ended July 30, 2011 and July 31, 2010	4
Condensed Consolidated Statements of Cash Flows—First half (26 weeks) ended July 30, 2011 and July 31, 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Reserved	23
Item 5. Other Information	23
Item 6. Exhibits	23
SIGNATURE PAGE	24
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, all amounts in thousands except share and per share amounts)

	July 30, 2011	January 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,252	$63,710
Merchandise inventories	163,332	95,701
Prepaid expenses	16,893	11,669
Other current assets	5,677	4,773

Total current assets	199,154	175,853

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	606,158	619,478
Less: Accumulated depreciation and amortization	(435,279)	(426,298)

Total property and equipment, net	170,879	193,180

Deferred income taxes	6,243	6,243
Other assets	25,876	26,000

TOTAL ASSETS	$402,152	$401,276

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$97,411	$41,028
Other current liabilities	40,714	42,186

Total current liabilities	138,125	83,214

LONG-TERM LIABILITIES:
Deferred lease incentives	24,681	28,553
Deferred rent	19,050	19,786
Mortgage debt, long-term portion	28,828	29,093
Other long-term liabilities	25,859	26,296

Total long-term liabilities	98,418	103,728

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 66,470,418 and 66,173,397 shares issued and outstanding, respectively	665	662
Additional paid-in capital	13,594	11,593
Retained earnings	151,350	202,079

Total shareholders’ equity	165,609	214,334

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$402,152	$401,276

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE OPERATIONS
(unaudited, all amounts in thousands except share and per share amounts)

	For the Second Quarter Ended		For the First Half Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$214,898	$218,336	$400,652	$408,644
Cost of goods sold, including buying, distribution and occupancy costs	165,418	167,578	315,682	315,421

Gross margin	49,480	50,758	84,970	93,223

Selling, general and administrative expenses	67,840	73,945	133,981	147,099

Operating loss	(18,360)	(23,187)	(49,011)	(53,876)

Other expense, net	571	76	1,114	77

Loss before income taxes	(18,931)	(23,263)	(50,125)	(53,953)

Income tax expense	328	202	604	540

Net loss	$(19,259)	$(23,465)	$(50,729)	$(54,493)

Comprehensive loss	$(19,259)	$(23,465)	$(50,729)	$(54,493)

Net loss per share:
Basic and Diluted	$(0.29)	$(0.36)	$(0.76)	$(0.83)

Weighted-average shares outstanding:
Basic and Diluted	66,343,761	65,950,825	66,273,810	65,894,376

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, all amounts in thousands)

	For the First Half Ended
	July 30, 2011	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,729)	$(54,493)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	22,437	28,105
Asset impairment	5,785	6,307
Loss on disposal of property and equipment	63	632
Noncash stock-based compensation	1,736	2,112
Change in operating assets and liabilities:
Merchandise inventories	(67,631)	(85,125)
Prepaid expenses and other current assets	(6,428)	(237)
Other assets	124	(196)
Accounts payable	56,383	49,712
Other current liabilities	(573)	2,356
Deferred lease incentives	(3,872)	(5,117)
Deferred rent	(736)	(761)
Other long-term liabilities	(276)	(571)

Net cash used in operating activities	(43,717)	(57,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,938)	(10,917)
Proceeds from insurance settlement	300	—

Net cash used in investing activities	(6,638)	(10,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under mortgage borrowings	(248)	—
Proceeds from exercise of stock options	314	303
Principal payments under capital leases	(169)	(160)

Net cash (used in) provided by financing activities	(103)	143

NET DECREASE IN CASH AND CASH EQUIVALENTS	(50,458)	(68,050)
CASH AND CASH EQUIVALENTS, beginning of period	63,710	93,091

CASH AND CASH EQUIVALENTS, end of period	$13,252	$25,041

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,047	$16
Cash paid (refunded) for income taxes	$932	$(272)
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at period end	$345	$1,614
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of July 30, 2011, the Company leased and operated 821 stores in each of the 50 states and Puerto Rico.
2. BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (“fiscal 2010”) filed with the SEC. The Condensed Consolidated Financial Statements include the accounts of Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (Pacific Sunwear Stores Corp., a California corporation (“PacSun Stores”) and Miraloma Borrower Corporation, a Delaware corporation (“Miraloma”)). All intercompany transactions have been eliminated in consolidation.
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the Company’s first half ended July 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012 (“fiscal 2011”).
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Information regarding significant accounting policies is contained in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2010. Presented below in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that Report.
Income Taxes
The Company calculates its interim income tax provision in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, “Interim Reporting” (“ASC 270”) and ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.
Recent Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The ASU requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operation.
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure requirement in U.S. GAAP and IFRSs.” The ASU provides additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operation.
4. IMPAIRMENT OF LONG-LIVED ASSETS
The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Based on reviews of the operating performance and projections of underperforming stores, the Company determined that certain underperforming stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover the Company’s investment in the stores. As a result, the Company recorded noncash impairment charges of approximately $3.4 million and $5.8 million within selling, general and administrative expenses during the fiscal quarter and first half ended July 30, 2011, respectively, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations to write-down the carrying value of long-lived store assets to their estimated fair values. Fair value is determined using a discounted cash flow model which requires “Level 3” inputs (as defined in ASC Topic 820, “Fair Value Measurements and Disclosures”). The impairment charge reduced the carrying amount of the applicable long-lived assets as follows (in millions):

	For the Second Quarter Ended		For the First Half Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Carrying value of long-lived assets	$5.0	$0.8	$8.6	$8.6
Less: Impairment charge	(3.4)	(0.8)	(5.8)	(6.3)

Fair value of long-lived assets	$1.6	$—	$2.8	$2.3

5. CREDIT FACILITY
The Company has an asset-backed credit agreement with a syndicate of lenders (the “Credit Facility”) which expires on April 29, 2013, and provides for a secured revolving line of credit of up to $150 million that can be increased to up to $225 million subject to lender approval. Extensions of credit under the Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The Credit Facility is available for direct borrowing and, subject to borrowing base availability ($108 million at July 30, 2011), up to $75 million is available for the issuance of letters of credit and up to $15 million is available for swing-line loans. The Credit Facility is secured by cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the Credit Facility bear interest at the administrative agent’s alternate base rate (as defined, 3.75% at July 30, 2011) or at optional interest rates that are primarily dependent upon LIBOR or the federal funds effective rate for the time period chosen. Based on current forecasts and plans for the year, the Company believes that cash flows from operating activities, working capital, borrowing availability under the Credit Facility, and other available sources of financing will be sufficient to meet its operating and capital expenditure needs for the next twelve months. At July 30, 2011, the Company had no direct borrowings and $18 million in letters of credit outstanding under the Credit Facility resulting in remaining availability of $90 million.
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
6. OTHER CURRENT LIABILITIES
As of the dates presented, other current liabilities consisted of the following (in thousands):

	July 30,	January 29,
	2011	2011
Accrued compensation and benefits	$10,846	$10,036
Accrued gift cards	8,218	12,046
Sales taxes payable	4,418	4,120
Deferred tax liability	2,147	2,147
Accrued capital expenditures	345	1,298
Other	14,740	12,539

Total other current liabilities	$40,714	$42,186

7. MORTGAGE DEBT
On August 20, 2010, the Company, through its wholly-owned subsidiaries, Miraloma, and PacSun Stores, executed two promissory notes pursuant to which borrowings in an aggregate amount of $29.8 million from American National Insurance Company (“Anico”) were incurred. The note executed by Miraloma (the “Miraloma Note”) is in the amount of $16.8 million and bears interest at the rate of 6.50% per annum. Monthly principal and interest payments under the Miraloma Note commenced on October 1, 2010, and are $113,435. The principal and interest payments are based on a 25-year amortization schedule. The remaining principal balance of the Miraloma Note, and any accrued but unpaid interest thereon (estimated to be $14.4 million), will be due in full on September 1, 2017. The Miraloma Note is secured by a deed of trust on the building and land comprising the Company’s principal executive offices in Anaheim, California and is non-recourse to the Company. The Miraloma Note does not contain any financial covenants. In connection with this transaction, the Company transferred the building and related land securing the Miraloma Note to Miraloma and entered into a lease for the building and land with Miraloma. Miraloma paid a prepayment fee to Anico equal to 1% of the principal amount of the Miraloma Note on the closing date of the transaction. As a result, Miraloma may prepay the Miraloma Note, in whole, but not in part, at any time without penalty upon 30 days prior written notice to Anico.
The note executed by PacSun Stores (the “PacSun Stores Note”) is in the amount of $13.0 million and bears interest at the rate of 6.50% per annum. Monthly principal and interest payments under the PacSun Stores Note commenced on October 1, 2010, and are $87,777. The principal and interest payments are based on a 25-year amortization schedule. The remaining principal balance of the PacSun Stores Note, and any accrued but unpaid interest thereon (estimated to be $11.2 million), will be due in full on September 1, 2017. The PacSun Stores Note is secured by a mortgage on the Company’s leasehold interest in the building and land comprising the Company’s distribution center in Olathe, Kansas, and is unconditionally guaranteed by the Company. The PacSun Stores Note does not contain any financial covenants. PacSun Stores paid a prepayment fee to Anico equal to 1% of the principal amount of the PacSun Stores Note on the closing date of the transaction. As a result, PacSun Stores may prepay the PacSun Stores Note, in whole, but not in part, at any time without penalty upon 30 days prior written notice to Anico.

These transactions generated net cash proceeds to the Company of approximately $28 million. As of July 30, 2011, remaining aggregate principal payments required under these mortgage debt borrowings are as follows (in thousands):

FISCAL YEAR ENDING:
January 28, 2012	$257
February 2, 2013	539
February 1, 2014	576
January 31, 2015	614
January 30, 2016	655
Thereafter	26,709

29,350
Less: Current portion	522

Mortgage debt, long-term	$28,828

Interest expense recorded on the mortgage debt was $1 million for the first half of fiscal 2011.
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
The Company is also currently evaluating whether an ownership change has occurred under Internal Revenue Code Section 382. If the Company determines that an ownership change has occurred, its ability to utilize federal net operating loss carryforwards may be limited. As reported in the Company’s 2010 Annual Report, tax effected federal net operating losses of $40.5 million were carried forward to fiscal 2011 and will begin to expire in fiscal tax year 2029.
9. STOCK-BASED COMPENSATION
The Company maintains two stock-based incentive plans: (1) 2005 Performance Incentive Plan (“2005 Plan”) and (2) the amended and restated Employee Stock Purchase Plan (“ESPP”). The types of awards that may be granted under the 2005 Plan include stock options, stock appreciation rights, and restricted stock, or other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the 2005 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2005 Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the 2005 Plan is ten years after the grant date of the award. As of July 30, 2011, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2005 Plan was 3.9 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the 2005 Plan. The 2005 Plan will terminate on March 22, 2015 unless terminated earlier by the Company’s Board of Directors.
The Company accounts for stock-based compensation expense according to ASC Topic 718 (“ASC 718”). The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized during the vesting period. The expected term of options granted is derived primarily from historical data on employee exercises adjusted for expected changes to option terms, if any. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s stock. The Company records stock-based compensation expense using the straight-line method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. The Company’s stock-based compensation expense resulted from awards of stock options, nonvested shares, and stock appreciation rights, as well as from shares purchased under the Company’s employee share purchase plan.
The fair value of the Company’s stock-based compensation activity was determined using the following weighted-average assumptions:

	For the First Half Ended
	July 30, 2011		July 31, 2010
	Stock Options	ESPP	Stock Options	ESPP
Expected life	4 years	0.5 years	4 years	0.5 years
Expected volatility	82.9% — 83.2%	54.0%	79.4% — 80.0%	73.4%
Risk-free interest rate	1.2% — 1.6%	0.20%	1.75% — 2.0%	0.38%
Dividend yield	—	—	—	—
Stock Options
Under the Company’s stock option plans, incentive and nonqualified options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. A summary of stock option activity for the first half of fiscal 2011 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Term (Yrs.)	($000s)

Outstanding at January 29, 2011	3,253,554	$7.12
Granted	99,000	3.24
Exercised	(70,825)	1.64
Forfeited or expired	(223,041)	11.54

Outstanding at July 30, 2011	3,058,688	$6.80	4.8	$396

Vested and expected to vest at July 30, 2011	2,618,921	$7.27	4.7	$380

Exercisable at July 30, 2011	1,104,413	$11.83	3.6	$196

The weighted-average grant-date fair value per share of options granted during each of the first half of fiscal 2011 and 2010 was $1.96 and $2.85, respectively.
Nonvested Share Awards
A summary of the status of the Company’s nonvested share awards as of July 30, 2011 and changes during the first half of the fiscal year is presented below. Nonvested share awards contain a time-based restriction as to vesting. These awards generally vest over four years with 25% of the grant vesting each year on the anniversary of the grant date.

		Weighted-Average
		Grant-Date
Nonvested Share Awards	Shares	Fair Value

Outstanding at January 29, 2011	434,255	$6.56
Granted	648,125	3.53
Vested	(105,684)	9.24
Forfeited or expired	(107,677)	4.63

Outstanding at July 30, 2011	869,019	$4.22

Nonvested Share Units
A summary of nonvested share units activity under the Company’s 2005 Plan for the first half of fiscal 2011 is presented below. Nonvested share units contain a time-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

		Weighted-
		Average
		Grant-Date
Nonvested Share Units	Shares	Fair Value

Outstanding at January 29, 2011	175,000	$3.68
Granted	150,000	3.19
Released	(175,000)	3.68
Forfeited	—	—

Outstanding at July 30, 2011	150,000	$3.19

Stock-based compensation expense related to nonvested stock options, nonvested share awards and nonvested share units for each of the second quarters of fiscal 2011 and 2010 was $0.7 million and $0.9 million, respectively and $1.7 million and $2.0 million for the first half of fiscal 2011 and 2010, respectively.
At July 30, 2011 the Company had approximately $5 million of compensation cost related to nonvested stock option, nonvested share awards and nonvested share units not yet recognized. This unearned compensation expense is expected to be recognized over a weighted-average period of approximately 2.6 years.
Employee Stock Purchase Plan (“ESPP”)
The Company maintains an ESPP, which provides a method for Company employees to voluntarily purchase the Company’s common stock at a 10% discount from fair market value as of the beginning or the end of each six-month purchasing period, whichever is lower. The ESPP covers substantially all employees, excluding senior executives, who have three months of service with the Company. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.
During the first half of fiscal 2011 and 2010, the Company issued 95,798, and 104,938 shares at an average price of $2.35 and $2.89, respectively, under the ESPP. Related compensation expense was $0.1 million and $0.1 million during the first half of fiscal 2011 and 2010, respectively.
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
Since the allegations in all three of the above cases are substantially similar, the Company filed a motion to coordinate the cases in the Los Angeles Superior Court on April 20, 2011. The motion was granted on June 15, 2011. All discovery in the cases has been stayed pending the first status conference hearing, which will be held on September 23, 2011.
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
Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit primarily as security for merchandise shipments from overseas. The Company had approximately $18 million of such letters of credit outstanding at July 30, 2011. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
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
12. EARNINGS PER SHARE
Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock using the treasury stock method, if dilutive. In periods where a net loss is reported, incremental shares are excluded as their effect would be anti-dilutive. In such circumstances, the weighted-average number of shares outstanding in the basic and diluted earnings per common share calculations will be the same. Anti-dilutive options and nonvested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the nonvested share is greater than the market price of the Company’s common stock. Options to purchase 2,786,684 and 2,924,214 shares of common stock in the second quarter of fiscal 2011 and 2010, respectively, and 2,774,762 and 3,039,451 shares of common stock in the first half of fiscal 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

13. SUBSEQUENT EVENTS
Subsequent to July 30, 2011, the Company completed a series of negotiations with certain of its landlords to modify the terms of certain existing lease agreements, including the termination of five leases for underperforming stores that are now scheduled to close prior to the end of fiscal 2011. In connection with the terminated leases, the Company will make buy-out payments of $1.3 million, which will result in a net charge to the Company’s third fiscal quarter results of operations of approximately $0.9 million. The Company also executed agreements to reduce cash rents for the second half of fiscal 2011 and most of fiscal 2012, and extended lease end dates at favorable terms for approximately 95 stores. As a result, in the aggregate, cumulative net cash savings over the respective rent relief periods are expected to be approximately $9.5 million, excluding the one-time buy-out payments. In addition, as partial consideration for the execution of certain of the lease amendments, the Company will issue 900,000 shares of its common stock with a fair value upon issuance of approximately $1.6 million, which will be amortized on a straight-line basis over the rent relief period.
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
Cautionary Note Regarding Forward-Looking Statements
This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 29, 2011 (the “2010 Annual Report”), we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this Report include, but are not limited to, the following categories of expectations about:
•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements,
•	our capital expenditure plans for fiscal 2011,
•	potential recording of noncash impairment charges for underperforming stores in future quarters,
•	increases in product sourcing costs,
•	net cash savings as a result of the amendment or termination of certain leases,
•	forecasts of future store closures, expansions, relocations and store refreshes during fiscal 2011, and
•	future increases in occupancy expenses.
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
Executive Overview
We consider the following items to be key performance indicators in evaluating our performance:
Comparable (or “same-store”) sales. Stores are deemed comparable stores on the first day of the fiscal month following the one-year anniversary of their opening or expansion/relocation. We consider same-store sales to be an important indicator of the Company’s current performance. Same-store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses and other costs that are somewhat fixed. Positive same-store sales results usually generate greater operating leverage of expenses while negative same-store sales results generally have a negative impact on operating leverage. Same-store sales results also have a direct impact on our net sales, cash and working capital.
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
Cash flow and liquidity (working capital). We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on current forecasts and plans for fiscal 2011, we believe that cash flows from operating activities, working capital, borrowing availability under our Credit Facility, and other available sources of financing will be sufficient to meet our operating and capital expenditure needs for the next twelve months. However, if we were to experience a same-store sales decline similar to what occurred in fiscal 2010, combined with further gross margin erosion, we may have to access some, if not all, of our Credit Facility and potentially require other sources of financing to fund our operations, which might not be available. At July 30, 2011, we had no direct borrowings under our Credit Facility. For a discussion of the changes in operating cash flows and working capital, see “Liquidity and Capital Resources” in this section.
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
Results of Operations
The following table sets forth selected income statement data expressed as a percentage of net sales for the fiscal periods indicated. The discussion that follows should be read in conjunction with the following table:

	For the Second Quarter Ended		For the First Half Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	77.0	76.8	78.8	77.2

Gross margin	23.0	23.2	21.2	22.8
Selling, general and administrative expenses	31.6	33.9	33.4	36.0

Operating loss	(8.6)	(10.7)	(12.2)	(13.2)
Other expense, net	0.2	—	0.3	—

Loss before income taxes	(8.8)	(10.7)	(12.5)	(13.2)
Income tax expense	0.2	—	0.2	0.1

Net loss	(9.0)%	(10.7)%	(12.7)%	(13.3)%

Number of stores open at end of period	821	880
Total square footage (in 000s)	3,200	3,411
The second quarter (thirteen weeks) ended July 30, 2011 as compared to the second quarter (thirteen weeks) ended July 31, 2010
Net Sales
Net sales decreased to $215 million for the second quarter of fiscal 2011 from $218 million for the second quarter of fiscal 2010. The components of this $3 million decrease in net sales are as follows:

$ millions	Attributable to
$(8)	Decrease in net sales due to store closures.
4	Increase in other non-comparable sales including sales from new, expanded or relocated stores not yet included in the comparable store base and e-commerce sales.
1
1% increase in comparable store net sales in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, due to a single digit percentage improvement in total sales transactions, partially offset by a single digit percentage decline in average sales transaction

$(3)	Total

For the second quarter of fiscal 2011, comparable store net sales of Women’s product increased 1% and Men’s product was flat. Apparel represented 86% of total sales for the second quarter of fiscal 2011 versus 87% in the second quarter of fiscal 2010. Accessories and footwear represented a combined 14% of total net sales for the second quarter of fiscal 2011 versus 13% in the second quarter of fiscal 2010.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $49 million for the second quarter of fiscal 2011 versus $51 million for the second quarter of fiscal 2010. As a percentage of net sales, gross margin was 23.0% for the second quarter of fiscal 2011 compared to 23.2% for the second quarter of fiscal 2010. The components of this 0.2% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(1.3)	Decrease in merchandise margin as a percentage of sales.
0.7	Decrease in occupancy costs to $46 million in the second quarter of fiscal 2011 compared to $49 million in the second quarter of fiscal 2010.
0.4	Decrease in buying and distribution costs to $8 million in the second quarter of fiscal 2011 compared to $9 million in the second quarter of fiscal 2010.

(0.2)	Total

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) decreased to $68 million for the second quarter of fiscal 2011 from $74 million for the second quarter of fiscal 2010, a decrease of $6 million, or 8%. These expenses decreased to 31.6% as a percentage of net sales in the second quarter of fiscal 2011 from 33.9% in the second quarter of fiscal 2010. The components of this 2.3% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
(1.8)	Decrease in payroll and payroll-related expenses to $38 million in the second quarter of fiscal 2011 compared to $43 million in the second quarter of fiscal 2010.
(1.6)	Decrease in depreciation expense to $10 million in the second quarter of fiscal 2011 from $14 million in the second quarter of fiscal 2010.
1.2	Increase in noncash asset impairment charges to $3 million in the second quarter of fiscal 2011 from $1 million in the second quarter of fiscal 2010.
(0.1)	Decrease in all other SG&A expenses. In dollars, all other SG&A expenses were $16 million in the second quarter of fiscal 2011 compared to $17 million in the second quarter of fiscal 2010.

(2.3)	Total

We evaluate the recoverability of the carrying amount of long-lived assets (primarily property and equipment at the store level) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For a discussion of impairment charges, see Note 4 to the Condensed Consolidated Financial Statements included in this Report. Should comparable store net sales and gross margin decline, we may record additional noncash impairment charges within selling, general and administrative expenses for underperforming stores in future quarters.
Other Expense, Net
Other expense was $0.6 million for the second fiscal quarter of 2011 primarily due to recording interest expense related to the promissory notes for the mortgage transactions described in Note 7 to the Condensed Consolidated Financial Statements included in this Report.
Income Taxes
We recognized income tax expense of $0.3 million and $0.2 million for the second quarters of fiscal 2011 and 2010, respectively. For fiscal 2011, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. For further information, see Note 8 to the Condensed Consolidated Financial Statements included in this Report, which information is incorporated herein by reference.
Net Loss and Net Loss Per Share
On a GAAP basis, our net loss for the second quarter of fiscal 2011 was $19.3 million, or $(0.29) per share, versus a net loss of $23.5 million, or $(0.36) per share, for the second quarter of fiscal 2010. Amounts for the second quarter of fiscal 2011 include the continuing impact of a valuation allowance against our deferred tax assets.
On a non-GAAP basis, excluding the impact of the valuation allowance and using a normalized annual income tax rate of approximately 36%, our net loss for the second quarter of fiscal 2011 was $12.2 million, or $(0.18) per share, versus a non-GAAP net loss of $14.7 million, or $(0.22) per share for the second quarter of fiscal 2010.
About Non-GAAP Financial Measures
The preceding paragraph contains non-GAAP financial measures, including non-GAAP net loss and non-GAAP net loss per share for each of the second quarter of fiscal 2011 and 2010. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures do not reflect a comprehensive system of accounting, differ from GAAP measures with the same names, and may differ from non-GAAP financial measures with the same or similar names that are used by other companies. We compute non-GAAP financial measures using a consistent methodology from quarter to quarter and year to year. We may consider whether other significant items that arise in the future should be excluded from the non-GAAP financial measures.
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
The first half (26 weeks) ended July 30, 2011 as compared to the first half (26 weeks) ended July 31, 2010
Net Sales
Net sales decreased to $401 million for the first half of fiscal 2011 from $409 million for the first half of fiscal 2010. The components of this $8 million decrease in net sales are as follows:

$ millions	Attributable to
$(16)	Decrease in sales due to store closures.
6	Increase in other non-comparable sales including sales from new, expanded or relocated stores not yet included in the comparable store base and e-commerce sales.
2	1% increase in comparable store net sales in the first half of fiscal 2011 compared to the first half of fiscal 2010 due to a single digit percentage improvement in average sale transactions.

$(8)	Total

For the first half of fiscal 2011, comparable store net sales of Women’s product increased 3% and Men’s product decreased 1%. Apparel represented 85% of total net sales for the first half of fiscal 2011 versus 88% in the first half of fiscal 2010. Accessories and footwear represented a combined 15% of total net sales for the first half of fiscal 2011 versus 12% in the first half of fiscal 2010.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $85 million for the first half of fiscal 2011 versus $93 million for the first half of fiscal 2010. As a percentage of net sales, gross margin was 21.2% for the first half of fiscal 2011 compared to 22.8% for the first half of fiscal 2010. The components of this 1.6% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(2.0)	Decrease in merchandise margins as a percentage of sales.
0.2	Decrease in occupancy costs to $93 million in the first half of fiscal 2011 compared to $96 million for the first half of fiscal 2010.
0.2	Decrease in buying and distribution costs to $17 million in the first half of fiscal 2011 compared to $18 million in the first half of fiscal 2010.

(1.6)	Total

Selling, General and Administrative Expenses
SG&A decreased to $134 million for the first half of fiscal 2011 from $147 million for the first half of fiscal 2010, a decrease of $13 million, or 9%. These expenses decreased to 33.4% as a percentage of net sales in the first half of fiscal 2011 from 36.0% in the first half of fiscal 2010. The components of this 2.6% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
(1.5)
Decrease in payroll and payroll-related expenses as a percentage of sales. In dollars, payroll and payroll-related expenses were $76 million in the first half of fiscal 2011 compared to $84 million in the first half of fiscal 2010.

(1.3)	Decrease in depreciation expense to $21 million in the first half of fiscal 2011 compared to $27 million in the first half of fiscal 2010.
0.2	Increase in all other SG&A expenses as a percentage of sales. In dollars, all other SG&A expenses were $37 million in the first half of fiscal 2011 and 2010.

(2.6)	Total

We evaluate the recoverability of the carrying amount of long-lived assets (primarily property and equipment at the store level) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For a discussion of impairment charges, see Note 4 to the Condensed Consolidated Financial Statements included in this Report. Should comparable store net sales and gross margin decline, we may record additional noncash impairment charges within selling, general and administrative expenses for underperforming stores in future quarters.
Other Expense, Net
Other expense was $1 million for the second half of fiscal 2011 primarily due to recording interest expense related to the promissory notes for the mortgage transactions described in Note 7 to the Condensed Consolidated Financial Statements included in this Report.
Income Taxes
We recognized income tax expense of $0.6 million and $0.5 million for the first half of fiscal 2011 and 2010, respectively. For fiscal 2011, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. For further information, see Note 8 to the Condensed Consolidated Financial Statements included in this Report, which information is incorporated herein by reference.
Net Loss and Net Loss Per Share
On a GAAP basis, our net loss for the first half of fiscal 2011 was $50.7 million, or $(0.76) per share, versus a net loss of $54.5 million, or $(0.83) per share, for the first half of fiscal 2010. Amounts for the first half of fiscal 2011 include the continuing impact of a valuation allowance against our deferred tax assets.
On a non-GAAP basis, excluding the impact of the valuation allowance and using a normalized annual income tax rate of approximately 36%, our net loss for the first half of fiscal 2011 was $32.0 million, or $(0.48) per share, versus a non-GAAP net loss of $34.2 million, or $(0.52) per share, for the first half of fiscal 2010.
About Non-GAAP Financial Measures
The preceding paragraph contains non-GAAP financial measures, including non-GAAP net loss and non-GAAP net loss per share for each of the first half of fiscal 2011 and 2010. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures do not reflect a comprehensive system of accounting, differ from GAAP measures with the same names, and may differ from non-GAAP financial measures with the same or similar names that are used by other companies. We compute non-GAAP financial measures using a consistent methodology from quarter to quarter and year to year. We may consider whether other significant items that arise in the future should be excluded from the non-GAAP financial measures.

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
Liquidity and Capital Resources
We have typically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. Based on current forecasts and plans for the year, we believe that cash flows from operating activities, working capital, borrowing availability under our Credit Facility, and other available sources of financing will be sufficient to meet our operating and capital expenditure needs for the next twelve months. As a result of the back-to-school season starting off slower than expected and with a higher degree of promotion in the marketplace, our current forecasts anticipate same-store sales will be in the mid to high negative single digits for the third quarter of fiscal 2011. If these trends continue for an extended period of time, we may be required to access some, if not all, of our Credit Facility and potentially require other sources of financing to fund our operations, which might not be available. At July 30, 2011, we had no direct borrowings under our Credit Facility.

	For the First Half Ended
	July 30,	July 31,
(In thousands)	2011	2010

Net cash used in operating activities	$(43,717)	$(57,276)
Net cash used in investing activities	(6,638)	(10,917)
Net cash (used in) provided by financing activities	(103)	143

Net decrease in cash and cash equivalents	$(50,458)	$(68,050)

Operating Cash Flows
Net cash used in operating activities for the first half of fiscal 2011 was $44 million. We used $21 million of cash in operations (net of noncash charges), before working capital changes. In addition, cash decreased $18 million from changes in working capital items primarily due to increases in merchandise inventories of $68 million, offset by increased accounts payable of $56 million due to the seasonal variation between the peak back-to-school selling season and the annual low point for inventories at the end of the fiscal year. The remaining decrease in cash from working capital items was attributable to an increase in other current assets of $6 million primarily due to an increase in prepaid expenses of $5 million. Additional decreases in operating cash flows were due to changes in other assets and liabilities of $5 million.
Net cash used in operating activities for the first half of fiscal 2010 was $57 million. We used $17 million of cash in operations (net of noncash charges), before working capital changes. In addition, cash decreased $33 million from changes in working capital items primarily due to increases in merchandise inventories of $85 million, offset by increased accounts payable of $50 million due to the seasonal variation between the peak back-to-school selling season and the annual low point for inventories at the end of the fiscal year. Additional decreases in operating cash flows were due to changes in other assets and liabilities of $7 million.
Working Capital
Working capital at July 30, 2011 was $61 million compared to $93 million at January 29, 2011, a decrease of $32 million. The changes in working capital were as follows:

$ millions	Description
$93	Working capital at January 29, 2011
(50)	Decrease in cash and cash equivalents.
11	Increase in merchandise inventories, net of accounts payable, from fiscal year end due to planned receipt flows.
6	Increase in other assets, primarily prepaid expenses.
1	Decrease in other current liabilities.

$61	Working capital at July 30, 2011

Investing Cash Flows
Net cash used in investing activities in the first half of fiscal 2011 was $7 million compared to $11 million for the first half of fiscal 2010, a decrease in cash used of $4 million. Investing cash flows for the first half of fiscal 2011 were comprised primarily of capital expenditures. Investing cash flows for the first half of fiscal 2010 were comprised entirely of capital expenditures. We expect total capital expenditures for fiscal 2011 to be approximately $15 to $17 million.
Credit Facility
Information regarding our Credit Facility is contained in Note 5 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Mortgage Transactions
Information regarding our mortgage debt is contained in Note 7 to the Condensed Consolidated Financial Statements included in this Report and is incorporated herein by reference.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as collateralized debt obligations related to our corporate headquarters and distribution center. In addition, at any given time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At July 30, 2011, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period (in $ millions)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
Operating lease obligations	$466	$91	$152	$111	$112
Mortgage debt	29	1	1	1	26
Letters of credit	18	18	—	—	—
Guaranteed minimum royalties	4	1	3	—	—

Total	$517	$111	$156	$112	$138

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
We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2023. Substantially all of our retail store leases require us to pay minimum rent, CAM charges, insurance, property taxes and additional percentage rent based on sales volumes exceeding certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the related lease term. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Most leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified sales levels are not achieved by a specified date. None of our retail store leases contain purchase options.

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed 31 stores in the first half of fiscal 2011. We currently anticipate closing approximately 50 to 60 stores for all of fiscal 2011.
Subsequent to July 30, 2011, the Company completed a series of negotiations with certain of its landlords to modify the terms of certain existing lease agreements, including the termination of five leases for underperforming stores that are now scheduled to close prior to the end of fiscal 2011. In connection with the terminated leases, the Company will make buy-out payments of $1.3 million, which will result in a net charge to the Company’s third fiscal quarter results of operations of approximately $0.9 million. The Company also executed agreements to reduce cash rents for the second half of fiscal 2011 and most of fiscal 2012, and extended lease end dates at favorable terms for approximately 95 stores. As a result, in the aggregate, cumulative net cash savings over the respective rent relief periods are expected to be approximately $9.5 million, excluding the one-time buy-out payments. In addition, as partial consideration for the execution of certain of the lease amendments, the Company will issue 900,000 shares of its common stock with a fair value upon issuance of approximately $1.6 million, which will be amortized on a straight-line basis over the rent relief period.
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
Seasonality and Quarterly Results
Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, approximately

45% of our net sales have occurred in the first half of the fiscal year and 55% have occurred in the second half. The six to seven week selling periods for each of the back-to-school and holiday seasons together account for approximately 35% to 40% of our annual net sales and a higher percentage of our operating results on a combined basis. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors: including changes in consumer buying patterns; fashion trends; the timing and level of markdowns; the timing of store closings, expansions and relocations; competitive factors; and general economic conditions.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk from our Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements included in this Report). Direct borrowings under the Credit Facility bear interest at the administrative agent’s alternate base rate (as defined, 3.75% at July 30, 2011) or at optional interest rates that are primarily dependent upon LIBOR or the federal funds effective rate for the time period chosen. At July 30, 2011 we had no direct borrowings outstanding under our Credit Facility.
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
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 30, 2011.
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
Item 1A. Risk Factors.
We have included in Part I, Item 1A of the 2010 Annual Report a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). We believe there are no material changes from the disclosure provided in the 2010 Annual Report with respect to the Risk Factors, other than the item discussed below. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
Our failure to reverse declining sales and/or further gross margin declines would have a material adverse impact on our business, profitability and liquidity. In fiscal 2010 and fiscal 2009, we experienced declines of 8% and 20%, respectively, in comparable store net sales. The failure to reverse a similar negative trend in fiscal 2011 would have a material adverse impact on our business, results of operations, financial condition, liquidity and stock price. As a result of the back-to-school season starting off slower than expected and with a higher degree of promotion in the marketplace, our current forecasts anticipate same-store sales will be in the mid to high negative single digits for the third quarter of fiscal 2011. If these trends continue for an extended period of time, we believe that our working capital and cash flows from operating activities might not be sufficient to meet our operating requirements and we may be required to access some, if not all, of our Credit Facility and potentially require other sources of financing to fund our operations, which might not be available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Reserved.
Item 5. Other Information.
None.
Item 6. Exhibits.

Incorporated by
Reference
Exhibit #	Exhibit Description	Form	Filing Date

3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04

3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98

3.3	Fifth Amended and Restated Bylaws of the Company	8-K	4/3/09

31.1+	Written statements of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Written statement of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

**	These interactive files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: September 6, 2011	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director (Principal Executive Officer)
Date: September 6, 2011	By:	/s/ MICHAEL W. KAPLAN
Michael W. Kaplan
Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)