Form 10-Q
period 2011-10-29
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2011-12-08
CIK 874841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 29, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On December 6, 2011, the registrant had 67,401,389 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-Q

For the Quarter Ended October 29, 2011

Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets—October 29, 2011 and January 29, 2011	3
Condensed Consolidated Statements of Operations and Comprehensive Operations—Third quarter (13 weeks) and three quarters (39 weeks) ended October 29, 2011 and October 30, 2010, respectively	4
Condensed Consolidated Statements of Cash Flows—Three quarters (39 weeks) ended October 29, 2011 and October 30, 2010, respectively	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Reserved	23
Item 5. Other Information	23
Item 6. Exhibits	24
SIGNATURE PAGE	26
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, all amounts in thousands except share and per share amounts)

	October 29, 2011	January 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,280	$63,710
Merchandise inventories	152,249	95,701
Prepaid expenses	18,405	11,669
Other current assets	6,620	4,773

Total current assets	185,554	175,853

PROPERTY AND EQUIPMENT, NET:
Gross property and equipment	602,953	619,478
Less: Accumulated depreciation and amortization	(444,796)	(426,298)

Total property and equipment, net	158,157	193,180

Deferred income taxes	6,243	6,243
Other assets	25,482	26,000

TOTAL ASSETS	$375,436	$401,276

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$89,572	$41,028
Other current liabilities	39,133	42,186

Total current liabilities	128,705	83,214

LONG-TERM LIABILITIES:
Deferred lease incentives	22,483	28,553
Deferred rent	18,623	19,786
Mortgage debt, long-term portion	28,692	29,093
Other long-term liabilities	26,554	26,296

Total long-term liabilities	96,352	103,728

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 170,859,375 shares authorized; 67,389,703 and 66,173,397 shares issued and outstanding, respectively	674	662
Additional paid-in capital	15,956	11,593
Retained earnings	133,749	202,079

Total shareholders’ equity	150,379	214,334

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$375,436	$401,276

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS

(unaudited, all amounts in thousands except share and per share amounts)

	For the Third Quarter Ended		For the Three Quarters Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$242,011	$257,904	$642,663	$666,548
Cost of goods sold, including buying, distribution and occupancy costs	183,377	193,527	499,059	508,947

Gross margin	58,634	64,377	143,604	157,601

Selling, general and administrative expenses	75,352	71,093	209,332	218,192

Operating loss	(16,718)	(6,716)	(65,728)	(60,591)

Other expense, net	1,178	420	2,292	497

Loss before income taxes	(17,896)	(7,136)	(68,020)	(61,088)

Income tax (benefit) expense	(294)	(173)	310	367

Net loss	$(17,602)	$(6,963)	$(68,330)	$(61,455)

Comprehensive loss	$(17,602)	$(6,963)	$(68,330)	$(61,455)

Net loss per share:
Basic and Diluted	$(0.26)	$(0.11)	$(1.03)	$(0.93)

Weighted-average shares outstanding:
Basic and Diluted	66,855,443	66,056,822	66,467,688	65,948,679

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, all amounts in thousands)

	For the Three Quarters Ended
	October 29, 2011	October 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,330)	$(61,455)
Adjustments to reconcile net loss to net cash from operating activities:

Depreciation and amortization	32,758	41,910
Asset impairment	12,829	8,209
Loss on disposal of property and equipment	161	710
Noncash stock-based compensation	2,524	3,082
Change in operating assets and liabilities:
Merchandise inventories	(56,548)	(76,869)
Prepaid expenses and other current assets	(7,298)	932
Other assets	518	334
Accounts payable	48,544	38,756
Other current liabilities	(3,361)	(8,466)
Deferred lease incentives	(6,070)	(7,656)
Deferred rent	(1,163)	(1,166)
Other long-term liabilities	174	(520)

Net cash used in operating activities	(45,262)	(62,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,165)	(15,544)
Proceeds from insurance settlement	300	—

Net cash used in investing activities	(9,865)	(15,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage borrowings	—	29,800
Payments for mortgage borrowings costs	—	(1,154)
Principal payments under mortgage borrowings	(375)	(80)
Proceeds from exercise of stock options	313	298
Principal payments under capital leases	(241)	(237)

Net cash (used in) provided by financing activities	(303)	28,627

NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,430)	(49,116)
CASH AND CASH EQUIVALENTS, beginning of period	63,710	93,091

CASH AND CASH EQUIVALENTS, end of period	$8,280	$43,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,745	$435
Cash paid (refunded) for income taxes	$991	$(268)
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Property and equipment purchases accrued at period end	$1,388	$578
Shares issued in connection with lease modifications	$1,585	$—
Capital lease transactions for property and equipment	$470	$283

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF BUSINESS

Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of October 29, 2011, the Company leased and operated 820 stores in each of the 50 states and Puerto Rico.

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

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the Company’s fiscal quarter or three quarters ended October 29, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012 (“fiscal 2011”).

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

Income Taxes

The Company calculates its interim income tax provision in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, “Interim Reporting” (“ASC 270”) and ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income or loss for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” The ASU requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

4. IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Based on reviews of the operating performance and projected outlook for the Company’s stores, the Company determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover the Company’s investment in the respective stores. As a result, the Company recorded noncash impairment charges of approximately $7.0 million and $12.8 million within selling, general and administrative expenses during the third quarter and the three quarters ended October 29, 2011, respectively, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations to write-down the carrying value of long-lived store assets to their estimated fair values. Fair value is determined using a discounted cash flow model which requires “Level 3” inputs, as defined in ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The impairment charge reduced the carrying amount of the respective long-lived assets as follows (in millions):

	For the Third Quarter Ended		For the Three Quarters Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Carrying value of long-lived assets	$9.0	$3.7	$17.6	$12.3
Less: Impairment charge	(7.0)	(1.9)	(12.8)	(8.2)

Fair value of long-lived assets	$2.0	$1.8	$4.8	$4.1

5. DEBT

On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Capital Finance (“New Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (“Former Credit Facility”). Additionally, the Company entered into a new five-year, $60 million term loan (“Senior Secured Term Loan”), funded by an affiliate of Golden Gate Capital. In conjunction with the Senior Secured Term Loan, the Company issued convertible preferred stock with a liquidation value of $0.1 million to an affiliate of Golden Gate Capital, which gives that affiliate the right to purchase up to 13.5 million shares of the Company’s common stock, representing 19.9% of the Company’s outstanding common stock (16.7% on a fully-diluted basis). The convertible preferred stock has an exercise price of $1.75. See Note 13, Subsequent Events.

As of the end of the current quarter, the Former Credit Facility was set to expire on April 29, 2013 and provided for a secured revolving line of credit of up to $150 million that could be increased to up to $225 million subject to lender approval. Extensions of credit under the Former Credit Facility were limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The Former Credit Facility was available for direct borrowing and, subject to borrowing base availability ($80 million at October 29, 2011), up to $75 million was available for the issuance of letters of credit and up to $15 million was available for swing-line loans. The Former Credit Facility was secured by cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the Former Credit Facility bore interest at the administrative agent’s alternate base rate (as defined, 3.75% at October 29, 2011) or at optional interest rates that was primarily dependent upon LIBOR or the federal funds effective rate for the time period chosen. At October 29, 2011, the Company had no direct borrowings and $26 million in letters of credit outstanding under the Former Credit Facility resulting in remaining availability of $54 million. However, subsequent to quarter end, the Company borrowed approximately $20 million under the Former Credit Facility to fund temporary working capital needs.

The Company was not subject to any financial covenant restrictions under the Former Credit Facility unless total remaining borrowing availability under the Former Credit Facility fell below $15 million at any point in time, or 10% of the aggregate lender commitments in the event the Former Credit Facility was increased beyond $150 million. The Company was restricted from incurring additional indebtedness or liens in excess of certain levels specified by the Former Credit Facility. In general, the Company was not allowed to incur additional secured indebtedness, but could obtain unsecured indebtedness outside of the Former Credit Facility up to $150 million. Additionally, the Former Credit Facility contained specific limits on particular kinds of indebtedness, as defined in the Former Credit Facility agreement, and such agreement contained other typical affirmative and negative covenants, such as obligations to deliver financial statements, provide certain notices, comply with laws, and not enter into certain transactions or make certain payments without the consent of the lenders.

We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on the availability under the New Credit Facility and the funds received upon closing of the Senior Secured Term Loan, the Company believes that it will be able to meet its operating and capital expenditure needs for the next twelve months. The $20 million borrowed on the Former Credit Facility was re-paid at the closing of the Senior Secured Term Loan on December 7, 2011.

6. OTHER CURRENT LIABILITIES

As of the dates presented, other current liabilities consisted of the following (in thousands):

	October 29, 2011	January 29, 2011
Accrued compensation and benefits	$8,127	$10,036
Accrued gift cards	7,651	12,046
Sales taxes payable	3,469	4,120
Deferred tax liability	2,147	2,147
Accrued capital expenditures	1,388	1,298
Other	16,351	12,539

Total other current liabilities	$39,133	$42,186

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

These transactions generated net cash proceeds to the Company of approximately $28 million. As of October 29, 2011, remaining aggregate principal payments required under these mortgage debt borrowings are as follows (in thousands):

FISCAL YEAR ENDING:
January 28, 2012	$129
February 2, 2013	539
February 1, 2014	576
January 31, 2015	614
January 30, 2016	655
Thereafter	26,709

29,222
Less: Current portion	530

Mortgage debt, long-term	$28,692

Interest expense recorded on the mortgage debt was $1.4 million and $0.3 million for the first three quarters of fiscal 2011 and 2010, respectively.

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

The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the quarter ended October 29, 2011. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be limited.

9. STOCK-BASED COMPENSATION

The Company maintains two stock-based incentive compensation plans: (1) 2005 Performance Incentive Plan (“2005 Plan”); and (2) the amended and restated Employee Stock Purchase Plan (“ESPP”). The types of awards that may be granted under the 2005 Plan include stock options, stock appreciation rights, and restricted stock, or other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the 2005 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2005 Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the 2005 Plan is ten years after the grant date of the award. As of October 29, 2011, the maximum number of shares of the Company’s common stock that was authorized for award grants under the 2005 Plan was 3.9 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the 2005 Plan. The 2005 Plan will terminate on March 22, 2015 unless terminated earlier by the Company’s Board of Directors.

The Company accounts for stock-based compensation expense according to ASC Topic 718, “Stock Compensation” (“ASC 718”). The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized during the vesting period. The expected term of options granted is derived primarily from historical data on employee exercises adjusted for expected changes to option terms, if any. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s stock. The Company records stock-based compensation expense using the straight-line method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. The Company’s stock-based compensation expense resulted from awards of stock options, nonvested shares, and stock appreciation rights, as well as from shares purchased under the Company’s employee share purchase plan.

The fair value of the Company’s stock-based compensation activity was determined using the following weighted-average assumptions:

	For the Three Quarters Ended
	October 29, 2011		October 30, 2010
	Stock Options	ESPP	Stock Options	ESPP
Expected life	4 years	0.5 years	4 years	0.5 years
Expected volatility	82.9% — 83.7%	54.0%	79.4% — 81.0%	73.4%
Risk-free interest rate	0.7% — 1.6%	0.20%	1.0% — 2.0%	0.38%
Dividend yield	—	—	—	—

Stock Options

Under the Company’s stock option plans, incentive and nonqualified options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. A summary of stock option activity for the first three quarters of fiscal 2011 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock Options	Shares	Price	Term (Yrs.)	($000s)
Outstanding at January 29, 2011	3,253,554	$7.12
Granted	121,500	3.04
Exercised	(70,825)	1.64
Forfeited or expired	(254,491)	11.36

Outstanding at October 29, 2011	3,049,738	$6.73	4.6	$2

Vested and expected to vest at October 29, 2011	2,695,553	$7.09	4.5	$2

Exercisable at October 29, 2011	1,350,813	$10.24	3.6	$1

The weighted-average grant-date fair value per share of options granted during each of the first three quarters ended of fiscal 2011 and 2010 was $1.84 and $2.81, respectively.

Nonvested Share Awards

A summary of nonvested share awards activity under the Company’s 2005 Plan for the first three quarters of fiscal 2011 is presented below. Nonvested share awards contain a time-based restriction as to vesting. These awards generally vest over four years with 25% of the grant vesting each year on the anniversary of the grant date.

Nonvested Share Awards	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 29, 2011	434,255	$6.56
Granted	657,500	3.51
Vested	(125,931)	9.66
Forfeited or expired	(129,189)	4.64

Outstanding at October 29, 2011	836,635	$4.00

Nonvested Share Units

A summary of nonvested share units activity under the Company’s 2005 Plan for the first three quarters of fiscal 2011 is presented below. Nonvested share units contain a time-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

Nonvested Share Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 29, 2011	175,000	$3.68
Granted	150,000	3.19
Released	(175,000)	3.68
Forfeited	—	—

Outstanding at October 29, 2011	150,000	$3.19

Stock-based compensation expense related to nonvested stock options, nonvested share awards and nonvested share units for the third quarter of fiscal 2011 and 2010, was $0.8 million and $0.9 million, respectively, and $2.4 million and $2.9 million for the first three quarters of fiscal 2011 and 2010, respectively.

At October 29, 2011, the Company had approximately $4.4 million of compensation cost related to nonvested stock options, nonvested share awards and nonvested share units not yet recognized. This unearned compensation expense is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

During the first three quarters of fiscal 2011 and 2010, the Company issued 95,798, and 104,938 shares at an average price of $2.35 and $2.89, respectively, under the ESPP. Related compensation expense was $0.1 million and $0.2 million during the first three quarters of fiscal 2011 and 2010, respectively.

Lease Modification

In connection with certain lease modifications in the current quarter, the Company issued 900,000 shares of its common stock to certain of its landlords. The fair value on the date of issuance was approximately $1.6 million, which is being amortized on a straight-line basis as a component of occupancy costs over the respective rent reduction period.

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

Since the allegations in all three of the above cases are substantially similar, the Company filed a motion to coordinate the cases in the Los Angeles Superior Court on April 20, 2011. That motion was granted on June 15, 2011. On October 14, 2011, the Company filed a motion for judgment on the pleadings with respect to several causes of action in each of the cases. A hearing on such motion is scheduled for December 9, 2011.

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

Letters of Credit

The Company has issued guarantees in the form of commercial letters of credit primarily as security for merchandise shipments from overseas. The Company had approximately $26 million of such letters of credit outstanding at October 29, 2011. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

11. SEGMENT REPORTING

The Company operates exclusively in the retail apparel industry. The Company designs, produces and distributes clothing and related products catering to teens and young adults through its primarily mall-based PacSun retail stores. The Company has identified three operating segments: PacSun stores, PacSun Outlet stores and pacsun.com. The three operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the three operating segments.

12. EARNINGS PER SHARE

Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock using the treasury stock method, if dilutive. In periods where a net loss is reported, incremental shares are excluded as their effect would be anti-dilutive. In such circumstances, the weighted-average number of shares outstanding in the basic and diluted earnings per common share calculations will be the same. Anti-dilutive options and nonvested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the nonvested share is greater than the market price of the Company’s common stock. Options to purchase 3,052,813 and 2,849,978 shares of common stock in the third quarter of fiscal 2011 and 2010, respectively, and 2,762,626 and 2,975,667 shares of common stock in the first three quarters of fiscal 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

13. SUBSEQUENT EVENTS

Subsequent to October 29, 2011, the Company reached agreement with certain of its landlords to modify certain lease agreements, which included the buyout of approximately 75 leases at a cost of approximately $13 million, short-term extensions for approximately 50 stores, and the termination upon lease expiration of approximately 115 stores. As a result, we expect to close approximately 80 stores during fiscal 2011 and approximately 110 stores during fiscal 2012. The cumulative net cash savings during fiscal 2012 is expected to be approximately $9 million, excluding the one-time buyout payments.

On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Capital Finance (“New Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (the Former Credit Facility). Borrowings under the New Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate (as those terms are defined in the New Credit Facility). Extensions of credit under the New Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The New Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The New Credit Facility is secured by liens and security interests with (a) first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables, and inventory, and (b) second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The New Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The New Credit Facility is scheduled to mature on December 7, 2016.

Additionally, on December 7, 2011 the Company entered into a new five-year, $60 million term loan (“Senior Secured Term Loan”), funded by an affiliate of Golden Gate Capital. The Senior Secured Term Loan will bear interest initially at an interest rate of 5.5% per annum to be paid in cash, due and payable quarterly in arrears, and 7.5% per annum, due and payable in kind (“PIK”) upon maturity, accruing annually in arrears with adjustments to the cash and PIK portion of the interest rate in accordance with the Senior Secured Term Loan agreement, following principle prepayments. Annual cash interest for fiscal 2012 is expected to be approximately $3 million. The Senior Secured Term Loan is guaranteed by each of the Company’s subsidiaries and will be guaranteed by any future domestic subsidiaries of the Company. The Senior Secured Term Loan is secured by liens and security interests with (a) a first priority security interest in all long-term assets of the Company and Pacific Sunwear Stores Corp. and all other assets not subject to a first lien and security interest pursuant to the New Credit Facility, (b) a first priority pledge of the equity interests of Miraloma Borrower Corporation and (c) a second priority security interest in all assets of the Company and Pacific Sunwear Stores Corp. subject to a first lien and security interest pursuant to the New Credit Facility. The Senior Secured Term Loan also contains covenants substantially identical to those in the New Credit Facility. The principal balance and any unpaid interest related to the Senior Secured Term Loan is due on December 7, 2016.

In conjunction with the Senior Secured Term Loan, the Company issued convertible preferred stock with a liquidation value of $0.1 million to an affiliate of Golden Gate Capital, which gives that affiliate the right to purchase up to 13.5 million shares of the Company’s common stock, based on an initial conversion ratio of 1,000 shares of common stock to one share of convertible preferred stock, representing 19.9% of the Company’s common stock outstanding (16.7% on a fully-diluted basis). The convertible preferred stock has an exercise price initially equal to $1.75 per share of underlying common stock. The initial holder of the preferred stock will be entitled to customary registration rights with respect to the underlying common stock.

On December 7, 2011, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan and declared a dividend of one Right on each outstanding share of common stock of the Company. The dividend will be paid to shareholders of record on December 12, 2011, upon certification by the Nasdaq Global Select Market to the SEC that the Rights have been approved for listing. Additionally, if any person or group acquires between 15% and 50% of the Company’s common stock, the Board of Directors may, at its option, exchange one share of the Company’s common stock for each Right. Under the Plan, among other things, a person or group which acquires 15% or more of the common stock of the Company will trigger the ability of the shareholders (other than the 15% holder) to exercise the Rights for an exercise price of $4.50 per Right (subject to certain adjustments from time to time) and to purchase a number of shares of common stock with a market value of twice the exercise price of the Rights exercised. Existing holders of 15% or more of the common stock are grandfathered under the Plan, until such time as they acquire more than 0.1% of the common stock than they had as of the date of the adoption of the Rights Plan. The Rights are redeemable at any time by the Company at $.01 per Right. The Plan expires in 2014.

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

Cautionary Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 29, 2011 (the “2010 Annual Report”), we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this Report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements,

•	our capital expenditure plans for fiscal 2011,

•	potential recording of noncash impairment charges for underperforming stores in future quarters,

•	increases in product sourcing costs,

•	forecasted net cash savings as a result of the amendment or termination of certain leases,

•	forecasts of future store closures, expansions, relocations and store refreshes during fiscal 2011, and

•	future increases in occupancy costs.

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

Cash flow and liquidity (working capital). We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on the availability under the New Credit Facility and the funds received upon closing of the Senior Secured Term Loan, the Company believes that it will be able to meet its operating and capital expenditure needs for the next twelve months. At October 29, 2011, we had no direct borrowings under the Former Credit Facility; however, we borrowed $20 million under the Facility subsequent to such date. The $20 million was re-paid at the closing of the Senior Secured Term Loan financing on December 7, 2011. For a discussion of the changes in operating cash flows and working capital, see “Liquidity and Capital Resources” in this section.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2010 Annual Report.

Results of Operations

The following table sets forth selected operating data expressed as a percentage of net sales for the fiscal periods indicated. The discussion that follows should be read in conjunction with the following table:

	For the Third Quarter Ended		For the Three Quarters Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	75.8	75.0	77.7	76.4

Gross margin	24.2	25.0	22.3	23.6
Selling, general and administrative expenses	31.1	27.6	32.5	32.7

Operating loss	(6.9)	(2.6)	(10.2)	(9.1)
Other expense, net	0.5	0.2	0.4	0.1

Loss before income taxes	(7.4)	(2.8)	(10.6)	(9.2)
Income tax (benefit) expense	(0.1)	(0.1)	—	—

Net loss	(7.3)%	(2.7)%	(10.6)%	(9.2)%

Number of stores open at end of period	820	877
Total square footage (in 000s)	3,194	3,400

The third quarter (thirteen weeks) ended October 29, 2011 as compared to the third quarter (thirteen weeks) ended October 30, 2010

Net Sales

Net sales decreased to $242 million for the third quarter of fiscal 2011 from $258 million for the third quarter of fiscal 2010. The components of this $16 million decrease in net sales are as follows:

$ millions	Attributable to
$(13)	Decrease in net sales due to store closures.
4	Increase in other non-comparable sales including sales from expanded or relocated stores not yet included in the comparable store base, e-commerce and bulk sales.
(7)	3% decrease in comparable store net sales in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

$(16)	Total

For the third quarter of fiscal 2011, comparable store net sales of Women’s product decreased 5% and Men’s product decreased 1%. Apparel represented 87% of total sales for the third quarter of fiscal 2011 and 2010. Accessories and footwear represented a combined 13% of total net sales for the third quarter of fiscal 2011 and 2010.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, was $59 million for the third quarter of fiscal 2011 versus $64 million for the third quarter of fiscal 2010. As a percentage of net sales, gross margin was 24.2% for the third quarter of fiscal 2011 compared to 25.0% for the third quarter of fiscal 2010. The components of this 0.8% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
0.1	Increase in merchandise margin as a percentage of sales.
(0.5)	Decrease in occupancy costs to $45 million in the third quarter of fiscal 2011 compared to $47 million in the third quarter of fiscal 2010.
(0.2)	Decrease in buying and distribution costs to $9 million in the third quarter of fiscal 2011 compared to $10 million in the third quarter of fiscal 2010.
(0.2)	Increase in e-commerce shipping costs as a percentage of sales.

(0.8)	Total

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased to $75 million for the third quarter of fiscal 2011 from $71 million for the third quarter of fiscal 2010, an increase of $4 million, or 6%. These expenses increased to 31.1% as a percentage of net sales in the third quarter of fiscal 2011 from 27.6% in the third quarter of fiscal 2010. The components of this 3.5% increase in SG&A as a percentage of net sales were as follows:

%	Attributable to
0.9

Increase in payroll and payroll-related expenses as a percentage of sales. In dollars, payroll and payroll-related expenses were flat in the third quarter of fiscal 2011, as compared to the prior year, which includes a $2 million bonus accrual reversal.

(1.1)	Decrease in depreciation expense to $10 million in the third quarter of fiscal 2011 from $13 million in the third quarter of fiscal 2010.
2.9	Increase in noncash asset impairment charges and store closure related charges to $9 million in the third quarter of fiscal 2011 from $2 million in the third quarter of fiscal 2010.
0.8	Increase in all other SG&A expenses. In dollars, all other SG&A expenses were $18 million in the third quarter of fiscal 2011 compared to $16 million in the third quarter of fiscal 2010.

3.5	Total

We evaluate the recoverability of the carrying amount of long-lived assets (primarily property and equipment at the store level) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For a discussion of impairment charges, see Note 4 to the Condensed Consolidated Financial Statements included in this Report. Should comparable store net sales and gross margin decline, we may record additional noncash impairment charges within selling, general and administrative expenses for underperforming stores in future periods.

Other Expense, Net

Other expense was $1.2 million and $0.4 million for the third fiscal quarter of 2011 and 2010, respectively, primarily related to interest expense associated with the mortgage debt described in Note 7 to the Condensed Consolidated Financial Statements included in this Report.

Income Taxes

We recognized an income tax benefit of $0.3 million and $0.2 million during the third quarters of fiscal 2011 and 2010, respectively. For fiscal 2011, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. For further information, see Note 8 to the Condensed Consolidated Financial Statements included in this Report, which information is incorporated herein by reference.

Net Loss and Net Loss Per Share

Our net loss for the third quarter of fiscal 2011 was $17.6 million, or $(0.26) per share, versus a net loss of $7.0 million, or $(0.11) per share, for the third quarter of fiscal 2010. Amounts for the third quarter of fiscal 2011 and 2010 include store closure related charges and the continuing impact of a valuation allowance against our deferred tax assets.

The first three quarters (39 weeks) ended October 29, 2011 as compared to the first three quarters (39 weeks) ended October 30, 2010

Net Sales

Net sales decreased to $643 million for the first three quarters of fiscal 2011 from $667 million for the first three quarters of fiscal 2010. The components of this $24 million decrease in net sales are as follows:

$ millions	Attributable to
$(29)	Decrease in sales due to store closures.
9	Increase in other non-comparable sales including sales from expanded or relocated stores not yet included in the comparable store base, e-commerce sales and bulk sales.
(4)	1% decrease in comparable store net sales in the first three quarters of fiscal 2011 compared to the first three quarters of fiscal 2010.

$(24)	Total

For the first three quarters of fiscal 2011, comparable store net sales of Women’s product was flat and Men’s product decreased 1%. Apparel represented 86% of total sales for the first three quarters of fiscal 2011 versus 87% for the first three quarters of fiscal 2010. Accessories and footwear represented a combined 14% of total net sales for the first three quarters of fiscal 2011 versus 13% in the first three quarters of fiscal 2010.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, was $144 million for the first three quarters of fiscal 2011 versus $158 million for the first three quarters of fiscal 2010. As a percentage of net sales, gross margin was 22.3% for the first three quarters of fiscal 2011 compared to 23.6% for the first three quarters of fiscal 2010. The components of this 1.3% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(1.2)	Decrease in merchandise margins as a percentage of sales.
(0.1)	Decrease in occupancy costs to $138 million in the first three quarters of fiscal 2011 compared to $143 million for the first three quarters of fiscal 2010.
0.1	Decrease in buying and distribution costs to $26 million in the first three quarters of fiscal 2011 compared to $28 million for the first three quarters of fiscal 2010.
(0.1)	Increase in e-commerce shipping costs as a percentage of sales.

(1.3)	Total

Selling, General and Administrative Expenses

SG&A decreased to $209 million for the first three quarters of fiscal 2011 from $218 million for the first three quarters of fiscal 2010, a decrease of $9 million, or 4.0%. These expenses decreased to 32.6% as a percentage of net sales in the first three quarters of fiscal 2011 from 32.7% in the first three quarters of fiscal 2010. The components of this 0.1% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
(0.5)

Decrease in payroll and payroll-related expenses as a percentage of sales. In dollars, payroll and payroll-related expenses were $116 million in the first three quarters of fiscal 2011 compared to $124 million in the first three quarters of fiscal 2010.

(1.2)	Decrease in depreciation expense to $31 million in the first three quarters of fiscal 2011 compared to $40 million in the first three quarters of fiscal 2010.
0.9	Increase in noncash asset impairment charges and store closure related charges to $15 million in the first three quarters of fiscal 2011 from $9 million in the first three quarters of fiscal 2010.
0.7

Increase in all other SG&A expenses as a percentage of sales. In dollars, all other SG&A expenses were $48 million in the first three quarters of fiscal 2011 and $45 million in the first three quarters of 2010.

(0.1)	Total

We evaluate the recoverability of the carrying amount of long-lived assets (primarily property and equipment at the store level) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For a discussion of impairment charges, see Note 4 to the Condensed Consolidated Financial Statements included in this Report. Should comparable store net sales and gross margin decline, we may record additional noncash impairment charges within selling, general and administrative expenses for underperforming stores in future periods.

Other Expense, Net

Other expense was $2.3 million and $0.5 million for the first three quarters of fiscal 2011 and 2010, respectively, primarily related to interest expense associated with the mortgage debt described in Note 7 to the Condensed Consolidated Financial Statements included in this Report.

Income Taxes

We recognized income tax expense of $0.3 million and $0.4 million during the first three quarters of fiscal 2011 and 2010, respectively. For fiscal 2011, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. For further information, see Note 8 to the Condensed Consolidated Financial Statements included in this Report, which information is incorporated herein by reference.

Net Loss and Net Loss Per Share

Our net loss for the first three quarters of fiscal 2011 was $68.3 million, or $(1.03) per share, versus a net loss of $61.5 million, or $(0.93) per share, for the first three quarters of fiscal 2010. Amounts for the first three quarters of fiscal 2011 and 2010 include store closure related charges and the continuing impact of a valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

We have typically financed our operations primarily from internally generated cash flow, with occasional short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores.

We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on the availability under the New Credit Facility and the funds received upon closing of the Senior Secured Term Loan, the Company believes that it will be able to meet its operating and capital expenditure needs for the next twelve months. At October 29, 2011, we had no direct borrowings under the Former Credit Facility; however, we borrowed $20 million under the Facility subsequent to such date. The $20 million was re-paid at the closing of the Senior Secured Term Loan financing on December 7, 2011. For a discussion of the changes in operating cash flows and working capital, see “Liquidity and Capital Resources” in this section.

At October 29, 2011, we had no direct borrowings under our Former Credit Facility, however we borrowed $20 million under that credit facility subsequent to such date.

	For the First Three Quarters Ended
(In thousands)	October 29, 2011	October 30, 2010
Net cash used in operating activities	$(45,262)	$(62,199)
Net cash used in investing activities	(9,865)	(15,544)
Net cash (used in) provided by financing activities	(303)	28,627

Net decrease in cash and cash equivalents	$(55,430)	$(49,116)

Operating Cash Flows

Net cash used in operating activities for the first three quarters of fiscal 2011 was $45 million. We used $20 million of cash in operations (net of noncash charges), before working capital changes. In addition, cash decreased $19 million from changes in working capital items primarily due to increases in merchandise inventories of $57 million, offset by increased accounts payable of $49 million due to the seasonal variation between the ramp up for the holiday season and the annual low point for inventories at the end of the fiscal year. The remaining decrease in cash from working capital items was attributable to an increase in other current assets of $7 million primarily due to an increase in prepaid expenses of $5 million. Additional decreases in operating cash flows were due to changes in other assets and liabilities of $7 million.

Net cash used in operating activities for the first three quarters of fiscal 2010 was $62 million. We used $8 million of cash in operations (net of noncash charges), before working capital changes. In addition, cash decreased $54 million from changes in working capital items primarily due to increases in merchandise inventories of $77 million, offset by increased accounts payable of $39 million due to the seasonal variation between the ramp up for the holiday season and the annual low point for inventories at the end of the fiscal year. Additional decreases in operating cash flows were due to changes in other assets and liabilities of $16 million.

Working Capital

Working capital at October 29, 2011 was $57 million compared to $93 million at January 29, 2011, a decrease of $36 million. The changes in working capital were as follows:

$ millions	Description
$93	Working capital at January 29, 2011
(55)	Decrease in cash and cash equivalents.
8	Increase in merchandise inventories, net of accounts payable, from fiscal year end due to planned receipt flows.
7	Increase in other assets, primarily prepaid expenses.
4	Decrease in other current liabilities.

$57	Working capital at October 29, 2011

Investing Cash Flows

Net cash used in investing activities in the first three quarters of fiscal 2011 was $10 million compared to $16 million for the first three quarters of fiscal 2010, a decrease in cash used of $6 million. Investing cash flows for the first three quarters of fiscal 2011 and 2010 were comprised primarily of capital expenditures at the store level. We expect total capital expenditures for fiscal 2011 to be approximately $13 to $15 million.

Financing Cash Flows

Net cash used in financing activities in the first three quarters of fiscal 2011 was $0.3 million compared to cash provided of $29 million for the first three quarters of fiscal 2010, an increase in cash used of approximately $30 million. The primary source of financing outflows in fiscal 2011 was principal payments under mortgage borrowings and capital leases offset by cash proceeds from the exercise of stock options. The primary source of financing inflows in fiscal 2010 was proceeds from mortgage borrowings, offset by payments for mortgage borrowing costs.

Credit Facility

Information regarding our Credit Facility is contained in Note 5 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Mortgage Transactions

Information regarding our mortgage debt is contained in Note 7 to the Condensed Consolidated Financial Statements included in this Report and is incorporated herein by reference.

Contractual Obligations

We have minimum annual rental commitments under existing store leases as well as collateralized debt obligations related to our corporate headquarters and distribution center. In addition, at any given time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At October 29, 2011, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period (in $ millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$443	$84	$149	$108	$102
Mortgage debt	29	1	1	1	26
Letters of credit	26	26	—	—	—
Guaranteed minimum royalties	4	1	3	—	—

Total	$502	$112	$153	$109	$128

We review the operating performance of our stores on an ongoing basis to determine which stores, if any, to expand, relocate or close. We closed 32 stores in the first three quarters of fiscal 2011. We have an aggregate of nearly 400 lease expirations for reconsideration through 2013. These leases will either be renewed or extended, potentially at different rates, terminated early, or be allowed to expire. As a result, depending on market conditions, actual future rental commitments and the time frame of such commitments may differ significantly from those shown in the table above. Currently, we anticipate closing approximately 150 of these stores prior to the end of fiscal 2013.

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

Subsequent to October 29, 2011, the Company reached agreement with certain of its landlords to modify certain lease agreements, which included the buyout of approximately 75 leases at a cost of approximately $13 million, short-term extensions for approximately 50 stores, and the termination upon lease expiration of approximately 115 stores. As a result, we expect to close approximately 80 stores during fiscal 2011 and approximately 110 stores during fiscal 2012. The cumulative net cash savings during fiscal 2012 is expected to be approximately $9 million, excluding the one-time buyout payments.

On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Capital Finance (“New Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (the Former Credit Facility). Borrowings under the New Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate (as those terms are defined in the New Credit Facility). Extensions of credit under the New Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The New Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The New Credit Facility is secured by liens and security interests with (a) first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables, and inventory, and (b) second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The New Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The New Credit Facility is scheduled to mature on December 7, 2016.

Additionally, on December 7, 2011 the Company entered into a new five-year, $60 million term loan (“Senior Secured Term Loan”), funded by an affiliate of Golden Gate Capital. The Senior Secured Term Loan will bear interest initially at an interest rate of 5.5% per annum to be paid in cash, due and payable quarterly in arrears, and 7.5% per annum, due and payable in kind (“PIK”) upon maturity, accruing annually in arrears with adjustments to the cash and PIK portion of the interest rate in accordance with the Senior Secured Term Loan agreement, following principle prepayments. Annual cash interest for fiscal 2012 is expected to be approximately $3 million. The Senior Secured Term Loan is guaranteed by each of the Company’s subsidiaries and will be guaranteed by any future domestic subsidiaries of the Company. The Senior Secured Term Loan is secured by liens and security interests with (a) a first priority security interest in all long-term assets of the Company and Pacific Sunwear Stores Corp. and all other assets not subject to a first lien and security interest pursuant to the New Credit Facility, (b) a first priority pledge of the equity interests of Miraloma Borrower Corporation and (c) a second priority security interest in all assets of the Company and Pacific Sunwear Stores Corp. subject to a first lien and security interest pursuant to the New Credit Facility. The Senior Secured Term Loan also contains covenants substantially identical to those in the New Credit Facility. The principal balance and any unpaid interest related to the Senior Secured Term Loan is due on December 7, 2016.

In conjunction with the Senior Secured Term Loan, the Company issued convertible preferred stock with a liquidation value of $0.1 million to an affiliate of Golden Gate Capital, which gives that affiliate the right to purchase up to 13.5 million shares of the Company’s common stock, based on an initial conversion ratio of 1,000 shares of common stock to one share of convertible preferred stock, representing 19.9% of the Company’s common stock outstanding (16.7% on a fully-diluted basis). The convertible preferred stock has an exercise price initially equal to $1.75 per share of underlying common stock. The initial holder of the preferred stock will be entitled to customary registration rights with respect to the underlying common stock.

On December 7, 2011, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan and declared a dividend of one Right on each outstanding share of common stock of the Company. The dividend will be paid to shareholders of record on December 12, 2011, upon certification by the Nasdaq Global Select Market to the SEC that the Rights have been approved for listing. Additionally, if any person or group acquires between 15% and 50% of the Company’s common stock, the Board of Directors may, at its option, exchange one share of the Company’s common stock for each Right. Under the Plan, among other things, a person or group which acquires 15% or more of the common stock of the Company will trigger the ability of the shareholders (other than the 15% holder) to exercise the Rights for an exercise price of $4.50 per Right (subject to certain adjustments from time to time) and to purchase a number of shares of common stock with a market value of twice the exercise price of the Rights exercised. Existing holders of 15% or more of the common stock are grandfathered under the Plan, until such time as they acquire more than 0.1% of the common stock than they had as of the date of the adoption of the Rights Plan. The Rights are redeemable at any time by the Company at $.01 per Right. The Plan expires in 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to interest rate risk in connection with the New Credit Facility. Generally, direct borrowings under the New Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR rate, plus 1.50% (1.77% at December 7, 2011). See Note 13 to the Condensed Consolidated Financial Statements included in this Report.

A sensitivity analysis was performed with respect to the New Credit Facility to determine the impact of unfavorable changes in interest rates on our cash flows. The sensitivity analysis quantified that the estimated potential cash flow impact would be less than $10,000 in additional interest expense (for each $1 million borrowed) if interest rates were to increase by 10% over a three-month period. Actual interest charges incurred may differ from those estimated because of changes or differences in market rates, differences in amounts borrowed, timing and other factors. We are not a party to any derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 29, 2011.

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

Item 1A. Risk Factors.

We have included in Part I, Item 1A of the 2010 Annual Report and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011 (the “Q2 Form 10-Q”) descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). We believe there are no material changes from the disclosure provided in the 2010 Annual Report and the Q2 Form 10-Q with respect to the Risk Factors, other than as set forth below. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Our failure to reverse declining sales would have a material adverse impact on our business, profitability and liquidity. In fiscal 2010 and fiscal 2009, we experienced declines of 8% and 20%, respectively, in comparable store net sales. If similar trends were to reoccur for an extended period of time, we believe that our working capital and cash flows from operating activities might not be sufficient to meet our operating requirements and we may be required to access some, if not all, of the New Credit Facility and potentially require other sources of financing to fund our operations, which might not be available. We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on current forecasts and plans for the balance of fiscal 2011 and for fiscal 2012, we believe that the proceeds from the Senior Secured Term Loan and availability under our New Credit Facility will be sufficient to meet our operating and capital expenditure needs for the next twelve months.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. In addition, our current level of debt could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Mortgage Debt, the New Credit Facility, and the Senior Secured Term Loan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Filing Date

3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04

3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98

3.3	Fifth Amended and Restated Bylaws of the Company	8-K	4/3/09

3.4	Certificate of Determination of Preferences of Convertible Series B Preferred Stock of the Company.	8-K	12/7/11

4.1	Shareholder Protection Rights Agreement, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock.	8-K	12/7/11

10.1	$100,000,000 Credit Agreement, dated as of December 7, 2011, among the Company and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and Swing Line Lender, and Wells Fargo Capital Finance, LLC., as Syndication Agent, Documentation Agent, Sole Lead Arranger and Sole Bookrunner, and between Pacific Sunwear Stores Corp. and Wells Fargo Bank N.A.	8-K	12/7/11

10.2	Guaranty, dated as of December 7, 2011, between Miraloma Borrower Corp. and Wells Fargo Bank N.A.	8-K	12/7/11

10.3	Security Agreement, dated as of December 7, 2011, among the Company, Pacific Sunwear Stores Corp. and Wells Fargo Bank N.A.	8-K	12/7/11

10.4	$60,000,000 Credit Agreement, dated as of December 7, 2011, among the Company and certain subsidiaries of the Company, as guarantors, and PS Holdings Agency Corp., as Administrative Agent, and the other lenders party thereto.	8-K	12/7/11

10.5	Facility Guaranty, dated as of December 7, 2011, between Pacific Sunwear Stores Corp. and PS Holdings.	8-K	12/7/11

10.6	Unsecured Guaranty, dated as of December 7, 2011, between Miraloma Borrower Corporation and PS Holdings Agency Corp.	8-K	12/7/11

10.7	Security Agreement, dated as of December 7, 2011, among the Company and certain subsidiaries of the Company and PS Holdings Agency Corp.	8-K	12/7/11

10.8	Stock Purchase and Investors Rights Agreement, dated as of December 7, 2011, among the Company and PS Holdings of Delaware, LLC – Series A.	8-K	12/7/11

10.9	Registration Rights Agreement, dated as of December 7, 2011, between the Company and PS Holdings of Delaware, LLC – Series A.	8-K	12/7/11

31.1+	Written statements of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Written statement of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
**	These interactive files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
(Registrant)

Date: December 7, 2011	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 7, 2011	By:	/s/ MICHAEL W. KAPLAN
Michael W. Kaplan
Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)