Form 10-K
period 2012-01-28
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2012-04-04
CIK 874841

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 28, 2012

or

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-21296

PACIFIC SUNWEAR OF CALIFORNIA, INC.

(Exact name of registrant as specified in its charter)

California	95-3759463
(State of incorporation)	(I.R.S. Employer Identification No.)

3450 E. Miraloma Ave., Anaheim, CA	92806
(Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(714) 414-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)
Convertible Series B Preferred Stock, par value $0.01 per share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)
Share Purchase Rights	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act:

None.

•	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

•	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

•	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

•	Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

•	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

•	Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of July 30, 2011, the last business day of the most recently completed second quarter, was approximately $191 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

On April 2, 2012, the registrant had 67,553,504 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed with the Commission not later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-K

For the Fiscal Year Ended January 28, 2012

PART I

ITEM	1. BUSINESS

General

Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company,” “Registrant,” “PacSun,” “we,” “us,” or “our”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. We sell a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. We operate a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” The Company, a California corporation, was incorporated in August 1982. As of January 28, 2012, we leased and operated 733 stores in each of the 50 states and Puerto Rico, comprised of 2.9 million total square feet.

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

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks

2012	February 2, 2013	53
2011	January 28, 2012	52
2010	January 29, 2011	52
2009	January 30, 2010	52
2008	January 31, 2009	52
2007	February 2, 2008	52

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

PacSun’s foundation has traditionally been built upon a great collection of powerful brands. Today, that mix of brands includes heritage brands, our own proprietary brands and a mix of up-and-coming, emerging brands. Our heritage brands have been partnered with us for many years and include some of the most well-known names in the action sports industry, including Fox Racing, DC Shoes, Roxy, Quiksilver, Hurley, Billabong, Element, O’Neill, Vans and Volcom, among others. In recent years, we have also built our own proprietary brands, including Bullhead®, Kirra®, On the Byas®, Black Poppy® and Nollie®, to complement our heritage brands and give us added flexibility within certain categories. In fiscal 2010, we licensed the Modern Amusement® brand from Dirty Bird Productions, Inc., a company owned by Mossimo Giannulli, the founder of the Mossimo® brand. Additionally, we continually seek to introduce emerging brands that bring newness to our stores and speak to the ever-changing tastes of our customers such as RVCA, Young and Reckless and Diamond, among others. Taken together, we believe that this mix of brands gives us the capability to offer our customers an unmatched selection of fashionable and authentic products.

Our in-store merchandise presentations feature heritage brands throughout our store via fixtures dedicated to particular brands along with their own brand signage. We have also partnered with key brands to allow them to create “brand shops” that offer them the opportunity to create their own selling space within our stores and display their product in a unique manner.

2	Pacific Sunwear of California, Inc. Form 10-K 2011

During fiscal 2011, we launched our “Dress Irresponsibly” marketing campaign which was realized in a variety of media, including television, internet, print advertising, mobile marketing and in-store visual elements. Recently, we launched our “Golden State of Mind” marketing initiative which embodies the culture that our brands, customers and employees live every day. The concept is inspired by the amazing diversity, overall optimism and unique sense of adventure that California offers and is being realized through print advertising, online social media, in-store elements and events such as the “Golden State of Mind Event Series.”

We believe that there continues to be a significant opportunity to improve both our sales and merchandise margin performance through more refined merchandise assortment planning strategies. We historically took a “one size fits all” approach to merchandise assortments in our stores in terms of the timing of product flows and brand or category presentation. This approach generally resulted in all stores receiving seasonal categories (i.e., swim in spring or fleece in autumn) at the same time and in the same magnitude. We are now grouping our stores into a number of store clusters based on customer segmentations, brand performance, differences in weather and demographics, among other characteristics. In conjunction with this clustering, we have changed our allocation strategies to distribute what we believe to be the right products to the right stores for the right customers. The majority of our assortments are consistent across all stores but our clustering results in subtle penetration changes by brand and category for the last 20% to 40% of a given store’s assortment.

Merchandising

Merchandise

Our stores offer an assortment of casual apparel, related accessories and footwear for young men and women, with the goal of being viewed by our customers as the most desired retailer for their lifestyle. The following tables set forth our merchandise assortment as a percentage of net sales for the most recent three fiscal years:

	Fiscal Years
	2011	2010	2009
Men’s Apparel	49%	49%	45%
Women’s Apparel	37%	38%	43%
Accessories and Footwear	14%	13%	12%

Total	100%	100%	100%

Denim represents a significant percentage of our total sales, accounting for 19%, 18% and 22% of total sales in fiscal 2011, 2010 and 2009, respectively. During fiscal 2010, denim became a very price-competitive business with very little newness or uniqueness in the marketplace in terms of fit or trend, and sales of denim were adversely affected as a result. In fiscal 2011, denim and casual pants had positive comparable sales. Men’s denim capitalized on a new trend in “twill and chino” pants while Women’s denim invested heavily in leggings, and continued to perform well in our foundational “skinny” fit line.

Another significant trend in our business over the past three years was the decline in sales of accessories and footwear (“non-apparel”). Prior to fiscal 2007, non-apparel accounted for more than 30% of net sales versus only 12% in fiscal 2009, resulting from a de-emphasis on non-apparel categories. In retrospect, we believe we lost significant sales opportunities as a result of our previous decisions to de-emphasize non-apparel categories during fiscal 2008 and 2009. During fiscal 2010 and into fiscal 2011, we began working toward reclaiming non-apparel sales by reintroducing footwear to approximately 425 stores as of January 28, 2012. While non-apparel still only represented 14% of net sales for the 2011 fiscal year, footwear sales for men’s non-apparel increased 38% and women’s non-apparel increased 42% as compared to fiscal 2010.

Heritage Brands

We offer a wide selection of well-known action-sports inspired heritage brands, such as Fox Racing, Billabong, Element, DC Shoes, Roxy, Quiksilver, Hurley, O’Neill, Vans and Volcom, among others. In addition, we continually cultivate relationships to add and support up-and-coming brands, even if they are not of sufficient size to deliver to our stores on a nationwide basis. During fiscal 2011 and 2009 no vendor accounted for more than 10% of net sales. During fiscal 2010, Fox Racing accounted for 10% of our net sales. Branded merchandise accounted for approximately 48%, 54% and 52% of net sales in fiscal 2011, 2010 and 2009, respectively. In fiscal 2011, 2010 and 2009, excluding denim and knits, branded merchandise accounted for 58%, 63%, and 58%, respectively, of total Men’s sales.

Pacific Sunwear of California, Inc. Form 10-K 2011	3

Proprietary Brands

We complement our name-brand offerings with our proprietary brands, including Bullhead®, Kirra®, On the Byas®, Black Poppy® and Nollie®. Proprietary brands provide us with an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise, capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities and exercise a greater degree of control over the flow of our merchandise. Our own product design group, in collaboration with our buying staff, designs our proprietary brand merchandise. Our sourcing organization oversees the manufacture and delivery of our proprietary brand merchandise, with manufacturing sourced both domestically and internationally. Our proprietary brand merchandise accounted for approximately 52%, 46%, and 48% of net sales in fiscal 2011, 2010, and 2009, respectively.

Vendor and Contract Manufacturer Relationships

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

Merchandising, Planning, Allocation and Distribution

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

E-commerce

Our Internet sales represented approximately 6% of our sales for fiscal 2011 and 5% of our sales for each of fiscal 2010 and fiscal 2009. We sell a combination of the same selection of merchandise carried in our stores along with online exclusives at www.pacsun.com. We also advertise our website as a shopping destination on certain Internet portals and search engines and market our website in our stores. Additionally, we have recently equipped a substantial portion of our retail stores with technology that enables our customers to access our e-commerce website in-store and have our products shipped directly to them. Our Internet strategy benefits from the nationwide retail presence of our stores, brand recognition of PacSun, an Internet-savvy customer base, and the availability of our key brands.

Stores

Locations

We operate stores in each of the 50 states and Puerto Rico. For a geographical breakdown of stores by state, see Item 2, “Properties.”

4	Pacific Sunwear of California, Inc. Form 10-K 2011

Real Estate Strategy

Prior to fiscal 2007, we grew rapidly, with approximately 50 to 100 new store openings per year, leading to a peak of approximately 950 PacSun stores. Given the economic environment and our sales performance over the past four years, our focus shifted from continuing to open new stores to optimizing our existing fleet of stores. In order to improve the overall productivity of our store fleet, beginning in fiscal 2008 we began to close a significant number of PacSun stores each fiscal year. We closed 38 stores in fiscal 2008, 40 in fiscal 2009 and 44 in fiscal 2010. In fiscal 2011, we accelerated the pace of store closures, resulting in the closing of 119 stores.

During fiscal 2012, we anticipate closing approximately 100 to 120 additional underperforming stores resulting in a cumulative net cash savings of approximately $9 million, excluding one-time buyout payments of approximately $13 million. Further, by the end of fiscal 2013, we expect a $10 million to $15 million improvement in cash on our balance sheet due to a corresponding reduction in inventory associated with such store closings. The affected stores generate on average annual sales revenue of approximately $0.6 million as compared to our remaining stores, which generate approximately $1.1 million in average annual net sales.

Except in connection with lease buyout transactions, we typically do not incur any significant termination costs, exit or disposal charges, such as significant inventory write-down costs or charges, or one-time termination benefits as a result of store closures. A kick-out clause relieves us of any future obligation under a lease if specified sales levels for our stores (typically $1 million) or certain mall occupancy targets are not achieved by a specified date.

Store Operations

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

Trademarks and Service Marks

We are the owner in the United States of the marks “Pacific Sunwear of California®,” “PacSun®,” and “Pacific Sunwear®.” We also use and have registered, or have a pending registration on, a number of other marks, including those attributable to our proprietary brands such as Bullhead®, Kirra®, Nollie®, Black Poppy® and On the Byas®. We have registered many of our marks outside of the United States. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

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

Pacific Sunwear of California, Inc. Form 10-K 2011	5

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

Employees

At the end of fiscal 2011, we had approximately 9,100 employees, of whom approximately 6,400 were part-time. Of the total employees, approximately 530 were employed at our corporate headquarters and distribution center. A significant number of seasonal employees are hired during peak selling periods. None of our employees are represented by a labor union, and we believe that our relationships with our employees are good.

Executive Officers

Set forth below are the names, ages, titles, and certain background information of persons serving as executive officers of the Company as of March 31, 2012:

Executive Officer	Age	Title
Gary H. Schoenfeld	49	President, Chief Executive Officer and Director
Michael W. Kaplan	48	Sr. Vice President, Chief Financial Officer
Charles Mescher	38	Sr. Vice President, Men’s Merchandising
Christine Lee	41	Sr. Vice President, Women’s Merchandising
Paula M. Lentini	48	Sr. Vice President, Retail
Jonathan Brewer	57	Sr. Vice President, Product Development and Supply Chain
Craig E. Gosselin	52	Sr. Vice President, General Counsel, Human Resources and Secretary

Gary H. Schoenfeld was appointed President and Chief Executive Officer in June 2009. Prior to joining us, he was President of Aritzia Inc., a Canadian fashion retailer, and Chief Executive Officer of Aritzia USA from August 2008 to February 2009, and was a director of Aritzia Inc. from May 2006 to June 2009. From 2006 until 2008 he was Vice Chairman and President and then Co-CEO of Global Brands Group, a brand management and licensing company based in London and Singapore which is the world-wide master licensee for The FIFA World CupTM. From September 1995 to July 2004, Mr. Schoenfeld was an executive officer of Vans, Inc., a publicly traded designer, distributor and retailer of footwear. He joined Vans as Chief Operating Officer, then became President and a member of the Board of Directors in 1996 and Chief Executive Officer in 1997. He is a former director of CamelBak Products, LLC, 24 Hour Fitness, Inc. and Global Brands Group.

Michael W. Kaplan was appointed Senior Vice President, Chief Financial Officer in May 2011. In this position, he has responsibility for all aspects of the Company’s financial planning and reporting, treasury, tax, insurance, investor relations, real estate, inventory management and information technology. Mr. Kaplan joined us from Harbor Freight Tools, a privately held retailer of proprietary branded tools, where he served as Chief Financial Officer. Prior to joining Harbor Freight Tools in 2010, he was a senior executive of Gap, Inc. from 2005 to 2010. From 1989 to 2005, Mr. Kaplan held various financial positions with the Walt Disney Company including Vice President of Financial Planning and Control for the Disneyland resort division from 2001 to 2005. Mr. Kaplan is a certified public accountant.

6	Pacific Sunwear of California, Inc. Form 10-K 2011

Charles Mescher was appointed Senior Vice President, Men’s Merchandising in January 2008. He is responsible for all merchandising, buying and design related to Men’s merchandise, including all apparel, accessories and footwear. Prior to that, he served the Company as Vice President/General Merchandise Manager of Young Men’s merchandise and accessories from March 2006 to January 2008. Mr. Mescher joined the Company in January 2005 as Division Merchandise Manager of Young Men’s. Prior to joining the Company, he served in various merchandising positions for Nike, The Gap and Abercrombie & Fitch.

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

Paula M. Lentini was appointed Senior Vice President, Retail in April 2010. Ms. Lentini is responsible for managing all aspects of our retail stores, store operations, loss prevention, construction and store design. Prior to joining us, she was Vice President of Retail Sales and Operations at T-Mobile USA, a wireless provider, from September 2007 to March 2010. From 2005 until 2007 she was a Zone Vice President at The Gap, Inc., leading stores in Canada and the Central United States. From 2004 to 2005 Ms. Lentini was the Senior Vice President of Retail Sales and Operations for Giorgio Armani and Emporio Armani, USA. From 2000 to 2004 she was a Regional Director/Zone Vice President for Victoria’s Secret Stores in the Central United States. Prior to Joining Victoria’s Secret Stores, Ms. Lentini was employed in a variety of positions at The Gap, Inc., domestically and internationally, from 1990 to 2000.

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

Craig E. Gosselin was appointed Senior Vice President, General Counsel and Human Resources in December 2009. He was appointed Secretary of the Company in June 2010. Mr. Gosselin oversees our legal, human resources, procurement, office services and facility functions. Mr. Gosselin joined the Company from Connolly, Finkel and Gosselin LLP (“CF&G”) and was a partner of that firm, and its predecessor Zimmermann, Koomer, Connolly and Finkel LLP, since 2005. While with the firm, Mr. Gosselin represented leading brands, including Vans, CamelBak, Ariat, Von Dutch, The North Face, JanSport, Reef and 7 For All Mankind. Prior to joining CF&G, Mr. Gosselin spent nearly 13 years with Vans, Inc., serving as Senior Vice President and General Counsel. Prior to Vans, Mr. Gosselin practiced corporate mergers and acquisitions and securities law at several large law firms, including Shea & Gould and Pacht, Ross, Warne, Bernhard & Sears.

ITEM 1A. RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

Pacific Sunwear of California, Inc. Form 10-K 2011	7

•	our capital expenditure plans for fiscal 2012;

•	potential recording of noncash impairment charges for underperforming stores in future quarters;

•	increases in product sourcing costs;

•	forecasted net cash savings as a result of the amendment or termination of certain leases;

•	forecasts of future store closures, expansions, relocations and store refreshes during fiscal 2012; and

•	future increases in occupancy costs.

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

Our failure to improve our comparable store net sales would have a material adverse impact on our business, profitability and liquidity.

In fiscal 2011, fiscal 2010 and fiscal 2009, we experienced declines of 1%, 8%, and 20%, respectively, in comparable store net sales. If negative comparable store net sales continue to occur, we believe that our working capital and cash flows from operating activities might not be sufficient to meet our operating requirements and we may be required to access some, if not all, of our new credit facility with Wells Fargo Bank, N.A. (the “New Credit Facility”) and potentially require other sources of financing to fund our operations, which might not be available. Our current level of debt could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt repayment obligations. We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on current forecasts and plans for fiscal 2012, we believe that the proceeds from the senior secured term loan we obtained from an affiliate of Golden Gate Private Equity, Inc. (“Golden Gate Capital”) in December 2011 (the “Term Loan”) and availability under our New Credit Facility will be sufficient to meet our operating and capital expenditure needs for the next twelve months.

8	Pacific Sunwear of California, Inc. Form 10-K 2011

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

Sales from proprietary brand merchandise accounted for approximately 52%, 46%, and 48% of net sales in fiscal 2011, 2010 and 2009, respectively. There can be no assurance that any change in the sales penetration of proprietary brand merchandise will improve our operating results. Additionally, there can be no assurance that attempts to balance our proprietary brand merchandise and other merchandise will improve our operating results. Because our proprietary brand merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise changes significantly (up or down), may have a material adverse effect on our same store sales results, operating margins, results of operations and financial condition.

Our inability to reduce occupancy costs or close underperforming stores in the future may have a material adverse effect on our business and financial results.

Occupancy costs represent a significant percentage of the total cost of operating our stores. Occupancy costs as a percentage of net sales was 20% in fiscal 2010 and fiscal 2011. If we are unsuccessful in lowering our occupancy costs as a percent of sales in the future it would be difficult to operate our stores profitably, which in turn would have a material adverse effect on our business, results of operations and financial condition.

We anticipate closing an additional 100 to 120 underperforming stores in fiscal 2012 and additional stores as other leases come up for renegotiation, expire or we have an earlier lease kick-out opportunity. Except for certain lease termination payments, we typically do not incur any significant termination costs, exit or disposal charges, such as significant inventory write-down costs or charges, or one-time termination benefits as a result of store closures. Based on our review of certain underperforming stores, we recorded $15 million, $16 million and $27 million in impairment charges during fiscal 2011, 2010 and 2009, respectively. In addition, of the $15 million and $16 million of impairment charges recorded in fiscal 2011 and 2010, approximately $6 million and $3 million related to projected store closures. If we are unable to achieve acceptable levels of store profitability or successfully negotiate the closing of underperforming stores, we may be required to record additional impairment charges in the future which could have a material adverse effect on our results of operations and financial condition.

Pacific Sunwear of California, Inc. Form 10-K 2011	9

Product costs from our manufacturing partners may increase, which could result in significant margin erosion.

Commodity prices, including fuel costs, have fluctuated in recent years, affecting the costs of many of our vendors. If these product costs increase, this could result in margin erosion for us. Additionally, a significant percentage of our private label apparel products, and the products sold to us by our branded partners, are manufactured in China. Manufacturers in that country have experienced increased costs in recent years due to shortages of labor and the fluctuation of the Chinese Yuan in relation to the U.S. dollar. If we were unable to successfully mitigate a significant portion of such product costs, our results of operations could be adversely effected.

Our foreign sources of production may not always be reliable, which may result in a disruption in the flow of new merchandise to our stores.

We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of our merchandise. We purchase merchandise directly in foreign markets for our proprietary brands. In addition, we purchase merchandise from domestic vendors, some of which is manufactured overseas. We do not have any long-term merchandise supply contracts and our imports are subject to existing or potential duties, tariffs and quotas. Additionally, some of our vendors are relatively unsophisticated or underdeveloped and may have difficulty providing adequate quantities of quality merchandise to us in a timely manner. We face competition from other companies for production facilities and capacity. We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at United States ports, which could delay delivery of imports; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region within which our vendors do business, and competition with other companies for import quota capacities; (iv) imposition of duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with applicable import regulations; (vi) delayed receipt or non-delivery of goods due to organized labor strikes or unexpected or significant port congestion at United States ports; (vii) local business practice and political issues; and (viii) acts of terrorism. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in countries that we do business with. Any inability on our part to rely on our foreign sources of production due to any of the factors listed above could have a material adverse effect on our business, results of operations and financial condition.

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

10	Pacific Sunwear of California, Inc. Form 10-K 2011

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

We are dependent on our computer systems and information technology to properly conduct business. A failure or interruption of our computer systems or information technology could result in the loss of data, business interruptions or delays in our operations. Also, despite our considerable efforts and technological resources to secure our computer systems and information technology, security breaches, such as an intentional cyber attack, unauthorized access, computer viruses and similar disruptions may occur resulting in system disruptions, shutdowns, lost data or unauthorized disclosure of confidential information. Any security breach of our computer systems or information technology may result in adverse publicity, litigation, loss of sales and profits, damages, fines or other loss resulting from misappropriation of information.

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

We believe that store design is an important element in the customer shopping experience. Many of our stores have been in operation for many years and have not been updated or renovated since opening. Some of our competitors are in the process of updating, or have updated, their store designs, which may make our stores appear less attractive in comparison. Due to the current economic environment and our financial performance, we have significantly scaled back our store refresh program. Any inability on our part to successfully implement new store designs in a timely manner could have a material adverse effect on our business, results of operations and financial condition.

Pacific Sunwear of California, Inc. Form 10-K 2011	11

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

We are involved from time to time in litigation incidental to our business, including several cases involving allegations that we have violated provisions of California wage and hour laws. See Item 3. “Legal Proceedings.” We believe that the outcome of such litigation will not have a material adverse effect upon our results of operations or financial condition. However, our assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against us not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation. Additionally, we are subject to SEC rules and regulations, state laws, Sarbanes-Oxley requirements, new rules and regulations issued pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, other U.S. public company regulations, and various other requirements mandated for the textiles and apparel industries such as the Consumer Product Safety Improvement Act of 2008, California’s Proposition 65 and similar state laws. Failure to comply with these laws could have a material adverse effect on our business, results of operations, financial condition and stock price. Also, changes in such laws could make operating our business more expensive or require us to change the way we do business. For example, changes in laws related to employee healthcare, hours, wages, job classification and benefits could significantly increase operating costs. In addition, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It may be difficult for us to oversee regulatory changes impacting our business and our responses to changes in the law could be costly and may negatively impact our operations.

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

12	Pacific Sunwear of California, Inc. Form 10-K 2011

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

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Currently, none of our employees are represented by a union. However, our employees have the right under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation agreements, it could increase our costs and adversely impact our profitability. Moreover, participation is labor unions could put us at increased risk of labor strikes and disruption of our service.

Our stock price can fluctuate significantly due to a variety of factors, which can negatively impact our total market value.

The market price of our common stock has fluctuated substantially and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning us or our competitors, net sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates made by management or analysts, our failure to meet analysts’ estimates, changes in accounting policies, or unfavorable economic conditions, among other factors, could cause the market price of our common stock to fluctuate substantially. Changes in the market price of our stock could considerably affect the valuation of our derivative instrument and could cause significant non-cash fluctuations in earnings.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

We are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal control over financial reporting on an annual basis. This process requires us to document our internal controls over financial reporting and to potentially make significant changes thereto, if applicable. As a result, we have incurred and expect to continue to incur substantial expenses to test our financial controls and systems, and we have been and in the future may be required to improve our financial and managerial controls, reporting systems and procedures, to incur substantial expenses to make such improvements and to hire additional personnel. If our management is ever unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are ever identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Changes to accounting rules or regulations could significantly affect our financial results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). New accounting rules or regulations and changes to existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations, such as changes to lease accounting guidance or a requirement to convert to international financial reporting standards, could negatively affect our results of operations and financial condition through increased cost of compliance.

*************

We caution that the risk factors described above, some of which are beyond our control, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on behalf of the Company. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Pacific Sunwear of California, Inc. Form 10-K 2011	13

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate stores in each of the 50 states and Puerto Rico. We lease our stores under operating lease agreements with initial terms of approximately ten years that expire at various dates through January 2023. For more information concerning our store operating lease commitments, see Note 11 to the Consolidated Financial Statements.

We own our corporate office which is located in Anaheim, California and encompasses a total of approximately 180,000 square feet. We operate a distribution center in Olathe, Kansas, which comprises approximately 450,000 square feet. We believe these facilities are capable of servicing our operational needs through fiscal 2012.

At the end of fiscal 2011, the geographic distribution of our 733 stores was as follows:

Alabama	3
Alaska	3
Arizona	16
Arkansas	3
California	93
Colorado	15
Connecticut	5
Delaware	4
Florida	53
Georgia	13
Hawaii	7
Idaho	3
Illinois	25
Indiana	15
Iowa	6
Kansas	7
Kentucky	5

Louisiana	7
Maine	5
Maryland	17
Massachusetts	20
Michigan	22
Minnesota	15
Mississippi	4
Missouri	13
Montana	2
Nebraska	4
Nevada	9
New Hampshire	6
New Jersey	21
New Mexico	6
New York	31
North Carolina	18
North Dakota	3

Ohio	25
Oklahoma	6
Oregon	11
Pennsylvania	38
Rhode Island	1
South Carolina	9
South Dakota	2
Tennessee	13
Texas	57
Utah	10
Vermont	2
Virginia	23
Washington	22
West Virginia	5
Wisconsin	15
Wyoming	1
Puerto Rico	14

ITEM	3. LEGAL PROCEEDINGS

Charles Pfeiffer, individually and on behalf of other aggrieved employees vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corp., Superior Court of California, County of Riverside, Case No. 1100527. On January 13, 2011, the plaintiff in this matter filed a lawsuit against us alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks an unspecified amount of damages and penalties. We have filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. We are currently in the discovery phase of this case. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by us as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on our operating results.

Phillip Gleason, on behalf of himself and others similarly situated vs. Pacific Sunwear of California, Inc., Superior Court of California, County of Los Angeles, Case No. 457654. On March 21, 2011, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. We have filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. We are currently in the discovery phase of this case. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by us as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on our operating results.

14	Pacific Sunwear of California, Inc. Form 10-K 2011

Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against us alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. We have filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. We are currently in the discovery phase of this case. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by us as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on our operating results.

We are also involved from time to time in other litigation incidental to our business. We believe that the outcome of current litigation will not likely have a material adverse effect on our results of operations or financial condition and, from time to time, we may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have a material adverse effect on our operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Pacific Sunwear of California, Inc. Form 10-K 2011	15

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “PSUN.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share of the common stock as reported by NASDAQ:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
1st Quarter	$4.55	$3.19	$6.12	$3.51
2nd Quarter	3.96	2.37	5.45	2.98
3rd Quarter	2.90	1.11	6.18	3.76
4th Quarter	$2.02	$1.23	$6.80	$4.27

As of April 2, 2012, the number of holders of record of common stock of the Company was 285. We have never declared or paid any dividends on our common stock as our previous credit facility and the Term Loan prohibits the payment of dividends.

Common Stock Repurchase and Retirement

The Company did not repurchase shares of common stock in fiscal 2011, 2010 or 2009. Our Board of Directors authorized a stock repurchase plan in July 2008 as a means to reduce our overall number of shares outstanding, thereby providing greater value to our shareholders through increased earnings per share. The Company ended fiscal 2011 with approximately $48 million available under the stock repurchase plan. The repurchase authorization does not expire until all authorized funds have been expended. The Company does not currently plan to repurchase any shares pursuant to the plan during fiscal 2012.

Equity Compensation Plans

The Company currently maintains three equity compensation plans: the 2005 Performance Incentive Plan (the “2005 Plan”), the 1999 Stock Award Plan (the “1999 Plan”), and the Employee Stock Purchase Plan (the “ESPP”). These plans have each been approved by the Company’s shareholders.

The following table sets forth, for each of the Company’s equity compensation plans, the number of shares of common stock subject to outstanding options and other rights, the weighted-average exercise price of outstanding options and other rights, and the number of shares remaining available for future award grants as of January 28, 2012:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Right	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	2,990,501	$6.61 (1)	4,500,049 (2)
Equity compensation plans not approved by shareholders	—	—	—

Total	2,990,501	$6.61	4,500,049

(1) This number reflects the weighted-average exercise price of outstanding options and SARs and has been calculated exclusive of restricted stock units and other rights payable in an equivalent number of shares of Company common stock.

(2) Of the aggregate number of shares that remained available for future issuance, 4,026,075 were available under the 2005 Performance Incentive Plan and 473,974 were available under the ESPP. This number of shares is presented after giving effect to the 104,435 shares purchased under the ESPP for the purchase period that ended December 31, 2011. Shares authorized for issuance under the 2005 Plan generally may, subject to certain limitations set forth in that plan, be used for any type of award authorized under that plan including, but not limited to, stock options, SARs, restricted stock units, and non-vested stock and stock bonuses. No new awards may be granted under the 1999 Plan.

16	Pacific Sunwear of California, Inc. Form 10-K 2011

THE FOLLOWING PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE “FILED” WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total return on the Company’s common stock with the cumulative total return of the NASDAQ Stock Market (“NASDAQ Composite Index”) and the CRSP Total Return Industry Index for the NASDAQ Retail Trade Stocks (“NASDAQ Retail Trade Index”) for the period commencing on February 3, 2007, and ending on January 28, 2012.

*Returns are calculated based on the premise that $100 is invested in each of the Company’s stock, the NASDAQ Composite Index and the NASDAQ Retail Index on February 3, 2007, and that all dividends (if any) were reinvested. Over a five year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each PacSun fiscal year. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Pacific Sunwear of California, Inc. Form 10-K 2011	17

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data. Certain of this financial data has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Certain items in the table below have been presented in accordance with ASC 205, Presentation of Financial Statements- Discontinued Operations, which requires that operating results of any disposed assets or assets held for sale to be removed from income from continuing operations and reported as discontinued operations, as described in Note 14 of the Consolidated Financial Statements.

	Fiscal Year
	2011	2010	2009	2008	2007
	(In millions, except per share and selected consolidated operating data)
Consolidated Statement of Operations Data(1):
Net sales	$834	$837	$902	$1,074	$1,093
Gross margin (after buying, distribution and occupancy costs)	181	187	228	280	348
Operating (loss) income from continuing operations	(80)	(82)	(56)	(38)	60
(Loss) income from continuing operations(2)	(91)	(84)	(46)	(26)	40
(Loss) income from continuing operations per common share, diluted	$(1.36)	$(1.28)	$(0.70)	$(0.38)	$0.57

Consolidated Operating Data:
Comparable store net sales +/(-)(3)	(0.6)%	(7.9)%	(19.1)%	(4.7)%	4.8%
Average net sales($) per square foot(4)	$273	$266	$297	$369	$387
Average net sales($) per store (000s)(4)	$1,067	$1,036	$1,161	$1,436	$1,499
Stores open at end of period	733	852	894	932	954
Capital expenditures	$13	$17	$23	$81	$106

Consolidated Balance Sheet Data (end of year):
Merchandise inventories	$89	$96	$90	$107	$170
Working capital	$62	$93	$117	$98	$187
Total assets	$355	$401	$477	$570	$752
Long-term debt(2)	$74	$29	$—	$—	$—
Shareholders’ equity(5)	$113	$214	$307	$372	$483

(1) Items are presented on a basis that excludes discontinued operations.

(2) In December 2011, the Company obtained the $60 million Term Loan from an affiliate of Golden Gate Capital. In connection with the Term Loan, the Company issued convertible series B preferred stock (the “Series B Preferred”). The fair value of the Series B Preferred at issuance was approximately $15 million as of December 7, 2011 and was $20 million as of January 28, 2012. As of January 28, 2012, long-term debt included an unamortized debt discount balance of $15 million. Fiscal 2011 includes a $5 million loss on the derivative liability and $1 million of interest related to the Term Loan.

(3) Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening, relocation, expansion or conversion.

(4) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.

(5) The Company repurchased and retired common stock of $53 million during fiscal 2008. The Company did not repurchase any common stock during fiscal 2011, 2010, 2009 or 2007.

18	Pacific Sunwear of California, Inc. Form 10-K 2011

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report on Form 10-K. The MD&A excludes the financial statement impact of discontinued operations, as described in Note 14 to the Consolidated Financial Statements. The MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” within Item 1A.

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

Store sales trends

We evaluate store sales trends in assessing the operational performance of our stores. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store were $1.1 million, $1.0 million, and $1.2 million for fiscal 2011, 2010 and 2009, respectively. Average net sales per square foot were $273, $266 and $297 in fiscal 2011, 2010 and 2009, respectively.

Cash flow and liquidity (working capital)

We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on current forecasts and plans for the year, we believe that cash flows from operating activities, working capital, borrowing availability under the New Credit Facility, borrowings resulting from the Term Loan and other financing opportunities will be sufficient to meet our operating and capital expenditure needs for the next twelve months. However, if we were to experience same-store sales declines similar to those which occurred in fiscal 2010 and 2009, combined with further gross margin erosion, we may have to access most, if not all, of the New Credit Facility and potentially require other sources of financing to fund our operations, which might not be available. For a discussion of the changes in our operating cash flows and working capital, see “Liquidity and Capital Resources” in this section.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and

Pacific Sunwear of California, Inc. Form 10-K 2011	19

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

Store Operating Lease Accounting

Rent expense from store operating leases represents one of the largest expenses incurred in operating our stores. Rent expense under our store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and exclusive of any lease renewal options. Accordingly, we expense all pre-opening rent. All amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability, which is then amortized on a straight line basis as a credit to rent expense over the related store’s lease term.

Evaluation of Long-Lived Assets

In the normal course of business, we acquire tangible and intangible assets. We periodically evaluate the recoverability of the carrying amount of our long-lived assets on a store-by-store basis (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset or asset group are less than its carrying amount. The amount of impairment loss recognized is equal to the difference between the carrying value and the estimated fair values of the asset, with such estimated fair values determined using a discounted cash flow model consisting of, but not limited to projected sales growth, estimated gross margins, projected operating costs and an estimated weighted-average cost of capital rate. Impairments are recognized in operating earnings. We use our best judgment based on the most current facts and circumstances surrounding our business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on our assessment of recoverability. Numerous factors, including changes in our business, industry segment and the global economy, could significantly impact our decision to retain, dispose of or idle certain of our long-lived assets.

During fiscal 2011, fiscal 2010, and fiscal 2009, we recorded impairment charges of $15 million, $16 million, and $27 million, respectively. The impairment charges recorded during these periods resulted primarily from a variety of factors affecting our net sales, including unfavorable economic conditions and decreases in consumer spending, changes in fashion trends and customer preferences. The estimation of future cash flows from operating activities requires significant estimations of factors that include future sales and gross margin performance. If our sales or gross margin performance or other estimated

20	Pacific Sunwear of California, Inc. Form 10-K 2011

operating results are not achieved at or above our forecasted level, the carrying value of certain of our retail stores may prove unrecoverable and we may incur additional impairment charges in the future. For more information concerning the evaluation of impairment of long-lived assets, see Note 3 to the Consolidated Financial Statements.

Stock-Based Compensation Expense

We recognize stock-based compensation expense based on the fair value on the grant date, net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest. Stock-based compensation is recognized on a straight-line basis over the requisite service period of the respective award. Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. We use the Black-Scholes option-pricing model to determine compensation expense for all stock options. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but those estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See “Stock-Based Compensation” within Notes 1 and 8 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Derivative Liability

In December 2011, we issued 1,000 shares of the Series B Preferred in connection with the Term Loan. The Series B Preferred is convertible into approximately 13.5 million shares of our common stock at a conversion price initially equal to $1.75 per share. The fair value of the Series B Preferred at issuance was approximately $15.0 million which was recorded as a derivative liability. This derivative liability is remeasured at fair value at each reporting period. Changes in the related fair value are recorded in loss on derivative liability, in the consolidated statements of operations and comprehensive operations.

Evaluation of Income Taxes

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

Deferred income tax assets are reduced by a valuation allowance if, in the judgment of our management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available positive and negative evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If we subsequently determine that the carrying value of these assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. See “Income Taxes” in Notes 1 and 9 to the Consolidated Financial Statements for further discussion regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance.

Pacific Sunwear of California, Inc. Form 10-K 2011	21

Results of Operations

Continuing Operations

The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal years indicated. The table excludes discontinued operations and the discussion that follows should be read in conjunction with the table:

	Fiscal Year
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold (including buying, distribution and occupancy costs)	78.3	77.7	74.7

Gross margin	21.7	22.3	25.3
Selling, general and administrative expenses	31.3	32.2	31.6

Operating loss	(9.6)	(9.9)	(6.3)
Loss on derivative liability	0.6	—	—
Other expense, net	0.6	0.1	—

Loss before income taxes	(10.8)	(10.0)	(6.3)
Income taxes	0.1	0.1	(1.2)

Net loss from continuing operations	(10.9)%	(10.1)%	(5.1)%

Fiscal 2011 Compared to Fiscal 2010

Net Sales

Net sales decreased to $834 million in fiscal 2011 from $837 million in fiscal 2010, a decrease of $3 million. The components of this $3 million decrease in net sales were as follows:

$millions	Attributable to
$(5)	1% decline in comparable store net sales in fiscal 2011. The decline was due to a decrease in total sales transactions of 4%, partially offset by an increase in the average sale transaction of 4%.
(1)	Decrease due to non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base.
3	Increase in other sales.

$(3)	Total

For fiscal 2011, comparable store net sales of Women’s decreased 1% and Men’s was flat. The decrease in Women’s was driven by reduced demand across several categories including tops and outerwear, partially offset by increases in sales of Women’s denim, dresses and footwear compared to fiscal 2010. While Men’s sales were flat year over year, sales increased in casual pants, shorts, knits and footwear which were offset by a reduced demand in several categories including swim, wovens and sweaters. Apparel represented 86% of total Women’s sales for fiscal 2011 versus 87% in fiscal 2010, while Men’s apparel was flat at 86% of total Men’s sales for fiscal 2011 and fiscal 2010. Total accessories and footwear represented a combined 14% of total sales for fiscal 2011 versus 13% in fiscal 2010. In addition, same store sales transactions decreased 4% from 19.3 million in fiscal 2010 to 18.5 million in fiscal 2011.

22	Pacific Sunwear of California, Inc. Form 10-K 2011

Gross Margin

Gross margin, after buying, distribution and occupancy costs, decreased to $181 million in fiscal 2011 from $187 million in fiscal 2010, a decline of $6 million, or 3.2%. As a percentage of net sales, gross margin decreased to 21.7% in fiscal 2011 from 22.3% in fiscal 2010. The primary components of this 0.6% decrease were as follows:

%	Attributable to
(0.3)	Deleverage of occupancy costs as a result of the 1% same-store sales decline for fiscal 2011 discussed above. Occupancy costs as a percentage of net sales were 20.4% in fiscal 2011 compared to 20.1% in fiscal 2010.
(0.2)	Decrease in merchandise margin to 46.7% in fiscal 2011 from 46.9% in fiscal 2010, primarily due to an increase in promotions and markdowns partially offset by an increase in initial markups in fiscal 2011 compared to fiscal 2010.
0.2	Decrease in buying and distribution costs as a percentage of sales to 4.2% in fiscal 2011 compared to 4.4% in fiscal 2010.
(0.3)	Increase in all other gross margin costs as a percentage of sales.

(0.6)	Total

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased to $261 million in fiscal 2011 from $269 million in fiscal 2010, a decrease of $8 million, or 3.0%. As a percentage of net sales, these expenses decreased to 31.3% in fiscal 2011 from 32.2% in fiscal 2010. The components of this 0.9% decrease in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to
(1.1)	Decrease in depreciation expense as a percentage of sales. Total depreciation was $38 million in fiscal 2011 compared to $47 million in fiscal 2010.
(0.4)	Decrease in store payroll and payroll-related expenses as a percentage of net sales due to improved store labor productivity. Payroll expense decreased $4 million to $145 million in fiscal 2011 from $149 million in fiscal 2010.
0.2	Increase of asset impairment and buyout charges in fiscal 2011 to $15 million from $14 million in fiscal 2010.
0.4	Increase in all other SG&A expenses as a percentage of sales. Other SG&A increased $3 million to $63 million in fiscal 2011 from $60 million in fiscal 2010, primarily due to consulting expenses.

(0.9)	Total

We evaluate the recoverability of the carrying amount of long-lived assets for all stores (primarily property, plant and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should comparable store net sales and gross margin continue to decline, we may record additional non-cash impairment charges for underperforming stores in fiscal 2012.

Loss on Derivative Liability

We recorded a $5.0 million fair market adjustment related to our derivative liability (see “Derivative Liability” above).

Other Expense, net

Other expense was $4.4 million for fiscal 2011, compared to $0.9 million in fiscal 2010. In fiscal 2011, we recorded $1.1 million of interest expense, of which $0.7 million was non-cash “payable in kind” interest expense related to the Term Loan and $1.9 million was interest expense associated with the “Mortgage Debt” (defined below). In fiscal 2010, we recorded $0.9 million of interest expense related to the Mortgage Debt.

Income Tax Expense

We recognized income tax expense of $0.8 million for fiscal 2011, compared to income tax expense of $0.9 million for fiscal 2010. For fiscal 2012, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 9 to the Consolidated Financial Statements.

Pacific Sunwear of California, Inc. Form 10-K 2011	23

Net Loss from Continuing Operations

Our net loss from continuing operations for fiscal 2011 was $91 million, or $(1.36) per share, versus a net loss from continuing operations of $84 million, or $(1.28) per share, for fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

Net Sales

Net sales decreased to $837 million in fiscal 2010 from $902 million in fiscal 2009, a decrease of $65 million, or 7.2%. The components of this $65 million decrease in net sales were as follows:

$millions	Attributable to
$(66)	8% decline in comparable store net sales in fiscal 2010 compared to fiscal 2009. The decline was due to a decrease in total same store sales transactions of 12%, partially offset by an increase in the average sale transaction of 4%.
4	Increase due to non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base.
(3)	Decrease in other sales.

$(65)	Total

For fiscal 2010, comparable store net sales of Women’s decreased 19% and Men’s increased 2%. The decrease in Women’s was driven by reduced demand across several categories including swim, knits, wovens and accessories, partially offset by increases in sales of Women’s sweaters, dresses, shorts and footwear, as compared to fiscal 2009. The Men’s increase was driven by strength in knits, swim, and footwear, partially offset by a decrease in sales of denim and graphic tees. Apparel represented 87% of total sales for fiscal 2010 versus 88% in fiscal 2009. Accessories and footwear represented a combined 13% of total sales for fiscal 2010 versus 12% in fiscal 2009. In addition, same store sales transactions decreased 12% from 21.7 million in fiscal 2009 to 19.2 million in fiscal 2010.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, decreased to $187 million in fiscal 2010 from $228 million in fiscal 2009, a decline of $41 million, or 17.9%. As a percentage of net sales, gross margin decreased to 22.3% in fiscal 2010 from 25.3% in fiscal 2009. The primary components of this 3.0% decrease were as follows:

%	Attributable to
(1.9)	Decrease in merchandise margin to 46.9% in fiscal 2010 from 48.8% in fiscal 2009, primarily due to a decrease in initial markups and an increase in promotions and markdowns in fiscal 2010, compared to fiscal 2009.
(1.5)	Deleverage of occupancy costs as a result of the 8% same-store sales decline for fiscal 2010 discussed above. Occupancy costs as a percentage of net sales were 20.1% in fiscal 2010 compared to 18.6% in fiscal 2009.
(0.1)	Increase in buying and distribution costs as a percentage of sales to 4.4% in fiscal 2010 compared to 4.3% in fiscal 2009.
0.5	Decrease in other gross margin costs.

(3.0)	Total

24	Pacific Sunwear of California, Inc. Form 10-K 2011

Selling, General and Administrative Expenses

SG&A expenses decreased to $269 million in fiscal 2010 from $285 million in fiscal 2009, a decrease of $16 million, or 5.6%. As a percentage of net sales, these expenses increased to 32.2% in fiscal 2010 from 31.6% in fiscal 2009. The components of this 0.6% increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to
0.8	Increase in all other SG&A expenses as a percentage of sales. SG&A expenses increased $3 million to $60 million in fiscal 2010 from $57 million in fiscal 2009, primarily due to an increase in advertising expenses.
0.2	Increase in store payroll and payroll-related expenses as a percentage of net sales due to the deleveraging of these expenses against the 8% same store sales decline in fiscal 2010 discussed above. Payroll expense decreased $10 million to $149 million in fiscal 2010 from $159 million in fiscal 2009.
(0.3)	Decrease in depreciation expense as a percentage of sales. Total depreciation was $47 million in fiscal 2010 compared to $53 million in fiscal 2009.
(0.1)	Decrease in asset impairment and buyout charges in fiscal 2010 to $14 million compared to $16 million in fiscal 2009.

0.6	Total

We evaluate the recoverability of the carrying amount of long-lived assets for all stores (primarily property, plant and equipment) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Other Expense, net

Other expense was $0.9 million for fiscal 2010 compared to $0.3 million in fiscal 2009. In fiscal 2010, we recorded interest expense related to the Mortgage Debt. In fiscal 2009, we recorded a $0.3 million cash surrender charge upon liquidation of deferred compensation assets partially offset by interest income.

Income Tax Expense (Benefit)

We recognized income tax expense of $0.9 million for fiscal 2010, compared to income tax benefit of $11.1 million for fiscal 2009. The difference in income tax expense is primarily attributable to the valuation allowance charges recorded in fiscal 2010 of $32 million compared to $10 million in fiscal 2009, partially offset by the benefits for federal income taxes at statutory rates in fiscal 2010 of $29 million compared to $20 million in fiscal 2009. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 9 to the Consolidated Financial Statements.

Net Loss from Continuing Operations

Our net loss from continuing operations for fiscal 2010 was $84 million, or $(1.28) per share, versus a net loss from continuing operations of $46 million, or $(0.70) per share, for fiscal 2009.

Liquidity and Capital Resources

We have typically financed our operations primarily from internally generated cash flow, and with short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. Based on current forecasts and plans for the year, we believe that cash flows from operating activities, working capital, borrowing availability under the New Credit Facility, borrowings resulting from the Term Loan and other financing opportunities will be sufficient to meet our operating and capital expenditure needs for the next twelve months. However, if we were to experience same-store sales declines similar to those which occurred in fiscal 2010 and 2009, combined with further gross margin erosion, we may be required to access most, if not all, of the New Credit Facility and potentially require other sources of financing to fund our operations, which might not be available.

Pacific Sunwear of California, Inc. Form 10-K 2011	25

	Fiscal Year
	2011	2010	2009
	(In thousands)
Net cash (used in) provided by operating activities	$(47,404)	$(40,885)	$87,451
Net cash used in investing activities	(21,528)	(17,159)	(19,759)
Net cash provided by financing activities	55,528	28,663	623

Net (decrease) increase in cash and cash equivalents	$(13,404)	$(29,381)	$68,315

Operating Cash Flows

Net cash used in operating activities for fiscal 2011 was $47 million. We used $31 million of cash in operations (net of non-cash charges), before changes in operating assets and liabilities. In addition, operating cash flows decreased $16 million from changes in operating assets and liabilities primarily due to store closing expenses and accounts payable of $16 million and amortization of deferred lease incentives of $7 million, offset by decrease in merchandise inventories of $7 million.

Net cash used in operating activities for fiscal 2010 was $41 million. We used $21 million of cash in operations (net of non-cash charges), before changes in operating assets and liabilities. In addition, operating cash flows decreased $20 million from changes in operating assets and liabilities primarily due to the amortization of deferred lease incentives of $11 million and increases in merchandise inventories of $4 million (net of accounts payable). The increase in merchandise inventories was due to an increase in non-apparel merchandise, primarily footwear and accessories. During fiscal 2010, we made the strategic decision to reemphasize footwear sales, which resulted in an increase in inventory in that category year-over-year. Non-apparel inventory (primarily footwear) increased to 18% of total inventory as of the end of fiscal 2010 from 14% of total inventory as of the end of fiscal 2009. Additionally, operating cash flows decreased $5 million primarily due to a decrease in other liabilities.

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

Working Capital

Working capital at the end of fiscal 2011 and 2010 was $62 million and $93 million, respectively. The $31 million decrease in working capital was attributable to the following:

$millions	Description
$93	Working capital at January 29, 2011
(20)	Increase due to a derivative liability recorded in connection with the issuance of the Series B Preferred.
(5)	Decrease in inventories, net of accounts payable.
(6)	Other changes in current assets and current liabilities.

$62	Working capital at January 28, 2012

In December 2011, we issued the Series B Preferred in connection with the Term Loan. The fair value of the Series B Preferred at issuance was approximately $15.0 million which was recorded as a derivative liability. As of January 28, 2012 the fair value of the derivative liability was $20.1 million. Additional information regarding these transactions is contained in Notes 6 and 10 to the Consolidated Financial Statements.

26	Pacific Sunwear of California, Inc. Form 10-K 2011

Investing Cash Flows

Net cash used in investing activities in each of fiscal 2011, 2010 and 2009 was $22 million, $17 million and $20 million, respectively. Investing cash flows for fiscal 2011 were comprised of capital expenditures of $13.2 million and restricted cash of $8.6 million, partially offset by proceeds from insurance settlements of $0.3 million. Investing cash flows for fiscal 2010 were comprised entirely of capital expenditures. Investing cash flows for fiscal 2009 comprised capital expenditures of approximately $23 million offset by proceeds from the sale of land of approximately $4 million. Capital expenditures were predominantly for refreshing existing stores and information technology investments in 2011 and for the opening of new, relocated and expanded stores and refreshing existing stores during fiscal 2010 and 2009. In fiscal 2012, we expect total capital expenditures to be approximately $15 million to $20 million. The restricted cash was used as collateral to fund letters of credit outstanding under the Former Credit Facility (see “Former Credit Facility” below) and is expected to be released within the next 12 months.

Financing Cash Flows

Net cash provided by financing activities in fiscal 2011 was $56 million compared to cash provided of $29 million in fiscal 2010 and cash provided of $1 million in fiscal 2009. The primary source of financing inflows in fiscal 2011 was proceeds from the Term Loan (see “Term Loan” below) of $60 million net of offering costs of approximately $5 million. The primary source of financing inflows in fiscal 2010 was proceeds from two mortgage transactions we completed (see “Mortgage Transactions” below). The primary source of financing inflows in fiscal 2009 was proceeds from employee exercises of stock options.

New Credit Facility

On December 7, 2011, we entered into the New Credit Facility, a five-year, $100 million revolving credit facility with Wells Fargo Bank, N.A, which replaced our previous revolving credit facility with JPMorgan Chase (the “Former Credit Facility”). At January 28, 2012, we had $1.3 million of direct borrowings and $13 million in letters of credit outstanding under the New Credit Facility. The remaining availability under our New Credit Facility at January 28, 2012 was $29 million. Additional information regarding the New Credit Facility is contained in Note 5 to the Consolidated Financial Statements.

Term Loan

On December 7, 2011, we obtained a five-year, $60 million term loan (the “Term Loan”), from an affiliate of Golden Gate Capital. In conjunction with the Term Loan, we issued Series B Preferred, which has a liquidation value of $0.1 million to the same affiliate of Golden Gate Capital, and gives that affiliate the right to purchase up to 13.5 million shares of our common stock, representing, as of December 7, 2011, 19.9% of our common stock outstanding (16.7% on a fully-diluted basis) at a conversion price of $1.75 per share of underlying common stock converted into. A portion of the proceeds of the Term Loan was used to repay the outstanding amounts under the Former Credit Facility. Additional information regarding the Term Loan is contained in Note 6 to the Consolidated Financial Statements.

Mortgage Transactions

On August 20, 2010, through our wholly-owned subsidiaries, Miraloma Borrower Corporation, a Delaware corporation, and Pacific Sunwear Stores Corp., a California corporation, we completed two mortgage transactions and executed two promissory notes (the “Mortgage Debt”) pursuant to which borrowings in an aggregate amount of $29.8 million from American National Insurance Company were incurred. Additional information regarding these transactions is contained in Note 6 to the Consolidated Financial Statements.

Pacific Sunwear of California, Inc. Form 10-K 2011	27

Contractual Obligations

We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At January 28, 2012, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In $millions)
Operating lease obligations	$402	$78	$137	$97	$90
Term Loan	106	3	8	95	—
Mortgage debt	39	2	5	5	27
Letters of credit	13	13	—	—	—
Capital lease obligations	1	<1	<1	—	—

Total	$561	$96	$151	$197	$117

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for fiscal 2011 were approximately $147 million and were $145 million in each of 2010 and 2009. Total CAM expenses may continue to fluctuate significantly from year to year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases is contained in Note 11 to the Consolidated Financial Statements.

Obligations under our Executive Deferred Compensation Plan are equal to approximately $2 million as of January 28, 2012 and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.

Operating Leases

We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2023. Many of our retail store leases require us to pay CAM charges, insurance and property taxes. In addition, many of our retail store leases require us to pay percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, some of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 to the Consolidated Financial Statements). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed $1 million or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, we are not required to make payments to our landlords in order to exercise our cancellation rights under these provisions. The New Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the stores we are projecting to close by the end of fiscal 2013. None of our retail store leases contain purchase options.

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

28	Pacific Sunwear of California, Inc. Form 10-K 2011

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

Inflation

We do not believe that inflation has had a material effect on our results of operations in the recent past. However, product sourcing costs may increase during 2012 due to a combination of increases in commodities, labor and currency costs. We currently estimate that these cost increases could adversely affect our net merchandise margins in fiscal 2012. We intend to partially mitigate these increases through a combination of initiatives such as better product assortments, refined pricing strategies, localization initiatives, and detailed reviews of product specifications.

Seasonality and Quarterly Results

Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, approximately 45% of our net sales have occurred in the first half of the fiscal year and 55% have occurred in the second half. The six to seven week selling periods for each of the back-to-school and holiday seasons together account for approximately 35% to 40% of our annual net sales and a higher percentage of our operating results on a combined basis. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including changes in consumer buying patterns, fashion trends, the timing and level of markdowns, the timing of store closings, expansions and relocations, competitive factors, and general economic conditions.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is contained in Note 1 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk in connection with the New Credit Facility. Generally, direct borrowings under the New Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR rate, plus 1.50% (1.74% at January 28, 2012). See Note 5 to the Consolidated Financial Statements.

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

We are exposed to market risks related to fluctuations in the market price of our common stock. The derivative liability associated with our Series B Preferred is recorded at fair value using an options pricing model which is dependent on the market price of our current stock. Changes in the value of the derivative are included as a component of earnings in current operations. See Notes 6 and 10 to the Consolidated Financial Statements for further discussion of our derivative liability and valuation thereof.

Pacific Sunwear of California, Inc. Form 10-K 2011	29

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 28, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2012.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended January 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

30	Pacific Sunwear of California, Inc. Form 10-K 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pacific Sunwear of California, Inc.

Anaheim, California

We have audited the internal control over financial reporting of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2012, of the Company, and our report dated April 4, 2012, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding discontinued operations as discussed in Note 14 to the consolidated financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California

April 4, 2012

Pacific Sunwear of California, Inc. Form 10-K 2011	31

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference from the sections captioned “Certain Transactions,” “Related Party Transactions Policy” and “Board of Directors and Committees of the Board — Committees of the Board of Directors” in our definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is incorporated by reference from the section captioned “Fees Paid to Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	The Financial Statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this Annual Report on Form 10-K.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits included or incorporated herein: See “Index to Exhibits” at the end of the Consolidated Financial Statements.

32	Pacific Sunwear of California, Inc. Form 10-K 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

By:	/s/ GARY H. SCHOENFELD

Gary H. Schoenfeld

President, Chief Executive Officer and Director

Date: April 4, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY H. SCHOENFELD Gary H. Schoenfeld	President, Chief Executive Officer and Director (Principal Executive Officer)	April 4, 2012

/s/ MICHAEL W. KAPLAN Michael W. Kaplan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2012

/s/ PETER STARRETT Peter Starrett	Non-Employee Chairman of the Board	April 4, 2012

/s/ BRETT BREWER Brett Brewer	Non-Employee Director	April 4, 2012

/s/ MICHAEL GOLDSTEIN Michael Goldstein	Non-Employee Director	April 4, 2012

/s/ GEORGE R. MRKONIC George R. Mrkonic	Non-Employee Director	April 4, 2012

/s/ THOMAS M. MURNANE Thomas M. Murnane	Non-Employee Director	April 4, 2012

/s/ PANAYOTIS CONSTANTINOU Panayotis Constantinou	Non-Employee Director	April 4, 2012

/s/ JOSHUA OLSHANSKY Joshua Olshansky	Non-Employee Director	April 4, 2012

/s/ NEALE ATTENBOROUGH Neale Attenborough	Non-Employee Director	April 4, 2012

Pacific Sunwear of California, Inc. Form 10-K 2011	33

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Pacific Sunwear of California, Inc. Form 10-K 2011	F-1

PACIFIC SUNWEAR OF CALIFORNIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pacific Sunwear of California, Inc.

Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2012 and January 29, 2011, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the accompanying 2010 and 2009 financial statements have been retrospectively adjusted to classify the results of operations of certain closed stores as discontinued operations for all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 4, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

April 4, 2012

F-2	Pacific Sunwear of California, Inc. Form 10-K 2011

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	January 28, 2012	January 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,306	$63,710
Restricted cash	8,593	—
Inventories	88,740	95,701
Prepaid expenses	15,506	11,669
Other current assets	6,272	4,773

Total current assets	169,417	175,853

Property and equipment, net	149,716	193,180
Deferred income taxes	6,643	6,243
Other assets	29,355	26,000

TOTAL ASSETS	$355,131	$401,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,914	$41,028
Other current liabilities	68,369	42,186

Total current liabilities	107,283	83,214

LONG-TERM LIABILITIES:
Deferred lease incentives	17,681	28,553
Deferred rent	16,602	19,786
Long-term debt	73,910	29,093
Other long-term liabilities	26,558	26,296

Total long-term liabilities	134,751	103,728

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 shares and none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 67,511,468 and 66,173,397 shares issued and outstanding, respectively	675	662
Additional paid-in capital	16,766	11,593
Retained earnings	95,656	202,079

Total shareholders’ equity	113,097	214,334

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$355,131	$401,276

See accompanying footnotes.

Pacific Sunwear of California, Inc. Form 10-K 2011	F-3

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$833,751	$837,116	$902,416
Cost of goods sold, including buying, distribution and occupancy costs	652,958	650,342	673,929

Gross margin	180,793	186,774	228,487
Selling, general and administrative expenses	261,169	269,268	284,950

Operating loss	(80,376)	(82,494)	(56,463)
Loss on derivative liability	5,039	—	—
Other expense, net	4,402	930	276

Loss from continuing operations before income taxes	(89,817)	(83,424)	(56,739)
Income taxes	806	917	(11,099)

Loss from continuing operations	(90,623)	(84,341)	(45,640)
Loss from discontinued operations, net of income taxes	(15,800)	(12,307)	(24,662)

Net loss	$(106,423)	$(96,648)	$(70,302)

Comprehensive loss	$(106,423)	$(96,648)	$(70,302)

Loss from continuing operations per share:
Basic and Diluted	$(1.36)	$(1.28)	$(0.70)

Loss from discontinued operations per share:
Basic and Diluted	$(0.24)	$(0.18)	$(0.37)

Net loss per share:
Basic and Diluted	$(1.60)	$(1.46)	$(1.07)

Weighted-average shares outstanding:
Basic and Diluted	66,707,781	65,988,550	65,442,887

See accompanying footnotes.

F-4	Pacific Sunwear of California, Inc. Form 10-K 2011

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balances at January 31, 2009	—	$—	65,174,144	$652	$2,306	$369,029	$371,987
Employee stock plans	—	—	573,925	5	662	—	667
Stock-based compensation	—	—	—	—	6,370	—	6,370
Tax benefit deficiencies related to exercise of stock options	—	—	—	—	(2,044)	—	(2,044)
Net loss	—	—	—	—	—	(70,302)	(70,302)

Balances at January 30, 2010	—	—	65,748,069	$657	$7,294	$298,727	$306,678
Employee stock plans	—	—	425,328	5	331	—	336
Stock-based compensation	—	—	—	—	3,968	—	3,968
Net loss	—	—	—	—	—	(96,648)	(96,648)

Balances at January 29, 2011	—	—	66,173,397	$662	$11,593	$202,079	$214,334
Employee stock plans	—	—	438,071	4	422	—	426
Stock-based compensation	—	—	—	—	3,176	—	3,176
Common stock issuance	—	—	900,000	9	1,575	—	1,584
Preferred stock issuance	1,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	(106,423)	(106,423)

Balances at January 28, 2012	1,000	$—	67,511,468	$675	$16,766	$95,656	$113,097

See accompanying footnotes.

Pacific Sunwear of California, Inc. Form 10-K 2011	F-5

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,423)	$(96,648)	$(70,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,505	55,647	70,367
Asset impairment	14,787	15,611	27,012
Non-cash stock-based compensation	3,176	3,968	6,370
Loss on disposal of property and equipment	242	862	968
Loss on derivative liability	5,039	—	—
Loss on lease terminations	9,336	—	—
Tax benefit deficiencies related to stock-based compensation	—	—	(2,044)
Change in assets and liabilities:
Inventories	6,961	(6,270)	17,540
Other current assets	(3,261)	777	43,043
Other assets	344	(1,958)	22,680
Accounts payable	(16,292)	2,547	(6,782)
Other current liabilities	3,406	(1,854)	(4,413)
Deferred lease incentives	(6,859)	(10,654)	(13,106)
Deferred rent	(1,224)	(1,610)	(1,612)
Other long-term liabilities	859	(1,303)	(2,270)

Net cash (used in) provided by operating activities	(47,404)	(40,885)	87,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,235)	(17,159)	(23,498)
Restricted cash	(8,593)	—	—
Proceeds from insurance settlement	300	—	—
Proceeds from sale of property and equipment	—	—	3,739

Net cash used in investing activities	(21,528)	(17,159)	(19,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	60,000	—	—
Proceeds from mortgage borrowings	—	29,800	—
Proceeds from credit facility	21,254	—	—
Proceeds from exercise of stock options	477	542	727
Payments for debt issuance costs	(5,300)	(1,154)	—
Payments under credit facility borrowings	(20,000)	—	—
Principal payments under capital lease obligations	(398)	(323)	(104)
Principal payments under mortgage borrowings	(505)	(202)	—

Net cash provided by financing activities	55,528	28,663	623

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,404)	(29,381)	68,315

CASH AND CASH EQUIVALENTS, beginning of fiscal year	63,710	93,091	24,776

CASH AND CASH EQUIVALENTS, end of fiscal year	$50,306	$63,710	$93,091

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,147	$963	$3
Cash paid (refunded) for income taxes	$1,041	$(203)	$(54,072)

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at end of period	$1,281	$1,298	$1,802
Shares issued in connection with lease modification	$1,584	$—	$—
Capital lease transactions for property and equipment	$851	$299	$730

See accompanying footnotes.

F-6	Pacific Sunwear of California, Inc. Form 10-K 2011

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers, and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of January 28, 2012, the Company leased and operated 733 stores in each of the 50 states and Puerto Rico.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The results of continuing operations for all periods presented in these consolidated financial statements exclude the financial impact of discontinued operations. See Note 14, “Discontinued Operations” for further discussion related to discontinued operations presentation.

Principles of Consolidation and Financial Reporting Period

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (Pacific Sunwear Stores Corp., a California corporation (“PacSun Stores”) and Miraloma Borrower Corporation, a Delaware corporation (“Miraloma”)). All intercompany transactions have been eliminated in consolidation.

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31st. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks
2011	January 28, 2012	52
2010	January 29, 2011	52
2009	January 30, 2010	52

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported sales and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of money market funds.

Pacific Sunwear of California, Inc. Form 10-K 2011	F-7

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Restricted Cash

At January 28, 2012, restricted cash included $8.6 million of cash held as collateral to fund letters of credit outstanding under the Company’s former credit facility and is expected to be released within the next 12 months. See Note 5, “Credit Facility” for further discussion regarding the Company’s former credit facility.

Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market utilizing the retail method. At any given time, inventories include items that have been marked down to management’s best estimate of their fair market value. These estimates are based on a combination of factors, including current selling prices, current and projected inventory levels, current and projected rates of sell-through, known markdown and/or promotional events expected to create a permanent decrease in inventory value, estimated inventory shrink and aging of specific items. The timing and nature of the markdowns can vary from year to year. Reserves of approximately $12.7 million and $5.7 million have been accrued against existing inventory at January 28, 2012 and January 29, 2011, respectively, in consideration of these factors.

Property and Equipment

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

Other Long-Lived Assets

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of the Company’s stores, the Company determines whether certain stores will be able to generate sufficient cash flows over the remaining term of the related leases to recover the Company’s investment in the respective stores. Based on that determination, the Company will record an impairment charge within selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive operations, to write-down the carrying value of its long-lived store assets to their estimated fair values. See Note 3, “Impairment of Long-Lived Assets,” for a discussion of asset impairment charges.

Income Taxes

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

F-8	Pacific Sunwear of California, Inc. Form 10-K 2011

PACIFIC SUNWEAR OF CALIFORNIA, INC.

scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon the Company’s ability to generate sufficient future taxable earnings in certain jurisdictions. If the Company subsequently determines that the carrying value of these assets, for which a valuation allowance has been established, would be realized in the future, the value of the deferred tax assets would be increased by reducing the valuation allowance, thereby increasing net income in the period when that determination was made. See Note 9, “Income Taxes,” for further discussion regarding the realizability of the Company’s deferred tax assets and assessment of a need for a valuation allowance.

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

Revenue Recognition

Sales are recognized upon purchase by customers at the Company’s retail store locations or upon delivery to and acceptance by the customer for orders placed through the Company’s website. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account the Company’s estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is generally recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on the Company’s historical redemption data. Gift card breakage has never been more than 1.0% of sales in any fiscal year. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for each of the three fiscal years in the period ended January 28, 2012, is as follows:

	Fiscal Year Ended
	January 28 2012	January 29 2011	January 30, 2010
	(In thousands)
Beginning balance	$409	$444	$379
Provisions	16,010	16,856	17,765
Usage	(16,034)	(16,891)	(17,700)

Ending balance	$385	$409	$444

Derivative Liability

The Company’s derivative liability requires bifurcation from the debt host and is remeasured at fair value at each reporting period. Changes in the related fair value are recorded in loss on derivative liability in the Company’s accompanying statement of operations and comprehensive operations.

E-commerce Shipping and Handling Revenues and Expenses

Shipping and handling revenues and expenses relate to sales activity generated from the Company’s website. Amounts charged to the Company’s e-commerce customers for shipping and handling revenues are included in net sales. Amounts paid by the Company for e-commerce shipping and handling expenses are included in cost of goods sold and encompass payments to third party shippers and costs to store, move and prepare merchandise for shipment.

Pacific Sunwear of California, Inc. Form 10-K 2011	F-9

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Customer Loyalty Programs

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

Cost of Goods Sold, including Buying, Distribution and Occupancy Costs

Cost of goods sold includes the landed cost of merchandise and all expenses incurred by the Company’s buying and distribution functions. These costs include inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, depreciation, internal transfer costs, and any other costs borne by the Company’s buying department and distribution center. Occupancy costs include store rents, common area maintenance (“CAM”), as well as store expenses related to telephone service, supplies, repairs and maintenance, insurance, loss prevention, and taxes and licenses. Store rents, including CAM, for fiscal 2011 were approximately $147 million and were $145 million in each of 2010 and 2009.

Vendor Allowances

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

Advertising Costs

Costs associated with the production or placement of advertising and other in-store visual and promotional materials, such as signage, banners, photography, design, creative talent, editing, magazine insertion fees and other costs associated with such advertising, are expensed the first time the advertising appears publicly. Advertising costs were approximately $15 million, $14 million and $12 million in fiscal 2011, 2010, and 2009, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment arrangements, net of an estimated forfeiture rate and generally recognizes compensation cost for those shares expected to vest over the requisite service period of the award. For stock options and stock appreciation rights, the Company generally determines the grant fair value using the Black-Scholes option pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For restricted stock unit valuation, the Company determines the fair value using the grant date price of the Company’s common stock.

F-10	Pacific Sunwear of California, Inc. Form 10-K 2011

PACIFIC SUNWEAR OF CALIFORNIA, INC.

The Company recorded non-cash, stock-based compensation in the consolidated statement of operations for fiscal 2011, 2010 and 2009 as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Stock-based compensation expense included in cost of goods sold	$2,324	$1,228	$4,024
Stock-based compensation expense included in selling, general and administrative expenses	852	2,740	2,346

Total stock-based compensation expense	$3,176	$3,968	$6,370

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

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Anti-dilutive options and non-vested shares	2,745,350	2,928,067	2,311,974

Vendor and Merchandise Concentrations

In fiscal 2011 and fiscal 2009, no individual branded vendor accounted for more than 10% of total net sales. In fiscal 2010, Fox Racing merchandise accounted for $94 million or 10% of net sales. No other vendor accounted for more than 10% of total net sales in fiscal 2010.

The merchandise assortment for the Company as a percentage of net sales was as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Men’s Apparel	49%	49%	45%
Women’s Apparel	37%	38%	43%
Accessories and Footwear	14%	13%	12%

Total	100%	100%	100%

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure requirement in U.S. GAAP and IFRSs. This ASU provides additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective

Pacific Sunwear of California, Inc. Form 10-K 2011	F-11

PACIFIC SUNWEAR OF CALIFORNIA, INC.

on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

2.  PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	January 28, 2012	January 29, 2011
	(In thousands)
Leasehold improvements	$244,301	$280,900
Furniture, fixtures and equipment	270,063	286,961
Buildings and building improvements	40,464	40,389
Land	11,228	11,228

Total gross property and equipment	566,056	619,478
Less accumulated depreciation and amortization	(416,340)	(426,298)

Property and equipment, net	$149,716	$193,180

3.  IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of the Company’s stores, the Company determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover the Company’s investment in the respective stores. As a result, the Company recorded the following non-cash impairment charges primarily related to its retail stores within the accompanying consolidated statements of operations and comprehensive operations, to write-down the carrying value of its long-lived store assets to their estimated fair values.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Aggregate carrying value of all long-lived assets tested	$20,675	$23,011	$37,870
Less: Impairment charges from continuing operations	(11,503)	(12,401)	(14,496)
Less: Impairment charges from discontinued operations	(3,284)	(3,211)	(12,515)

Aggregate fair value of all long-lived assets tested	$5,888	$7,399	$10,859

Number of stores tested for asset impairment	316	300	290
Number of stores with asset impairment	129	134	131

The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The $15 million and $16 million of impairment charges recognized during the years ended January 28, 2012 and January 29, 2011, respectively, include approximately $6 million and $3 million, respectively, related to projected store closures. The increase in the number of stores tested for impairment year over year is primarily due to the Company’s increased store closure activity. In addition, based on historical operating performance and the projected outlook for these stores, the Company believes that the remaining asset value of approximately $6 million as of January 28, 2012, is recoverable.

F-12	Pacific Sunwear of California, Inc. Form 10-K 2011

PACIFIC SUNWEAR OF CALIFORNIA, INC.

4.  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	January 28, 2012	January 29, 2011
	(In thousands)
Derivative liability	$20,076	$—
Accrued gift cards	10,776	12,046
Accrued compensation and benefits	10,687	10,036
Sales taxes payable	3,983	4,120
Deferred tax liability	2,201	2,147
Accrued capital expenditures	1,281	1,298
Other	19,365	12,539

Total other current liabilities	$68,369	$42,186

As disclosed in Note 8, the Company issued the Series B Preferred in connection with a new senior secured term loan. The fair value of the Series B Preferred at issuance was approximately $15 million as of December 7, 2011, which was recorded as a derivative liability. As of January 28, 2012, the fair value of the derivative liability was approximately $20 million.

5.  CREDIT FACILITY

On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “New Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (the “Former Credit Facility”). Borrowings under the New Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate (as defined in the New Credit Facility, 4.0% as of January 28, 2012). Extensions of credit under the New Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The New Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The New Credit Facility is secured by liens and security interests with (a) first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables, and inventory, and (b) second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The New Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The New Credit Facility is scheduled to mature on December 7, 2016. Based on current forecasts and plans for the year, the Company believes that cash flows from operating activities, working capital, borrowing availability under the New Credit Facility, borrowings resulting from a new senior secured term loan and the two mortgage transactions discussed in Note 6 and other financing opportunities, will be sufficient to meet its operating and capital expenditure needs for the next twelve months. At January 28, 2012, the Company had $1.3 million of direct borrowings and $13 million in letters of credit outstanding under the New Credit Facility. The remaining availability under the New Credit Facility at January 28, 2012 was $29 million. The Company is not subject to any financial covenant restrictions under the New Credit Facility.

The Former Credit Facility provided for a secured revolving line of credit of up to $150 million that could have been increased up to $225 million subject to lender approval. Extensions of credit under the Former Credit Facility were limited to a borrowing base consisting of specified percentages of eligible categories of assets, primarily cash and inventory (generally, 75% of inventories). The Former Credit Facility was secured by cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory. Direct borrowings under the Former Credit Facility bore interest at the administrative agent’s alternate base rate (as defined, 3.5% at closing) or at optional interest rates that were primarily dependent upon LIBOR or the federal funds effective rate for the time period chosen. During fiscal 2011, the Company drew down $20 million under the Former Credit Facility which was subsequently repaid with the proceeds from the term loan discussed in Note 6. The Former Credit Facility was terminated on December 7, 2011.

Pacific Sunwear of California, Inc. Form 10-K 2011	F-13

PACIFIC SUNWEAR OF CALIFORNIA, INC.

6.  DEBT

Term Loan

On December 7, 2011, the Company obtained a five-year, $60 million senior secured term loan (the “Term Loan”), funded by an affiliate of Golden Gate Capital. The Term Loan bears interest at a rate of 5.5% per annum to be paid in cash, due and payable quarterly in arrears, and 7.5% per annum, due and payable in kind (“PIK”) upon maturity, accruing annually in arrears with adjustments to the cash and PIK portion of the interest rate in accordance with the Term Loan agreement, following principal prepayments. Annual cash interest for fiscal 2012 is expected to be approximately $3 million. The Term Loan is guaranteed by each of the Company’s subsidiaries and will be guaranteed by any future domestic subsidiaries of the Company. The Term Loan is secured by liens and security interests with (a) a first priority security interest in all long-term assets of the Company and PacSun Stores and all other assets not subject to a first lien and security interest pursuant to the New Credit Facility, (b) a first priority pledge of the equity interests of Miraloma and (c) a second priority security interest in all assets of the Company and PacSun Stores subject to a first lien and security interest pursuant to the New Credit Facility. The Term Loan also contains covenants substantially identical to those in the New Credit Facility. The principal balance and any unpaid interest related to the Term Loan is due on December 7, 2016. The Company is not subject to any financial covenant restrictions under the Term Loan.

Mortgage Debt

On August 20, 2010, the Company, through its wholly-owned subsidiaries, Miraloma and PacSun Stores, executed two promissory notes pursuant to which borrowings in an aggregate amount of $29.8 million from American National Insurance Company (“Anico”) were incurred. The note executed by Miraloma (the “Miraloma Note”) is in the amount of $16.8 million and bears interest at the rate of 6.50% per annum. Monthly principal and interest payments under the Miraloma Note commenced on October 1, 2010, and are $113,435. The principal and interest payments are based on a 25-year amortization schedule. The remaining principal balance of the Miraloma Note, and any accrued but unpaid interest thereon (estimated to be $14.4 million), will be due in full on September 1, 2017. The Miraloma Note is secured by a deed of trust on the building and land comprising the Company’s principal executive offices in Anaheim, California and is non-recourse to the Company. The Miraloma Note does not contain any financial covenants. In connection with this transaction, the Company transferred the building and related land securing the Miraloma Note to Miraloma and entered into a lease for the building and land with Miraloma. Miraloma paid a prepayment fee to Anico equal to 1% of the principal amount of the Miraloma Note on the closing date of the transaction. As a result, Miraloma may prepay the Miraloma Note, in whole, but not in part, at any time without penalty upon 30 days prior written notice to Anico.

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

F-14	Pacific Sunwear of California, Inc. Form 10-K 2011

PACIFIC SUNWEAR OF CALIFORNIA, INC.

As of January 28, 2012, the remaining aggregate principal payments due under the Term Loan and the Mortgage Debt are as follows:

	Fiscal Year
	2012	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Mortgage Debt	$539	$576	$614	$655	$699	$26,010	$29,093
Term Loan (1)	—	—	—	—	60,650	—	60,650

Total	$539	$576	$614	$655	$61,349	$26,010	$89,743

			Less: Term Loan discount				(15,294)
			Less: current portion of long-term debt				(539)

			Total long-term debt				$73,910

(1) Upon maturity of the Term Loan, $26.7 million of PIK interest will become due and payable, of which, $0.7 million is accrued as of January 28, 2012.

During fiscal 2011 and fiscal 2010, the Company recorded $4.4 million and $0.9 million of interest expense, respectively.

7.  INDUSTRIAL REVENUE BOND TRANSACTION – OLATHE, KANSAS

On July 17, 2007, PacSun Stores, completed an industrial revenue bond financing transaction with the city of Olathe, Kansas (the “City”) that will provide property tax savings for 10 years on the Company’s new distribution center located in the City. In the transaction, the City purchased the land and building from PacSun Stores through the issuance to PacSun Stores of approximately $23 million in industrial revenue bonds due January 1, 2018 (“Bonds”) and contemporaneously leased the land and building to PacSun Stores for an identical term. PacSun Stores can call the Bonds at any time it chooses, but would lose its property tax benefit in the event this transaction was to be cancelled. In the Company’s consolidated balance sheet, the land and building remain a component of property and equipment, the investment in the Bonds is included in other assets, and the related long-term lease obligation is included in other long-term liabilities.

PacSun Stores, as holder of the Bonds, is due interest at 7% per annum with interest payable semi-annually in arrears on January 1 and July 1. This interest income is directly offset by the interest-only lease payments on the distribution center, which are due at the same time and in the same amount as the interest income. Both the Bonds and the corresponding lease have 10-year terms. If, at any time, PacSun Stores chooses to call the Bonds, the proceeds from the Bonds would be required to immediately terminate the lease. PacSun Stores’ intention is to maintain the property tax benefit related to the Olathe facility. Accordingly, both the Bonds and the lease are classified as long-term due to PacSun Stores’ intent to hold the Bonds until maturity and the structure of the lease, which includes a balloon principal payment and bargain purchase requirement at the end of the lease term.

8.  SHAREHOLDERS’ EQUITY

Common Stock

In connection with certain lease modifications during fiscal 2011, the Company issued 900,000 shares of its common stock to one of its landlords. The fair value on the date of issuance was approximately $1.6 million, which is being amortized on a straight-line basis as a component of occupancy costs over the respective rent reduction period.

Preferred Stock

In conjunction with the Term Loan, the Company issued 1,000 shares of the Series B Preferred to an affiliate of Golden Gate Capital which gives that affiliate the right to purchase up to 13.5 million shares of the Company’s common stock. The Series B Preferred shares have an exercise price initially equal to $1.75 per share of underlying common stock. The initial holder of the Series B Preferred is entitled to customary registration rights with respect to the underlying common stock. See Note 10, “Fair Value Measurements” for further discussion on the accounting treatment of the Series B Preferred.

Pacific Sunwear of California, Inc. Form 10-K 2011	F-15

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Shareholder Protection Rights Plan

On December 5, 2011, the Company’s Board of Directors adopted a Shareholder Protection Rights Plan (the “Plan”) and declared a dividend of one right on each outstanding share of common stock of the Company (the “Rights”). The dividend was paid to shareholders of record on December 12, 2011, upon certification by the Nasdaq Global Select Market to the SEC that the Rights were approved for listing. If any person or group acquires between 15% and 50% of the Company’s common stock, the Board of Directors may, at its option, exchange one share of the Company’s common stock for each Right. Under the Plan, among other things, a person or group which acquires 15% or more of the common stock of the Company will trigger the ability of the shareholders (other than the 15% holder) to exercise the Rights for an exercise price of $4.50 per Right (subject to certain adjustments from time to time) and to purchase a number of shares of common stock with a market value of twice the exercise price of the Rights exercised. Existing holders of 15% or more of the common stock are grandfathered under the Plan, until such time as they acquire more than 0.1% of the common stock than they had as of the date of the adoption of the Rights Plan. The Rights are redeemable at any time by the Company at $.01 per Right. The Plan expires in 2014.

Stock-Based Compensation

The Company maintains two stock-based incentive plans: (1) 2005 Performance Incentive Plan (the “Performance Plan”) and (2) the amended and restated Employee Stock Purchase Plan (the “ESPP”). The types of awards that may be granted under the Performance Plan include stock options, stock appreciation rights, and restricted stock, or other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the Performance Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the Performance Plan is ten years after the grant date of the award. As of January 28, 2012, the maximum number of shares of the Company’s common stock that was available for award grants under the Performance Plan was 4.0 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the Performance Plan. The Performance Plan will terminate on March 22, 2015 unless terminated earlier by the Company’s Board of Directors.

Stock Options

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718, Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized during the vesting period. The expected term of options granted is derived primarily from historical data on employee exercises adjusted for expected changes to option terms, if any. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s stock. The Company records stock-based compensation expense using the straight-line method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. The Company’s stock-based compensation expense resulted from awards of stock options, restricted stock, and stock appreciation rights, as well as from shares purchased under the Company’s ESPP.

The fair value of the Company’s stock-based compensation activity was determined using the following weighted-average assumptions:

Fiscal Year
	2011		2010		2009
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Expected term	4 years	0.5 years	4 years	0.5 years	4 years	0.5 years
Expected stock volatility	83% - 87%	54% - 87%	79% - 82%	60% - 97%	69% -78%	97% - 130%
Risk-free interest rates	0.6% - 1.6%	0.2% - 0.6%	1.0% - 2.0%	0.3% - 0.4%	1% - 2%	0.3% - 0.5%
Expected dividends	$—	$—	$—	$—	$—	$—

F-16	Pacific Sunwear of California, Inc. Form 10-K 2011

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Under the Company’s stock option plans, incentive and nonqualified options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. A summary of stock option (incentive and nonqualified) activity for fiscal 2011 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
	(In thousands, except share and per share amounts)
Outstanding at January 29, 2011	3,253,554	$7.12
Granted	157,250	2.72
Exercised	(70,825)	1.64
Forfeited or expired	(349,478)	10.67

Outstanding at January 28, 2012	2,990,501	$6.61	4.3	$98

Vested and expected to vest at January 28, 2012	2,688,298	$6.91	4.2	$93

Exercisable at January 28, 2012	1,349,626	$9.93	3.4	$48

The aggregate intrinsic value of stock options exercised during fiscal 2011 and 2010 was $0.2 million and $0.1 million, respectively. There were no stock options exercised during fiscal 2009.

At January 28, 2012, incentive and nonqualified options to purchase 2,990,501 shares were outstanding and 4,026,075 shares were available for future grant under the Company’s stock compensation plans. In each of fiscal 2011 and 2010, the Company did not recognize tax benefits related to stock based compensation due to a full valuation allowance against various deferred tax assets. See “Income Taxes” in Notes 1 and 9 for further discussion regarding the realizability of the Company’s deferred tax assets and its assessment of a need for a valuation allowance. In fiscal 2009 the Company recognized tax benefit deficiencies of $2 million, resulting from the exercise of certain nonqualified stock options.

The weighted-average grant-date fair value per share of options granted during each of fiscal 2011, 2010 and 2009 was $2.72, $2.91 and $1.70, respectively.

Restricted Stock Awards

A summary of restricted stock awards activity under the Company’s 2005 Plan for fiscal 2011 is presented below. Restricted stock awards generally contain a time-based restriction as to vesting. These awards generally vest over four years with 25% of the grant vesting each year on the anniversary of the grant date.

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 29, 2011	434,255	$6.56
Granted	674,125	3.47
Vested	(145,878)	9.04
Forfeited or expired	(196,979)	4.42

Outstanding at January 28, 2012	765,523	$3.91

The weighted-average grant-date fair value per share of restricted stock awards granted during each of fiscal 2011, 2010 and 2009 was $3.46, $4.90 and $2.48, respectively. The total fair value of awards vested during fiscal 2011, 2010 and 2009 was $0.4 million, $0.8 million and $0.7 million, respectively.

Pacific Sunwear of California, Inc. Form 10-K 2011	F-17

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Restricted Stock Units

A summary of restricted stock units activity under the Company’s 2005 Plan for fiscal 2011 is presented below. Restricted stock units contain a time-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 29, 2011	175,000	$3.68
Granted	150,000	3.19
Released	(175,000)	3.68
Forfeited	—	—

Outstanding at January 28, 2012	150,000	$3.19

The weighted-average grant-date fair value per share of restricted stock units granted during each of fiscal 2011, 2010 and 2009 was $3.19, $3.68 and $4.29, respectively.

At January 28, 2012, the Company had approximately $3 million of compensation cost related to non-vested stock options, restricted stock awards and restricted stock units not yet recognized. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Employee Stock Purchase Plan

The Company’s ESPP, provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each six-month purchasing period, whichever is lower. The ESPP covers substantially all employees, who have three months of service with the Company, excluding senior executives. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

The Company recognized $0.1 million, $0.2 million and $0.3 million in compensation expense related to the ESPP for each of fiscal 2011, 2010 and 2009, respectively. In fiscal 2011, 2010 and 2009, 212,025, 189,170 and 378,378 shares were issued at an average price of $1.58, $2.90 and $1.92, respectively, under the ESPP.

9.  INCOME TAXES

The components of income tax expense (benefit) for the fiscal periods presented are as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Current income taxes:
Federal	$(127)	$271	$(28,665)
State	1,303	1,588	824

Total current	1,176	1,859	(27,841)
Deferred income taxes:
Federal	—	—	10,566
State	(370)	(942)	6,176

Total deferred	(370)	(942)	16,742

Total income tax expense (benefit)	$806	$917	$(11,099)

F-18	Pacific Sunwear of California, Inc. Form 10-K 2011

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Included in fiscal 2011, 2010 and 2009 current income taxes, were tax benefits of approximately $0.2 million, $0.3 million and $0.4 million, respectively, relating to uncertain tax positions.

A reconciliation of income tax expense (benefit) to the amount of income tax expense (benefit) that would result from applying the federal statutory rate to income from continuing operations before income taxes for the fiscal periods presented was as follows:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Benefit for income taxes at statutory rate	$(31,436)	$(29,198)	$(19,859)
State income taxes, net of federal income tax benefit	(1,566)	(1,622)	(1,226)
Valuation allowance	32,139	31,814	10,492
Derivative liability	1,764	—	—
Other	(95)	(77)	(506)

Total income tax expense (benefit)	$806	$917	$(11,099)

The major components of the Company’s overall net deferred tax asset of approximately $5 million and $4 million at January 28, 2012 and January 29, 2011, respectively, were as follows:

	January 28, 2012	January 29, 2011
	(In thousands)
Current net deferred tax asset	$3,782	$3,669
Noncurrent net deferred tax asset	104,629	65,077

	108,411	68,746
Valuation allowance	(103,777)	(64,435)

Total net deferred tax asset	$4,634	$4,311

Deferred tax assets:
Net operating loss and tax credit carryforwards	$97,206	$59,574
Deferred lease incentives	7,395	11,950
Deferred rent	6,442	7,378
Deferred and stock-based compensation	3,795	3,006
Inventory cost capitalization	2,536	2,638
Sublease loss reserves	114	240
Other	3,470	3,724

	120,958	88,510
Deferred tax liabilities:
Depreciation and amortization	$(8,762)	$(15,715)
Prepaid expenses	(2,164)	(2,541)
State income taxes	(1,621)	(1,508)

	(12,547)	(19,764)

Net deferred taxes before valuation allowance	108,411	68,746
Less: valuation allowance	(103,777)	(64,435)

Total net deferred tax asset	$4,634	$4,311

Pacific Sunwear of California, Inc. Form 10-K 2011	F-19

PACIFIC SUNWEAR OF CALIFORNIA, INC.

In accordance with ASC 740, Income Taxes (“ASC 740”), and as a result of continued pre-tax operating losses, a full valuation allowance was established by the Company during the fourth quarter of 2009 and continues to be maintained on all federal and the majority of state and local jurisdiction net deferred tax assets. The Company has discontinued recognizing income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As of the year ended January 28, 2012, the Company did not record a valuation allowance against various deferred tax assets related to separate filing jurisdictions of $4.6 million as the Company concluded it is more likely than not these deferred tax assets will be utilized before expiration. As of the year ended January 28, 2012, federal valuation allowances and state valuation allowances against deferred tax assets were $82.6 million and $21.2 million, respectively. The fiscal 2011 $39.3 million change in total valuation allowance primarily relates to maintaining a full valuation allowance against the total increase in federal and certain state and local jurisdiction net deferred tax assets during the year. The Company recorded the $39.3 million change in valuation allowance with a continuing operations valuation allowance provision of $32.1 million. The $7.2 million difference between the balance sheet change in valuation allowance and continuing operations valuation allowance provision relates to the discontinued operations valuation provision and the federal benefit of the state valuation allowance provision.

As of January 28, 2012, the Company had tax effected federal net operating losses (“NOLs”) of approximately $74.4 million available to offset future federal taxable income. In addition, as of January 28, 2012 the Company had tax effected state NOLs of approximately $18.3 million available to offset future state taxable income. Federal and state NOLs will expire at various times and in varying amounts in the Company’s fiscal tax years 2012 through 2030. The Company also had federal and Kansas credit carryforwards of approximately $0.3 million and $4.2 million, respectively. The Company’s federal and Kansas carryforwards will begin to expire in 2029 and 2017, respectively.

The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the year ended January 28, 2012. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be severely limited.

As of January 28, 2012 and January 29, 2011, unrecognized income tax benefits accounted for under ASC 740 totaled approximately $0.3 million and $0.5 million, respectively. Of those amounts, approximately $0.2 million and $0.1 million, respectively, represent unrecognized tax benefits that would, if recognized, favorably affect the Company’s effective income tax rate in any future periods. The Company does not anticipate that total unrecognized tax benefits will change significantly in the next twelve months.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (including interest and penalties) at January 28, 2012, January 29, 2011, and January 30, 2010:

	January 28,	January 29,	January 30,
	2012	2011	2010
	(In thousands)
Unrecognized tax benefits, opening balance	$493	$839	$1,199
Gross increases — tax positions in prior period	271	489	44
Gross decreases — tax positions in prior period	(30)	(644)	(270)
Gross increases — tax positions in current period	—	—	—
Settlements	(420)	(120)	—
Lapse of statute of limitations	(1)	(71)	(134)

Unrecognized tax benefits, ending balance	$313	$493	$839

Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and totaled less than $0.1 million for fiscal 2011. Accrued interest and penalties were not material as of January 28, 2012 and January 29, 2011, respectively.

F-20	Pacific Sunwear of California, Inc. Form 10-K 2011

PACIFIC SUNWEAR OF CALIFORNIA, INC.

The Company files income tax returns in the U.S. federal jurisdiction and multiple other state and local jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2006 and, with few exceptions, is no longer subject to state and local examinations for years before 2007. In fiscal 2011, an examination of the Company’s income tax returns for the 2007 and 2008 tax years was completed by the Internal Revenue Service resulting in a proposed tax adjustment of $4.5 million for such years. The Company has filed a protest denying any adjustment and asserting various defenses. From time to time, the Company may make provisions for probable tax losses relating to the protest. Depending on the actual outcome, charges in excess of any provisions could be recorded in the future, which may have an adverse effect on the Company’s operating results.

10.  FAIR VALUE MEASUREMENTS

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to its financial assets and liabilities measured at fair value on a recurring basis and to its nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. The hierarchy is as follows:

•	Level 1 — quoted prices for identical instruments in active markets.

•	Level 2 — inputs other than Level 1 inputs, which are observable either directly or indirectly.

•	Level 3 — unobservable inputs.

Recurring Fair Value Measurements

Derivative Liability

The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option pricing model that requires Level 3 inputs, which are highly subjective as follows:

•	the conversion price, which is initially equal to $1.75 per share of underlying common stock;

•	the expected volatility of the Company’s common stock price, which the Company determines based on the historical volatility of the Company’s common stock;

•	expected dividends, which are zero, as the Company does not currently anticipate declaring dividends;

•	the expected term of the Series B Preferred, which is estimated to approximate the contractual term of the conversion right; and

•	the risk free interest rate, which is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period.

The following table presents the activity recorded for derivatives using Level 3 inputs during the reporting period (in thousands):

Balance at January 29, 2011	$—
Issuance of Series B Preferred Stock	15,037
Loss on derivative re-measurement	(5,039)

Balance at January 28, 2012	$20,076

Pacific Sunwear of California, Inc. Form 10-K 2011	F-21

PACIFIC SUNWEAR OF CALIFORNIA, INC.

During fiscal 2011, the Company recorded the initial fair value of the derivative liability of $15.0 million on the date the shares were issued. The initial fair value was recorded as an offset to long-term debt. The derivative liability is included in other current liabilities in the accompanying consolidated balance sheet. Subsequent to the initial transaction date, the Company re-measured the derivative liability and recognized a loss of $5.0 million, which is included in loss on derivative liability in the accompanying consolidated statement of operations and comprehensive operations.

Money Market Funds

As of January 28, 2012 and January 29, 2011, the Company had approximately $19.8 million and $36.3 million held in money market funds. The fair value of money market funds is determined based on “Level 1” inputs in accordance with ASC 820, which consist of quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

Non-Recurring Fair Value Measurements

On a non-recurring basis, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs consisting of, but not limited to projected sales growth, estimated gross margins, projected operating costs and an estimated weighted-average cost of capital rate. During fiscal 2011, 2010 and 2009 the Company recorded $14.8 million, $15.6 million and $27.0 million of impairment charges in the accompanying consolidated statements of operations and comprehensive operations.

On a non-recurring basis, the Company recorded certain liabilities related to store closure activities at fair value in accordance with ASC 420, Exit or Disposal Obligations (“ASC 420”) based on Level 3 inputs consisting of, but not limited to the contract terms. During fiscal 2011, the Company recorded $13.2 million of charges in the accompanying consolidated statements of operations and comprehensive operations.

Fair Value of Other Financial Instruments

The provisions of ASC 825, Financial Instruments (“ASC 825”), provide companies with an option to report selected financial assets and liabilities at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We have not elected to apply the fair value option to any specific financial assets or liabilities.

The table below details the fair values and carrying values for mortgage debt and the components of long-term debt as of January 28, 2012 and January 29, 2011. These fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of these financial instruments.

	January 28. 2012
	Carrying value	Fair value
	(In thousands)
Mortgage Debt	$29,093	$28,997
Term Loan	60,650	59,589
Term Loan discount	(15,294)	(15,294)

	$74,449	$73,292

	January 29. 2011
	Carrying value	Fair value
	(In thousands)
Mortgage Debt	$29,599	$29,509

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value due to their short maturities. The fair value of long-term debt is estimated based on discounting future cash flows utilizing current rates for debt of a similar type and remaining maturity.

F-22	Pacific Sunwear of California, Inc. Form 10-K 2011

PACIFIC SUNWEAR OF CALIFORNIA, INC.

11.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its retail stores and certain equipment under operating lease agreements expiring at various dates through January 2023. Many of its retail store leases require the Company to pay CAM charges, insurance, property taxes and percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at the Company’s discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed $1 million or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, the Company is not required to make payments to landlords in order to exercise its cancellation rights under these provisions. The New Credit Facility and Term Loan not preclude the transfer or disposal of assets related to the stores the Company is projecting to close by the end of fiscal 2013. None of the Company’s retail store leases contain purchase options.

As of January 28, 2012, minimum future rental commitments under non-cancelable operating leases were as follows (in thousands):

Fiscal year ending:
February 2, 2013	$77,904
February 1, 2014	71,237
January 31, 2015	65,450
January 30, 2016	54,726
January 28, 2017	42,564
Thereafter	90,135

Total future operating lease commitments	$402,016

The table above does not include CAM charges, which are also a required contractual obligation under many of the Company’s store operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Store rents, including CAM, for fiscal 2011 were approximately $147 million and were $145 million in each of 2010 and 2009. Of these amounts, $5 million in 2011 and $2 million in each of 2010 and 2009, were paid as percentage rent based on sales volume. The Company expects total CAM charges to continue to increase from year to year or as long-term leases come up for renewal at current market rates in excess of original lease terms.

Litigation

Charles Pfeiffer, individually and on behalf of other aggrieved employees vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corp., Superior Court of California, County of Riverside, Case No. 1100527. On January 13, 2011, the plaintiff in this matter filed a lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. The Company is currently in the discovery phase of this case. As the ultimate outcome of this matter is uncertain no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on its operating results.

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

Pacific Sunwear of California, Inc. Form 10-K 2011	F-23

PACIFIC SUNWEAR OF CALIFORNIA, INC.

representative, and an unspecified amount of damages and penalties. The Company has not been served in this case, but when it is will file an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. The Company is currently in the discovery phase of this case. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. The Company is currently in the discovery phase of this case. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

The Company is also involved from time to time in other litigation incidental to its business. The Company believes that the outcome of current litigation will not likely have a material adverse effect on its results of operations or financial condition and, from time to time, the Company may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have a material adverse effect on its operating results.

Indemnities, Commitments, and Guarantees

During the normal course of business, the Company agreed to certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets other than as disclosed below.

Letters of Credit

The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $13 million outstanding at January 28, 2012, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

12.  RETIREMENT PLANS

The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. Vested participant balances are included in other long-term liabilities and were approximately $2 million as of January 28, 2012 and January 29, 2011. The Company made no contributions to the Executive Plan during fiscal 2011, 2010 and 2009.

The Company also maintains an Employee Savings Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering substantially all employees who have reached age 21. The 401(k) Plan is funded by participant contributions and Company matching contributions. The Company made contributions to the 401(k) Plan, net of forfeitures, of approximately $1.1 million in fiscal 2011, and $1 million in each of fiscal 2010 and 2009.

F-24	Pacific Sunwear of California, Inc. Form 10-K 2011

PACIFIC SUNWEAR OF CALIFORNIA, INC.

13.  SEGMENT REPORTING

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

14.  DISCONTINUED OPERATIONS

In accordance with ASC 205, Presentation of Financial Statements- Discontinued Operations (“ASC 205”), the Company has presented the results of operations of its closed stores as discontinued operations for all periods presented. During fiscal 2011, fiscal 2010 and fiscal 2009, the Company closed 119, 44 and 40 underperforming stores, respectively. If the cash flow of the closed store was determined not to be significant to ongoing operations, and the cash inflows of nearby stores were not expected to increase significantly, the results of operations of the closed store are included in discontinued operations. The following table details the operating results included in discontinued operations for the periods presented:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Net sales	$62,477	$92,390	$124,686
Cost of goods sold, including buying, distribution and occupancy costs	51,501	73,778	94,570

Gross margin	10,976	18,612	30,116
Selling, general and administrative expenses	27,192	31,262	54,778

Operating loss	(16,216)	(12,650)	(24,662)
Income taxes	416	343	—

Net loss from discontinued operations	$(15,800)	$(12,307)	$(24,662)

Pacific Sunwear of California, Inc. Form 10-K 2011	F-25

PACIFIC SUNWEAR OF CALIFORNIA, INC.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Certain items in the table below have been presented in accordance with ASC 205, which requires that operating results of any disposed assets or assets held for sale to be removed from income from continuing operations and reported as discontinued operations as described in Note 14. Net sales and gross margin data reflect continuing operations only. All amounts in the table below are expressed in thousands of dollars, except per share amounts:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR ENDED JANUARY 28, 2012:
Net sales	$171,881	$200,915	$226,786	$234,169
Gross margin	33,192	47,337	55,379	44,885
Net loss from continuing operations	(28,656)	(17,452)	(14,013)	(30,502)
Net loss from discontinued operations	(2,814)	(1,807)	(3,589)	(7,590)
Net loss	(31,470)	(19,259)	(17,602)	(38,092)
Loss per share from continuing operations, basic and diluted	(0.44)	(0.26)	(0.21)	(0.45)
Loss per share from discontinued operations, basic and diluted	(0.04)	(0.03)	(0.05)	(0.11)
Loss per share, basic and diluted	(0.48)	(0.29)	(0.26)	(0.56)
Weighted-average shares outstanding	66,203	66,344	66,855	67,428

FISCAL YEAR ENDED JANUARY 29, 2011:
Net sales	$170,650	$196,358	$232,515	$237,593
Gross margin	38,077	46,427	59,060	43,210
Net loss from continuing operations	(28,004)	(20,654)	(5,077)	(30,606)
Net loss from discontinued operations	(3,024)	(2,811)	(1,886)	(4,586)
Net loss	(31,028)	(23,465)	(6,963)	(35,192)
Loss per share from continuing operations, basic and diluted	(0.42)	(0.32)	(0.08)	(0.46)
Loss per share from discontinued operations, basic and diluted	(0.05)	(0.04)	(0.03)	(0.07)
Loss per share, basic and diluted	(0.47)	(0.36)	(0.11)	(0.53)
Weighted-average shares outstanding	65,838	65,951	66,057	66,108

Loss per share is computed for each of the quarters presented based on basic and diluted shares outstanding and, therefore, may not sum to the totals for the year.

F-26	Pacific Sunwear of California, Inc. Form 10-K 2011

INDEX TO EXHIBITS

Incorporated by Reference

Exhibit #	Exhibit Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04
3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98
3.3	Certificate of Determination of Preferences of Convertible Series B Preferred Stock	8-K	12/7/11
3.3	Fifth Amended and Restated Bylaws of the Company	8-K	4/3/09
4.1	Specimen stock certificate	S-1	2/4/93
4.2	Shareholder Protection Rights Agreement which includes as Exhibit A the forms of Rights Certificate and Election to Exercise	8-K	12/7/11
10.1*	Form of Indemnity Agreement between the Company and each of its executive officers and directors	S-1	2/4/93
10.2*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan and Trust Agreement	10-K	3/17/95
10.3*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective May 30, 2001	10-K	4/1/09
10.4*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective December 31, 2008 (subject to section 409A deferrals)	10-K	4/1/09
10.5*	Amended and Restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan dated March 24, 2004	10-Q	5/21/04
10.6*	Pacific Sunwear of California, Inc. 2005 Performance Incentive Plan	8-K	5/24/05
10.7*	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004	10-Q	12/9/04
10.8*	Form of Performance-Based Bonus Award Agreement	10-Q	12/9/04
10.9*	Form of Notice of Director Stock Appreciation Right Award Agreement	8-K	5/23/06
10.10*	Form of Notice of Employee Stock Appreciation Right Award Agreement	8-K	5/23/06
10.11*	Form of Notice of Employee Restricted Stock Award Agreement	8-K	5/23/06
10.12*	Pacific Sunwear of California, Inc. Executive Severance Plan, as amended and restated as of November 20, 2008	10-K	4/1/09
10.13*	Employment Agreement, dated as of June 16, 2009, between the Company and Gary H. Schoenfeld	8-K	6/17/09
10.13.1*	Employment Agreement, dated as of March 20, 2012, between the Company and Gary H. Schoenfeld	8-K	3/20/12

10.14+	Summary of Board of Directors’ Compensation for fiscal 2012
10.15+	Summary of Named Executive Officers Annual Compensation for fiscal 2012
10.16	Credit Agreement, dated as of April 29, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, BB&T Company, U.S. Bank National Association and Wells Fargo Foothill, Inc., as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Book runners and Joint Lead Arrangers, and a syndicate of other lenders	8-K	5/2/08
10.17	Security Agreement, dated as of April 29, 2008, by the Company, Pacific Sunwear Stores Corp., Miraloma Corp., and certain future subsidiaries of the Company, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	5/2/08
10.18	First Amendment to Credit Agreement, dated as of August 1, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders	10-Q	8/29/08
10.19	Trust Indenture, dated as of July 17, 2007, between the City of Olathe, Kansas and U.S. Bank National Association, as Trustee	8-K	7/23/07
10.20	Lease Agreement, dated as of July 17, 2007, between the City of Olathe, Kansas and Pacific Sunwear Stores Corp.	8-K	7/23/07
10.21	Promissory Note Secured by a Deed of Trust, dated August 20, 2010, executed by Miraloma Borrower Corporation in favor of American National Insurance Company	8-K	8/24/10
10.22	Deed of Trust, Assignment of Rents and Security Agreement, dated August 20, 2010, executed by Miraloma Borrower Corporation in favor of American National Insurance Company	8-K	8/24/10

Incorporated by Reference

Exhibit #	Exhibit Description	Form	Filing Date
10.23	Promissory Note, dated August 20, 2010, executed by Pacific Sunwear Stores Corp. in favor of American National Insurance Company	8-K	8/24/10
10.24	Mortgage Security Agreement, Financing Statement and Fixture Filing, dated August 20, 2010, executed by Pacific Sunwear Stores Corp. in favor of American National Insurance Company	8-K	8/24/10
10.25	Absolute, Unconditional Guaranty, dated August 20, 2010, executed by Pacific Sunwear of California, Inc. in favor of American National Insurance Company	8-K	8/24/10
10.26	$100,000,000 Credit Agreement, dated as of December 7, 2011, among the Company and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and Swing Line Lender, and Wells Fargo Capital Finance, LLC., as Syndication Agent, Documentation Agent, Sole Lead Arranger and Sole Bookrunner, and between Pacific Sunwear Stores Corp. and Wells Fargo Bank N.A.	8-K	12/7/11
10.27	Guaranty, dated as of December 7, 2011, between Miraloma Borrower Corp. and Wells Fargo Bank N.A.	8-K	12/7/11
10.28	Security Agreement, dated as of December 7, 2011, among the Company, Pacific Sunwear Stores Corp. and Wells Fargo Bank, N.A.	8-K	12/7/11
10.29	$60,000,000 Credit Agreement, dated as of December 7, 2011, among the Company and certain subsidiaries of the Company, as guarantors, and PS Holdings Agency Corp., as Administrative Agent, and the other lenders party thereto.	8-K	12/7/11
10.29.1+	First Amendment to the Credit Agreement, dated as of April 2, 2012, between the Company and PS Holdings Agency Corp., as agent, and PS Holdings of Delaware, LLC- Series A and PS Holdings of Delaware, LLC – Series B, as lenders
10.30	Facility Guaranty, dated as of December 7, 2011, between Pacific Sunwear Stores Corp. and PS Holdings Agency Corp.	8-K	12/7/11
10.31	Unsecured Guaranty, dated as of December 7, 2011, between Miraloma Borrower Corporation and PS Holdings Agency Corp.	8-K	12/7/11
10.32	Security Agreement, dated as of December 7, 2011, among the Company and certain subsidiaries of the Company and PS Holdings Agency Corp.	8-K	12/7/11
10.33	Stock Purchase and Investor Rights Agreement, dated as of December 7, 2011, between the Company and PS Holdings of Delaware, LLC – Series A	8-K	12/7/11
10.33.1+	First Amendment to the Stock Purchase and Investor Rights Agreement, dated as of April 2, 2012, between the Company and PS Holdings, of Delaware, LLC-Series A
10.34	Registration Rights Agreement, dated as of December 7, 2011, between the Company and PS Holdings of Delaware, LLC – Series A	8-K	12/7/11
21.1+	Subsidiaries of the Registrant
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Written statements of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Written statement of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	These interactive files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under these sections.
+	Filed herewith