Form 10-K/A
period 2012-01-28
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2012-04-10
CIK 874841

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 28, 2012

or

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-21296

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

On April 2, 2012, the registrant had 67,553,504 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) for the fiscal year ended January 28, 2012, originally filed on April 4, 2012 (the “Original Form 10-K”), of Pacific Sunwear of California, Inc. (the “Company”) is being filed solely to correct merchandise calculations included in the “Merchandising” section included in Item 1 and in the Risk Factor captioned “Our customers may not prefer our proprietary brand merchandise, which may negatively impact our profitability” in Item 1A.

No other changes have been made to the Original Form 10-K other than those described above. This Amendment does not reflect subsequent events that may have occurred after the filing date of the Original Form 10-K or modify or update the disclosures made in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-K/A

For the Fiscal Year Ended January 28, 2012

Index

		Page #
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	7
PART IV
Signatures		14

PART I

ITEM 1.	BUSINESS

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

2	Pacific Sunwear of California, Inc. Form 10-K/A 2011 (Amendment No. 1)

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

Heritage Brands

We offer a wide selection of well-known action-sports inspired heritage brands, such as Fox Racing, Billabong, Element, DC Shoes, Roxy, Quiksilver, Hurley, O’Neill, Vans and Volcom, among others. In addition, we continually cultivate relationships to add and support up-and-coming brands, even if they are not of sufficient size to deliver to our stores on a nationwide basis. During fiscal 2011 and 2009 no vendor accounted for more than 10% of net sales. During fiscal 2010, Fox Racing accounted for 10% of our net sales. Branded merchandise accounted for approximately 52%, 55% and 53% of total net sales in fiscal 2011, 2010 and 2009, respectively. Excluding Men’s denim and knit sales, branded merchandise accounted for approximately 88%, 86% and 81% of Men’s sales in fiscal 2011, 2010 and 2009, respectively.

Pacific Sunwear of California, Inc. Form 10-K/A 2011 (Amendment No. 1)	3

Proprietary Brands

We complement our name-brand offerings with our proprietary brands, including Bullhead®, Kirra®, On the Byas®, Black Poppy® and Nollie®. Proprietary brands provide us with an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise, capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities and exercise a greater degree of control over the flow of our merchandise. Our own product design group, in collaboration with our buying staff, designs our proprietary brand merchandise. Our sourcing organization oversees the manufacture and delivery of our proprietary brand merchandise, with manufacturing sourced both domestically and internationally. Our proprietary brand merchandise accounted for approximately 48%, 45% and 47% of total net sales in fiscal 2011, 2010 and 2009, respectively.

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

Stores

Locations

We operate stores in each of the 50 states and Puerto Rico. For a geographical breakdown of stores by state, see Item 2, “Properties.”

4	Pacific Sunwear of California, Inc. Form 10-K/A 2011 (Amendment No. 1)

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

Pacific Sunwear of California, Inc. Form 10-K/A 2011 (Amendment No. 1)	5

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

6	Pacific Sunwear of California, Inc. Form 10-K/A 2011 (Amendment No. 1)

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

ITEM 1A. RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

•	our capital expenditure plans for fiscal 2012;

Pacific Sunwear of California, Inc. Form 10-K/A 2011 (Amendment No. 1)	7

•	potential recording of noncash impairment charges for underperforming stores in future quarters;

•	increases in product sourcing costs;

•	forecasted net cash savings as a result of the amendment or termination of certain leases;

•	forecasts of future store closures, expansions, relocations and store refreshes during fiscal 2012; and

•	future increases in occupancy costs.

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

8	Pacific Sunwear of California, Inc. Form 10-K/A 2011 (Amendment No. 1)

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

Sales from proprietary brand merchandise accounted for approximately 48%, 45% and 47% of total net sales in fiscal 2011, 2010 and 2009, respectively. There can be no assurance that any change in the sales penetration of proprietary brand merchandise will improve our operating results. Additionally, there can be no assurance that attempts to balance our proprietary brand merchandise and other merchandise will improve our operating results. Because our proprietary brand merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary brand merchandise, particularly if the percentage of net sales derived from proprietary brand merchandise changes significantly (up or down), may have a material adverse effect on our same store sales results, operating margins, results of operations and financial condition.

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

Pacific Sunwear of California, Inc. Form 10-K/A 2011 (Amendment No. 1)	9

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

10	Pacific Sunwear of California, Inc. Form 10-K/A 2011 (Amendment No. 1)

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

Pacific Sunwear of California, Inc. Form 10-K/A 2011 (Amendment No. 1)	11

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

12	Pacific Sunwear of California, Inc. Form 10-K/A 2011 (Amendment No. 1)

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

Pacific Sunwear of California, Inc. Form 10-K/A 2011 (Amendment No. 1)	13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

By:	/s/ CRAIG E. GOSSELIN

Craig E. Gosselin

Sr. Vice President, General Counsel, Human Resources and Secretary

Date: April 10, 2012

14	Pacific Sunwear of California, Inc. Form 10-K/A 2011 (Amendment No. 1)

PART IV

INDEX TO EXHIBITS

Incorporated by Reference

Exhibit #	Exhibit Description	Form	Filing Date
31.1+	Written statements of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Written statement of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002

+ Filed herewith