Form 10-Q
period 2012-04-28
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2012-06-06
CIK 874841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 28, 2012

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

On June 4, 2012, the registrant had 67,697,934 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-Q

For the Quarter Ended April 28, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	April 28, 2012	January 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,595	$50,306
Restricted cash	305	8,593
Merchandise inventories	103,869	88,740
Prepaid expenses	18,837	15,506
Other current assets	6,555	6,272

Total current assets	151,161	169,417

Property and equipment, net	144,240	149,716
Deferred income taxes	6,643	6,643
Other assets	29,000	29,355

TOTAL ASSETS	$331,044	$355,131

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$41,764	$38,914
Other current liabilities	57,028	68,369

Total current liabilities	98,792	107,283

LONG-TERM LIABILITIES:
Deferred lease incentives	16,990	17,681
Deferred rent	16,566	16,602
Long-term debt	74,181	73,910
Other long-term liabilities	26,273	26,558

Total long-term liabilities	134,010	134,751

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 issued and outstanding	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 67,697,174 and 67,511,468 shares issued and outstanding, respectively	677	675
Additional paid-in capital	17,532	16,766
Retained earnings	80,033	95,656

Total shareholders’ equity	98,242	113,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$331,044	$355,131

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS

(Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	For the First Quarter Ended
	April 28, 2012	April 30, 2011
Net sales	$173,824	$171,881
Cost of goods sold, including buying, distribution and occupancy costs	132,839	138,689

Gross margin	40,985	33,192

Selling, general and administrative expenses	59,265	60,956

Operating loss	(18,280)	(27,764)

Gain on derivative liability	(6,333)	—
Other expense, net	3,309	542

Loss from continuing operations before income taxes	(15,256)	(28,306)

Income taxes	367	350

Loss from continuing operations	(15,623)	(28,656)
Loss from discontinued operations, net of income taxes	—	(2,814)

Net loss	$(15,623)	$(31,470)

Comprehensive loss	$(15,623)	$(31,470)

Loss from continuing operations per share:
Basic and Diluted	$(0.23)	$(0.43)

Loss from discontinued operations per share:
Basic and Diluted	$—	$(0.05)

Net loss per share:
Basic and Diluted	$(0.23)	$(0.48)

Weighted-average shares outstanding:
Basic and Diluted	67,582,670	66,202,568

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, All Amounts in Thousands)

	For the First Quarter Ended
	April 28, 2012	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,623)	$(31,470)
Adjustments to reconcile net loss to net cash from operating activities:

Depreciation and amortization	8,746	11,985
Asset impairment	1,489	2,390
Loss on disposal of property and equipment	65	45
Gain on derivative liability	(6,333)	—
Amortization of debt discount	412	—
Noncash stock-based compensation	812	977
Change in operating assets and liabilities:
Merchandise inventories	(15,129)	(20,136)
Other current assets	(3,921)	(2,586)
Other assets	355	241
Accounts payable	2,850	8,219
Other current liabilities	(4,169)	(2,392)
Deferred lease incentives	(692)	(2,015)
Deferred rent	(36)	(404)
Other long-term liabilities	(183)	(96)

Net cash used in operating activities	(31,357)	(35,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,713)	(3,860)
Restricted cash	8,288	—
Proceeds from insurance settlement	653	300

Net cash provided by (used in) investing activities	4,228	(3,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for credit facility borrowings	(1,254)	—
Principal payments under mortgage borrowings	(132)	(122)
Principal payments under capital leases	(196)	(84)
Proceeds from exercise of stock options	—	3

Net cash used in financing activities	(1,582)	(203)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,711)	(39,005)
CASH AND CASH EQUIVALENTS, beginning of period	50,306	63,710

CASH AND CASH EQUIVALENTS, end of period	$21,595	$24,705

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$819	$525
Cash paid for income taxes	$228	$384
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
Property and equipment purchases accrued at period end	$1,665	$795
Capital lease transactions for property and equipment	$72	$—

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of April 28, 2012, the Company leased and operated 729 stores in each of the 50 states and Puerto Rico.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (“fiscal 2011”) filed with the SEC. The Condensed Consolidated Financial Statements include the accounts of Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (Pacific Sunwear Stores Corp., a California corporation (“PacSun Stores”) and Miraloma Borrower Corporation, a Delaware corporation (“Miraloma”)). All intercompany transactions have been eliminated in consolidation.

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the Company’s fiscal quarter ended April 28, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013 (“fiscal 2012”).

The results of continuing operations for all periods presented in these Condensed Consolidated Financial Statements exclude the financial impact of discontinued operations. See Note 12, “Discontinued Operations” for further discussion related to discontinued operations presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Information regarding significant accounting policies is contained in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2011. Presented below in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that Report.

Income Taxes

The Company calculates its interim income tax provision in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, “Interim Reporting” and ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or the tax environment changes.

4. IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of the Company’s stores, the Company determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover the Company’s investment in the respective stores. As a result, the Company recorded the following non-cash impairment charges related to its retail stores within the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations, to write-down the carrying value of its long-lived store assets to their estimated fair values.

	For the First Quarter Ended
	(In thousands)
	April 28, 2012	April 30, 2011
Aggregate carrying value of all long-lived assets tested	$13,497	$26,009
Less: Impairment charges from continuing operations	1,534	2,017
Less: Impairment charges from discontinued operations	—	371

Aggregate fair value of all long-lived assets tested	$11,963	$23,621

Number of stores tested for asset impairment	119	204
Number of stores with asset impairment	25	42

The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $1.5 million and $2.4 million, respectively, during the quarters ended April 28, 2012 and April 30, 2011. The decrease in the number of stores tested for impairment year-over-year was primarily related to the Company’s recent closure of certain underperforming stores. In addition, based on historical operating performance and the projected outlook for these stores, the Company believes that the remaining asset value of approximately $12.0 million as of April 28, 2012, is recoverable.

5. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	April 28, 2012	January 28, 2012
	(In thousands)
Derivative liability	$13,743	$20,076
Accrued gift cards	8,615	10,776
Accrued compensation and benefits	8,631	10,687
Sales taxes payable	3,579	3,983
Deferred tax liability	2,201	2,201
Accrued capital expenditures	1,665	1,281
Other	18,594	19,365

Total other current liabilities	$57,028	$68,369

As disclosed in Note 8, the Company issued 1,000 shares of convertible Series B preferred stock (the “Series B Preferred”) in connection with the five-year, $60 million senior secured term loan (the “Term Loan”), funded by an affiliate of Golden Gate Capital. The fair value of the Series B Preferred at issuance was approximately $15.0 million which was recorded as a derivative liability. As of April 28, 2012, the fair value of the derivative was $13.7 million. See Note 9, “Fair Value Measurements – Recurring Fair Value Measurements” for further discussion on the derivative liability.

6. DEBT

Credit Facility

On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “New Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (the “Former Credit Facility”). Borrowings under the New Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate (as defined in the New Credit Facility, 4.0% as of April 28, 2012). Extensions of credit under the New Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The New Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The New Credit Facility is secured by liens and security interests with (a) first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The New Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The New Credit Facility is scheduled to mature on December 7, 2016. Based on current forecasts and plans for the year, the Company believes that cash flows from operating activities, working capital, borrowing availability under the New Credit Facility, and cash on hand resulting from the closing of the Term Loan and the two mortgage transactions discussed below will be sufficient to meet its operating and capital expenditure needs for the next twelve months. However, if we were to experience same-store sales declines similar to those which occurred in fiscal 2010 and 2009, we may be required to access most, if not all, of the New Credit Facility and potentially require other sources of financing to fund our operations, which might not be available. At April 28, 2012, the Company had no direct borrowings and $26 million in letters of credit outstanding under the New Credit Facility. The remaining availability under the New Credit Facility at April 28, 2012 was $29 million. The Company is not subject to any financial covenant restrictions under the New Credit Facility.

Term Loan

On December 7, 2011, the Company obtained the Term Loan funded by an affiliate of Golden Gate Capital. The Term Loan bears interest at a rate of 5.5% per annum to be paid in cash, due and payable quarterly in arrears, and 7.5% per annum, due and payable in kind (“PIK”) annually in arrears, with such PIK interest then due and payable being added to the outstanding principal balance of the Term Loan at the end of each fiscal year, and with adjustments to the cash and PIK portion of the interest rate in accordance with the Term Loan agreement, following principal prepayments. Annual cash interest for fiscal 2012 is expected to be approximately $3 million. The Term Loan is guaranteed by each of the Company’s subsidiaries and will be guaranteed by any future domestic subsidiaries of the Company. The Term Loan is secured by liens and security interests with (a) a first priority security interest in all long-term assets of the Company and PacSun Stores and all other assets not subject to a first lien and security interest pursuant to the New Credit Facility, (b) a first priority pledge of the equity interests of Miraloma and (c) a second priority security interest in all assets of the Company and PacSun Stores subject to a first lien and security interest pursuant to the New Credit Facility. The Term Loan also contains covenants substantially identical to those in the New Credit Facility. The principal balance and any unpaid interest related to the Term Loan is due on December 7, 2016. The Company is not subject to any financial covenant restrictions under the Term Loan.

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

The Company recorded interest expense of $3.3 million and $0.5 million during the first quarter of fiscal 2012 and 2011, respectively.

7. INCOME TAXES

The provisions codified within ASC 740 require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, a full valuation allowance was established during the fourth fiscal quarter of 2009 and continues to be maintained on all federal and the majority of state deferred tax assets. Remaining net state deferred tax assets of $5 million were not reserved as the Company concluded it is more likely than not that these net deferred tax assets would be utilized before expiration. The Company has discontinued recognizing federal and certain state income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the quarter ended April 28, 2012. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be severely limited.

8. SHAREHOLDERS’ EQUITY

Common Stock

In connection with certain lease modifications during fiscal 2011, the Company issued 900,000 shares of its common stock to one of its landlords. The fair value on the date of issuance was approximately $1.6 million, which is being amortized on a straight-line basis as a component of occupancy costs over the respective rent reduction period.

Preferred Stock

In conjunction with the Term Loan, the Company issued the Series B Preferred to an affiliate of Golden Gate Capital which, based on the initial conversion ratio, gives that affiliate the right to purchase up to 13.5 million shares of the Company’s common stock. The Series B Preferred shares have an exercise price initially equal to $1.75 per share of the Company’s underlying common stock. The initial holder of the Series B Preferred is entitled to customary registration rights with respect to the underlying common stock. See Note 9, “Fair Value Measurements – Recurring Fair Value Measurements” for further discussion on the accounting treatment of the Series B Preferred.

Stock-Based Compensation

The Company maintains two stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the “Performance Plan”) and (2) the amended and restated Employee Stock Purchase Plan (the “ESPP”). The types of awards that may be granted under the Performance Plan include stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the Performance Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Plan is determined at the date of grant. Each award expires on a date determined at the date of grant;

however, the maximum term of options and stock appreciation rights under the Performance Plan is ten years after the grant date of the award. As of April 28, 2012, the maximum number of shares of the Company’s common stock that was available for award grants under the Performance Plan was 2.9 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the Performance Plan. The Performance Plan will terminate on March 22, 2015, unless terminated earlier by the Company’s Board of Directors.

Stock Options

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718, Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its stock-based compensation expense. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized during the vesting period. The expected term of options granted is derived primarily from historical data on employee exercises adjusted for expected changes to option terms, if any. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s common stock. The Company records stock-based compensation expense using the straight-line method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. The Company’s stock-based compensation expense resulted from awards of stock options, restricted stock, and stock appreciation rights, as well as from shares purchased under the ESPP.

The fair value of the Company’s stock-based compensation activity was determined using the following weighted- average assumptions:

	For the First Quarter Ended
	April 28, 2012		April 30, 2011
	Stock Options	ESPP	Stock Options	ESPP
Expected life	4 years	0.5 years	4 years	0.5 years
Expected volatility	87%	87%	83%	60%
Risk-free interest rate	0.92%	0.65%	1.6%	0.29%
Expected dividends	$—	$—	$—	$—

Under the Company’s stock option plans, incentive and nonqualified options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. A summary of stock option (incentive and nonqualified) activity for the first quarter of fiscal 2012 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000s)
Outstanding at January 28, 2012	2,990,501	$6.61
Granted	14,000	1.77
Exercised	—	—
Forfeited or expired	(240,734)	13.70

Outstanding at April 28, 2012	2,763,767	$5.97	4.2	$6

Vested and expected to vest at April 28, 2012	2,530,519	$6.17	4.1	$5

Exercisable at April 28, 2012	1,378,036	$8.07	3.5	$3

The weighted-average grant-date fair value per share of options granted during the first quarter of fiscal 2012 and 2011 was $1.77 and $3.55, respectively. There were no stock options exercised during the first quarter of 2012 and 2011.

Restricted Stock Awards

A summary of restricted stock awards activity under the Company’s 2005 Plan for the first quarter of fiscal 2012 is presented in the following table. Except as described below, such restricted stock awards contain a time-based restriction as to vesting. These awards generally vest over four years with 25% of the grant vesting each year on the anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 28, 2012	765,523	$3.91
Granted	2,112,532	1.77
Vested	(162,461)	4.47
Forfeited or expired	(93,236)	4.14

Outstanding at April 28, 2012	2,622,358	$2.27

Included in the number of restricted stock awards granted during the first quarter of fiscal 2012 are 675,000 shares which only vest upon the achievement of certain performance-based financial targets.

The weighted-average grant-date fair value per share of restricted stock awards granted during the first quarter of 2012 and 2011 was $1.77 and $3.55, respectively. The total fair value of awards vested during the first quarter of 2012 and 2011 was $0.3 million each.

Restricted Stock Units

A summary of restricted stock units activity under the Company’s 2005 Plan for the first quarter of fiscal 2012 is presented below. Restricted stock units contain a time-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 28, 2012	150,000	$3.19
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Outstanding at April 28, 2012	150,000	$3.19

Stock-based compensation expense related to nonvested stock options, restricted stock awards and restricted stock units recognized in the first quarter of fiscal 2012 and 2011, was $0.8 million and $0.9 million, respectively.

At April 28, 2012, the Company had approximately $4.5 million of compensation cost related to nonvested stock options, restricted stock awards and restricted stock units not yet recognized. This unearned compensation expense is expected to be recognized over a weighted-average period of approximately 2.8 years.

Employee Stock Purchase Plan (“ESPP”)

The Company’s ESPP, provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each six-month purchasing period, whichever is lower. The ESPP covers substantially all employees who have three months of service with the Company, excluding senior executives. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

During the first quarters of fiscal 2012 and 2011, the Company issued 104,435, and 84,232 shares at an average price of $1.58 and $2.92, respectively, under the ESPP.

9. FAIR VALUE MEASUREMENTS

The Company measures its financial assets and liabilities at fair value on a recurring basis and measures its nonfinancial assets and liabilities at fair value as required or permitted.

Fair value is defined as the price that would be received pursuant to the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. In order to determine the fair value of certain assets and liabilities, the Company applies the three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the

Company’s assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. The hierarchy is as follows:

•	Level 1 — quoted prices for identical instruments in active markets.

•	Level 2 — inputs other than Level 1 inputs, which are observable either directly or indirectly.

•	Level 3 — unobservable inputs.

Level 3 assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may result in a significantly lower or higher fair value measurement.

Recurring Fair Value Measurements

Derivative Liability

The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions:

	April 28, 2012	January 28. 2012
Conversion price	$1.75	$1.75
Expected volatility	65%	64%
Expected term (in years)	9.6	10.0
Risk free interest rate	1.96%	1.93%
Expected dividends	$—	$—

The following table presents the activity recorded for the derivative liability during the reporting periods:

	April 28, 2012	January 28. 2012
	(In thousands)
Beginning balance	$20,076	$—
Issuance of Series B Preferred Stock	—	15,037
(Gain) loss on change in fair value	(6,333)	5,039

Ending balance	$13,743	$20,076

The derivative liability is included in other current liabilities in the accompanying consolidated balance sheet. Changes in the fair value of the derivative liability are included in gain on derivative liability in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Operations.

Money Market Funds

As of April 28, 2012, and January 28, 2012, the Company had approximately $15.0 million and $19.8 million held in money market funds, respectively. The fair value of money market funds is determined based on Level 1 inputs which consist of quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. Money market funds are included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet.

Non-Recurring Fair Value Measurements

On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs including, but not limited to, moderate comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During the first quarters of fiscal 2012 and 2011 the Company recorded $1.5 million and $2.4 million of impairment charges, respectively, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.

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

Phillip Gleason, on behalf of himself and others similarly situated vs. Pacific Sunwear of California, Inc., Superior Court of California, County of Los Angeles, Case No. 457654. On March 21, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. On May 25, 2012, the Company settled Mr. Gleason’s claims for a nominal sum and the complaint will be dismissed.

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

The Company is also involved from time to time in other litigation incidental to its business. The Company believes that the outcome of current litigation will not likely have a material adverse effect on its results of operations or financial condition and, from time to time, the Company may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have a material adverse effect on the Company’s operating results.

Indemnities, Commitments and Guarantees

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

Letters of Credit

The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $26 million outstanding at April 28, 2012, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

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

12. DISCONTINUED OPERATIONS

In accordance with ASC 205, “Presentation of Financial Statements- Discontinued Operations” (“ASC 205”), the Company has presented the results of operations of its closed stores as discontinued operations for all periods presented. During the first quarters of fiscal 2012 and 2011, the Company closed five and 25 underperforming stores, respectively. If the cash flow of the closed store was determined not to be significant to ongoing operations, and the cash inflows of nearby stores were not expected to increase significantly, the results of operations of the closed store are included in discontinued operations. The following table details the operating results included in discontinued operations for the period presented:

April 30, 2011
Net sales	$13,873
Cost of goods sold, including buying, distribution and occupancy costs	11,576

Gross margin	2,297
Selling, general and administrative expenses	5,185

Operating loss	(2,888)
Income taxes	74

Net loss from discontinued operations	$(2,814)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Report.

Cautionary Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 28, 2012 (our “Annual Report”), as amended by Amendment No. 1 to our Annual Report, filed April 10, 2012 (our Annual Report, as amended, our “2011 Annual Report”), we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this Report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

•	our capital expenditure plans for fiscal 2012;

•	potential recording of noncash impairment charges for underperforming stores in future quarters; and

•	increases in product sourcing costs.

All forward-looking statements included in this Report are based on information available to us as of the date hereof, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See Item 1A, Risk Factors, in our 2011 Annual Report, which are hereby incorporated by reference in this Report for a discussion of these risks and uncertainties. We assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.

Executive Overview

We consider the following items to be key indicators in evaluating our performance:

Comparable (or “same-store”) sales

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

Net merchandise margin

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

Cash flow and liquidity (working capital)

We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on current forecasts and plans for the year, we believe that cash flows from operating activities, working capital, borrowing availability under the New Credit Facility, and cash on hand resulting from the closing of the Term Loan will be sufficient to meet our operating and capital expenditure needs for the next twelve months. However, if we were to experience same-store sales declines similar to those which occurred in fiscal 2010 and 2009, we may have to access most, if not all, of the New Credit Facility and potentially require other sources of financing to fund our operations, which might not be available. For a discussion of the changes in our operating cash flows and working capital, see “Liquidity and Capital Resources” in this section.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Annual Report.

Results of Operations

Continuing Operations

The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal years indicated. The table excludes discontinued operations and the discussion that follows should be read in conjunction with the table:

	For the First Quarter Ended
	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	76.4	80.7

Gross margin	23.6	19.3
Selling, general and administrative expenses	34.1	35.5

Operating loss	(10.5)	(16.2)
Gain on derivative liability	(3.6)	—
Other expense, net	1.9	0.3

Loss before income taxes	(8.8)	(16.5)
Income taxes	(0.2)	(0.2)

Net loss from continuing operations	(9.0)%	(16.7)%

The first quarter ended April 28, 2012 as compared to the first quarter ended April 30, 2011

Net Sales

Net sales increased to $174 million for the first quarter of fiscal 2012 from $172 million for the first quarter of fiscal 2011. The components of this $2 million increase in net sales are as follows:

$ millions	Attributable to
$1

1% increase in comparable store net sales in the first quarter of fiscal 2012. The increase was due to an increase in average sales transactions of 6%, partially offset by a decrease in the total transactions of 5%.

1	Increase in other non-comparable sales including sales from expanded or relocated stores not yet included in the comparable store base and bulk sales.

$2	Total

For the first quarter of 2012, comparable store net sales of Women’s and Men’s increased 1%, marking the first time both genders achieved positive comparable store net sales in the same quarter since fiscal 2005. The increase in Women’s was driven by increases in skirts, shorts, wovens, and denim, partially offset by decreases in sales of Women’s tank tops, dresses and short sleeved knits compared to the first quarter of fiscal 2011. The increase in Men’s was attributable to increases in denim, knits, shorts, and footwear, partially offset by decreases in sales of Men’s accessories and swimwear compared to the first quarter of fiscal 2011. Apparel represented 86% of total Women’s sales for the first quarter of fiscal 2012 versus 87% in the first quarter of fiscal 2011, while Men’s apparel was flat at 84% of total Men’s sales for the first quarters of fiscal 2012 and fiscal 2011. Total accessories and footwear represented a combined 15% of total sales for both the first quarter of fiscal 2012 and the first quarter of fiscal 2011. In addition, same-store sales transactions decreased 5% from 4.1 million in the first quarter of fiscal 2011 to 3.9 million in the first quarter of fiscal 2012.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, was $41 million for the first quarter of fiscal 2012 versus $33 million for the first quarter of fiscal 2011. As a percentage of net sales, gross margin was 23.6% for the first quarter of fiscal 2012 compared to 19.3% for the first quarter of fiscal 2011. The components of this 4.3% increase in gross margin as a percentage of net sales were as follows:

%	Attributable to
1.6

Increase in merchandise margin to 51.0% in the first quarter of fiscal 2012 from 49.4% in the first quarter of fiscal 2011, primarily due to an increase in initial markups and a decrease in promotions.

2.2

Leveraging of occupancy costs as a result of the 1% same-store sales increase for the first quarter of fiscal 2012 discussed above. The reduction in rent and common area maintenance charges resulted in an increase of 1.7% as compared to the prior year, while lower repairs and maintenance and fixtures charges resulted in the remaining increase of 0.5%.

0.4	Decrease in buying and distribution costs to $6 million in the first quarter of fiscal 2012 compared to $7 million in the first quarter of fiscal 2011.
0.1	Decrease in all other gross margin costs as a percentage of sales.

4.3	Total

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased to $59 million for the first quarter of fiscal 2012 from $61 million for the first quarter of fiscal 2011, a decrease of $2 million, or 2.8%. These expenses decreased to 34.1% as a percentage of net sales in the first quarter of fiscal 2012 from 35.5% in the first quarter of fiscal 2011. The components of this 1.4% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
0.8

Increase in store payroll and payroll-related expenses as a percentage of net sales. Payroll expense, inclusive of bonus accrual, increased $2 million to $37 million in the first quarter of fiscal 2012 from $35 million in the first quarter of fiscal 2011.

(1.1)	Decrease in depreciation expense to $8 million in the first quarter of fiscal 2012 from $10 million in the first quarter of fiscal 2011.
(0.3)	Decrease in noncash asset impairment charges and store closure related charges to $1 million in the first quarter of fiscal 2012 from $2 million in the first quarter of fiscal 2011.
(0.8)

Decrease in all other SG&A expenses as a percentage of sales. Other SG&A decrease $1 million to $13 million in the first quarter of fiscal 2012 from $14 million in the first quarter of fiscal 2011, primarily due to a decrease in consulting expenses.

(1.4)	Total

We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges of approximately $2 million during the first fiscal quarters of 2012 and 2011 to write-down the carrying value of certain long-lived store assets to their estimated fair values. During the first fiscal quarters of 2012 and 2011, we tested 119 and 204 stores for impairment and recorded impairment charges related to 25 and 42 of these stores, respectively. The decrease in the number of stores tested for impairment year-over-year was primarily related to our recent closure of certain underperforming stores. In addition, based on historical operating performance and the projected outlook for these stores, we believe that the remaining asset value of approximately $12 million as of April 28, 2012, is recoverable.

Gain on Derivative Liability

We recorded a $6.3 million fair market adjustment related to the derivative liability. See Note 9 to the Condensed Consolidated Financial Statements “Fair Value Measurements – Recurring Fair Value Measurements-Derivative Liability” for further discussion on the derivative liability.

Other Expense, Net

Other expense was $3.3 million and $0.5 million for the first fiscal quarter of 2012 and 2011, respectively, primarily related to interest expense associated with the Term Loan described in Note 6 to the Condensed Consolidated Financial Statements.

Income Taxes

We recognized income tax expense of $0.4 during each of the first quarters of fiscal 2012 and 2011. For fiscal 2012, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 7 to the Condensed Consolidated Financial Statements.

Net Loss from Continuing Operations

Our net loss from continuing operations for the first quarter of fiscal 2012 was $16 million, or $(0.23) per share, versus a net loss from continuing operations of $29 million, or $(0.43) per share, for the first quarter of fiscal 2011.

Liquidity and Capital Resources

We have historically financed our operations primarily from internally generated cash flow and with short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. Based on current forecasts and plans for the year, we believe that cash flows from operating activities, working capital, borrowing availability under the New Credit Facility, and cash on hand resulting from the closing of the Term Loan will be sufficient to meet our operating and capital expenditure needs for the next twelve months. However, if we were to experience same-store sales declines similar to those which occurred in fiscal 2010 and 2009, we may be required to access most, if not all, of the New Credit Facility and potentially require other sources of financing to fund our operations, which might not be available.

	For the First Quarters Ended
	April 28, 2012	April 30, 2011
	(In thousands)
Net cash used in operating activities	$(31,357)	$(35,242)
Net cash provided by (used in) investing activities	4,228	(3,560)
Net cash used in financing activities	(1,582)	(203)

Net decrease in cash and cash equivalents	$(28,711)	$(39,005)

Operating Cash Flows

Net cash used in operating activities for the first quarter of fiscal 2012 was $31 million. We used $10 million of cash in operations (net income, net of non-cash charges). In addition, cash decreased $20 million from changes in working capital items (primarily merchandise inventories of $15 million) and $4 million due to changes in other assets and liabilities.

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

Working Capital

Working capital at April 28, 2012, was $52 million compared to $62 million at January 28, 2012. The changes in working capital were as follows:

$ millions	Description
$62	Working capital at January 28, 2012
(29)	Decrease in cash and cash equivalents.
15	Increase in merchandise inventories, net of accounts payable, from fiscal year end due to planned receipt flows.
4	Decrease in other current liabilities.

$52	Working capital at April 28, 2012

Investing Cash Flows

Net cash provided by investing activities in the first quarter of fiscal 2012 was $4 million compared to $4 million used in investing activities for the first quarter of fiscal 2011, an increase in cash provided of $8 million. Investing cash outflows for the first quarters of fiscal 2012 and 2011 were comprised primarily of capital expenditures for refreshing existing stores and information technology investments at the store level. We expect total capital expenditures for fiscal 2012 to be approximately $15 to $20 million. Investing cash inflows of $8 million in the first quarter of fiscal 2012 are related to the receipt of restricted cash that was used as collateral to fund letters of credit outstanding under the Former Credit Facility.

Financing Cash Flows

Net cash used in financing activities in the first quarter of fiscal 2012 was $1.6 million compared to $0.2 million for the first quarter of fiscal 2011. The primary source of financing cash outflows in fiscal 2012 was principal payments under the New Credit Facility of $1.3 million. The primary driver of financing cash outflows in fiscal 2011 was payments for mortgage borrowing costs.

New Credit Facility

Information regarding the New Credit Facility is contained in Note 6 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Term Loan

Information regarding the Term Loan is contained in Note 6 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Mortgage Transactions

Information regarding our mortgage debt is contained in Note 6 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Contractual Obligations

We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At April 28, 2012, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations	$392	$78	$139	$92	$83
Term loan	105	3	8	94	—
Mortgage debt	29	<1	1	1	26
Letters of credit	26	26	—	—	—
Guaranteed minimum royalties	3	1	2	—	—
Capital lease obligations	4	1	1	2	—

Total	$559	$110	$151	$189	$109

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for the first quarters of fiscal 2012 and fiscal 2011 were approximately $34 million and $40 million, respectively. Total CAM expenses may continue to fluctuate significantly from year-to-year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases can be found below under the caption “Operating Leases.”

Obligations under our Executive Deferred Compensation Plan are equal to approximately $2 million as of April 28, 2012 and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.

Operating Leases

We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2023. Many of our retail store leases require us to pay CAM charges, insurance and property taxes. In addition, many of our retail store leases require us to pay percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, some of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed $1 million or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, we are not required to make payments to our landlords in order to exercise our cancellation rights under these provisions. We are planning to close approximately 100 stores in the fourth quarter of fiscal 2012. The New Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the closure of such stores. None of our retail store leases contain purchase options.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers in certain circumstances.

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

Inflation

We do not believe that inflation has had a material effect on our results of operations in the recent past, including the first quarter of fiscal 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to interest rate risk in connection with the New Credit Facility. Generally, direct borrowings under the New Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR rate, plus 1.50% (1.74% at April 28, 2012). See Note 6 to the Condensed Consolidated Financial Statements.

A sensitivity analysis was performed with respect to the New Credit Facility to determine the impact of unfavorable changes in interest rates on our cash flows. The sensitivity analysis determined that the estimated potential cash flow impact would be less than $10,000 in additional interest expense (for each $1 million borrowed) if interest rates were to increase by 10% over a three-month period. Actual interest charges incurred may differ from those estimated because of changes or differences in market rates, differences in amounts borrowed, timing and other factors.

We are exposed to market risks related to fluctuations in the market price of our common stock. The derivative liability associated with the Series B Preferred is recorded at fair value using an options pricing model which is dependent on the market price of our common stock. Changes in the value of the derivative are included as a component of earnings in current operations. A sensitivity analysis was performed with respect to the Series B Preferred to determine the impact of fluctuations in the market price of our common stock. The sensitivity analysis determined that the impact of a market price fluctuation of 10% would change the fair value of the derivative liability by approximately $2 million. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of our derivative liability and valuation thereof.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule

13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 28, 2012.

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information on legal proceedings see “Litigation” within Note 10 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

We have included in Part I, Item 1A of our 2011 Annual Report descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). We believe there are no material changes from the disclosure provided in our 2011 Annual Report with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Filing Date

3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04

3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98

3.3	Fifth Amended and Restated Bylaws of the Company	8-K	4/3/09

3.4	Certificate of Determination of Preferences of Convertible Series B Preferred Stock of the Company.	8-K	12/7/11

31.1+	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1+	Supplemental Quarterly Financial Data

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
**	These interactive files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)

Date: June 6, 2012	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 6, 2012	By:	/s/ MICHAEL W. KAPLAN
Michael W. Kaplan
Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)