Form 10-Q/A
period 2012-07-28
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2012-08-31
CIK 874841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Pacific Sunwear of California, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (this “Amendment”) for the fiscal period ended July 28, 2012, originally filed on August 30, 2012 (the “Original Form 10-Q”), solely to correct a portion of the rendering of our XBRL Interactive Data File. Specifically, we are correcting the rendering of our Condensed Consolidated Statements of Operations and Comprehensive Operations.

No other changes have been made to the Original Form 10-Q, other than those described above. This Amendment does not reflect subsequent events that may have occurred after the filing date of the Original Form 10-Q or modify or update in any way disclosures made in the Original Form 10-Q, except as set forth in this Form 10-Q/A, and should be read in conjunction with the Original Form 10-Q.

ITEM 6. EXHIBITS

Exhibit #	Exhibit Description

31.1+	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Previously filed as exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012.
++	Previously furnished as exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012.
**	These interactive files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)

Date: August 31, 2012	By:	/s/ MICHAEL W. KAPLAN
Michael W. Kaplan
Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

3