Form 10-Q
period 2012-10-27
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2012-12-04
CIK 874841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 27, 2012

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

On November 29, 2012, the registrant had 67,965,230 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-Q

For the Quarter Ended October 27, 2012

Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets—October 27, 2012 and January 28, 2012	3
Condensed Consolidated Statements of Operations and Comprehensive Operations—Third quarter (13 weeks) and three quarters (39 weeks) ended October 27, 2012 and October 29, 2011, respectively	4
Condensed Consolidated Statements of Cash Flows—Three quarters (39 weeks) ended October 27, 2012 and October 29, 2011, respectively	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
SIGNATURE PAGE	26
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	October 27, 2012	January 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,809	$50,306
Restricted cash	305	8,593
Merchandise inventories	137,347	88,740
Prepaid expenses	17,208	15,506
Other current assets	3,473	6,272

Total current assets	182,142	169,417
Property and equipment, net	131,217	149,716
Deferred income taxes	6,643	6,643
Other assets	27,982	29,355

TOTAL ASSETS	$347,984	$355,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$67,336	$38,914
Other current liabilities	65,097	68,369

Total current liabilities	132,433	107,283
LONG-TERM LIABILITIES:
Deferred lease incentives	15,427	17,681
Deferred rent	16,316	16,602
Long-term debt	74,645	73,910
Other long-term liabilities	25,832	26,558

Total long-term liabilities	132,220	134,751
Commitments and contingencies (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 issued and outstanding	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 67,957,891 and 67,511,468 shares issued and outstanding, respectively	680	675
Additional paid-in capital	19,208	16,766
Retained earnings	63,443	95,656

Total shareholders’ equity	83,331	113,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$347,984	$355,131

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS

(Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	For the Third Quarter Ended		For the Three Quarters Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$228,434	$226,786	$612,563	$599,582
Cost of goods sold, including buying, distribution and occupancy costs	167,607	171,407	452,951	463,674

Gross margin	60,827	55,379	159,612	135,908
Selling, general and administrative expenses	62,082	68,414	184,855	193,211

Operating loss	(1,255)	(13,035)	(25,243)	(57,303)
Gain on derivative liability	(5,558)	—	(3,672)	—
Other expense, net	3,244	1,178	10,008	2,292

Income (loss) from continuing operations before income taxes	1,059	(14,213)	(31,579)	(59,595)
Income tax expense (benefit)	111	(200)	634	526

Income (loss) from continuing operations	948	(14,013)	(32,213)	(60,121)
Loss from discontinued operations, net of income taxes	—	(3,589)	—	(8,209)

Net income (loss)	$948	$(17,602)	$(32,213)	$(68,330)

Comprehensive income (loss)	$948	$(17,602)	$(32,213)	$(68,330)

Income (loss) from continuing operations per share:
Basic	$0.01	$(0.21)	$(0.48)	$(0.91)

Diluted	$0.01	$(0.21)	$(0.48)	$(0.91)

Loss from discontinued operations per share:
Basic	$—	$(0.05)	$—	$(0.12)

Diluted	$—	$(0.05)	$—	$(0.12)

Net income (loss) per share:
Basic	$0.01	$(0.26)	$(0.48)	$(1.03)

Diluted	$0.01	$(0.26)	$(0.48)	$(1.03)

Weighted-average shares outstanding:
Basic	67,913,832	66,855,443	67,745,718	66,467,688

Diluted	71,359,957	66,855,443	67,745,718	66,467,688

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, All Amounts in Thousands)

	For the Three Quarters Ended
	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,213)	$(68,330)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	25,915	32,758
Asset impairment	4,073	12,829
Loss on disposal of property and equipment	225	161
Gain on derivative liability	(3,672)	—
Amortization of debt discount	1,163	—
Non-cash stock-based compensation	2,114	2,524
Change in operating assets and liabilities:
Merchandise inventories	(48,607)	(56,548)
Other current assets	788	(7,298)
Other assets	1,374	518
Accounts payable	28,422	48,544
Other current liabilities	1,764	(3,361)
Deferred lease incentives	(2,254)	(6,070)
Deferred rent	(286)	(1,163)
Other long-term liabilities	(427)	174

Net cash used in operating activities	(21,621)	(45,262)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,037)	(10,165)
Restricted cash	8,288	—
Proceeds from insurance settlement	653	300

Net cash used in investing activities	(3,096)	(9,865)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for credit facility borrowings	(1,254)	—
Principal payments under mortgage borrowings	(401)	(375)
Principal payments under capital leases	(511)	(241)
Proceeds from exercise of stock options	386	313

Net cash used in financing activities	(1,780)	(303)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,497)	(55,430)
CASH AND CASH EQUIVALENTS, beginning of period	50,306	63,710

CASH AND CASH EQUIVALENTS, end of period	$23,809	$8,280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,473	$1,745
Cash paid for income taxes	$488	$991
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at period end	$89	$1,388
Shares issued in connection with lease modifications	$—	$1,585
Capital lease borrowings for property and equipment	$111	$470

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of October 27, 2012, the Company leased and operated 722 stores in each of the 50 states and Puerto Rico.

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

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the Company’s fiscal quarter ended October 27, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013 (“fiscal 2012”).

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

	For the Third Quarter Ended		For the Three Quarters Ended
	(In thousands)
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Impairment charges from continuing operations	$533	$4,457	$3,164	$9,575
Impairment charges from discontinued operations	—	2,588	—	3,254

Total impairment charges	$533	$7,045	$3,164	$12,829

	October 27, 2012	October 29, 2011
	(In thousands)
Carrying value of assets tested for impairment	$6,726	$24,845

Carrying value of assets with impairment	$1,023	$8,939

Fair value of assets impaired	$490	$1,894

Number of stores tested for impairment	101	221

Number of stores with impairment	17	64

The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $0.5 million and $7.0 million, respectively, during the quarters ended October 27, 2012 and October 29, 2011 and $3.2 million and $12.8 million, respectively, during the first three quarters ended October 27, 2012 and October 29, 2011. The decrease in the number of stores tested for impairment year-over-year was primarily related to the Company’s recent closure of certain underperforming stores. Based on historical operating performance and the projected outlook for these stores, the Company believes that the remaining asset value of approximately $6 million, as of October 27, 2012, is recoverable. Additionally, the Company wrote off approximately $0.9 million of excess store fixtures in the first three quarters of fiscal 2012.

5. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	October 27, 2012	January 28, 2012
	(In thousands)
Derivative liability	$16,404	$20,076
Accrued gift cards	7,198	10,776
Accrued compensation and benefits	14,538	10,687
Sales taxes payable	3,279	3,983
Deferred tax liability	2,201	2,201
Accrued capital expenditures	1,192	1,281
Other	20,285	19,365

Total other current liabilities	$65,097	$68,369

As disclosed in Note 8, the Company issued 1,000 shares of its Convertible Series B Preferred Stock (the “Series B Preferred”) in connection with the five-year, $60 million senior secured term loan (the “Term Loan”), funded by an affiliate of Golden Gate Capital. The fair value of the Series B Preferred at issuance was approximately $15.0 million which was recorded as a derivative liability. As of October 27, 2012, the fair value of the derivative liability was approximately $16.4 million. See Note 9, “Fair Value Measurements – Recurring Fair Value Measurements” for further discussion on the derivative liability.

6. DEBT

Credit Facility

On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “New Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (the “Former Credit Facility”). Borrowings under the New Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate (as defined in the New Credit Facility, 4.0% as of October 27, 2012). Extensions of credit under the New Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The New Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The New Credit Facility is secured by liens and security interests with (a) a first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) a second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The New Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The New Credit Facility is scheduled to mature on December 7, 2016. Based on current forecasts, the Company believes that cash flows from operating activities, working capital, borrowing availability under the New Credit Facility, and cash on hand resulting from the closing of the Term Loan and the two mortgage transactions discussed below will be sufficient to meet its operating and capital expenditure needs for the next twelve months. However, if the Company were to experience same-store sales declines similar to those that occurred in fiscal 2010 and 2009, it may be required to access most, if not all, of the New Credit Facility and would potentially require other sources of financing to fund its operations, which sources might not be available. At October 27, 2012, the Company had no direct borrowings and $26 million in letters of credit outstanding under the New Credit Facility. The remaining availability under the New Credit Facility at October 27, 2012 was $48 million. The Company is not subject to any financial covenant restrictions under the New Credit Facility.

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

The Company recorded interest expense of $3.2 million and $1.2 million during the third quarter of fiscal 2012 and 2011, respectively, and $10.0 million and $2.3 million during the first three quarters of fiscal 2012 and 2011, respectively.

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

The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the quarter ended October 27, 2012. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be significantly limited.

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

Stock-Based Compensation

The Company maintains two stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the “Performance Plan”) and (2) the amended and restated Employee Stock Purchase Plan (the “ESPP”). The types of awards that may be granted under the Performance Plan include stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the Performance Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the Performance Plan is ten years after the grant date of the award. As of October 27, 2012, the maximum number of shares of the Company’s common stock that was available for award grants under the Performance Plan was 2.3 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the Performance Plan. The Performance Plan will terminate on March 22, 2015, unless terminated earlier by the Company’s Board of Directors.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718, “Stock Compensation” (“ASC 718”). The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its stock options. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized during the vesting period. The expected term of options granted is derived primarily from historical data on employee exercises adjusted for expected changes to option terms, if any. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s common stock. The Company records stock-based compensation expense using the straight-line method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. The Company’s stock-based compensation expense resulted from awards of stock options, restricted stock, and stock appreciation rights, as well as from shares issued under the ESPP.

Stock Options

The fair value of the Company’s stock-based compensation activity was determined using the following weighted- average assumptions:

	For the Three Quarters Ended
	October 27, 2012		October 29, 2011
	Stock Options	ESPP	Stock Options	ESPP
Expected life	4 years	0.5 years	4 years	0.5 years
Expected volatility	87% - 88%	71%	83% - 84%	54%
Risk-free interest rate	0.53% - 0.92%	0.15%	0.67% - 1.61%	0.20%
Expected dividends	$—	$—	$—	$—

Under the Performance Plan, incentive and nonqualified stock options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. A summary of stock option (incentive and nonqualified) activity for the first three quarters of fiscal 2012 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000s)
Outstanding at January 28, 2012	2,990,501	$6.61
Granted	20,500	1.71
Exercised	(143,900)	1.64
Forfeited or expired	(370,549)	12.33

Outstanding at October 27, 2012	2,496,552	$6.02	3.7	$20

Vested and expected to vest at October 27, 2012	2,369,495	$6.14	3.7	$18

Exercisable at October 27, 2012	1,440,601	$7.58	3.2	$12

The weighted-average grant-date fair value per share of options granted during the first three quarters of fiscal 2012 and 2011 was $1.71 and $1.84, respectively. There were 143,900 and 70,825 stock options exercised during the first three quarters of fiscal 2012 and 2011, respectively. The total intrinsic value of options exercised during each of the first three quarters of fiscal 2012 and 2011 was $0.1 million.

Restricted Stock Awards

A summary of service-based restricted stock awards activity under the Performance Plan for the first three quarters of fiscal 2012 is presented in the following table. Except as described below, such restricted stock awards contain a service-based restriction as to vesting. These awards generally vest over four years with 25% of the grant vesting each year on the anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 28, 2012	765,523	$3.91
Granted	1,505,782	1.76
Vested	(185,570)	4.38
Forfeited or expired	(267,511)	3.06

Outstanding at October 27, 2012	1,818,224	$2.21

The weighted-average grant-date fair value per share of service-based restricted stock awards granted during the first three quarters of 2012 and 2011 was $1.76 and $3.51, respectively. The total fair value of awards vested during the first three quarters of fiscal 2012 and 2011 was $0.5 million and $0.9 million, respectively.

During the first three quarters of fiscal 2012, the Company granted 675,000 performance-based restricted stock awards which only vest upon the achievement of certain financial targets. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during the first three quarters of fiscal 2012 was $1.77. There were no performance-based restricted stock awards granted during the first three quarters of fiscal 2011.

Restricted Stock Units

A summary of restricted stock units activity under the Performance Plan for the first three quarters of fiscal 2012 is presented below. Restricted stock units contain a service-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 28, 2012	150,000	$3.19
Granted	125,000	1.57
Vested	(125,000)	3.19
Forfeited or expired	(25,000)	3.19

Outstanding at October 27, 2012	125,000	$1.57

Stock-based compensation expense recognized related to nonvested stock options, restricted stock awards and restricted stock units during each of the third quarters of fiscal 2012 and 2011 was $0.6 million and $0.8 million, respectively, and during the first three quarters of fiscal 2012 and 2011, was $2.1 million and $2.5 million, respectively.

At October 27, 2012, the Company had approximately $3.6 million of stock-based compensation cost related to nonvested stock options, service-based restricted stock awards and restricted stock units expected to be recognized over a weighted-average period of approximately 2.5 years, and $0.5 million of stock-based compensation cost related to certain performance-based restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

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

During the first three quarters of fiscal 2012 and 2011, the Company issued 114,897 and 95,798 shares at an average price of $1.58 and $2.35, respectively, under the ESPP.

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

Recurring Fair Value Measurements

Derivative Liability

The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions:

	October 27, 2012	July 28. 2012
Conversion price	$1.75	$1.75
Expected volatility	66%	66%
Expected term (in years)	9.1	9.3
Risk free interest rate	1.86%	1.58%
Expected dividends	$—	$—

The following table presents the activity recorded for the derivative liability during the first three quarters ended:

October 27, 2012
(In thousands)
Beginning balance as of January 28, 2012	$20,076
Gain on change in fair value	(6,333)

Balance as of April 28, 2012	13,743
Loss on change in fair value	8,219

Balance as of July 28, 2012	$21,962
Gain on change in fair value	(5,558)

Ending balance as of October 27, 2012	$16,404

The derivative liability is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet. Changes in the fair value of the derivative liability are included in (gain) loss on derivative liability in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Operations.

Money Market Funds

As of October 27, 2012, and January 28, 2012, the Company had approximately $10.0 million and $19.8 million held in money market funds, respectively. The fair value of money market funds is determined based on Level 1 inputs which consist of quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. Money market funds are included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet.

Non-Recurring Fair Value Measurements

On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs including, but not limited to, moderate comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During the first three quarters of fiscal 2012 and 2011 the Company recorded $4.1 million and $12.8 million of impairment charges, respectively, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.

10. COMMITMENTS AND CONTINGENCIES

Litigation

Charles Pfeiffer, individually and on behalf of other aggrieved employees vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corp., Superior Court of California, County of Riverside, Case No. 1100527. On January 13, 2011, the plaintiff in this matter filed a lawsuit against the Company under California’s private attorney general act alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. The Company is currently in the discovery phase of this case. As the ultimate outcome of this matter is uncertain no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

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

Letters of Credit

The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $26 million outstanding at October 27, 2012, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

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

12. DISCONTINUED OPERATIONS

In accordance with ASC Topic 205, “Presentation of Financial Statements- Discontinued Operations” (“ASC 205”), the Company has presented the results of operations of its closed stores as discontinued operations for all periods presented. The Company closed 6 and 1 underperforming stores in the third quarter of fiscal 2012 and 2011, respectively, and during the first three quarters of fiscal 2012 and 2011, the Company closed 14 and 32 underperforming stores, respectively. If the cash flow of the closed store was determined not to be significant to ongoing operations, and the cash inflows of nearby stores were not expected to increase significantly, the results of operations of the closed store are included in discontinued operations. The following table details the operating results included in discontinued operations for the periods presented:

	For the Third Quarter Ended October 29, 2011	For the Three Quarters Ended October 29, 2011
Net sales	$15,225	$43,081
Cost of goods sold, including buying, distribution and occupancy costs	11,970	35,386

Gross margin	3,255	7,695
Selling, general and administrative expenses	6,938	16,121

Operating loss	(3,683)	(8,426)
Income tax benefit	94	217

Loss from discontinued operations	$(3,589)	$(8,209)

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

Cautionary Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 28, 2012 (our “Annual Report”), as amended by Amendment No. 1 to our Annual Report, filed April 10, 2012 (our Annual Report, as amended, our “2011 Annual Report”), we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this Report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

•	our capital expenditure plans for fiscal 2012; and

•	potential recording of non-cash impairment charges for underperforming stores in future quarters.

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

Store sales trends

We evaluate store sales trends in assessing the operational performance of our stores. Important store sales trends include average net sales per store, average net sales per square foot and number of transactions.

Cash flow and liquidity (working capital)

We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on current forecasts, we believe that cash flows from operating activities, working capital, borrowing availability under the New Credit Facility, and cash on hand resulting from the closing of the Term Loan will be sufficient to meet our operating and capital expenditure needs for the next twelve months. However, if we were to experience same-store sales declines similar to those which occurred in fiscal 2010 and 2009, we may have to access most, if not all, of the New Credit Facility and potentially require other sources of financing to fund our operations, which sources might not be available. For a discussion of the changes in our operating cash flows and working capital, see “Liquidity and Capital Resources” in this section.

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

Results of Operations

Continuing Operations

The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal years indicated. The table excludes discontinued operations and the discussion that follows should be read in conjunction with the table:

	For the Third Quarter Ended		For the Three Quarters Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	73.4	75.6	73.9	77.3

Gross margin	26.6	24.4	26.1	22.7
Selling, general and administrative expenses	27.2	30.2	30.2	32.2

Operating loss	(0.5)	(5.8)	(4.1)	(9.5)
Gain on derivative liability	(2.4)	—	(0.6)	—
Other expense, net	1.4	0.5	1.6	0.4

Income (loss) before income taxes	0.5	(6.3)	(5.1)	(9.9)
Income tax expense (benefit)	0.0	(0.1)	0.1	0.1

Income (loss) from continuing operations	0.4%	(6.2)%	(5.2)%	(10.0)%

The third quarter (13 weeks) ended October 27, 2012 as compared to the third quarter (13 weeks) ended October 29, 2011

Net Sales

Net sales increased to $228.4 million for the third quarter of fiscal 2012 from $226.8 million for the third quarter of fiscal 2011. The components of this $1.6 million increase in net sales are as follows:

$ millions	Attributable to
$0.6	A 1% increase in comparable store net sales in the third quarter of fiscal 2012 and a 3% increase in average sales transactions, partially offset by a decrease in total transactions of 2%.
1.0	Increase primarily in other non-comparable sales, including sales from expanded, relocated or new stores not yet included in the comparable store base.

$1.6	Total

For the third quarter of fiscal 2012, comparable store net sales of Men’s was flat and Women’s increased 2%, respectively. For Men’s, increased sales of tops and non-apparel were offset by decreases in sales of bottoms, compared to the third quarter of fiscal 2011. The increase in Women’s was primarily driven by higher sales of bottoms and non-apparel, partially offset by decreases in sales of tops, compared to the third quarter of fiscal 2011. Apparel represented 87% of total Women’s sales for the third quarter of fiscal 2012 versus 86% in the third quarter of fiscal 2011, while Men’s apparel represented 86% of total Men’s sales for the third quarter of fiscal 2012 versus 87% in the third quarter of fiscal 2011. Total non-apparel sales represented a combined 14% of total sales for the third quarter of both fiscal 2012 and fiscal 2011. In addition, same-store sales transactions decreased from 4.5 million in the third quarter of fiscal 2011 to 4.4 million in the third quarter of fiscal 2012.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, was $60.8 million for the third quarter of fiscal 2012 versus $55.4 million for the third quarter of fiscal 2011. As a percentage of net sales, gross margin was 26.6% for the third quarter of fiscal 2012 compared to 24.4% for the third quarter of fiscal 2011. The components of this 2.2% increase in gross margin as a percentage of net sales were as follows:

%	Attributable to
1.8

Increase in merchandise margin to 49.0% in the third quarter of fiscal 2012 from 47.2% in the third quarter of fiscal 2011, primarily due to an increase in initial markups and a decrease in promotions, partially offset by a one-time store closure charge of 80 basis points for markdown allowances.

0.1

Leveraging of occupancy costs as a result of the 1% same-store sales increase for the third quarter of fiscal 2012 discussed above and a reduction in rent expense related to negotiations with our landlords.

0.3	Decrease in distribution costs as compared to the third quarter of fiscal 2011.

2.2	Total

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) was $62.1 million for the third quarter of fiscal 2012 compared to $68.4 million for the third quarter of fiscal 2011. These expenses decreased to 27.2% as a percentage of net sales in the third quarter of fiscal 2012 from 30.2% in the third quarter of fiscal 2011. The components of this 3.0% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
0.7

Increase in payroll and payroll-related expenses as a percentage of net sales. Payroll expense increased $2 million to $39 million in the third quarter of fiscal 2012 from $37 million in the third quarter of fiscal 2011 due primarily to an increase in employee benefits.

(0.8)	Decrease in depreciation expense to $8 million in the third quarter of fiscal 2012 from $9 million in the third quarter of fiscal 2011 due primarily to recent store closures.
(1.8)	Decrease in non-cash asset impairment charges and store closure related charges to $1 million in the third quarter of fiscal 2012 from $5 million in the third quarter of fiscal 2011.
(1.1)

Decrease in all other SG&A expenses as a percentage of sales. Other SG&A expenses decreased $2 million to $15 million in the third quarter of fiscal 2012 from $17 million in the third quarter of fiscal 2011, primarily due to the timing of advertising expenses and a decrease in consulting fees.

(3.0)	Total

We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $1 million during the third quarter of fiscal 2012 and approximately $4 million during the third quarter of fiscal 2011 to write-down the carrying value of certain long-lived store assets to their estimated fair values. During the third quarters of fiscal 2012 and 2011, we tested 101 and 221 stores, respectively, for impairment and recorded impairment charges related to 17 and 64 of these stores, respectively. The decrease in the number of stores tested for impairment year-over-year was primarily related to our recent closure of certain underperforming stores. In addition, based on historical operating performance and the projected outlook for these stores, we believe that the remaining asset value of approximately $6 million as of October 27, 2012, is recoverable.

Gain on Derivative Liability

We recorded a fair market adjustment of approximately $6 million related to the derivative liability in the third quarter of fiscal 2012. See Note 9 to the Condensed Consolidated Financial Statements “Fair Value Measurements – Recurring Fair Value Measurements-Derivative Liability” for further discussion on the derivative liability.

Other Expense, Net

Other expense, net, was approximately $3 million and $1 million for the third quarters of fiscal 2012 and 2011, respectively. The increase in other expense, net, from fiscal 2011 to fiscal 2012 is primarily related to interest expense associated with the Term Loan described in Note 6 to the Condensed Consolidated Financial Statements.

Income Taxes

We recognized income tax expense of $0.1 million and an income tax benefit of $0.2 million for the third quarter of fiscal 2012 and 2011, respectively. For fiscal 2012, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 7 to the Condensed Consolidated Financial Statements.

Income (loss) from Continuing Operations

Our income from continuing operations for the third quarter of fiscal 2012 was approximately $1 million, or $0.01 per diluted share, versus a loss from continuing operations of approximately $14 million, or $(0.21) per diluted share, for the third quarter of fiscal 2011. Income for the third quarter of fiscal 2012 included a gain on the derivative liability of approximately $6 million as discussed in Note 9 to the Condensed Consolidated Financial Statements.

The first three quarters (39 weeks) ended October 27, 2012 as compared to the first three quarters (39 weeks) ended October 29, 2011

Net Sales

Net sales increased to $612.6 million for the first three quarters of fiscal 2012 from $599.6 million for the first three quarters of fiscal 2011. The components of this $13.0 million increase in net sales are as follows:

$ millions	Attributable to
$10.2	A 2% increase in comparable store net sales in the first three quarters of fiscal 2012 and an increase in average sales transactions of 5%, partially offset by a decrease in total transactions of 3%.
2.8	Increase primarily in other non-comparable sales, including sales from expanded, relocated or new stores not yet included in the comparable store base.

$13.0	Total

For the first three quarters of fiscal 2012, comparable store net sales of Men’s and Women’s increased 3% and 2%, respectively. The increase in Men’s was attributable to increases in sales of bottoms and non-apparel, compared to the first three quarters of fiscal 2011. The increase in Women’s was driven by increases in sales of bottoms and non-apparel, partially offset by decreases in sales of tops, compared to the first three quarters of fiscal 2011. Apparel represented 85% of total Men’s sales for the first three quarters of fiscal 2012 versus 86% in the first three quarters of fiscal 2011, while Women’s apparel was flat at 86% of total Women’s sales for the first three quarters of fiscal 2012 and fiscal 2011. Total non-apparel sales represented a combined 15% of total sales for the first three quarters of fiscal 2012 and 14% of total sales for the first three quarters of fiscal 2011. Same-store sales transactions decreased from 13.3 million in the first three quarters of fiscal 2011 to 12.9 million in the first three quarters of fiscal 2012.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, was $159.6 million for the first three quarters of fiscal 2012 versus $135.9 million for the first three quarters of fiscal 2011. As a percentage of net sales, gross margin was 26.1% for the first three quarters of fiscal 2012 compared to 22.7% for the first three quarters of fiscal 2011. The components of this 3.4% increase in gross margin as a percentage of net sales were as follows:

%	Attributable to
2.0

Increase in merchandise margin to 50.4% in the first three quarters of fiscal 2012 from 48.4% in the first three quarters of fiscal 2011, primarily due to an increase in initial markups and a decrease in promotions, partially offset by a one-time store closure charge of 30 basis points for markdown allowances.

1.0

Leveraging of occupancy costs as a result of the 2% same-store sales increase for the first three quarters of fiscal 2012 discussed above and a reduction in rent expense related to negotiations with our landlords.

0.4	Decrease in distribution costs as compared to the third quarter of fiscal 2011.

3.4	Total

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased to $184.9 million for the first three quarters of fiscal 2012 from $193.2 million for the first three quarters of fiscal 2011, a decrease of $8.3 million, or 4.3%. These expenses decreased to 30.2% as a percentage of net sales in the first three quarters of fiscal 2012 from 32.2% in the first three quarters of fiscal 2011. The components of this 2.0% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
0.8

Increase in payroll and payroll-related expenses as a percentage of net sales. Payroll expense increased $7 million to $115 million in the first three quarters of fiscal 2012 from $108 million in the first three quarters of fiscal 2011, primarily due to an increase in employee benefits.

(0.8)	Decrease in depreciation expense to $25 million in the first three quarters of fiscal 2012 from $29 million in the first three quarters of fiscal 2011 due primarily to recent store closures.
(1.0)	Decrease in non-cash asset impairment charges and store closure related charges to $4 million in the first three quarters of fiscal 2012 from $10 million in the first three quarters of fiscal 2011.
(1.0)

Decrease in all other SG&A expenses as a percentage of sales. Other SG&A decreased $5 million to $42 million in the first three quarters of fiscal 2012 from $47 million in the first three quarters of fiscal 2011, primarily due to a decrease in consulting costs and credit card processing fees, as well as the timing of advertising expenses.

(2.0)	Total

We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $3 million and $10 million during the first three quarters of fiscal 2012 and 2011, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values. Additionally, the Company wrote off approximately $0.9 million of excess store fixtures in the first three quarters of fiscal 2012.

Loss on Derivative Liability

We recorded a fair market adjustment of approximately $4 million related to the derivative liability in the first three quarters of fiscal 2012. See Note 9 to the Condensed Consolidated Financial Statements “Fair Value Measurements – Recurring Fair Value Measurements-Derivative Liability” for further discussion on the derivative liability.

Other Expense, Net

Other expense, net, was approximately $10 million and $2 million for the first three quarters of fiscal 2012 and 2011, respectively. The increase in other expense, net, from fiscal 2011 to fiscal 2012 was primarily related to interest expense associated with the Term Loan described in Note 6 to the Condensed Consolidated Financial Statements.

Income Taxes

We recognized income tax expense of $0.6 million and $0.5 million for the first three quarters of fiscal 2012 and 2011, respectively. For fiscal 2012, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 7 to the Condensed Consolidated Financial Statements.

Loss from Continuing Operations

Our loss from continuing operations for the first three quarters of fiscal 2012 was approximately $32 million, or $(0.48) per diluted share, versus a loss from continuing operations of approximately $60 million, or $(0.91) per diluted share, for the first three quarters of fiscal 2011.

Liquidity and Capital Resources

We have historically financed our operations primarily from internally generated cash flow and with short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. Based on current forecasts, we believe that cash flows from operating activities, working capital, borrowing availability under the New Credit Facility, and cash on hand resulting from the closing of the Term Loan will be sufficient to meet our operating and capital expenditure needs for the next twelve months. However, if we were to experience same-store sales declines similar to those which occurred in fiscal 2010 and 2009, we may be required to access most, if not all, of the New Credit Facility and potentially require other sources of financing to fund our operations, which sources might not be available.

	For the Three Quarters Ended
	October 27, 2012	October 29, 2011
	(In thousands)
Net cash used in operating activities	$(21,621)	$(45,262)
Net cash used in investing activities	(3,096)	(9,865)
Net cash used in financing activities	(1,780)	(303)

Net decrease in cash and cash equivalents	$(26,497)	$(55,430)

Operating Cash Flows

Net cash used in operating activities in the first three quarters of fiscal 2012 was $21.6 million, compared to $45.3 million for the first three quarters of fiscal 2011. This decrease of $23.7 million was due primarily to higher sales and improved gross margins in the current fiscal year. Our primary use of cash in the first three quarters of fiscal 2012 and 2011 was to purchase merchandise inventories, and was partially offset by increases in accounts payable. Such increases resulted from the seasonal variation between the ramp up for the holiday season and the annual low point for inventories at the end of our fiscal year. Non-cash adjustments to reconcile our net loss to net cash used in operating activities was approximately $30 million in the first three quarters of fiscal 2012 and $48 million in fiscal 2011, respectively, and were primarily related to depreciation expense and asset impairment charges in both periods.

Working Capital

Working capital at October 27, 2012, was $50 million compared to $62 million at January 28, 2012, a decrease of $12 million. The changes in working capital were as follows:

$ millions	Description
$62	Working capital at January 28, 2012.
(26)	Decrease in cash and cash equivalents.
20	Increase in merchandise inventories, net of accounts payable, from fiscal year end due to planned receipt flows.
(6)	Increase in other current liabilities, net of other current assets.

$50	Working capital at October 27, 2012.

Investing Cash Flows

Net cash used in investing activities in the first three quarters of fiscal 2012 was $3.1 million compared to $9.9 million used in investing activities for the first three quarters of fiscal 2011, a decrease in cash outflow of $6.8 million. Investing cash outflows in the first three quarters of fiscal 2012 and 2011 were comprised primarily of capital expenditures for refreshing existing stores and information technology investments at the store level and associated with our new online platform. We expect total capital expenditures for fiscal 2012 to be approximately $15 million which is consistent with fiscal 2011. Investing cash inflows of $9 million in the first three quarters of fiscal 2012 were primarily related to the receipt of restricted cash that was used as collateral to fund letters of credit outstanding under the Former Credit Facility.

Financing Cash Flows

Net cash used in financing activities in the first three quarters of fiscal 2012 was $1.8 million compared to $0.3 million for the first three quarters of fiscal 2011. The primary source of financing cash outflows in the first three quarters of fiscal 2012 was principal payments under the New Credit Facility of $1.3 million. The primary driver of financing cash outflows in fiscal 2011 was payments for mortgage borrowing costs.

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

Contractual Obligations

We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At October 27, 2012, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations	$352	$75	$129	$82	$66
Term loan	103	3	8	92	—
Mortgage debt	29	1	1	1	26
Letters of credit	26	26	—	—	—
Guaranteed minimum royalties	4	2	2	—	—
Capital lease obligations	1	1	—	—	—

Total	$515	$108	$140	$175	$92

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for the first three quarters of fiscal 2012 and fiscal 2011 were approximately $105 million and $119 million, respectively. Total CAM expenses may continue to fluctuate significantly from year-to-year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases can be found below under the caption “Operating Leases.”

Obligations under our Executive Deferred Compensation Plan are equal to approximately $2 million as of October 27, 2012 and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.

Operating Leases

We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2023. Many of our retail store leases require us to pay CAM charges, insurance and property taxes. In addition, many of our retail store leases require us to pay percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, some of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed $1 million or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, we are not required to make payments to our landlords in order to exercise our cancellation rights under these provisions. We are planning to close approximately 75 stores in the fourth quarter of fiscal 2012. The New Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the closure of such stores. None of our retail store leases contain purchase options.

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

Inflation

We do not believe that inflation has had a material effect on our results of operations in the recent past, including the first three quarters of fiscal 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to interest rate risk in connection with the New Credit Facility. Generally, direct borrowings under the New Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR rate, plus 1.50% (1.71% at October 27, 2012). See Note 6 to the Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 27, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Filing Date

3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04

3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98

3.3	Fifth Amended and Restated Bylaws of the Company	8-K	4/3/09

3.4	Certificate of Determination of Preferences of Convertible Series B Preferred Stock of the Company.	8-K	12/7/11

31.1+	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
**	These interactive files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)

Date: December 4, 2012	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 4, 2012	By:	/s/ MICHAEL W. KAPLAN
Michael W. Kaplan
Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)