Form 10-K
period 2013-02-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2013-04-05
CIK 874841

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 2, 2013

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of July 28, 2012, the last business day of the most recently completed second quarter, was approximately $105 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

On April 1, 2013, the registrant had 68,387,591 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-K

For the Fiscal Year Ended February 2, 2013

PART I

ITEM 1.	BUSINESS

General

Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company,” “Registrant,” “PacSun,” “we,” “us,” or “our”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. We sell a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. We operate a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” The Company, a California corporation, was incorporated in August 1982. As of February 2, 2013, we leased and operated 644 stores in each of the 50 states and Puerto Rico, comprised of 2.5 million total square feet.

Our executive offices are located at 3450 East Miraloma Avenue, Anaheim, California, 92806; our telephone number is (714) 414-4000; and our website address is www.pacsun.com. Through our website, we make available free of charge, as soon as reasonably practicable after such information has been filed or furnished to the Securities and Exchange Commission (the “SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks
2013	February 1, 2014	52
2012	February 2, 2013	53
2011	January 28, 2012	52
2010	January 29, 2011	52
2009	January 30, 2010	52
2008	January 31, 2009	52

Our Mission and Strategies

Our mission is to provide our customers with a compelling product assortment and great shopping experience that together highlight a great mix of both branded and proprietary merchandise that speak to the action sports, fashion and music influences of the California lifestyle. PacSun’s foundation has traditionally been built upon a great collection of aspirational brands, including Billabong, Crooks and Castles, DC Shoes, Diamond Supply Co., Fox Racing, Hurley, Neff, Nike, O’Neill, Roxy, RVCA, Vans, Volcom, and Young and Reckless, among others. We also continue to invest in and grow our proprietary brands, which include Bullhead®, Kirra®, LA Hearts®, On the Byas®, Black Poppy® and Nollie®. In fiscal 2010, we began licensing the Modern Amusement® brand from Dirty Bird Productions, Inc., a company owned by Mossimo Giannulli, the founder of the Mossimo® brand. More recently, in early fiscal 2013, we launched a new, exclusive to PacSun, fashion line by Kendall and Kyle Jenner. This collection features an assortment of on-trend young women’s pieces that reflect the optimism, creativity and diversity of PacSun’s California heritage. Taken together, we believe that this mix of brands gives us the capability to offer our customers an unmatched selection of fashionable and authentic products synonymous with the creativity, optimism and diversity that is uniquely California.

During fiscal 2012, we launched our “Golden State of Mind” brand positioning which reflects the optimism, creativity and diversity of PacSun’s California heritage. The concept is being realized through print advertising, online social media, in-store elements, events, and our new website, www.GSOM.com.

Merchandising

Our stores offer an assortment of casual apparel, footwear and related accessories for young men and women, with the goal of being viewed by our customers as the most desired retailer for their lifestyle. The following tables set forth our merchandise assortment as a percentage of net sales for the most recent three fiscal years:

	Fiscal Years
	2012	2011	2010
Men’s Apparel	48%	49%	49%
Women’s Apparel	37%	37%	38%
Footwear and Accessories	15%	14%	13%

Total	100%	100%	100%

Denim represents a significant percentage of our total sales, accounting for 17%, 19% and 18% of total sales in fiscal 2012, 2011 and 2010, respectively. During fiscal 2010, denim became a very price-competitive business with very little newness or uniqueness in the marketplace in terms of fit or trend, and sales of denim were adversely affected as a result. In fiscal 2011, denim and casual pants had positive comparable sales. Men’s denim capitalized on a new trend in “twill and chino” pants while Women’s denim invested heavily in leggings, and continued to perform well in our foundational “skinny” fit line. In fiscal 2012, denim sales decreased slightly, however, our penetration of casual pants grew. Sales from combined Men’s and Women’s casual pants almost doubled in fiscal 2012 compared to fiscal 2011.

Another significant trend in our business over the past several years was the decline and now steady rise in sales of footwear and accessories (“non-apparel”). Prior to fiscal 2007, non-apparel accounted for more than 30% of net sales versus only 12% in fiscal 2009, resulting from a de-emphasis on non-apparel categories. Starting in fiscal 2010 and continuing through fiscal 2012, we have been focused on reclaiming non-apparel sales by reintroducing footwear to approximately 420 stores as of February 2, 2013. While non-apparel still only represented 15% of net sales for the 2012 fiscal year, footwear sales for men’s increased 33% and women’s increased 4% as compared to fiscal 2011.

Branded Merchandise

Our heritage has been built upon offering a wide selection of premium brands that speak to the ever-changing styles of our customers, including Billabong, Crooks and Castles, DC Shoes, Diamond Supply Co., Fox Racing, Hurley, Neff, Nike, O’Neill, Roxy, RVCA, Vans, Volcom, and Young and Reckless, among others. We also license the Modern Amusement® brand from Dirty Bird Productions, Inc., a company owned by Mossimo Giannulli, the founder of the Mossimo® brand. During fiscal 2012 and 2011 no vendor accounted for more than 10% of net sales. In fiscal 2010, Fox Racing accounted for 10% of our net sales.

Branded merchandise accounted for approximately 52% of total net sales in fiscal 2012 and 2011 and 55% of total net sales in fiscal 2010. Excluding Men’s denim and knit sales, branded merchandise accounted for approximately 91%, 88% and 86% of Men’s sales in fiscal 2012, 2011 and 2010, respectively.

Proprietary Brand Merchandise

We complement our name-brand offerings with our proprietary brands, including Bullhead®, Kirra®, LA Hearts®, On the Byas®, Black Poppy® and Nollie®. Proprietary brands provide us with an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise, capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities and exercise a greater degree of control over the flow of our merchandise. Our own product design group, in collaboration with our buyers, designs our proprietary brand merchandise. Our sourcing organization oversees the manufacture and delivery of our proprietary brand merchandise, with manufacturing sourced both domestically and internationally. Our proprietary brand merchandise accounted for approximately 48% of total net sales in fiscal 2012 and 2011 and 45% of total net sales in fiscal 2010. Proprietary brand merchandise accounted for approximately 70%, 68% and 60% of Women’s sales in fiscal 2012, 2011 and 2010, respectively.

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

All merchandise is delivered to our distribution facility in Olathe, Kansas where it is inspected, received, allocated to stores, ticketed when necessary and boxed for distribution to our stores or packaged for delivery to our e-commerce customers. Each store is typically shipped merchandise twice a week, providing it with a steady flow of new merchandise. We use both national and regional carriers to ship merchandise to our stores and e-commerce customers. We may occasionally use air freight to ship merchandise to stores when necessary.

E-commerce

During fiscal 2012, 2011, and 2010, our Internet sales represented approximately 7%, 6% and 5%, respectively, of our total sales. We sell a combination of the same selection of merchandise carried in our stores along with online exclusives at www.pacsun.com. We also advertise our website as a shopping destination on certain Internet portals and search engines and market our website in our stores. During fiscal 2012, we launched our new Demandware platform which includes several improved features, such as customer product reviews and ratings, side by side product comparisons, improved site navigation and product pages, and a more streamlined check-out process. Also in fiscal 2012, we launched two new websites; www.GSOM.com which allows our users to experience all things California in six key categories including: fashion, music, art, entertainment, action sports and brands; and www.bullhead.com, which allows our customers to navigate and explore the depth of our Bullhead® denim offering. Our Internet strategy benefits from the nationwide retail presence of our stores, brand recognition of PacSun, a tech-savvy customer base, and the availability of our key brands.

Stores

Locations

We operate stores in each of the 50 states and Puerto Rico. For a geographical breakdown of stores by state, see Item 2, “Properties.”

Real Estate Strategy

Prior to fiscal 2008, we grew rapidly, with approximately 50 to 100 new store openings per year, leading to a peak of approximately 950 PacSun stores. Given the recent economic environment and our sales performance over the past few years, our focus shifted from continuing to open new stores to optimizing our existing fleet of stores. In order to improve the overall productivity of our store fleet, beginning in fiscal 2008 we began to close a significant number of PacSun stores each fiscal year. We closed 38 stores in fiscal 2008, 40 in fiscal 2009 and 44 in fiscal 2010. In fiscal 2011, we accelerated the pace of store closures, resulting in the closing of 119 stores that year, and an additional 92 stores in fiscal 2012. A large majority of those closures occurred in the fourth quarter. During fiscal 2013, we anticipate closing approximately 20 to 30 additional underperforming stores by way of kick-out rights and natural lease expirations. A kick-out clause relieves us of any future obligation under a lease if specified sales levels for our stores (typically $1 million) or certain mall occupancy targets are not achieved by a specified date. Long-lived assets associated with projected store closures were subject to our fiscal 2012 impairment testing and resulting impairment charges are included in our loss from continuing operations as appropriate.

Store Operations

Our stores are open for business during mall shopping hours. Each store has a manager, one or more assistant managers and approximately six to twelve part-time sales associates. District managers supervise approximately a dozen stores and approximately a dozen district managers report to a regional director. District and store managers participate in a bonus program based on achieving predetermined metrics. We have store operating policies and procedures and in-store training for new managers. We place an emphasis on loss prevention programs in order to control inventory shrinkage. These programs include the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention and monitoring of returns, voids and employee sales. As a result of these programs, our historical inventory shrinkage rates have been at or below 2% of net sales at retail (1% at cost).

Competition

The retail apparel, footwear and accessory business is highly competitive. Our business competes on a national level with leading specialty retail chains, department stores, as well as online retailers that offer the same or similar brands and styles of merchandise including: Abercrombie & Fitch, Aéropostale, Amazon, American Eagle Outfitters, The Buckle, Forever 21, H&M, Hollister, J.C. Penney, Karma Loop, Killerdana, Kohl’s, Macy’s, Nastygal, Nordstrom, Old Navy, Swell, Target, Tilly’s, Urban Outfitters, The Wet Seal, Zappos and Zumiez, as well as a wide variety of regional and local specialty stores. Many of our competitors are larger than we are and have significantly greater resources available to them than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.

Trademarks and Service Marks

We are the owner in the United States of the marks “Pacific Sunwear of California,” “PacSun,” and “Pacific Sunwear.” We also use and have registered, a number of other marks, including those attributable to our proprietary brands such as Bullhead, Bullhead Black, On the Byas, Kirra, Nollie, Black Poppy and LA Hearts. We have registered many of our marks outside of the United States. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.

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

Employees

At the end of fiscal 2012, we had approximately 8,200 employees, of whom approximately 6,100 were part-time. Of the total employees, approximately 520 were employed at our corporate headquarters and distribution center. A significant number of seasonal employees are hired during peak selling periods. None of our employees are represented by a labor union, and we believe that our relationships with our employees are good.

Executive Officers

Set forth below are the names, ages, titles, and certain background information of persons serving as executive officers of the Company as of April 5, 2013:

Executive Officer	Age	Title
Gary H. Schoenfeld	50	President, Chief Executive Officer and Director
Michael W. Kaplan	49	Sr. Vice President, Chief Financial Officer
Alfred Chang	35	Sr. Vice President, Men’s Merchandising
Christine Lee	42	Sr. Vice President, Women’s Merchandising
Paula M. Lentini	48	Sr. Vice President, Retail
Jonathan Brewer	58	Sr. Vice President, Product Development and Supply Chain
Craig E. Gosselin	53	Sr. Vice President, General Counsel, Human Resources and Secretary

Gary H. Schoenfeld was appointed President and Chief Executive Officer in June 2009. Prior to joining us, he was President of Aritzia Inc., a Canadian fashion retailer, and Chief Executive Officer of Aritzia USA from August 2008 to February 2009, and was a director of Aritzia Inc. from May 2006 to June 2009. From 2006 until 2008 he was Vice Chairman and President and then Co-CEO of Global Brands Group, a brand management and licensing company based in London and Singapore which is the world-wide master licensee for The FIFA World CupTM. From September 1995 to July 2004, Mr. Schoenfeld was an executive officer of Vans, Inc., a publicly traded designer, distributor and retailer of footwear. He joined Vans as Chief Operating Officer, and then became President and a member of the Board of Directors in 1996 and Chief Executive Officer in 1997. He is a former director of CamelBak Products, LLC, 24 Hour Fitness, Inc. and Global Brands Group.

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

Alfred Chang was appointed Senior Vice President, Men’s Merchandising in October 2012. He is responsible for managing all aspects of merchandising and design for the Men’s division. Mr. Chang joined the Company in 2006 as a Senior Buyer for Men’s Merchandising, was promoted to Director of Men’s Merchandising in 2007 and to Vice President of Men’s Merchandising in 2009. Prior to working at PacSun, Mr. Chang was employed at The Gap, Inc. from 2000 to 2006.

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

Jonathan Brewer was appointed Senior Vice President, Product Development and Supply Chain in June of 2010. Mr. Brewer is responsible for managing all aspects of product development, sourcing, quality assurance, product integrity, and supply chain operations, including inbound and outbound logistics and the Olathe distribution center. Prior to this, Mr. Brewer was Vice President of Product Development and Sourcing for the Company. Before joining PacSun, Mr. Brewer held various executive positions between 1996 and 2006 at Warner Bros. Inc., including Vice President International Sourcing for Warner Bros. Consumer Products and Vice President of Sourcing and Quality Assurance for Warner Bros. Studio Stores. From 1994

until 1996 he was Director of Sourcing at a division of Kellwood Inc. Between 1983 to 1994 Mr. Brewer was the Vice President of Production at Segue Ltd., a private label import company. Mr. Brewer began his career at May Department Stores in its executive training program and held various merchandising positions.

Craig E. Gosselin was appointed Senior Vice President, General Counsel and Human Resources in December 2009. He was appointed Secretary of the Company in June 2010. Mr. Gosselin oversees our legal, human resources, office services, corporate procurement and facility functions. Mr. Gosselin joined the Company from Connolly, Finkel and Gosselin LLP (“CF&G”) and was a partner of that firm, and its predecessor Zimmermann, Koomer, Connolly and Finkel LLP, since 2005. While with the firm, Mr. Gosselin represented leading brands, including Vans, CamelBak, Ariat, Von Dutch, The North Face, JanSport, Reef and 7 For All Mankind. Prior to joining CF&G, Mr. Gosselin spent nearly 13 years with Vans, Inc., serving as Senior Vice President and General Counsel. Prior to Vans, Mr. Gosselin practiced corporate mergers and acquisitions and securities law at several large law firms, including Shea & Gould and Pacht, Ross, Warne, Bernhard  & Sears.

ITEM 1A. RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

•	our capital expenditure plans for fiscal 2013;

•	potential recording of noncash impairment charges for underperforming stores in future quarters;

•	increases in product sourcing costs;

•	forecasts of future store closures, expansions, relocations and store refreshes during fiscal 2013; and

•	future increases in occupancy costs.

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

We face significant competition from vertically-integrated, brand-based, and online retailers, which could have a material adverse effect on our business.

The retail apparel business is highly competitive. We compete on a national level with a diverse group of retailers, including vertically-integrated and brand-based national, regional and local specialty retail stores, online retailers, and certain leading department stores and off-price retailers that offer the same or similar brands and styles of merchandise as we do. Many of our competitors are larger and have significantly greater resources than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service. Current and increased competition could have a material adverse effect on our business.

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

Our failure to improve our comparable store net sales and gross margins could have a material adverse impact on our business, profitability and liquidity.

Although we made progress with respect to our comparable store net sales and gross margins in fiscal 2012, if we were to experience a decline in same-store sales and gross margins in the future, we may be required to access most, if not all, of our credit facility with Wells Fargo Bank, N.A. (the “Wells Credit Facility”) and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that cash flows from operations and working capital will be sufficient to meet our operating and capital expenditure needs for the next twelve months.

Our net sales, operating income and inventory levels fluctuate on a seasonal basis.

We experience major seasonal fluctuations in our net sales and operating income, with a significant portion of our operating income typically realized during the six to seven week selling periods for each of the back-to-school and holiday seasons. Any decrease in sales or margins during these periods could have a material adverse effect on our results of operations and financial condition. In addition, in recent years we have experienced higher peaks and extended lulls during the year as customer shopping patterns have changed. The occurrence of unusual or extraordinary events, such as natural disasters, around the peak days of such key holidays and selling periods (e.g. Black Friday), could adversely affect our financial results. Additionally, extended periods of unseasonably warm temperatures during the fall/winter season or cold weather during the spring/summer season could render a portion of our inventory incompatible with those unseasonable conditions. Seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We generally carry a significant amount of inventory, especially before the six to seven week back-to-school and holiday season selling periods. If we are not successful in selling inventory during these periods, we may have to sell the inventory at significantly reduced prices, which would adversely affect our profitability.

Our comparable store net sales results fluctuate significantly, which can cause volatility in our operating performance and stock price.

Our comparable store net sales results have fluctuated significantly over time, and are expected to continue to fluctuate in the future. For example, over the past five years, annual comparable store net sales results for our stores have varied from a low of minus 19% to a high of plus 2%, and on a quarterly basis can also vary significantly. A variety of factors affect our comparable store net sales results, including unfavorable economic conditions and decreases in consumer spending, changes in fashion trends and customer preferences, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, and weather conditions. Our comparable store net sales results for any fiscal period may decrease. As a result of these or other factors, our comparable store net sales results, both past and future, are likely to have a significant effect on the market price of our common stock and our operating performance, including our use of markdowns and our ability to leverage operating and other expenses that are somewhat fixed.

Our customers may not prefer our proprietary merchandise, which may negatively impact our profitability.

Sales from proprietary merchandise accounted for approximately 48% of total net sales in fiscal 2012 and 2011, and 45% of total net sales in fiscal 2010. There can be no assurance that any change in the sales penetration of proprietary merchandise will improve our operating results. Additionally, there can be no assurance that attempts to balance our proprietary merchandise and other merchandise will improve our operating results. Because our proprietary merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary merchandise could have a material adverse effect on our same store sales results, operating margins, results of operations and financial condition.

Customer preference for our branded merchandise could change, which may negatively impact our profitability.

Sales from branded merchandise account for more than half of our total sales and is a critical differentiating factor for our Men’s business. Excluding Men’s denim and knit sales, branded merchandise accounted for approximately 91%, 88% and 86% of Men’s sales in fiscal 2012, 2011 and 2010, respectively. As customer tastes change, our failure to anticipate, identify and react in a timely manner to emerging fashion trends and appropriately supplying our stores with key selling brands could have a material adverse effect on our same store sales results, operating margins, results of operations and financial condition.

If we fail to maintain good relationships with vendors or if a vendor is otherwise unable or unwilling to supply us with adequate quantities of their products at acceptable prices, our business and financial performance could suffer.

Our business is dependent on continued good relations with our vendors. In particular, we believe that we generally are able to obtain attractive pricing and other terms from vendors because we are perceived as a desirable customer, and deterioration in our relationship with our vendors could have a material adverse effect on our business. There can be no assurance that our vendors will provide us with an adequate supply or quality of products or acceptable pricing. Our vendors could discontinue selling to us, raise the prices they charge at any time or allow their merchandise to be discounted by other retailers. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. In addition, certain of our vendors sell their products directly to the retail market and therefore compete with us directly and other vendors may decide to do so in the future. There can be no assurance that such vendors will not decide to discontinue supplying their products to us, supply us only less popular or lower quality items, raise the prices they charge us or focus on selling their products directly. Any inability to acquire suitable merchandise at acceptable prices, or the loss of one or more key vendors, could have a material adverse effect on our business, results of operations and financial condition.

Product costs from our manufacturing partners may increase, which could result in significant margin erosion.

Commodity prices, including fuel costs, have fluctuated in recent years, affecting the costs of many of our vendors. If these product costs increase, this could result in margin erosion for us. Additionally, a significant percentage of our private label apparel products, and the products sold to us by our branded partners, are manufactured in China. Manufacturers in that country have experienced increased costs in recent years due to shortages of labor and the fluctuation of the Chinese Yuan in relation to the U.S. dollar. If we were unable to successfully mitigate a significant portion of such product costs, our results of operations could be adversely affected. Additionally, an increasingly important part of our Women’s business is speed-to-market initiatives which enable us to timely react to the latest fashion trends and styles. This could translate into higher product costs as we source fashion trend product with shorter lead times. If we are unable to mitigate such costs, it could adversely affect our results of operations.

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

We are primarily a mall-based retailer and are dependent upon the continued popularity of malls as a shopping destination and the ability of shopping mall anchor tenants and other attractions within the vicinity of our stores to generate customer traffic. Increased online shopping and unfavorable economic conditions, particularly in certain regions, have adversely affected mall traffic and resulted in the closing of certain anchor tenants. Growing technology has improved the experience of online shopping and, in some cases, has resulted in a shift of consumer spending from brick-and-mortar to online where competition is even greater since “pure play” internet retailers don’t face significant occupancy costs, store payroll, etc., like we do. In addition, volatility in the U.S. economy or an uncertain economic outlook could continue to lower consumer spending levels and cause a decrease in shopping mall traffic, each of which would adversely affect our sales and financial performance.

If we are unable to successfully develop and maintain a relevant and reliable multichannel experience for our customers, our reputation and results of operations could be adversely affected.

Our business has evolved from primarily an in-store experience to interaction with customers across multiple channels (in-store, online, mobile and social media, among others). Our customers are using computers, tablets, mobile phones and other devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. We currently provide full and mobile versions of our website (Pacsun.com), applications for mobile phones and tablets and interact with our customers through social media. Multichannel retailing is rapidly evolving, however, and we are challenged with keeping pace with changing customer expectations and technology investments by our competitors. If we are unable to attract and retain employees or contract with third parties having the specialized skills needed, or be able to afford the significant investment required to support our multichannel efforts, implement improvements to our customer-facing technology in a timely manner, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if Pacsun.com and our other customer-facing technology systems do not reliably function as designed, we may experience a loss of customer confidence, data security breaches, lost sales or be exposed to fraudulent purchases, which, if significant, could adversely affect our reputation and results of operations.

Our inability to reduce occupancy costs in the future may have a material adverse effect on our business and financial results.

Occupancy costs represent a significant percentage of the total cost of operating our stores. Occupancy costs as a percentage of net sales were 19% in fiscal 2012 and 20% in fiscal 2011 and 2010. If we are unsuccessful in further decreasing our occupancy costs as a percent of sales in the future it would be difficult to operate our stores profitably, which in turn would have a material adverse effect on our business, results of operations and financial condition.

Our results could be adversely affected by natural disasters, public health crises, or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations and/or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain from or to the impacted region and could impact our ability to operate our stores or website. In addition, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, nationally. To the extent any of these events occur, they could have a material adverse effect on our business.

Our business could suffer if a manufacturer fails to conform to applicable domestic or international labor standards.

We do not control our vendors or their labor practices. The violation of labor or other laws by any of our vendors, or the divergence of the labor practices followed by any of our vendors from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our results of operations and financial condition.

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

Many of our leases require that we invest capital to remodel or refresh our stores. Historically, such investments generally have not been proven to increase store operating performance. If our leases continue to require us to make capital investments in our stores and those investments generally do not increase store operating performance, it could have a material adverse effect on our results of operations and financial condition.

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

We are dependent on our computer systems and information technology to properly conduct business. A failure or interruption of our computer systems or information technology could result in the loss of data, business interruptions or delays in our operations. Also, despite our considerable efforts and technological resources to secure our computer systems and information technology, security breaches, such as an intentional cyber-attack, unauthorized access, computer viruses and similar disruptions may occur resulting in system disruptions, shutdowns, lost data or unauthorized disclosure of confidential information. Any security breach of our computer systems or information technology may result in adverse publicity, litigation, loss of sales and profits, damages, fines or other loss resulting from misappropriation of information.

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

Our business operations and financial performance depend significantly on general economic conditions and their impact on levels of consumer spending. Consumer spending is impacted by a number of factors, including consumer confidence in the strength of the general economy, fears of economic recession or depression, the availability and cost of consumer credit, the cost of basic necessities such as food, fuel and housing, inflation, salary and wage levels, levels of taxation and unemployment levels. Additionally, inflationary economic conditions would likely increase the costs of manufacturing the goods we sell in our stores which could increase the prices charged by us for our products or reduce gross margins. Inflationary pressure could also have a negative impact on the ability of our customer to buy our products in previous volumes. Any increase in product cost or decrease in customer purchasing power due to inflationary economic conditions could have a material adverse effect on our results of operations and financial condition.

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

We are involved from time to time in litigation incidental to our business, including two lawsuits involving allegations that we have violated provisions of California wage and hour laws that are described in Item 3. “Legal Proceedings.” We currently cannot assess the likely outcome of those lawsuits, but if the outcome were negative in either lawsuit, it could have a material adverse effect upon our results of operations or financial condition. Additionally, we are subject to SEC rules and regulations, state laws, Sarbanes-Oxley requirements, new rules and regulations issued pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, other U.S. public company regulations, and various other requirements mandated for the textiles and apparel industries such as the Consumer Product Safety Improvement Act of 2008, California’s Proposition 65 and similar state laws. Failure to comply with these laws could have a material adverse effect on our business, results of operations, financial condition and stock price. Also, changes in such laws could make operating our business more expensive or require us to change the way we do business. For example, changes in laws related to employee healthcare (including particularly the Affordable Care Act), hours, wages, job classification and benefits could significantly increase our operating costs. In addition, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It may be difficult for us to oversee regulatory changes impacting our business and our responses to changes in the law could be costly and may negatively impact our operations.

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

The market price of our common stock has fluctuated substantially and there can be no assurance that the market price of our common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning us or our competitors, net sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates made by management or analysts, our failure to meet analysts’ estimates, changes in accounting policies, or unfavorable economic conditions, among other factors, could cause the market price of our common stock to fluctuate substantially. Changes in the market price of our stock could considerably affect the valuation of our derivative instrument and could cause significant non-cash fluctuations in earnings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate stores in each of the 50 states and Puerto Rico. We lease our stores under operating lease agreements with initial terms of approximately ten years that expire at various dates through May 2023. For more information concerning our store operating lease commitments, see Note 11 to the Consolidated Financial Statements.

We own our corporate office which is located in Anaheim, California and encompasses a total of approximately 180,000 square feet. We operate a distribution center in Olathe, Kansas, which comprises approximately 450,000 square feet. We believe these facilities are capable of servicing our operational needs through fiscal 2013.

At the end of fiscal 2012, the geographic distribution of our 644 stores was as follows:

Alabama	2
Alaska	3
Arizona	13
Arkansas	2
California	81
Colorado	13
Connecticut	5
Delaware	4
Florida	47
Georgia	11
Hawaii	7
Idaho	2
Illinois	21
Indiana	14
Iowa	5
Kansas	5
Kentucky	3

Louisiana	5
Maine	5
Maryland	15
Massachusetts	16
Michigan	19
Minnesota	12
Mississippi	3
Missouri	12
Montana	1
Nebraska	4
Nevada	7
New Hampshire	7
New Jersey	20
New Mexico	6
New York	29
North Carolina	16
North Dakota	2

Ohio	20
Oklahoma	5
Oregon	11
Pennsylvania	35
Rhode Island	1
South Carolina	8
South Dakota	1
Tennessee	12
Texas	51
Utah	10
Vermont	2
Virginia	21
Washington	19
West Virginia	5
Wisconsin	11
Wyoming	1
Puerto Rico	14

ITEM	3. LEGAL PROCEEDINGS

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

The Company is also involved from time to time in other litigation incidental to its business. The Company currently cannot assess whether the outcome of current litigation will not likely have a material adverse effect on its results of operations or financial condition and, from time to time, the Company may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have a material adverse effect on the Company’s operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “PSUN.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share of the common stock as reported by NASDAQ:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
1st Quarter	$2.51	$1.45	$4.55	$3.19
2nd Quarter	2.28	1.17	3.96	2.37
3rd Quarter	2.70	1.72	2.90	1.11
4th Quarter	$2.09	$1.36	$2.02	$1.23

As of April 1, 2013, the number of holders of record of common stock of the Company was 285. We have never declared or paid any cash dividends on our common stock as the Wells Credit Facility and our $60 million senior secured term loan we obtained from an affiliate of Golden Gate Capital Private Equity, Inc. (“Golden Gate Capital”) in December 2011 (the “Term Loan”) prohibit the payment of cash dividends.

Common Stock Repurchase and Retirement

The Company did not repurchase shares of common stock in fiscal 2012, 2011 or 2010. Our Board of Directors authorized a stock repurchase plan in July 2008 as a means to reduce our overall number of shares outstanding, thereby providing greater value to our shareholders through increased earnings per share. The Company ended fiscal 2012 with approximately $48 million available under the stock repurchase plan. The repurchase authorization does not expire until all authorized funds have been expended. The Company does not currently plan to repurchase any shares pursuant to the plan during fiscal 2013 and would be restricted from doing so in any event under the Wells Credit Facility and the Term Loan.

Equity Compensation Plans

The Company currently maintains three equity compensation plans: the 2005 Performance Incentive Plan (the “2005 Plan”), the 1999 Stock Award Plan (the “1999 Plan”), and the Employee Stock Purchase Plan (the “ESPP”). These plans have each been approved by the Company’s shareholders.

The following table sets forth, for each of the Company’s equity compensation plans, the number of shares of common stock subject to outstanding options and other rights, the weighted-average exercise price of outstanding options and other rights, and the number of shares remaining available for future award grants as of February 2, 2013:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Right	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	2,388,048	$5.66	(1)	2,678,867	(2)
Equity compensation plans not approved by shareholders	—	—		—

Total	2,388,048	$5.66		2,678,867

(1) This number reflects the weighted-average exercise price of outstanding options and SARs and has been calculated exclusive of restricted stock units and other rights payable in an equivalent number of shares of Company common stock.

(2) Of the aggregate number of shares that remained available for future issuance, 2,441,561 were available under the 2005 Performance Incentive Plan and 237,306 were available under the ESPP. This number of shares is presented after giving effect to the 121,771 shares purchased under the ESPP for the purchase period that ended December 31, 2012. Shares authorized for issuance under the 2005 Plan generally may, subject to certain limitations set forth in that plan, be used for any type of award authorized under that plan including, but not limited to, stock options, SARs, restricted stock units, and non-vested stock and stock bonuses. No new awards may be granted under the 1999 Plan.

THE FOLLOWING PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE “FILED” WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

PERFORMANCE GRAPH

Set forth below is a line graph comparing the percentage change in the cumulative total return on the Company’s common stock with the cumulative total return of the NASDAQ Stock Market (“NASDAQ Composite Index”) and the CRSP Total Return Industry Index for the NASDAQ Retail Trade Stocks (“NASDAQ Retail Trade Index”) for the period commencing on February 2, 2008, and ending on February 2, 2013.

*Returns are calculated based on the premise that $100 is invested in each of the Company’s stock, the NASDAQ Composite Index and the NASDAQ Retail Index on February 2, 2008, and that all dividends (if any) were reinvested. Over a five year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each PacSun fiscal year. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

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

Certain items in the table below have been presented in accordance with ASC 205, “Presentation of Financial Statements- Discontinued Operations” (“ASC 205”), which requires that operating results of any disposed assets or assets held for sale to be removed from income from continuing operations and reported as discontinued operations, as described in Note 14 of the Consolidated Financial Statements.

	Fiscal Year
	2012(2)	2011	2010	2009	2008
	(In millions, except per share and selected consolidated operating data)
Consolidated Statement of Operations Data(1):
Net sales	$803	$777	$776	$833	$985
Gross margin (after buying, distribution and occupancy costs)	201	170	175	213	250
Operating loss from continuing operations	(38)	(72)	(77)	(52)	(47)
Loss from continuing operations(3)	(52)	(82)	(79)	(42)	(31)
Loss from continuing operations per common share, basic and diluted	$(0.77)	$(1.23)	$(1.19)	$(0.63)	$(0.46)

Consolidated Operating Data:
Comparable store net sales +/(-)(4)	1.9%	0%	(7.6)%	(18.8)%	(4.5)%
Average net sales($) per square foot(5)	$292	$284	$284	$308	$381
Average net sales($) per store (000s)(5)	$1,153	$1,118	$1,121	$1,215	$1,497
Stores open at end of period	644	733	852	894	932
Capital expenditures (in millions)	$15	$13	$17	$23	$81

Consolidated Balance Sheet Data (end of year):
Merchandise inventories	$91	$89	$96	$90	$107
Working capital	$42	$62	$93	$117	$98
Total assets	$314	$355	$401	$477	$570
Long-term debt(3)	$80	$74	$29	$—	$—
Shareholders’ equity(6)	$64	$113	$214	$307	$372

(1) Items are presented on a basis that excludes discontinued operations.

(2) Fiscal 2012 is a fifty-three week year.

(3) In December 2011, the Company obtained the Term Loan from an affiliate of Golden Gate Capital. In connection with the Term Loan, the Company issued convertible series B preferred stock (the “Series B Preferred”). The fair value of the Series B Preferred at issuance was approximately $15 million as of December 7, 2011 and was $20 million as of February 2, 2013. As of February 2, 2013, long-term debt included an unamortized debt discount balance of $14 million. Fiscal 2012 includes a $6,000 loss on the derivative liability and $8 million of interest related to the Term Loan.

(4) Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening, relocation, expansion or conversion. Comparable store net sales are assuming 52 weeks in each fiscal year, excluding the 53rd week in fiscal 2012.

(5) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.

(6) The Company repurchased and retired $53 million of common stock during fiscal 2008. The Company did not repurchase any common stock during fiscal 2012, 2011, 2010 or 2009.

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

The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2012 includes 53-weeks while fiscal 2011 and fiscal 2010 each included 52-weeks. For purposes of the MD&A, the 53-week period ended February 2, 2013 is compared to the 52-week periods ended January 28, 2012 and January 29, 2011. Comparable stores sales, however, compare the 52-week period ended January 26, 2013 to the 52-week periods ended January 28, 2012, and January 29, 2011.

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

Store sales trends

We evaluate store sales trends in assessing the operational performance of our stores. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store were $1.2 million for fiscal 2012, and $1.1 million during fiscal 2011 and 2010. Average net sales per square foot were $292 for fiscal 2012, and $284 during fiscal 2011 and 2010.

Cash flow and liquidity (working capital)

We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Although we made progress with respect to our comparable store net sales and gross margins in fiscal 2012, if we were to experience a substantial decline in same-store sales and gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that cash flows from operations and working capital will be sufficient to meet our operating and capital expenditure needs for the next twelve months.

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

During fiscal 2012, fiscal 2011, and fiscal 2010, we recorded impairment charges of $5 million, $15 million, and $16 million, respectively. The impairment charges recorded during these periods resulted primarily from a variety of factors affecting our net sales, including unfavorable economic conditions and decreases in consumer spending, changes in fashion trends and customer preferences. The estimation of future cash flows from operating activities requires significant estimations of factors that include future sales and gross margin performance. If our sales or gross margin performance or other estimated operating results are not achieved at or above our forecasted level, the carrying value of certain of our retail stores may prove unrecoverable and we may incur additional impairment charges in the future. For more information concerning the evaluation of impairment of long-lived assets, see Note 3 to the Consolidated Financial Statements.

Stock-Based Compensation Expense

We recognize stock-based compensation expense based on the fair value on the grant date, net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest. Stock-based compensation is recognized on a straight-line basis over the requisite service period of the respective award. Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. We use the Black-Scholes option-pricing model to determine compensation expense for all stock options. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but those estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See “Stock-Based Compensation” in Notes 1 and 8 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Derivative Liability

In December 2011, we issued 1,000 shares of convertible Series B Preferred Stock (the “Series B Preferred”) in connection with the Term Loan. The Series B Preferred is convertible into approximately 13.5 million shares of our common stock at a conversion price initially equal to $1.75 per share. The fair value of the Series B Preferred at issuance was approximately $15 million which was recorded as a derivative liability. This derivative liability is remeasured at fair value at each reporting period. Changes in the related fair value are recorded in loss on derivative liability, in the consolidated statements of operations and comprehensive operations.

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

Results of Operations

Continuing Operations

The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal years indicated. The table excludes discontinued operations and the discussion that follows should be read in conjunction with the table:

	Fiscal Year
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	75.0	78.1	77.4

Gross margin	25.0	21.9	22.6
Selling, general and administrative expenses	29.7	31.1	32.5

Operating loss	(4.7)	(9.2)	(9.9)
Loss on derivative liability	—	0.6	—
Interest expense, net	1.7	0.6	0.1

Loss before income taxes	(6.4)	(10.4)	(10.0)
Income taxes	0.1	0.1	0.1

Loss from continuing operations	(6.5)%	(10.5)%	(10.1)%

Fiscal 2012 Compared to Fiscal 2011

Net Sales

Net sales increased to $803 million in fiscal 2012 from $777 million in fiscal 2011. The components of this $26 million increase in net sales were as follows:

$millions	Attributable to
$ 21	2% increase in comparable store net sales in fiscal 2012 and the impact of a 53rd fiscal week. The increase in comparable store net sales was due to an increase of 6% in average sale dollars, partially offset by a decrease in total sales transactions of 4%.
4	Increase due to non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base.
1	Increase in other sales.

$ 26	Total

For fiscal 2012, comparable store net sales of Men’s and Women’s each increased by 2%. The increase in both Men’s and Women’s was driven by increases in sales of bottoms and non-apparel, partially offset by reduced demand in tops as compared to fiscal 2011. Apparel represented 85% of total Men’s sales for fiscal 2012 versus 86% in fiscal 2011, while Women’s apparel was flat at 86% of total Women’s sales for fiscal 2012 and fiscal 2011. Total accessories and footwear represented a combined 15% of total sales for fiscal 2012 versus 14% in fiscal 2011.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, increased to $201 million in fiscal 2012 from $170 million in fiscal 2011, an increase of $31 million, or 18.2%. As a percentage of net sales, gross margin increased to 25.0% in fiscal 2012 from 21.9% in fiscal 2011. The primary components of this 3.1% increase were as follows:

%	Attributable to
2.2	Increase in merchandise margin to 49.1% in fiscal 2012 from 46.9% in fiscal 2011, primarily due to an increase in initial markups and a decrease in promotions and markdowns in fiscal 2012 compared to fiscal 2011.
0.7	Leveraging of occupancy costs as a result of the 2% same-store sales increase for fiscal 2012 discussed above and a reduction in rent expense related to negotiations with our landlords. Occupancy costs as a percentage of net sales were 19.4% in fiscal 2012 compared to 20.1% in fiscal 2011.
0.2	Decrease in buying and distribution costs as a percentage of sales to 4.1% in fiscal 2012 compared to 4.3% in fiscal 2011.

3.1	Total

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased to $239 million in fiscal 2012 from $242 million in fiscal 2011, a decrease of $3 million, or 1.2%. As a percentage of net sales, these expenses decreased to 29.8% in fiscal 2012 from 31.1% in fiscal 2011. The components of this 1.3% decrease in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to
(0.8)	Decrease in depreciation expense as a percentage of sales. Total depreciation was $31 million in fiscal 2012 compared to $36 million in fiscal 2011.
0.7	Increase in store payroll and payroll-related expenses as a percentage of net sales due primarily to an increase in employee benefits.
(0.5)	Decrease in non-cash asset impairment and lease buyout charges in fiscal 2012 to $5 million from $9 million in fiscal 2011.
(0.7)	Decrease in all other SG&A expenses as a percentage of sales. Other SG&A decreased $3 million to $58 million in fiscal 2012 from $61 million in fiscal 2011, primarily due to a decrease in consulting expenses.

(1.3)	Total

We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $5 million and $9 million during fiscal 2012 and 2011, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

Loss on Derivative Liability

We recorded a $5 million fair market value adjustment in fiscal 2011 related to our derivative liability (see “Derivative Liability” above). The net impact of the fair market value adjustments recorded in fiscal 2012 related to the derivative liability were immaterial to the fiscal 2012 Consolidated Financial Statements.

Interest Expense, net

Interest expense, net, was $13 million for fiscal 2012, compared to $4 million in fiscal 2011. In fiscal 2012, we recorded $8 million of interest expense, of which $5 million was “payable in kind” interest expense, related to the Term Loan. We also recorded $2 million of amortization of the debt discount in relation to the Term Loan and $2 million was interest expense associated with the “Mortgage Debt” (defined below). In fiscal 2011, we recorded $1 million of interest expense, of which $0.7 million was “payable in kind” interest expense, related to the Term Loan. Amortization of the debt discount related to the Term Loan was $0.2 million in fiscal 2011 and there was $2 million of interest expense related to the Mortgage Debt.

Income Tax Expense

We recognized income tax expense of $0.8 million for fiscal 2012, compared to income tax expense of $1.0 million for fiscal 2011. For fiscal 2013, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 9 to the Consolidated Financial Statements.

Loss from Continuing Operations

Our loss from continuing operations for fiscal 2012 was $52 million, or $(0.77) per share, versus a loss from continuing operations of $82 million, or $(1.23) per share, for fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010

Net Sales

Net sales increased to $777 million in fiscal 2011 from $776 million in fiscal 2010. The components of this $1 million increase in net sales were as follows:

$millions	Attributable to
$ (1)	Decrease due to non-comparable sales from new, expanded or relocated stores not yet included in the comparable store base.
2	Increase in other sales.

$ 1	Total

For fiscal 2011, comparable store net sales of Men’s and Women’s were flat. Increases in both Men’s and Women’s were driven by increases in sales of bottoms and non-apparel, partially offset by reduced demand in tops as compared to fiscal 2010. Apparel represented 86% of total Women’s sales for fiscal 2011 versus 87% in fiscal 2010, while Men’s apparel was flat at 86% of total Men’s sales for fiscal 2011 and fiscal 2010. Total accessories and footwear represented a combined 14% of total sales for fiscal 2011 versus 13% in fiscal 2010.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, decreased to $170 million in fiscal 2011 from $175 million in fiscal 2010, a decline of $5 million, or 2.8%. As a percentage of net sales, gross margin decreased to 21.9% in fiscal 2011 from 22.6% in fiscal 2010. The primary components of this 0.7% decrease were as follows:

%	Attributable to
(0.5)	Decrease in merchandise margin to 46.9% in fiscal 2011 from 47.4% in fiscal 2010, primarily due to an increase in markdowns in fiscal 2011, compared to fiscal 2010.
(0.3)	Deleverage of occupancy costs as a result of the flat same-store sales for fiscal 2011 discussed above. Occupancy costs as a percentage of net sales were 20.1% in fiscal 2011 compared to 19.8% in fiscal 2010.
0.2	Decrease in buying and distribution costs as a percentage of sales to 4.3% in fiscal 2011 compared to 4.5% in fiscal 2010.
(0.1)	Increase in other gross margin costs.

(0.7)	Total

Selling, General and Administrative Expenses

SG&A expenses decreased to $242 million in fiscal 2011 from $252 million in fiscal 2010, a decrease of $10 million, or 4.0%. As a percentage of net sales, these expenses decreased to 31.1% in fiscal 2011 from 32.5% in fiscal 2010. The components of this 1.4% decrease in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to
(1.1)	Decrease in depreciation expense as a percentage of sales. Total depreciation was $36 million in fiscal 2011 compared to $44 million in fiscal 2010.
(0.5)	Decrease in store payroll and payroll-related expenses as a percentage of net sales due to better management of store payroll in fiscal 2011 compared to fiscal 2010. Payroll expense decreased $4 million to $135 million in fiscal 2011 from $139 million in fiscal 2010.
(0.3)	Decrease in asset impairment and lease buyout charges in fiscal 2011 to $9 million compared to $12 million in fiscal 2010.
0.5	Increase in all other SG&A expenses as a percentage of sales. SG&A expenses increased $4 million to $61 million in fiscal 2011 from $57 million in fiscal 2010, primarily due to an increase in consulting and advertising expenses.

(1.4)	Total

We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $9 million and $11 million during fiscal 2011 and 2010, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

Loss on Derivative Liability

We recorded a $5 million fair market adjustment in fiscal 2011 related to our derivative liability (see “Derivative Liability” above).

Interest Expense, net

Interest expense, net, was $4 million for fiscal 2011 compared to approximately $1 million in fiscal 2010. In fiscal 2011, we recorded $3 million of interest expense related to the Term Loan and to the Mortgage Debt. In fiscal 2010, we recorded $0.9 million of interest expense related to the Mortgage Debt.

Income Tax Expense

We recognized income tax expense of $1.0 million for fiscal 2011, compared to income tax expense of $1.1 million for fiscal 2010. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 9 to the Consolidated Financial Statements.

Loss from Continuing Operations

Our loss from continuing operations for fiscal 2011 was $82 million, or $(1.23) per share, versus a loss from continuing operations of $79 million, or $(1.19) per share, for fiscal 2010.

Liquidity and Capital Resources

We have historically financed our operations primarily from internally generated cash flow and with short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. Although we made progress with respect to our comparable store net sales and gross margins in fiscal 2012, if we were to experience a substantial decline in same-store sales and gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that cash flows from operations and working capital will be sufficient to meet our operating and capital expenditure needs for the next twelve months.

	Fiscal Year
	2012	2011	2010
	(In thousands)
Net cash provided by (used in) operating activities	$6,444	$(47,404)	$(40,885)
Net cash used in investing activities	(6,147)	(21,528)	(17,159)
Net cash (used in) provided by financing activities	(1,870)	55,528	28,663

Net decrease in cash and cash equivalents	$(1,573)	$(13,404)	$(29,381)

Operating Cash Flows

Net cash provided by operating activities in fiscal 2012 was $6 million compared to cash used by operating activities in fiscal 2011 and 2010 of $47 million and $41 million, respectively. The increase in cash provided by operating activities of $54 million, compared to 2011, was due primarily to higher sales and improved gross margins in fiscal 2012. Our primary use of cash in fiscal 2012 was to purchase merchandise inventories and to pay down other current liabilities, partially offset by the timing of payments of accounts payable and other assets. In fiscal 2011, our primary use of cash was to pay down accounts payable. Non-cash adjustments to reconcile our net loss to net cash used in operating activities were approximately $43 million in fiscal 2012, $75 million in fiscal 2011 and $76 million in fiscal 2010, respectively, and were primarily related to depreciation expense and asset impairment charges in each period.

Working Capital

Working capital at the end of fiscal 2012 and 2011 was $42 million and $62 million, respectively. The $20 million decrease in working capital was attributable to the following:

$millions	Description
$ 62	Working capital at January 28, 2012
(10)	Decrease in cash and cash equivalents.
(9)	Decrease in inventories, net of accounts payable.
(1)	Decrease in other current assets, net of decreases in other current liabilities.

$ 42	Working capital at February 2, 2013

Investing Cash Flows

Net cash used in investing activities in each of fiscal 2012, 2011 and 2010 was $6 million, $22 million and $17 million, respectively. Investing cash outflows for fiscal 2012 of $15 million were comprised primarily of capital expenditures for refreshing existing stores and information technology investments at the store level and associated with our new online platform. Investing cash inflows of $9 million were related to the receipt of restricted cash that was used as collateral to fund letters of credit outstanding under our former Credit Facility with JPMorgan Chase (the “Former Credit Facility”) and proceeds from insurance settlements. Investing cash outflows for fiscal 2011 were comprised of capital expenditures of $13 million and restricted cash of $9 million, partially offset by proceeds from insurance settlements of $0.3 million. Investing cash outflows for fiscal 2010 were comprised entirely of capital expenditures. Capital expenditures were predominantly for refreshing existing stores and information technology investments in fiscal 2011 and for the opening of new, relocated and expanded stores and refreshing existing stores during fiscal 2010. In fiscal 2013, we expect total capital expenditures to be approximately $10 million to $15 million.

Financing Cash Flows

Net cash used in financing activities was $2 million in fiscal 2012 compared to cash provided of $56 million in fiscal 2011 and cash provided of $29 million in fiscal 2010. The primary source of financing outflows in fiscal 2012 was principal payments under the Wells Credit Facility of $1.3 million. The primary source of financing inflows in fiscal 2011 was proceeds from the Term Loan of $60 million (see “Term Loan” below), partially reduced by offering costs of approximately $5 million. The primary source of financing inflows in fiscal 2010 was proceeds from two mortgage transactions we completed (see “Mortgage Debt” below).

Wells Credit Facility

On December 7, 2011, we entered into the Wells Credit Facility, a five-year, $100 million revolving credit facility which replaced the Former Credit Facility. At February 2, 2013, we had no direct borrowings and $12 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under our Wells Credit Facility at February 2, 2013 was $23 million. Additional information regarding the Wells Credit Facility is contained in Note 5 to the Consolidated Financial Statements.

Term Loan

On December 7, 2011, we obtained the Term Loan from an affiliate of Golden Gate Capital. The Term Loan is in the principal amount of $60 million and is due and payable on December 7, 2016. In conjunction with the Term Loan, we issued the Series B Preferred, which has a liquidation value of $0.1 million, to the same affiliate of Golden Gate Capital, and gives that affiliate the right to purchase up to 13.5 million shares of our common stock, representing, as of December 7, 2011, 19.9% of our common stock outstanding (16.7% on a fully-diluted basis) at a conversion price of $1.75 per share of underlying common stock converted into. A portion of the proceeds of the Term Loan was used to repay the outstanding amounts under the Former Credit Facility. Additional information regarding the Term Loan is contained in Note 6 to the Consolidated Financial Statements.

Mortgage Debt

On August 20, 2010, through our wholly-owned subsidiaries, Miraloma Borrower Corporation, a Delaware corporation, and Pacific Sunwear Stores Corp., a California corporation, we completed two mortgage transactions and executed two promissory notes pursuant to which borrowings in an aggregate amount of $29.8 million from American National Insurance Company were incurred (the “Mortgage Debt”). Additional information regarding the Mortgage Debt is contained in Note 6 to the Consolidated Financial Statements.

Contractual Obligations

We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At February 2, 2013, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In $millions)
Operating lease obligations	$346	$77	$128	$80	$61
Term Loan	103	4	8	91	—
Mortgage Debt	37	2	5	30	—
Letters of credit	12	12	—	—	—
Guaranteed minimum royalties	4	2	2	—	—
Capital lease obligations	1	1	—	—	—

Total	$503	$98	$143	$201	$61

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, were approximately $133 million, $135 million and $133 million in fiscal 2012, 2011, and 2010, respectively. Total CAM expenses represented 41%, 43% and 45% of total store rental expenses in fiscal 2012, 2011, and 2010, respectively, and may continue to fluctuate significantly from year to year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases is contained in Note 11 to the Consolidated Financial Statements.

Obligations under the derivative liability associated with the Series B Preferred and our Executive Deferred Compensation Plan are equal to approximately $20 million and $2 million, respectively, as of February 2, 2013, and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.

Operating Leases

We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through May 2023. Many of our retail store leases require us to pay CAM charges, insurance and property taxes. In addition, many of our retail store leases require us to pay percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, some of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 to the Consolidated Financial Statements). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed $1 million or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, we are not required to make payments to our landlords in order to exercise our cancellation rights under these provisions. The Wells Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the stores we are projecting to close by the end of fiscal 2013. None of our retail store leases contain purchase options.

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

Inflation

We do not believe that inflation has had a material effect on our results of operations in the recent past. However, product sourcing costs may increase during fiscal 2013 due to a combination of increases in commodities, labor and currency costs. We currently estimate that these cost increases could adversely affect our net merchandise margins in fiscal 2013. We intend to partially mitigate these increases through a combination of initiatives such as better product assortments, refined pricing strategies, localization initiatives, and detailed reviews of product specifications.

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

We are exposed to interest rate risk in connection with the Wells Credit Facility. Generally, direct borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR rate, plus 1.50% (1.70% at February 2, 2013). See Note 5 to the Consolidated Financial Statements.

A sensitivity analysis was performed with respect to the Wells Credit Facility to determine the impact of unfavorable changes in interest rates on our cash flows. The sensitivity analysis quantified that the estimated potential cash flow impact would be less than $10,000 in additional interest expense (for each $1 million borrowed) if interest rates were to increase by 10% over a three-month period. Actual interest charges incurred may differ from those estimated because of changes or differences in market rates, differences in amounts borrowed, timing and other factors.

We are exposed to market risks related to fluctuations in the market price of our common stock. The derivative liability associated with the Series B Preferred is recorded at fair value using an options pricing model which is dependent on the market price of our common stock. Changes in the value of the derivative are included as a component of earnings in current operations. A sensitivity analysis was performed with respect to the Series B Preferred to determine the impact of fluctuations in the market price of our common stock. The sensitivity analysis determined that the impact of a market price fluctuation of 10% would change the fair value of the derivative liability by approximately $2 million. See Note 10 to the Condensed Consolidated Financial Statements for further discussion of our derivative liability and valuation thereof.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 2, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2013.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended February 2, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pacific Sunwear of California, Inc.

Anaheim, California

We have audited the internal control over financial reporting of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 2, 2013, of the Company, and our report dated April 5, 2013, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding discontinued operations as discussed in Note 14 to the consolidated financial statements.

/s/ Deloitte & Touche LLP

Costa Mesa, California

April 5, 2013

ITEM 9B. OTHER INFORMATION

On April 2, 2013, Panayotis Constantinou, a member of our Board of Directors, formally advised us that he would not stand for re-election at the 2013 Annual Meeting of Shareholders.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from the sections captioned “Proposal 1 Election of Directors — Nominees and Continuing Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Board of Directors and Committees of the Board — Committees of the Board of Directors” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from the sections captioned “Board of Directors and Committees of the Board — Director Compensation” and “Executive Compensation and Related Matters” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference from the sections captioned “Equity Compensation Plan Information” and “Security Ownership of Principal Shareholders and Management” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference from the sections captioned “Certain Transactions,” “Related Party Transactions Policy” and “Board of Directors and Committees of the Board — Committees of the Board of Directors” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this item is incorporated by reference from the section captioned “Fees Paid to Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this Annual Report on Form 10-K.

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

Date: April 5, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY H. SCHOENFELD Gary H. Schoenfeld	President, Chief Executive Officer and Director (Principal Executive Officer)	April 5, 2013

/s/ MICHAEL W. KAPLAN Michael W. Kaplan	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 5, 2013

/s/ PETER STARRETT Peter Starrett	Non-Employee Chairman of the Board	April 5, 2013

/s/ BRETT BREWER Brett Brewer	Non-Employee Director	April 5, 2013

/s/ MICHAEL GOLDSTEIN Michael Goldstein	Non-Employee Director	April 5, 2013

/s/ GEORGE R. MRKONIC George R. Mrkonic	Non-Employee Director	April 5, 2013

/s/ THOMAS M. MURNANE Thomas M. Murnane	Non-Employee Director	April 5, 2013

/s/ PANAYOTIS CONSTANTINOU Panayotis Constantinou	Non-Employee Director	April 5, 2013

/s/ JOSHUA OLSHANSKY Joshua Olshansky	Non-Employee Director	April 5, 2013

/s/ NEALE ATTENBOROUGH Neale Attenborough	Non-Employee Director	April 5, 2013

PACIFIC SUNWEAR OF CALIFORNIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pacific Sunwear of California, Inc.

Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2013 and January 28, 2012, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the accompanying 2012, 2011 and 2010 financial statements have been retrospectively adjusted to classify the results of operations of certain closed stores as discontinued operations for all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 5, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

April 5, 2013

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	February 2, 2013	January 28, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,733	$50,306
Restricted cash	—	8,593
Inventories	90,681	88,740
Prepaid expenses	12,815	15,506
Other current assets	2,912	6,272

Total current assets	155,141	169,417

Property and equipment, net	124,793	149,716
Deferred income taxes	6,244	6,643
Other assets	27,634	29,355

TOTAL ASSETS	$313,812	$355,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,993	$38,914
Other current liabilities	63,641	68,369

Total current liabilities	113,634	107,283

LONG-TERM LIABILITIES:
Deferred lease incentives	14,401	17,681
Deferred rent	16,133	16,602
Long-term debt	79,570	73,910
Other long-term liabilities	25,714	26,558

Total long-term liabilities	135,818	134,751

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 68,092,639 and 67,511,468 shares issued and outstanding, respectively	681	675
Additional paid-in capital	20,097	16,766
Retained earnings	43,582	95,656

Total shareholders’ equity	64,360	113,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$313,812	$355,131

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$803,071	$777,337	$775,867
Cost of goods sold, including buying, distribution and occupancy costs	602,091	607,156	600,775

Gross margin	200,980	170,181	175,092
Selling, general and administrative expenses	238,999	241,826	251,899

Operating loss	(38,019)	(71,645)	(76,807)
Loss on derivative liability	6	5,039	—
Interest expense, net	13,345	4,402	930

Loss from continuing operations before income taxes	(51,370)	(81,086)	(77,737)
Income taxes	848	1,032	1,064

Loss from continuing operations	(52,218)	(82,118)	(78,801)
Income (loss) from discontinued operations, net of income taxes	144	(24,305)	(17,847)

Net loss	$(52,074)	$(106,423)	$(96,648)

Comprehensive loss	$(52,074)	$(106,423)	$(96,648)

Loss from continuing operations per share:
Basic and Diluted	$(0.77)	$(1.23)	$(1.19)

Loss from discontinued operations per share:
Basic and Diluted	$—	$(0.37)	$(0.27)

Net loss per share:
Basic and Diluted	$(0.77)	$(1.60)	$(1.46)

Weighted-average shares outstanding:
Basic and Diluted	67,815,020	66,707,781	65,988,550

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balances at January 30, 2010	—	$—	65,748,069	$657	$7,294	$298,727	$306,678
Employee stock plans	—	—	425,328	5	331	—	336
Stock-based compensation	—	—	—	—	3,968	—	3,968
Net loss	—	—	—	—	—	(96,648)	(96,648)

Balances at January 29, 2011	—	$—	66,173,397	$662	$11,593	$202,079	$214,334
Employee stock plans	—	—	438,071	4	422	—	426
Stock-based compensation	—	—	—	—	3,176	—	3,176
Common stock issuance	—	—	900,000	9	1,575	—	1,584
Preferred stock issuance	1,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	(106,423)	(106,423)

Balances at January 28, 2012	1,000	$—	67,511,468	$675	$16,766	$95,656	$113,097
Employee stock plans	—	—	581,171	6	495	—	501
Stock-based compensation	—	—	—	—	2,836	—	2,836
Net loss	—	—	—	—	—	(52,074)	(52,074)

Balances at February 2, 2013	1,000	$—	68,092,639	$681	$20,097	$43,582	$64,360

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,074)	$(106,423)	$(96,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,637	42,505	55,647
Asset impairment	5,341	14,787	15,611
Non-cash stock-based compensation	2,836	3,176	3,968
Amortization of debt discount	1,548	—	—
Loss on disposal of property and equipment	268	242	862
Loss on derivative liability	6	5,039	—
(Gain) loss on lease terminations	(268)	9,336	—
Change in assets and liabilities:
Inventories	(1,941)	6,961	(6,270)
Other current assets	5,743	(3,261)	777
Other assets	2,121	344	(1,958)
Accounts payable	11,079	(16,292)	2,547
Other current liabilities	(2,347)	3,406	(1,854)
Deferred lease incentives	(3,280)	(6,859)	(10,654)
Deferred rent	(469)	(1,224)	(1,610)
Other long-term liabilities	4,244	859	(1,303)

Net cash (used in) provided by operating activities	6,444	(47,404)	(40,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,393)	(13,235)	(17,159)
Restricted cash	8,593	(8,593)	—
Proceeds from insurance settlement	653	300	—

Net cash used in investing activities	(6,147)	(21,528)	(17,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	—	21,254	—
Payments under credit facility borrowings	(1,254)	(20,000)	—
Proceeds from senior secured term loan	—	60,000	—
Payments for debt issuance costs	—	(5,300)	(1,154)
Proceeds from mortgage borrowings	—	—	29,800
Principal payments under mortgage borrowings	(540)	(505)	(202)
Principal payments under capital lease obligations	(636)	(398)	(323)
Proceeds from exercise of stock options	560	477	542

Net cash (used in) provided by financing activities	(1,870)	55,528	28,663

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,573)	(13,404)	(29,381)
CASH AND CASH EQUIVALENTS, beginning of fiscal year	50,306	63,710	93,091

CASH AND CASH EQUIVALENTS, end of fiscal year	$48,733	$50,306	$63,710

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,535	$3,147	$963
Cash paid (refunded) for income taxes	$396	$1,041	$(203)

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at end of period	$836	$1,281	$1,298
Shares issued in connection with lease modification	$—	$1,584	$—
Capital lease transactions for property and equipment	$111	$851	$299

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of February 2, 2013, the Company leased and operated 644 stores in each of the 50 states and Puerto Rico.

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

All references herein to “fiscal 2012”, represent the results of the 53-week fiscal year ended February 2, 2013; to “fiscal 2011”, represent the results of the 52-week fiscal year ended January 28, 2012; and to “fiscal 2010”, represent the results of the 52-week fiscal year ended January 29, 2011. In addition, all references herein to “fiscal 2013”, represent the 52-week fiscal year that will end on February 1, 2014.

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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of money market funds.

Restricted Cash

The Company had no restricted cash as of February 2, 2013. At January 28, 2012, restricted cash included $8.6 million of cash held as collateral to fund letters of credit outstanding under the Company’s former credit facility and it was released within 12 months. See Note 5, “Credit Facility” for further discussion regarding the Company’s former credit facility.

Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market utilizing the retail method. At any given time, inventories include items that have been marked down to management’s best estimate of their fair market value. These estimates are based on a combination of factors, including current selling prices, current and projected inventory levels, current and projected rates of sell-through, known markdown and/or promotional events expected to create a permanent decrease in inventory value, estimated inventory shrink and aging of specific items. Reserves of approximately $1.4 million and $12.7 million have been accrued against existing inventory at February 2, 2013 and January 28, 2012, respectively, and can vary from year to year depending on the timing and nature of markdowns.

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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

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

Revenue Recognition

Sales are recognized upon purchase by customers at the Company’s retail store locations or upon delivery to and acceptance by the customer for orders placed through the Company’s website. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account the Company’s estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is generally recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on the Company’s historical redemption data. Gift card breakage has never been more than 1.0% of sales in any fiscal year. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for each of the three fiscal years in the period ended February 2, 2013, is as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands)
Beginning balance	$356	$376	$419
Provisions	15,328	14,801	15,487
Usage	(15,315)	(14,821)	(15,530)

Ending balance	$369	$356	$376

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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Cost of Goods Sold, including Buying, Distribution and Occupancy Costs

Cost of goods sold includes the landed cost of merchandise and all expenses incurred by the Company’s buying and distribution functions. These costs include inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, depreciation, internal transfer costs, and any other costs borne by the Company’s buying department and distribution center. Occupancy costs include store rents, common area maintenance (“CAM”), as well as store expenses related to telephone service, supplies, repairs and maintenance, insurance, loss prevention, and taxes and licenses. Store rents, including CAM, were approximately $133 million, $135 million and $133 million in fiscal 2012, 2011 and 2010, respectively.

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

Advertising Costs

Costs associated with the production or placement of advertising and other in-store visual and promotional materials, such as signage, banners, photography, design, creative talent, editing, magazine insertion fees and other costs associated with such advertising, are expensed the first time the advertising appears publicly. Advertising costs were approximately $15 million, $14 million and $13 million in fiscal 2012, 2011, and 2010, respectively.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment arrangements, net of an estimated forfeiture rate and generally recognizes compensation cost for those shares expected to vest over the requisite service period of the award. For stock options and stock appreciation rights, the Company generally determines the grant date fair value using the Black-Scholes option pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For restricted stock unit valuation, the Company determines the fair value using the grant date price of the Company’s common stock.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

The Company recorded non-cash, stock-based compensation in the consolidated statement of operations for fiscal 2012, 2011 and 2010 as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands)
Stock-based compensation expense included in cost of goods sold	$666	$992	$1,228
Stock-based compensation expense included in selling, general and administrative expenses	2,170	2,184	2,740

Total stock-based compensation expense	$2,836	$3,176	$3,968

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

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Anti-dilutive options and non-vested shares	2,443,976	2,745,350	2,928,067

Vendor and Merchandise Concentrations

In fiscal 2012 and fiscal 2011, no individual branded vendor accounted for more than 10% of total net sales. In fiscal 2010, Fox Racing merchandise accounted for more than 10% of net sales. No other vendor accounted for more than 10% of total net sales in fiscal 2010.

The merchandise assortment for the Company as a percentage of net sales was as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Men’s Apparel	48%	49%	49%
Women’s Apparel	37%	37%	38%
Accessories and Footwear	15%	14%	13%

Total	100%	100%	100%

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

2.  PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	February 2, 2013	January 28, 2012
	(In thousands)
Leasehold improvements	$219,060	$244,301
Furniture, fixtures and equipment	257,865	270,063
Buildings and building improvements	40,571	40,464
Land	11,228	11,228

Total gross property and equipment	528,724	566,056
Less: Accumulated depreciation and amortization	(403,931)	(416,340)

Property and equipment, net	$124,793	$149,716

3.  IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of the Company’s stores, the Company determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover the Company’s investment in the respective stores. As a result, the Company recorded the following non-cash impairment charges related to its retail stores within the accompanying Consolidated Statements of Operations and Comprehensive Operations, to write-down the carrying value of its long-lived store assets to their estimated fair values.

	Fourth Quarter Ended		Fiscal Year Ended
	February 2, 2013	January 28, 2012	February 2, 2013	January 28, 2012	January 29, 2011
(In thousands)
Impairment charges from continuing operations	$1,268	$1,619	$5,202	$8,788	$10,773
Impairment charges from discontinued operations	—	338	139	5,999	4,838

Total impairment charges	$1,268	$1,957	$5,341	$14,787	$15,611

	February 2, 2013	January 28, 2012
Carrying value of assets tested for impairment	$6,612	$15,335

Carrying value of assets with impairment	$1,673	$3,059

Fair value of assets impaired	$405	$1,102

Number of stores tested for impairment	99	127

Number of stores with impairment	25	28

The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $1.3 million and $2.0 million, respectively, during the fourth fiscal quarters ended February 2, 2013 and January 28, 2012, respectively, and $5.3 million, $14.8 million and $15.6 million, during the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011, respectively. The decrease in the number of stores tested for impairment year-over-year was primarily related to the Company’s recent closure of certain underperforming stores and the improved financial performance of the remaining store base. Based on historical operating performance and the projected outlook for a subset of the stores tested for impairment as of February 2, 2013, the Company believes that the remaining asset value of approximately $5 million, is recoverable.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

4.  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	February 2, 2013	January 28, 2012
	(In thousands)
Derivative liability	$20,082	$20,076
Accrued gift cards	9,520	10,776
Accrued compensation and benefits	13,222	10,687
Sales taxes payable	2,353	3,983
Deferred tax liability	2,261	2,201
Accrued capital expenditures	446	1,281
Other	15,757	19,365

Total other current liabilities	$63,641	$68,369

As disclosed in Note 8, “Shareholders’ Equity,” the Company issued 1,000 shares of its Convertible Series B Preferred Stock (the “Series B Preferred”) in connection with the five-year, $60 million senior secured term loan (the “Term Loan”), funded by an affiliate of Golden Gate Capital. The fair value of the Series B Preferred at issuance was approximately $15 million which was recorded as a derivative liability. As of February 2, 2013, the fair value of the derivative liability was approximately $20.1 million. See Note 9, “Fair Value Measurements – Recurring Fair Value Measurements” for further discussion on the derivative liability.

5.  CREDIT FACILITY

On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “Wells Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (the “Former Credit Facility”). Borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate (as defined in the Wells Credit Facility, 4.0% as of February 2, 2013). Extensions of credit under the Wells Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Wells Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The Wells Credit Facility is secured by liens and security interests with (a) a first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) a second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The Wells Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The Wells Credit Facility is scheduled to mature on December 7, 2016. Although the Company made progress with respect to its comparable store net sales and gross margins in fiscal 2012, if the Company were to experience a decline in same-store sales and gross margins in the future, it may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, the Company believes that its cash flows from operations and working capital will be sufficient to meet its operating and capital expenditure needs for the next twelve months. At February 2, 2013, the Company had no direct borrowings and $12 million in letters of credit outstanding under the Wells Credit Facility. Pursuant to the terms of the Wells Fargo Credit Facility agreement, the Company also may be subject to more frequent debt compliance reporting and certain cash control requirements if its availability under the Wells Fargo Facility falls below $25 million. Although such availability was $23 million at February 2, 2013, Wells Fargo waived the additional reporting and cash control requirements. As of April 5, 2013, the Company had availability above $25 million. The Company is not subject to any financial covenant restrictions under the Wells Credit Facility.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

6.  DEBT

Term Loan

On December 7, 2011, the Company obtained the Term Loan funded by an affiliate of Golden Gate Capital. The Term Loan bears interest at a rate of 5.5% per annum to be paid in cash, due and payable quarterly in arrears, and 7.5% per annum, due and payable-in-kind (“PIK”) annually in arrears, with such PIK interest then due and payable being added to the outstanding principal balance of the Term Loan at the end of each fiscal year, and with adjustments to the cash and PIK portion of the interest rate in accordance with the Term Loan agreement, following principal prepayments. During fiscal 2012, the Company recorded $8 million of interest expense, including approximately $5 million of accrued PIK interest, related to the Term Loan. In fiscal 2011, the Company recorded $1 million of interest expense, including approximately $0.7 million of accrued PIK interest, related to the Term Loan. Annual interest related to the Term Loan for fiscal 2013 is expected to be approximately $9 million, including approximately $5 million of accrued PIK interest. The Term Loan is guaranteed by each of the Company’s subsidiaries and will be guaranteed by any future domestic subsidiaries of the Company. The Term Loan is secured by liens and security interests with (a) a first priority security interest in all long-term assets of the Company and PacSun Stores and all other assets not subject to a first lien and security interest pursuant to the Wells Credit Facility, (b) a first priority pledge of the equity interests of Miraloma and (c) a second priority security interest in all assets of the Company and PacSun Stores subject to a first lien and security interest pursuant to the Wells Credit Facility. The Term Loan also contains covenants substantially identical to those in the Wells Credit Facility. The principal balance and any unpaid interest related to the Term Loan is due on December 7, 2016. Pursuant to the terms of the Wells Fargo Credit Facility agreement, the Company also may be subject to more frequent debt compliance reporting and certain cash control requirements if its availability under the Wells Fargo Facility falls below $25 million. Although such availability was $23 million at February 2, 2013, Golden Gate Capital also waived the additional reporting and cash control requirements. As of April 5, 2013, the Company had availability above $25 million. The Company is not subject to any financial covenant restrictions under the Term Loan.

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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

As of February 2, 2013, the remaining aggregate principal payments due under the Term Loan and the Mortgage Debt are as follows:

	Fiscal Year
	2013	2014	2015	2016	2017	Total
	(In thousands)
Mortgage Debt	$576	$614	$655	$699	$26,010	$28,554
Term Loan (1)	—	—	—	65,338	—	65,338

Total	$576	$614	$655	$66,037	$26,010	$93,892

		Less: Term Loan discount				(13,746)
		Less: current portion of long-term debt				(576)

		Total long-term debt				$79,570

(1) Upon maturity of the Term Loan, $26.7 million of PIK interest will become due and payable, of which, $5.3 million is accrued as of February 2, 2013.

The Company recorded interest expense of $13.3 million and $4.4 million during fiscal 2012 and 2011, respectively.

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

8.  SHAREHOLDERS’ EQUITY

Common Stock

In connection with certain lease modifications during fiscal 2011, the Company issued 900,000 shares of its common stock to one of its landlords. The fair value on the date of issuance was approximately $1.6 million, which has been amortized on a straight-line basis as a component of occupancy costs over the respective rent reduction period.

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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Shareholder Protection Rights Plan

On March 22, 2013, the Company’s Board of Directors adopted a new Shareholder Protection Rights Agreement (the “New Rights Plan”) and declared a dividend of one preferred share purchase right (a “Right”) on each outstanding share of common stock, par value $0.01 per share. The New Rights Plan replaces the previous Shareholder Protection Rights Agreement that was adopted on December 7, 2011, which was amended to expire upon adoption of the New Rights Plan. The dividend was paid to shareholders of record on April 1, 2013, upon certification by the Nasdaq Global Select Market to the SEC that the Rights were approved for listing.

If any person or group acquires between 20% and 50% of the Company’s common stock, the Board of Directors may, at its option, exchange one share of the Company’s common stock for each Right. Under the New Rights Plan, among other things, a person or group which acquires 20% or more of the common stock of the Company will trigger the ability of the shareholders (other than the 20% holder) to exercise the Rights for an exercise price of $10.00 per Right (subject to certain adjustments from time to time) and to purchase a number of shares of common stock with a market value of twice the exercise price of the Rights exercised. The Rights are redeemable at any time by the Company at $0.01 per Right. In addition to the Board of Directors’ redemption, in connection with a “Qualified Offer” (as defined in the New Rights Plan), holders of 10% of the common stock of the Company then outstanding (excluding shares held by the offeror and its affiliates and associates), upon providing proper written notice, may direct the Board of Directors to call a special meeting of shareholders for the purposes of voting on a resolution authorizing the redemption of the Rights pursuant to the provisions of the New Rights Plan. Such meeting must be held on or prior to the 90th business day following the Company’s receipt of such written notice. The New Rights Plan will expire on March 22, 2016 if approved by shareholders and on March 22, 2014 if not approved by shareholders prior to such date.

Stock-Based Compensation

The Company maintains two stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the “Performance Plan”) and (2) the amended and restated Employee Stock Purchase Plan (the “ESPP”). The types of awards that may be granted under the Performance Plan include stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the Performance Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the Performance Plan is ten years after the grant date of the award. As of February 2, 2013, the maximum number of shares of the Company’s common stock that was available for award grants under the Performance Plan was 2.4 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the Performance Plan. The Performance Plan will terminate on March 22, 2015, unless terminated earlier by the Company’s Board of Directors.

The Company accounts for stock-based compensation expense in accordance with ASC Topic 718, “Stock Compensation” (“ASC 718”). The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its stock options. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized during the vesting period. The expected term of options granted is derived primarily from historical data on employee exercises adjusted for expected changes to option terms, if any. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s common stock. The Company records stock-based compensation expense using the straight-line method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. The Company’s stock-based compensation expense resulted from awards of stock options, restricted stock, and stock appreciation rights, as well as from shares issued under the ESPP

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Stock Options

The fair value of the Company’s stock-based compensation activity was determined using the following weighted-average assumptions:

	Fiscal Year
	2012		2011		2010
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Expected term	4 years	0.5 years	4 years	0.5 years	4 years	0.5 years
Expected stock volatility	87% - 88%	71%	83% - 87%	54% - 87%	79% - 82%	60% - 97%
Risk-free interest rates	0.5% - 0.9%	0.1% - 0.2%	0.6% - 1.6%	0.2% - 0.6%	1.0% - 2.0%	0.3% - 0.4%
Expected dividends	$ —	$ —	$ —	$ —	$ —	$ —

Under the Performance Plan, incentive and nonqualified stock options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. A summary of stock option (incentive and nonqualified) activity for fiscal 2012 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value
	(In thousands, except share and per share amounts)
Outstanding at January 28, 2012	2,990,501	$6.61
Granted	20,500	1.71
Exercised	(143,900)	1.64
Forfeited or expired	(479,053)	12.72

Outstanding at February 2, 2013	2,388,048	$5.66	3.6	$61

Vested and expected to vest at February 2, 2013	2,282,511	$5.75	3.5	$58

Exercisable at February 2, 2013	1,373,324	$6.96	3.1	$46

At February 2, 2013, incentive and nonqualified options to purchase 2,388,048 shares were outstanding and 2,441,561 shares were available for future grant under the Company’s stock compensation plans. In each of fiscal 2012, 2011 and 2010, the Company did not recognize tax benefits related to stock based compensation due to a full valuation allowance against various deferred tax assets. See “Income Taxes” in Notes 1 and 9 for further discussion regarding the realizability of the Company’s deferred tax assets and its assessment of a need for a valuation allowance.

The weighted-average grant-date fair value per share of options granted during each of fiscal 2012, 2011 and 2010 was $1.07, $1.65 and $2.91, respectively. There were 143,900, 70,825, and 6,500 stock options exercised during fiscal 2012, 2011, and 2010, respectively. The total intrinsic value of options exercised during fiscal 2012, 2011, and 2010 was $0.3 million, $0.2 million and $0.1 million, respectively.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Restricted Stock Awards

A summary of service-based restricted stock awards activity under the Performance Plan for fiscal 2012 is presented in the following table. Except as described below, such restricted stock awards contain a service-based restriction as to vesting. These awards generally vest over four years with 25% of the grant vesting each year on the anniversary of the grant date.

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 28, 2012	765,523	$3.91
Granted	1,580,782	1.75
Vested	(201,518)	4.35
Forfeited	(348,844)	2.87

Outstanding at February 2, 2013	1,795,943	$2.16

The weighted-average grant-date fair value per share of service-based restricted stock awards granted during each of fiscal 2012, 2011 and 2010 was $1.75, $3.46 and $4.90, respectively. The total fair value of awards vested during fiscal 2012, 2011 and 2010 was $0.4 million, $0.4 million and $0.8 million, respectively.

During fiscal 2012, the Company granted 675,000 performance-based restricted stock awards which only vest upon the achievement of certain financial targets. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during fiscal 2012 was $1.77. There were no performance-based restricted stock awards granted in either fiscal 2011 or 2010.

Restricted Stock Units

A summary of restricted stock units activity under the Performance Plan for fiscal 2012 is presented below. Restricted stock units contain a service-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 28, 2012	150,000	$3.19
Granted	125,000	1.57
Released	(125,000)	3.19
Forfeited	(25,000)	3.19

Outstanding at February 2, 2013	125,000	$1.57

The weighted-average grant-date fair value per share of restricted stock units granted during each of fiscal 2012, 2011 and 2010 was $1.57, $3.19 and $3.68, respectively. The total fair value of the restricted stock units released during each of fiscal 2012, 2011 and 2010 was $0.2 million, $0.5 million, and $1.1 million, respectively.

Stock-based compensation expense recognized related to nonvested stock options, restricted stock awards and restricted stock units during fiscal 2012, 2011 and 2010, was $2.8 million, $3.2 million and $4.0 million, respectively. At February 2, 2013, the Company had approximately $3 million of compensation cost related to non-vested stock options, restricted stock awards and restricted stock units not yet recognized. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

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

The Company recognized $0.1 million, $0.1 million and $0.2 million in compensation expense related to the ESPP for each of fiscal 2012, 2011 and 2010, respectively. During fiscal 2012, 2011 and 2010, the Company issued 236,668, 212,025 and 189,170 shares at an average price of $1.50, $1.58 and $2.90, respectively, under the ESPP.

9. INCOME TAXES

The components of income tax expense (benefit) for the fiscal periods presented are as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands)
Current income taxes:
Federal	$—	$(127)	$268
State	825	1,516	1,692

Total current	825	1,389	1,960
Deferred income taxes:
Federal	—	—	—
State	23	(357)	(896)

Total deferred	23	(357)	(896)

Total income tax expense	$848	$1,032	$1,064

Included in fiscal 2012, 2011 and 2010 current income taxes, were tax benefits from uncertain tax positions of approximately $0 million, $0.2 million and $0.3 million, respectively.

A reconciliation of income tax expense (benefit) to the amount of income tax expense (benefit) that would result from applying the federal statutory rate to income from continuing operations before income taxes for the fiscal periods presented was as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands)
Benefit for income taxes at statutory rate	$(17,979)	$(28,380)	$(27,208)
State income taxes, net of federal income tax benefit	(881)	(1,209)	(1,387)
Valuation allowance	19,415	28,958	29,745
Derivative liability	2	1,764	—
Other	291	(101)	(86)

Total income tax expense	$848	$1,032	$1,064

PACIFIC SUNWEAR OF CALIFORNIA, INC.

The major components of the Company’s overall net deferred tax asset of approximately $4 million and $5 million at February 2, 2013 and January 28, 2012, respectively, were as follows:

	February 2, 2013	January 28, 2012
	(In thousands)
Current net deferred tax asset	$5,238	$3,782
Noncurrent net deferred tax asset	122,827	104,629

	128,065	108,411
Valuation allowance	(123,920)	(103,777)

Total net deferred tax asset	$4,145	$4,634

Deferred tax assets:
Net operating loss and tax credit carryforwards	$113,264	$97,206
Deferred lease incentives	6,047	7,395
Deferred rent	6,506	6,442
Deferred and stock-based compensation	4,516	3,795
Inventory cost capitalization	2,635	2,536
Sublease loss reserves	—	114
Other	4,931	3,470

	137,899	120,958
Deferred tax liabilities:
Depreciation and amortization	$(6,165)	$(8,762)
Prepaid expenses	(2,219)	(2,164)
State income taxes	(1,450)	(1,621)

	(9,834)	(12,547)

Net deferred taxes before valuation allowance	128,065	108,411
Less: valuation allowance	(123,920)	(103,777)

Total net deferred tax asset	$4,145	$4,634

In accordance with ASC 740, “Income Taxes” (“ASC 740”), and as a result of continued pre-tax operating losses, a full valuation allowance was established by the Company during the fourth quarter of 2009 and continues to be maintained on all federal and the majority of state and local jurisdiction net deferred tax assets. The Company has discontinued recognizing income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As of the year ended February 2, 2013, the Company did not record a valuation allowance against various deferred tax assets related to separate filing jurisdictions of $4.1 million as the Company concluded it is more likely than not these deferred tax assets will be utilized before expiration. As of the year ended February 2, 2013, federal valuation allowances and state valuation allowances against deferred tax assets were $100.6 million and $23.3 million, respectively. The Company recorded the $20.1 million change in valuation allowance with a continuing operations valuation allowance provision of $19.4 million. The $0.7 million difference between the balance sheet change in valuation allowance and continuing operations valuation allowance provision relates to the discontinued operations valuation benefit and the federal benefit of the state valuation allowance provision.

As of February 2, 2013, the Company had tax effected federal net operating losses (“NOLs”) of approximately $88.8 million available to offset future federal taxable income. In addition, as of February 2, 2013 the Company had tax effected state NOLs of approximately $19.9 million available to offset future state taxable income. Federal and state NOLs will expire at various times and in varying amounts in our fiscal tax years 2013 through 2030. The Company also had federal and Kansas credit carryforwards of approximately $0.4 million and $4.2 million, respectively. The Company’s federal and Kansas carryforwards will begin to expire in 2029 and 2017, respectively.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the year ended February 2, 2013. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be significantly limited.

As of February 2, 2013 and January 28, 2012, unrecognized income tax benefits accounted for under ASC 740 totaled approximately $0.3 million at each date. Of those amounts at each date, approximately $0.2 million represent unrecognized tax benefits that would, if recognized, favorably affect the Company’s effective income tax rate in any future periods. The Company does not anticipate that total unrecognized tax benefits will change significantly in the next twelve months.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (including interest and penalties) at February 2, 2013, January 28, 2012, and January 29, 2011:

	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands)
Unrecognized tax benefits, opening balance	$313	$493	$839
Gross increases — tax positions in prior period	11	271	489
Gross decreases — tax positions in prior period	—	(30)	(644)
Gross increases — tax positions in current period	—	—	—
Settlements	—	(420)	(120)
Lapse of statute of limitations	—	(1)	(71)

Unrecognized tax benefits, ending balance	$324	$313	$493

Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and totaled less than $0.1 million for fiscal 2012. Accrued interest and penalties were not material as of February 2, 2013 and January 28, 2012, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and multiple other state and local jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2006 and, with few exceptions, is no longer subject to state and local examinations for years before 2007. In fiscal 2011, an examination of our income tax returns for the 2007 and 2008 tax years was completed by the Internal Revenue Service resulting in a proposed tax adjustment of $4.5 million. In fiscal 2012, the Company resolved this issue with the Internal Revenue Service resulting in no tax due.

10.  FAIR VALUE MEASUREMENTS

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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

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

Recurring Fair Value Measurements

Derivative Liability

The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions:

	February 2, 2013	January 28, 2012
Conversion price	$1.75	$1.75
Expected volatility	68%	64%
Expected term (in years)	8.85	9.87
Risk free interest rate	2.04%	1.93%
Expected dividends	$—	$—

The following table presents the activity recorded for the derivative liability during the fiscal periods as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
	(In thousands)
Beginning balance	$20,076	$—
Issuance of Series B Preferred Stock	—	15,037
Loss on change in fair value	6	5,039

Ending balance	$20,082	$20,076

The derivative liability is included in other current liabilities in the accompanying Consolidated Balance Sheet. Changes in the fair value of the derivative liability are included in loss on derivative liability in the accompanying Consolidated Statement of Operations and Comprehensive Operations.

Money Market Funds

As of February 2, 2013, the Company had no money market funds compared to $19.8 million held in money market funds at January 28, 2012. The fair value of money market funds is determined based on “Level 1” inputs in accordance with ASC 820, which consist of quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

Non-Recurring Fair Value Measurements

On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs including, but not limited to, moderate comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During fiscal 2012, 2011 and 2010 the Company recorded $5.3 million, $14.8 million and $15.6 million of impairment charges in the accompanying Consolidated Statements of Operations and Comprehensive Operations.

Fair Value of Other Financial Instruments

The provisions of ASC 825, “Financial Instruments” (“ASC 825”), provide companies with an option to report selected financial assets and liabilities at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We have not elected to apply the fair value option to any specific financial assets or liabilities.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

The table below details the fair values and carrying values for mortgage debt and the components of long-term debt as of February 2, 2013, and January 28, 2012. These fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of these financial instruments.

	February 2, 2013
	Carrying value	Fair value
	(In thousands)
Mortgage Debt	$28,554	$28,452
Term Loan	65,338	64,206
Term Loan discount	(13,746)	(13,746)

	$80,146	$78,912

	January 28. 2012
	Carrying value	Fair value
	(In thousands)
Mortgage Debt	$29,093	$28,997
Term Loan	60,650	59,589
Term Loan discount	(15,294)	(15,294)

	$74,449	$73,292

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value due to their short maturities. The fair value of long-term debt is estimated based on discounting future cash flows utilizing current rates for debt of a similar type and remaining maturity.

11.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its retail stores and certain equipment under operating lease agreements expiring at various dates through May 2023. Many of its retail store leases require the Company to pay CAM charges, insurance, property taxes and percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at the Company’s discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed $1 million or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, the Company is not required to make payments to landlords in order to exercise its cancellation rights under these provisions. The Wells Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the stores the Company is projecting to close by the end of fiscal 2013. None of the Company’s retail store leases contain purchase options.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

As of February 2, 2013, minimum future rental commitments under non-cancelable operating leases were as follows (in thousands):

Fiscal year ending:
February 1, 2014	76,634
January 31, 2015	70,261
January 30, 2016	57,880
January 28, 2017	43,547
January 27, 2018	36,583
Thereafter	60,839

Total future operating lease commitments	$345,744

The table above does not include CAM charges, which are also a required contractual obligation under many of the Company’s store operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Store rents, including CAM, were approximately $133 million, $135 million and $133 million in fiscal 2012, 2011 and 2010, respectively. Of these amounts, $7 million in 2012, $4 million in 2011, and $2 million in 2010, were paid as percentage rent based on sales volume. The Company expects total CAM charges to continue to increase from year to year or as long-term leases come up for renewal at current market rates in excess of original lease terms.

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

The Company is also involved from time to time in other litigation incidental to its business. The Company currently cannot assess whether the outcome of current litigation will not likely have a material adverse effect on its results of operations or financial condition and, from time to time, the Company may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have a material adverse effect on the Company’s operating results.

Indemnities, Commitments, and Guarantees

During the normal course of business, the Company agreed to certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees

PACIFIC SUNWEAR OF CALIFORNIA, INC.

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

Letters of Credit

The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $12 million and $13 million outstanding at February 2, 2013 and January 28, 2012, respectively, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

12.  RETIREMENT PLANS

The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. Vested participant balances are included in other long-term liabilities and were approximately $2 million as of February 2, 2013 and January 28, 2012. The Company made no contributions to the Executive Plan during fiscal 2012, 2011 and 2010.

The Company also maintains an Employee Savings Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering substantially all employees who have reached age 21. The 401(k) Plan is funded by participant contributions and Company matching contributions. The Company made contributions to the 401(k) Plan, net of forfeitures, of approximately $1.2 million, $1.1 million, and $1 million in fiscal 2012, 2011, and 2010, respectively.

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

14.  DISCONTINUED OPERATIONS

In accordance with ASC Topic 205, “Presentation of Financial Statements-Discontinued Operations” (“ASC 205”), the Company has presented the results of operations of its closed stores as discontinued operations for all periods presented. During fiscal 2012, 2011 and 2010, the Company closed 92, 119 and 44 underperforming stores, respectively. If the cash flow of the closed store was determined not to be significant to ongoing operations, and the cash inflows of nearby stores were not expected to increase significantly, the results of operations of the closed store are included in discontinued operations. The following table details the operating results included in discontinued operations for the periods presented:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands)
Net sales	$55,206	$118,891	$153,640
Cost of goods sold, including buying, distribution and occupancy costs	40,539	97,303	123,345

Gross margin	14,667	21,588	30,295
Selling, general and administrative expenses	14,464	46,535	48,632

Operating income (loss)	203	(24,947)	(18,337)
Income expense (benefit)	59	(642)	(490)

Income (loss) from discontinued operations	$144	$(24,305)	$(17,847)

PACIFIC SUNWEAR OF CALIFORNIA, INC.

15.   QUARTERLY FINANCIAL DATA

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR ENDED FEBRUARY 2, 2013:
Net sales	$162,263	$197,291	$215,478	$228,039
Gross margin	38,117	54,146	60,502	48,215
(Loss) income from continuing operations	(15,164)	(17,977)	3,391	(22,468)
(Loss) income from discontinued operations	(459)	439	(2,443)	2,607
Net (loss) income	(15,623)	(17,538)	948	(19,861)
(Loss) income per share from continuing operations, basic and diluted	(0.22)	(0.27)	0.05	(0.33)
(Loss) income per share from discontinued operations, basic and diluted	(0.01)	0.01	(0.04)	0.04
Net (loss) income per share, basic and diluted	(0.23)	(0.26)	0.01	(0.29)
Weighted-average shares outstanding	67,583	67,738	67,914	68,005

FISCAL YEAR ENDED JANUARY 28, 2012:
Net sales	$159,526	$187,332	$211,811	$218,668
Gross margin	31,341	44,631	52,053	42,156
Loss from continuing operations	(26,763)	(16,336)	(12,359)	(26,660)
Loss from discontinued operations	(4,707)	(2,923)	(5,243)	(11,432)
Net loss	(31,470)	(19,259)	(17,602)	(38,092)
Loss per share from continuing operations, basic and diluted	(0.41)	(0.25)	(0.18)	(0.39)
Loss per share from discontinued operations, basic and diluted	(0.07)	(0.04)	(0.08)	(0.17)
Net loss per share, basic and diluted	(0.48)	(0.29)	(0.26)	(0.56)
Weighted-average shares outstanding	66,203	66,344	66,855	67,428

Income (loss) per share amounts are computed for each of the quarters presented based on basic and diluted shares outstanding and, therefore, may not sum to the totals for the year.

INDEX TO EXHIBITS

Incorporated by Reference

Exhibit #	Exhibit Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04
3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98
3.3	Certificate of Determination of Preferences of Convertible Series B Preferred Stock	8-K	12/7/11
3.3	Fifth Amended and Restated Bylaws of the Company	8-K	4/3/09
4.1	Specimen stock certificate	S-1	2/4/93
4.2	Shareholder Protection Rights Agreement, dated as of December 7, 2011, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise	8-K	12/7/11
4.2.1	Amendment No. 1 to Shareholder Protection Rights Agreement	8-K	3/26/13
4.3	Shareholder Protection Rights Agreement, dated as of March 22, 2013, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise	8-K	3/26/13
10.1*	Form of Indemnity Agreement between the Company and each of its executive officers and directors	S-1	2/4/93
10.2*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan and Trust Agreement	10-K	3/17/95
10.3*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective May 30, 2001	10-K	4/1/09
10.4*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective December 31, 2008 (subject to section 409A deferrals)	10-K	4/1/09
10.5*	Amended and Restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan dated March 24, 2004	10-Q	5/21/04
10.6*	Pacific Sunwear of California, Inc. 2005 Performance Incentive Plan	8-K	5/24/05
10.7*	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004	10-Q	12/9/04
10.8*	Form of Performance-Based Bonus Award Agreement	10-Q	12/9/04
10.9*	Form of Notice of Director Stock Appreciation Right Award Agreement	8-K	5/23/06
10.10*	Form of Notice of Employee Stock Appreciation Right Award Agreement	8-K	5/23/06
10.11*	Form of Notice of Employee Restricted Stock Award Agreement	8-K	5/23/06
10.12*	Pacific Sunwear of California, Inc. Executive Severance Plan, as amended and restated as of November 20, 2008	10-K	4/1/09

10.13*	Employment Agreement, dated as of June 16, 2009, between the Company and Gary H. Schoenfeld	8-K	6/17/09
10.13.1*	Employment Agreement, dated as of March 20, 2012, between the Company and Gary H. Schoenfeld	8-K	3/20/12
10.14+	Summary of Board of Directors’ Compensation for fiscal 2013
10.15+	Summary of Named Executive Officers Annual Compensation for fiscal 2013
10.16	Credit Agreement, dated as of April 29, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, BB&T Company, U.S. Bank National Association and Wells Fargo Foothill, Inc., as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Book runners and Joint Lead Arrangers, and a syndicate of other lenders	8-K	5/2/08
10.17	Security Agreement, dated as of April 29, 2008, by the Company, Pacific Sunwear Stores Corp., Miraloma Corp., and certain future subsidiaries of the Company, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	5/2/08
10.18	First Amendment to Credit Agreement, dated as of August 1, 2008, with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of other lenders	10-Q	8/29/08
10.19	Trust Indenture, dated as of July 17, 2007, between the City of Olathe, Kansas and U.S. Bank National Association, as Trustee	8-K	7/23/07
10.20	Lease Agreement, dated as of July 17, 2007, between the City of Olathe, Kansas and Pacific Sunwear Stores Corp.	8-K	7/23/07
10.21	Promissory Note Secured by a Deed of Trust, dated August 20, 2010, executed by Miraloma Borrower Corporation in favor of American National Insurance Company	8-K	8/24/10

Incorporated by Reference

Exhibit #	Exhibit Description	Form	Filing Date
10.22	Deed of Trust, Assignment of Rents and Security Agreement, dated August 20, 2010, executed by Miraloma Borrower Corporation in favor of American National Insurance Company	8-K	8/24/10
10.23	Promissory Note, dated August 20, 2010, executed by Pacific Sunwear Stores Corp. in favor of American National Insurance Company	8-K	8/24/10
10.24	Mortgage Security Agreement, Financing Statement and Fixture Filing, dated August 20, 2010, executed by Pacific Sunwear Stores Corp. in favor of American National Insurance Company	8-K	8/24/10
10.25	Absolute, Unconditional Guaranty, dated August 20, 2010, executed by Pacific Sunwear of California, Inc. in favor of American National Insurance Company	8-K	8/24/10
10.26	$100,000,000 Credit Agreement, dated as of December 7, 2011, among the Company and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and Swing Line Lender, and Wells Fargo Capital Finance, LLC., as Syndication Agent, Documentation Agent, Sole Lead Arranger and Sole Bookrunner, and between Pacific Sunwear Stores Corp. and Wells Fargo Bank N.A.	8-K	12/7/11
10.27	Guaranty, dated as of December 7, 2011, between Miraloma Borrower Corp. and Wells Fargo Bank N.A.	8-K	12/7/11
10.28	Security Agreement, dated as of December 7, 2011, among the Company, Pacific Sunwear Stores Corp. and Wells Fargo Bank, N.A.	8-K	12/7/11
10.29	$60,000,000 Credit Agreement, dated as of December 7, 2011, among the Company and certain subsidiaries of the Company, as guarantors, and PS Holdings Agency Corp., as Administrative Agent, and the other lenders party thereto.	8-K	12/7/11
10.29.1	First Amendment to the Credit Agreement, dated as of April 2, 2012, between the Company and PS Holdings Agency Corp., as agent, and PS Holdings of Delaware, LLC- Series A and PS Holdings of Delaware, LLC – Series B, as lenders	10-K	4/3/12
10.30	Facility Guaranty, dated as of December 7, 2011, between Pacific Sunwear Stores Corp. and PS Holdings Agency Corp.	8-K	12/7/11
10.31	Unsecured Guaranty, dated as of December 7, 2011, between Miraloma Borrower Corporation and PS Holdings Agency Corp.	8-K	12/7/11
10.32	Security Agreement, dated as of December 7, 2011, among the Company and certain subsidiaries of the Company and PS Holdings Agency Corp.	8-K	12/7/11
10.33	Stock Purchase and Investor Rights Agreement, dated as of December 7, 2011, between the Company and PS Holdings of Delaware, LLC – Series A	8-K	12/7/11
10.33.1	First Amendment to the Stock Purchase and Investor Rights Agreement, dated as of April 2, 2012, between the Company and PS Holdings, of Delaware, LLC-Series A	8-K	4/3/12
10.34	Registration Rights Agreement, dated as of December 7, 2011, between the Company and PS Holdings of Delaware, LLC – Series A	8-K	12/7/11
21.1+	Subsidiaries of the Registrant
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Written statements of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Written statement of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement
**	These interactive files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under these sections.
+	Filed herewith