Form 10-Q
period 2013-05-04
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2013-06-07
CIK 874841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 4, 2013

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

On June 3, 2013, the registrant had 68,404,946 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

FORM 10-Q

For the Quarter Ended May 4, 2013

Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets—May 4, 2013 and February 2, 2013	3
Condensed Consolidated Statements of Operations and Comprehensive Operations—First quarters (13 weeks) ended May 4, 2013 and April 28, 2012, respectively	4
Condensed Consolidated Statements of Cash Flows—First quarters (13 weeks) ended May 4, 2013 and April 28, 2012, respectively	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	22
Item 6. Exhibits	23
SIGNATURE PAGE	24
EX-31.1
EX-32.1
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	May 4, 2013	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,658	$48,733
Inventories	103,671	90,681
Prepaid expenses	14,863	12,815
Other current assets	3,016	2,912

Total current assets	139,208	155,141

Property and equipment, net	118,442	124,793
Deferred income taxes	6,244	6,244
Other assets	27,222	27,634

TOTAL ASSETS	$291,116	$313,812

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$47,321	$49,993
Other current liabilities	68,017	63,641

Total current liabilities	115,338	113,634

LONG-TERM LIABILITIES:
Deferred lease incentives	13,342	14,401
Deferred rent	15,937	16,133
Long-term debt	79,937	79,570
Other long-term liabilities	25,715	25,714

Total long-term liabilities	134,931	135,818

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 68,394,234 and 68,092,639 shares issued and outstanding, respectively	684	681
Additional paid-in capital	20,762	20,097
Retained earnings	19,401	43,582

Total shareholders’ equity	40,847	64,360

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$291,116	$313,812

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE OPERATIONS

(Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	For the First Quarter Ended
	May 4, 2013	April 28, 2012
Net sales	$169,838	$162,263
Cost of goods sold, including buying, distribution and occupancy costs	127,133	124,146

Gross margin	42,705	38,117

Selling, general and administrative expenses	53,815	55,945

Operating loss	(11,110)	(17,828)

Loss (gain) on derivative liability	9,290	(6,333)
Interest expense, net	3,547	3,309

Loss from continuing operations before income taxes	(23,947)	(14,804)

Income taxes	234	360

Loss from continuing operations	(24,181)	(15,164)
Loss from discontinued operations, net of income taxes	—	(459)

Net loss	$(24,181)	$(15,623)

Comprehensive loss	$(24,181)	$(15,623)

Loss from continuing operations per share:
Basic and Diluted	$(0.35)	$(0.22)

Loss from discontinued operations per share:
Basic and Diluted	$—	$(0.01)

Net loss per share:
Basic and Diluted	$(0.35)	$(0.23)

Weighted-average shares outstanding:
Basic and Diluted	68,242,222	67,582,670

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, All Amounts in Thousands)

	For the First Quarter Ended
	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,181)	$(15,623)
Adjustments to reconcile net loss to net cash from operating activities:

Depreciation and amortization	6,808	8,746
Asset impairment	861	1,489
Loss on disposal of property and equipment	26	65
Loss (gain) on derivative liability	9,290	(6,333)
Amortization of debt discount	517	412
Non-cash stock-based compensation	994	812
Change in assets and liabilities:
Inventories	(12,990)	(15,129)
Other current assets	(2,151)	(3,921)
Other assets	412	355
Accounts payable	(2,672)	2,850
Other current liabilities	(5,461)	(4,169)
Deferred lease incentives	(1,059)	(692)
Deferred rent	(196)	(36)
Other long-term liabilities	98	(183)

Net cash used in operating activities	(29,704)	(31,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,114)	(4,713)
Restricted cash	—	8,288
Proceeds from insurance settlement	—	653

Net cash used in investing activities	(1,114)	4,228

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under credit facility borrowings	—	(1,254)
Principal payments under mortgage borrowings	(140)	(132)
Principal payments under capital lease obligations	(125)	(196)
Proceeds from exercise of stock options	8	—

Net cash used in financing activities	(257)	(1,582)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,075)	(28,711)
CASH AND CASH EQUIVALENTS, beginning of period	48,733	50,306

CASH AND CASH EQUIVALENTS, end of period	$17,658	$21,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$945	$819
Cash paid for income taxes	$163	$228
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at end of period	$674	$1,665
Capital lease transactions for property and equipment	$—	$72

See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of May 4, 2013, the Company leased and operated 638 stores in each of the 50 states and Puerto Rico.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (“fiscal 2012”) filed with the SEC. The Condensed Consolidated Financial Statements include the accounts of Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (Pacific Sunwear Stores Corp., a California corporation (“PacSun Stores”) and Miraloma Borrower Corporation, a Delaware corporation (“Miraloma”)). All intercompany transactions have been eliminated in consolidation.

In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the Company’s fiscal quarter ended May 4, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014 (“fiscal 2013”).

The results of continuing operations for all periods presented in these Condensed Consolidated Financial Statements exclude the financial impact of discontinued operations. See Note 12, “Discontinued Operations” for further discussion related to discontinued operations presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Information regarding significant accounting policies is contained in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2012. Presented below in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that Report.

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

	For the First quarter Ended
	(In thousands)
	May 4, 2013	April 28, 2012
Impairment charges from continuing operations	$861	$1,464
Impairment charges from discontinued operations	—	25

Total impairment charges	$861	$1,489

	May 4, 2013	April 28, 2012
	(In thousands)
Carrying value of assets tested for impairment	$4,208	$13,497

Carrying value of assets with impairment	$1,714	$2,826

Fair value of assets impaired	$853	$1,337

Number of stores tested for impairment	75	119

Number of stores with impairment	14	25

The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $0.9 million and $1.5 million, respectively, during the quarters ended May 4, 2013 and April 28, 2012. The decrease in the number of stores tested for impairment year-over-year was primarily related to the Company’s closure of certain underperforming stores in fiscal 2012. Based on historical operating performance and the projected outlook for these stores, the Company believes that the remaining asset value of approximately $1 million, as of May 4, 2013, is recoverable.

5. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	May 4, 2013	February 2, 2013
	(In thousands)
Derivative liability	$29,372	$20,082
Accrued gift cards	7,734	9,520
Accrued compensation and benefits	10,316	13,222
Sales taxes payable	2,292	2,353
Deferred tax liability	2,261	2,261
Accrued capital expenditures	674	446
Other	15,368	15,757

Total other current liabilities	$68,017	$63,641

As disclosed in Note 8, the Company issued 1,000 shares of its Convertible Series B Preferred Stock (the “Series B Preferred”) in connection with the five-year, $60 million senior secured term loan (the “Term Loan”), funded by an affiliate of Golden Gate Capital. The fair value of the Series B Preferred at issuance was approximately $15 million which was recorded as a derivative liability. As of May 4, 2013, the fair value of the derivative liability was approximately $29 million. See Note 9, “Fair Value Measurements – Recurring Fair Value Measurements” for further discussion on the derivative liability.

6. DEBT

Credit Facility

On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “Wells Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (the “Former Credit Facility”). Borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate (as defined in the Wells Credit Facility, 4.0% as of May 4, 2013). Extensions of credit under the Wells Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Wells Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The Wells Credit Facility is secured by liens and security interests with (a) a first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) a second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The Wells Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The Wells Credit Facility is scheduled to mature on December 7, 2016. Although the Company made progress with respect to its comparable store net sales and gross margins in fiscal 2012, if the Company were to experience a decline in same-store sales and gross margins in the future, it may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund its operations, which sources might not be available. Based on current forecasts, the Company believes that its cash flows from operations and working capital will be sufficient to meet its operating and capital expenditure needs for the next twelve months. At May 4, 2013, the Company had no direct borrowings and $11 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under the Wells Credit Facility at May 4, 2013 was approximately $45 million. The Company is not subject to any financial covenant restrictions under the Wells Credit Facility.

Term Loan

On December 7, 2011, the Company obtained the Term Loan funded by an affiliate of Golden Gate Capital. The Term Loan bears interest at a rate of 5.5% per annum to be paid in cash, due and payable quarterly in arrears, and 7.5% per annum, due and payable in kind (“PIK”) annually in arrears, with such PIK interest then due and payable being added to the outstanding principal balance of the Term Loan at the end of each fiscal year, and with adjustments to the cash and PIK portion of the interest rate in accordance with the Term Loan agreement, following principal prepayments. Annual cash interest for fiscal 2013 is expected to be approximately $4 million. The Term Loan is guaranteed by each of the Company’s subsidiaries and will be guaranteed by any future domestic subsidiaries of the Company. The Term Loan is secured by liens and security interests with (a) a first priority security interest in all long-term assets of the Company and PacSun Stores and all other assets not subject to a first lien and security interest pursuant to the Wells Credit Facility, (b) a first priority pledge of the equity interests of Miraloma and (c) a second priority security interest in all assets of the Company and PacSun Stores subject to a first lien and security interest pursuant to the Wells Credit Facility. The Term Loan also contains covenants substantially identical to those in the Wells Credit Facility. The principal balance and any unpaid interest related to the Term Loan is due on December 7, 2016. The Company is not subject to any financial covenant restrictions under the Term Loan.

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

The Company recorded interest expense of $3.5 million and $3.3 million during the first quarters of fiscal 2013 and 2012, respectively.

7. INCOME TAXES

The provisions codified within ASC 740 require companies to assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In accordance with ASC 740, a full valuation allowance was established during the fourth quarter of fiscal 2009 and continues to be maintained on all federal and the majority of state deferred tax assets. Remaining net state deferred tax assets of approximately $4 million were not reserved as the Company concluded it is more likely than not that these net deferred tax assets would be utilized before expiration. The Company has discontinued recognizing federal and certain state income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets.

The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the quarter ended May 4, 2013. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be significantly limited.

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

Stock-Based Compensation

The Company maintains two stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the “Performance Plan”) and (2) the amended and restated Employee Stock Purchase Plan (the “ESPP”). The types of awards that may be granted under the Performance Plan include stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the Performance Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the Performance Plan is ten years after the grant date of the award. As of May 4, 2013, the maximum number of shares of the Company’s common stock that was available for award grants under the Performance Plan was 2.5 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for other award grants under the Performance Plan. The Performance Plan will terminate on March 22, 2015, unless terminated earlier by the Company’s Board of Directors.

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

Stock Options

The fair value of the Company’s stock-based compensation activity was determined using the following weighted-average assumptions:

For the First Quarter Ended
April 28, 2012
Expected life	4 years
Expected volatility	87%
Risk-free interest rate	0.92%
Expected dividends	$—

Under the Performance Plan, incentive and nonqualified stock options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. No stock options were granted by the Company during the first quarter of fiscal 2013. A summary of stock option (incentive and nonqualified) activity for the first quarter of fiscal 2013 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000s)
Outstanding at February 2, 2013	2,388,048	$5.66
Granted	—	—
Exercised	(4,500)	1.64
Forfeited or expired	(36,593)	10.58

Outstanding at May 4, 2013	2,346,955	$5.59	3.4	$180

Vested and expected to vest at May 4, 2013	2,304,447	$5.63	3.3	$173

Exercisable at May 4, 2013	1,387,264	$6.78	3.0	$138

The weighted-average grant-date fair value per share of options granted during the first quarter of fiscal 2012 was $1.10. There were no stock options granted in the first quarter of fiscal 2013. There were 4,500 and no stock options exercised during the first quarters of fiscal 2013 and 2012, respectively. The total intrinsic value of options exercised during the first quarter of fiscal 2013 was immaterial.

Restricted Stock Awards

A summary of service-based restricted stock awards activity under the Performance Plan for the first quarter of fiscal 2013 is presented in the following table. Except as described below, such restricted stock awards contain a service-based restriction as to vesting. These awards generally vest over four years with 25% of the grant vesting each year on the anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 2, 2013	1,795,943	$2.16
Granted	120,000	2.16
Vested	(437,090)	2.28
Forfeited or expired	(3,527)	1.77

Outstanding at May 4, 2013	1,475,326	$2.13

The weighted-average grant-date fair value per share of service-based restricted stock awards granted during the first quarters of fiscal 2013 and 2012 was $2.16 and $1.77, respectively. The total fair value of awards vested during the first quarters of fiscal 2013 and 2012 was $1.0 million and $0.3 million, respectively.

During the first quarter of fiscal 2012, the Company granted 675,000 performance-based restricted stock awards which only vest upon the achievement of certain financial targets. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during fiscal 2012 was $1.77. There were no performance-based restricted stock awards granted in the first quarter of fiscal 2013.

Restricted Stock Units

A summary of restricted stock units activity under the Performance Plan for the first quarter of fiscal 2013 is presented below. Restricted stock units contain a service-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 2, 2013	125,000	$1.57
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Outstanding at May 4, 2013	125,000	$1.57

Stock-based compensation expense recognized related to nonvested stock options, restricted stock awards and restricted stock units during each of the first quarters of fiscal 2013 and 2012 was $1.0 million and $0.8 million, respectively.

At May 4, 2013, the Company had approximately $2.9 million of stock-based compensation cost related to nonvested stock options, service-based restricted stock awards and restricted stock units expected to be recognized over a weighted-average period of approximately 2.4 years.

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

The Company’s purchase periods fall in the second fiscal quarter and the fourth fiscal quarter. There were no purchases in the first quarter of fiscal 2013.

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

Recurring Fair Value Measurements

Derivative Liability

The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions:

	May 4, 2013	February 2, 2013
Conversion price	$1.75	$1.75
Expected volatility	69%	68%
Expected term (in years)	8.60	8.85
Risk free interest rate	1.48%	2.04%
Expected dividends	$—	$—

The following table presents the activity recorded for the derivative liability during the first quarter ended:

May 4, 2013
(In thousands)
Beginning balance as of February 2, 2013	$20,082
Loss on change in fair value	9,290

Ending balance as of May 4, 2013	$29,372

The derivative liability is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet. Changes in the fair value of the derivative liability are included in loss (gain) on derivative liability in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Operations.

Money Market Funds

As of May 4, 2013, and February 2, 2013, the Company had no money market funds. The fair value of money market funds is determined based on Level 1 inputs which consist of quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. Money market funds are included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet.

Non-Recurring Fair Value Measurements

On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs including, but not limited to, moderate comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During the first quarter of fiscal 2013 and 2012 the Company recorded $0.9 million and $1.5 million of impairment charges, respectively, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.

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

Letters of Credit

The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $11 million and $26 million outstanding at May 4, 2013 and April 28, 2012 respectively, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.

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

12. DISCONTINUED OPERATIONS

In accordance with ASC Topic 205, “Presentation of Financial Statements- Discontinued Operations” (“ASC 205”), the Company has presented the results of operations of its closed stores as discontinued operations for all periods presented. During the first quarters of fiscal 2013 and 2012, the Company closed seven and five underperforming stores, respectively. If the cash flow of the closed store was determined not to be significant to ongoing operations, and the cash inflows of nearby stores were not expected to increase significantly, the results of operations of the closed store are included in discontinued operations. The following table details the operating results included in discontinued operations for the periods presented:

For the First Quarter Ended April 28, 2012
Net sales	$11,561
Cost of goods sold, including buying, distribution and occupancy costs	8,693

Gross margin	2,868
Selling, general and administrative expenses	3,320

Operating loss	(452)
Income taxes	7

Loss from discontinued operations	$(459)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Report.

Cautionary Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended February 2, 2013 (our “2012 Annual Report”), we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this Report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

•	our capital expenditure plans for fiscal 2013; and

•	potential recording of non-cash impairment charges for underperforming stores in future quarters.

All forward-looking statements included in this Report are based on information available to us as of the date hereof, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See Item 1A, Risk Factors, in our 2012 Annual Report, which are hereby incorporated by reference in this Report for a discussion of these risks and uncertainties. We assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Annual Report.

Results of Operations

Continuing Operations

The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal years indicated. The table excludes discontinued operations and the discussion that follows should be read in conjunction with the table:

	For the First Quarter Ended
	May 4, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	74.9	76.5

Gross margin	25.1	23.5
Selling, general and administrative expenses	31.6	34.5

Operating loss	(6.5)	(11.0)
Loss (gain) on derivative liability	5.5	(3.9)
Interest expense, net	2.1	2.0

Income (loss) before income taxes	(14.1)	(9.1)
Income tax expense	0.1	0.2

Income (loss) from continuing operations	(14.2)%	(9.3)%

53rd Week Calendar Shift

Our fiscal 2012 annual reporting period included a 53rd week. Due to the inclusion of a 53rd week in fiscal 2012, there is a one-week calendar shift in the comparison of the first quarter of fiscal 2013 ended May 4, 2013, to the first quarter of fiscal

2012 ended April 28, 2012. The first quarter of fiscal 2012 included a lower volume week and the first quarter of fiscal 2013 included a higher volume week as a result of the 53rd week retail calendar shift. This resulted in an approximately $6 million increase in net sales, 1.5% improvement in gross margin, and $0.03 per share improvement to our first quarter of fiscal 2013, compared to the first quarter of fiscal 2012 .

The first quarter (13 weeks) ended May 4, 2013 as compared to the first quarter (13 weeks) ended April 28, 2012

Net Sales

Net sales increased to $169.8 million for the first quarter of fiscal 2013 from $162.3 million for the first quarter of fiscal 2012. The components of this $7.5 million increase in net sales are as follows:

$ millions	Attributable to
$5.6

The 53rd week retail calendar shift which resulted in the inclusion of a higher volume week at the end of our first quarter of fiscal 2013 versus a lower volume week at the beginning of our first quarter of fiscal 2012.

2.7	An increase in comparable store sales.
(0.8)	Decrease in non-comparable sales.

$7.5	Total

For the first quarter of fiscal 2013, comparable store net sales of Women’s increased by 7% while Men’s decreased by 2%. The increase in Women’s was driven by tops, bottoms and accessories. The decrease in Men’s was driven by primarily shorts, board shorts and graphic tees, partially offset by increases in footwear and accessories. Apparel represented 81% of total Men’s sales for the first quarter of fiscal 2013 versus 84% in fiscal 2012, while Women’s apparel was flat at 86% of total Women’s sales for the first quarters of fiscal 2013 and fiscal 2012. Total accessories and footwear represented a combined 17% of total sales for the first quarter of fiscal 2013 versus 15% in the first quarter of fiscal 2012.

Gross Margin

Gross margin, after buying, distribution and occupancy costs, was $42.7 million for the first quarter of fiscal 2013 versus $38.1 million for the first quarter of fiscal 2012. As a percentage of net sales, gross margin was 25.1% for the first quarter of fiscal 2013 compared to 23.4% for the first quarter of fiscal 2012. The components of this 1.7% increase in gross margin as a percentage of net sales were as follows:

%	Attributable to
1.6

Increase in merchandise margin to 53.0% in the first quarter of fiscal 2013 from 51.4% in the first quarter of fiscal 2012. Approximately 0.5% of this increase was due to the 53rd week retail calendar shift.

0.1

Occupancy, distribution costs and all other non-merchandise margin costs which were relatively flat as compared to the first quarter of fiscal 2012. However, adjusting for the 53rd week retail calendar shift, there was deleveraging of buying and occupancy costs of 0.9% primarily due to prior year rent relief that did not anniversary in the first quarter of 2013.

1.7	Total

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $53.8 million for the first quarter of fiscal 2013 compared to $55.9 million for the first quarter of fiscal 2012. As a percentage of net sales, these expenses decreased to 31.7% in the first quarter of fiscal 2013 from 34.5% in the first quarter of fiscal 2012. The components of this 2.8% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
(1.1)	Decrease in depreciation expense to $6 million in the first quarter of fiscal 2013 from $8 million in the first quarter of fiscal 2012 due primarily to recent store closures.
(1.0)	Decrease in store payroll and payroll-related expenses as a percentage of net sales due primarily to a decrease in employee benefits.
(0.1)	Decrease in non-cash asset impairment charges and store closure related charges to $1.1 million in the first quarter of fiscal 2013 from $1.2 million in the first quarter of fiscal 2012.
(0.6)

Decrease in all other SG&A expenses as a percentage of sales. Other SG&A expenses decreased $1 million to $12 million in the first quarter of fiscal 2013 from $13 million in the first quarter of fiscal 2012.

(2.8)	Total

We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $1 million during each of the first quarters of fiscal 2013 and 2012, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

Loss on Derivative Liability

We recorded a fair market adjustment of approximately $9 million related to the derivative liability in the first quarter of fiscal 2013. See Note 9 to the Condensed Consolidated Financial Statements “Fair Value Measurements – Recurring Fair Value Measurements-Derivative Liability” for further discussion on the derivative liability.

Interest Expense, Net

Interest expense, net, was approximately $4 million and $3 million for the first quarters of fiscal 2013 and 2012, respectively. The increase in interest expense, net, from fiscal 2012 to fiscal 2013 was primarily related to interest expense associated with the Term Loan described in Note 6 to the Condensed Consolidated Financial Statements.

Income Taxes

We recognized income tax expense of $0.2 million and $0.4 million for the first quarters of fiscal 2013 and 2012, respectively. For fiscal 2013, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 7 to the Condensed Consolidated Financial Statements.

Loss from Continuing Operations

Our loss from continuing operations for the first quarter of fiscal 2013 was approximately $24 million, or $(0.35) per diluted share, versus a loss from continuing operations of approximately $15 million, or $(0.22) per diluted share, for the first quarter of fiscal 2012. Our loss for the first quarter of fiscal 2013 included a loss on our derivative liability of approximately $9 million, or $(0.13) per diluted share, as discussed in Note 9 to the Condensed Consolidated Financial Statements. The 53rd week retail calendar shift resulted in a $0.03 improvement in loss per diluted share in the first quarter of fiscal 2013.

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

	For the First Quarters Ended
	May 4, 2013	April 28, 2012
	(In thousands)
Net cash used in operating activities	$(29,704)	$(31,357)
Net cash (used in) provided by investing activities	(1,114)	4,228
Net cash used in financing activities	(257)	(1,582)

Net decrease in cash and cash equivalents	$(31,075)	$(28,711)

Operating Cash Flows

Net cash used in operating activities in the first quarter of fiscal 2013 was $29.7 million, compared to $31.4 million for the first quarter of fiscal 2012. This increase of $1.7 million was due primarily to higher sales and improved gross margins in the first quarter of fiscal 2013, and was partially offset by increases in accounts payable and other current liabilities. Our primary use of cash in the first quarters of fiscal 2013 and 2012 was to purchase merchandise inventories. Non-cash adjustments to reconcile our net loss to net cash used in operating activities were approximately $18 million in the first quarter of fiscal 2013 and $5 million in the first quarter of fiscal 2012, respectively, and were primarily related to depreciation expense, asset impairment charges and loss (gain) on derivative liability in both periods.

Working Capital

Working capital at May 4, 2013, was $24 million compared to $42 million at February 2, 2013, a decrease of $18 million. The changes in working capital were as follows:

$ millions	Description
$42	Working capital at February 2, 2013.
(31)	Decrease in cash and cash equivalents.
16	Increase in inventories, net of accounts payable.
(3)	Increase in other current liabilities, net of other current assets.

$24	Working capital at May 4, 2013.

Investing Cash Flows

Net cash used in investing activities in the first quarter of fiscal 2013 was $1.1 million compared to $4.2 million provided by investing activities for the first quarter of fiscal 2012, a decrease in cash outflow of $5.3 million. Investing cash outflows in the first quarters of fiscal 2013 and 2012 were comprised primarily of capital expenditures for refreshing existing stores and information technology investments at the store level. We expect total capital expenditures for fiscal 2013 to be approximately $10 million to $15 million which is consistent with fiscal 2012. Investing cash inflows of $8 million in the first quarter of fiscal 2012 were primarily related to the receipt of restricted cash that was used as collateral to fund letters of credit outstanding under the Former Credit Facility.

Financing Cash Flows

Net cash used in financing activities in the first quarter of fiscal 2013 was $0.3 million compared to $1.6 million for the first quarter of fiscal 2012. The primary use of cash for financing activities in the first quarter of fiscal 2013 was principal payments under our mortgage borrowings and under capital lease obligations. The primary use of cash for financing activities in the first quarter of fiscal 2012 was principal payments under the Wells Credit Facility.

Wells Credit Facility

Information regarding the Wells Credit Facility is contained in Note 6 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Term Loan

Information regarding the Term Loan is contained in Note 6 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Mortgage Transactions

Information regarding our mortgage debt is contained in Note 6 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.

Contractual Obligations

We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At May 4, 2013, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations	$345	$76	$125	$82	$62
Term loan	101	4	8	89	—
Mortgage debt	36	2	5	29	—
Letters of credit	11	11	—	—	—
Guaranteed minimum royalties	3	2	1	—	—
Capital lease obligations	1	1	—	—	—

Total	$497	$96	$139	$200	$62

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for the first quarters of fiscal 2013 and fiscal 2012 were approximately $33 million and $32 million, respectively. Total CAM expenses may continue to fluctuate significantly from year-to-year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases can be found below under the caption “Operating Leases.”

Obligations under our Executive Deferred Compensation Plan are equal to approximately $2 million as of May 4, 2013 and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.

Operating Leases

We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2024. Many of our retail store leases require us to pay CAM charges, insurance and property taxes. In addition, many of our retail store leases require us to pay percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, some of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 to the Consolidated Financial Statements). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed $1 million or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, we are not required to make payments to our landlords in order to exercise our cancellation rights under these provisions. The Wells Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the stores we are projecting to close by the end of fiscal 2013. None of our retail store leases contain purchase options.

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

Inflation

We do not believe that inflation has had a material effect on our results of operations in the recent past, including the first quarter of fiscal 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to interest rate risk in connection with the Wells Credit Facility. Generally, direct borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR rate, plus 1.50% (1.70% at May 4, 2013). See Note 6 to the Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 4, 2013.

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

ITEM 1A. RISK FACTORS

We have included in Part I, Item 1A of our 2012 Annual Report descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). We believe there are no material changes from the disclosure provided in our 2012 Annual Report with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Filing Date

3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/04

3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/98

3.3	Fifth Amended and Restated Bylaws of the Company	8-K	4/3/09

3.4	Certificate of Determination of Preferences of Convertible Series B Preferred Stock of the Company.	8-K	12/7/11

31.1+	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1+	Pacific Sunwear of California, Inc. Calculation of Weighted-Average Basic and Diluted Shares

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
**	These interactive files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)

Date: June 7, 2013	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 7, 2013	By:	/s/ MICHAEL W. KAPLAN
Michael W. Kaplan
Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)