Form 10-Q
period 2013-08-03
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2013-09-06
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 3, 2013
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On September 6, 2013, the registrant had 68,565,815 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended August 3, 2013
Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets—August 3, 2013 and February 2, 2013	3
Condensed Consolidated Statements of Operations and Comprehensive Operations—Second quarters (13 weeks) and first halves (26 weeks) ended August 3, 2013 and July 28, 2012, respectively	4
Condensed Consolidated Statements of Cash Flows—First halves (26 weeks) ended August 3, 2013 and July 28, 2012, respectively	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
SIGNATURE PAGE	25
EX-3.3
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	August 3, 2013	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,868	$48,733
Inventories	140,324	90,681
Prepaid expenses	15,922	12,815
Other current assets	4,170	2,912
Total current assets	187,284	155,141
Property and equipment, net	115,112	124,793
Deferred income taxes	6,244	6,244
Other assets	26,921	27,634
TOTAL ASSETS	$335,561	$313,812
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$84,986	$49,993
Derivative liability	50,526	20,082
Other current liabilities	42,529	43,559
Total current liabilities	178,041	113,634
LONG-TERM LIABILITIES:
Deferred lease incentives	13,213	14,401
Deferred rent	15,858	16,133
Long-term debt	80,332	79,570
Other liabilities	25,586	25,714
Total long-term liabilities	134,989	135,818
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 68,562,532 and 68,092,639 shares issued and outstanding, respectively	686	681
Additional paid-in capital	21,688	20,097
Retained earnings	157	43,582
Total shareholders’ equity	22,531	64,360
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$335,561	$313,812
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	For the Second Quarter Ended		For the First Half Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$215,245	$197,291	$385,082	$359,554
Cost of goods sold, including buying, distribution and occupancy costs	151,575	143,145	278,708	267,291
Gross margin	63,670	54,146	106,374	92,263
Selling, general and administrative expenses	58,395	60,287	112,209	116,232
Operating income (loss)	5,275	(6,141)	(5,835)	(23,969)
Loss on derivative liability	21,154	8,219	30,444	1,886
Interest expense, net	3,439	3,454	6,986	6,763
Loss from continuing operations before income taxes	(19,318)	(17,814)	(43,265)	(32,618)
Income taxes	(74)	163	160	523
Loss from continuing operations	(19,244)	(17,977)	(43,425)	(33,141)
Income (loss) from discontinued operations, net of income taxes	—	439	—	(20)
Net loss	$(19,244)	$(17,538)	$(43,425)	$(33,161)
Comprehensive loss	$(19,244)	$(17,538)	$(43,425)	$(33,161)
Loss from continuing operations per share:
Basic and Diluted	$(0.28)	$(0.27)	$(0.64)	$(0.49)
Loss from discontinued operations per share:
Basic and Diluted	$—	$0.01	$—	$—
Net loss per share:
Basic and Diluted	$(0.28)	$(0.26)	$(0.64)	$(0.49)
Weighted-average shares outstanding:
Basic and Diluted	68,463,649	67,738,453	68,352,935	67,661,643
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, All Amounts in Thousands)

	For the First Half Ended
	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,425)	$(33,161)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	13,294	17,765
Asset impairment	1,431	3,540
Loss on disposal of property and equipment	42	118
Loss on derivative liability	30,444	1,886
Amortization of debt discount	1,064	787
Non-cash stock-based compensation	1,716	1,466
Change in assets and liabilities:
Inventories	(49,643)	(56,057)
Other current assets	(4,365)	(2,060)
Other assets	713	869
Accounts payable	34,994	46,938
Other current liabilities	(1,863)	5,562
Deferred lease incentives	(1,188)	(953)
Deferred rent	(275)	(86)
Other long-term liabilities	(29)	(163)
Net cash used in operating activities	(17,090)	(13,549)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,484)	(9,068)
Restricted cash	—	8,188
Proceeds from insurance settlement	—	653
Net cash used in investing activities	(4,484)	(227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under credit facility borrowings	—	(1,254)
Principal payments under mortgage borrowings	(284)	(265)
Principal payments under capital lease obligations	(240)	(362)
Proceeds from exercise of stock options	233	181
Net cash used in financing activities	(291)	(1,700)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,865)	(15,476)
CASH AND CASH EQUIVALENTS, beginning of period	48,733	50,306
CASH AND CASH EQUIVALENTS, end of period	$26,868	$34,830
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,746	$1,741
Cash paid for income taxes	$562	$483
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at end of period	$1,048	$314
Capital lease transactions for property and equipment	$—	$111
See accompanying footnotes

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of August 3, 2013, the Company leased and operated 637 stores in each of the 50 states and Puerto Rico.
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the Company’s fiscal quarter ended and first half ended August 3, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014 (“fiscal 2013”).
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

Earnings Per Share
Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock using the treasury stock method, if dilutive. In periods where a net loss is reported, incremental shares are excluded as their effect would be anti-dilutive. In such circumstances, the weighted-average number of shares outstanding in the basic and diluted earnings per common share calculations will be the same. Anti-dilutive options and nonvested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the nonvested share is greater than the market price of the Company’s common stock. Options to purchase 7.6 million and 0.1 million shares of common stock in the second quarter of fiscal 2013 and 2012, respectively, and 6.2 million and 0.1 million shares of common stock in the first half of fiscal 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Based on the Company’s evaluation of this ASU, the adoption of this update is not expected to have a material impact on the Company’s financial position or results of operation.
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

	For the Second Quarter Ended		For the First Half Ended
	(In thousands)
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Impairment charges from continuing operations	$570	$1,038	$1,431	$2,502
Impairment charges from discontinued operations	—	104	—	129
Total impairment charges	$570	$1,142	$1,431	$2,631

	August 3, 2013	July 28, 2012
	(In thousands)
Carrying value of assets tested for impairment	$2,650	$9,016
Carrying value of assets with impairment	$1,203	$1,955
Fair value of assets impaired	$633	$813
Number of stores tested for impairment	60	116
Number of stores with impairment	12	23
The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $0.6 million and $1.1 million, respectively, during the quarters ended August 3, 2013 and July 28, 2012 and $1.4 million and $2.6 million, respectively, during the first half ended August 3, 2013 and July 28, 2012. The decrease in the number of stores tested for impairment year-over-year was primarily related to the Company’s closure of certain underperforming stores in fiscal 2012. Based on historical operating performance and the projected outlook for these stores, the Company believes that the remaining asset value of approximately $1 million, as of August 3, 2013, is recoverable. Additionally, the Company wrote off approximately $1 million of excess store fixtures in the second quarter of fiscal 2012.

5. DERIVATIVE LIABILTY
As disclosed in Note 9, "Shareholders' Equity," the Company issued 1,000 shares of its Convertible Series B Preferred Stock (the “Series B Preferred”) in connection with the 5-year, $60 million senior secured term loan (the “Term Loan”), funded by an affiliate of Golden Gate Capital. The fair value of the Series B Preferred at issuance was approximately $15 million which was recorded as a derivative liability. As of August 3, 2013 and February 2, 2013, the fair value of the derivative liability was approximately $51 million and $20 million, respectively. See Note 10, “Fair Value Measurements – Recurring Fair Value Measurements” for further discussion on the derivative liability.
6. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	August 3, 2013	February 2, 2013
	(In thousands)
Accrued gift cards	$6,799	$9,520
Accrued compensation and benefits	8,877	13,222
Sales taxes payable	3,157	2,353
Other	23,696	18,464
Total other current liabilities	$42,529	$43,559
7. DEBT
Credit Facility
On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “Wells Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (the “Former Credit Facility”). Borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate (as defined in the Wells Credit Facility, 4.0% as of August 3, 2013). Extensions of credit under the Wells Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Wells Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The Wells Credit Facility is secured by liens and security interests with (a) a first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) a second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The Wells Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The Wells Credit Facility is scheduled to mature on December 7, 2016. Although the Company made progress with respect to its comparable store net sales and gross margins in fiscal 2012, if the Company were to experience a decline in same-store sales and gross margins in the future, it may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund its operations, which sources might not be available. Based on current forecasts, the Company believes that its cash flows from operations and working capital will be sufficient to meet its operating and capital expenditure needs for the next twelve months. At August 3, 2013, the Company had no direct borrowings and $15 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under the Wells Credit Facility at August 3, 2013 was approximately $75 million. The Company is not subject to any financial covenant restrictions under the Wells Credit Facility.
Term Loan
On December 7, 2011, the Company obtained the Term Loan funded by an affiliate of Golden Gate Capital. The Term Loan bears interest at a rate of 5.50% per annum to be paid in cash, due and payable quarterly in arrears, and 7.50% per annum, due and payable in kind (“PIK”) annually in arrears, with such PIK interest then due and payable being added to the outstanding principal balance of the Term Loan at the end of each fiscal year, and with adjustments to the cash and PIK portion of the interest rate in accordance with the Term Loan agreement, following principal prepayments. Annual cash interest for fiscal 2013 is expected to be approximately $4 million. The Term Loan is guaranteed by each of the Company’s subsidiaries and will be guaranteed by any future domestic subsidiaries of the Company. The Term Loan is secured by liens and security interests with (a) a first priority security interest in all long-term assets of the Company and PacSun Stores and all other assets not subject to a first lien and security interest pursuant to the Wells Credit Facility, (b) a first priority pledge of the equity interests of Miraloma and (c) a second priority security interest in all assets of the Company and PacSun Stores subject to a first lien and security interest pursuant to the Wells Credit Facility. The Term Loan also contains covenants substantially identical to those in the Wells Credit Facility. The principal balance and any unpaid interest related to the Term Loan is due on December 7, 2016. The Company is not subject to any financial covenant restrictions under the Term Loan.
Mortgage Debt
On August 20, 2010, the Company, through its wholly-owned subsidiaries, Miraloma and PacSun Stores, executed two promissory notes pursuant to which borrowings in an aggregate amount of $29.8 million from American National Insurance Company (“Anico”) were incurred. The note executed by Miraloma (the “Miraloma Note”) is in the amount of $16.8 million and bears interest at the rate of 6.50% per annum. Monthly principal and interest payments under the Miraloma Note commenced on October 1, 2010, and are $113,435. The principal and interest payments are based on a 25-year amortization schedule. The remaining principal balance of the Miraloma Note, and any accrued but unpaid interest thereon (estimated to be $14.4 million), will be due in full on September 1, 2017. The Miraloma Note is secured by a deed of trust on the building and land comprising the Company’s principal executive offices in Anaheim, California and is non-recourse to the Company. The Miraloma Note does not contain any financial covenants. In connection with this transaction, the Company transferred the building and related land securing the Miraloma Note to Miraloma and entered into a lease for the building and land with Miraloma. Miraloma paid a prepayment fee to Anico equal to 1.00% of the principal amount of the Miraloma Note on the closing date of the transaction. As a result, Miraloma may prepay the Miraloma Note, in whole, but not in part, at any time without penalty upon 30 days prior written notice to Anico.
The note executed by PacSun Stores (the “PacSun Stores Note”) is in the amount of $13.0 million and bears interest at the rate of 6.50% per annum. Monthly principal and interest payments under the PacSun Stores Note commenced on October 1, 2010, and are $87,777. The principal and interest payments are based on a 25-year amortization schedule. The remaining principal balance of the PacSun Stores Note, and any accrued but unpaid interest thereon (estimated to be $11.2 million), will be due in full on September 1, 2017. The PacSun Stores Note is secured by a mortgage on the Company’s leasehold interest in the building and land comprising the Company’s distribution center in Olathe, Kansas, and is unconditionally guaranteed by the Company. The PacSun Stores Note does not contain any financial covenants. PacSun Stores paid a prepayment fee to Anico equal to 1.00% of the principal amount of the PacSun Stores Note on the closing date of the transaction. As a result, PacSun Stores may prepay the PacSun Stores Note, in whole, but not in part, at any time without penalty upon 30 days prior written notice to Anico.
The Company recorded interest expense of $3.4 million and $3.5 million during the second quarters of fiscal 2013 and 2012, respectively, and $7.0 million and $6.8 million during the first halves of fiscal 2013 and 2012, respectively.
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
The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the quarter ended August 3, 2013. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be significantly limited.
9. SHAREHOLDERS’ EQUITY
Preferred Stock
In conjunction with the Term Loan, the Company issued the Series B Preferred to an affiliate of Golden Gate Capital which, based on the initial conversion ratio, gives that affiliate the right to purchase up to 13.5 million shares of the Company’s common stock. The Series B Preferred shares have an exercise price initially equal to $1.75 per share of the Company’s underlying common stock. The initial holder of the Series B Preferred is entitled to customary registration rights with respect to the underlying common stock. See Note 10, “Fair Value Measurements – Recurring Fair Value Measurements” for further discussion on the accounting treatment of the Series B Preferred.

Stock-Based Compensation
The Company maintains two stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the “Performance Plan”) and (2) the amended and restated Employee Stock Purchase Plan (the “ESPP”). The types of awards that may be granted under the Performance Plan include stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the Performance Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the Performance Plan is ten years after the grant date of the award. As of August 3, 2013, the maximum number of shares of the Company’s common stock that was available for award grants under the Performance Plan was 2.4 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for future award grants under the Performance Plan. The Performance Plan will terminate on March 22, 2015, unless terminated earlier by the Company’s Board of Directors.
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
Stock Options
The fair value of the Company’s stock-based compensation activity was determined using the following weighted-average assumptions:

	For the First Half Ended
	August 3, 2013		July 28, 2012
	Stock Options	ESPP	Stock Options	ESPP
Expected life	NA	1 year	4 years	6 months
Expected volatility	NA	63%	87% - 88%	71%
Risk-free interest rate	NA	0.11%	0.53% - 0.92%	0.15%
Expected dividends	NA	$—	$—	$—
Under the Performance Plan, incentive and nonqualified stock options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. No stock options were granted by the Company during the first half of fiscal 2013. A summary of stock option (incentive and nonqualified) activity for the first half of fiscal 2013 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000s)
Outstanding at February 2, 2013	2,388,048	$5.66
Granted	—	—
Exercised	(4,625)	1.63
Forfeited or expired	(128,436)	15.00
Outstanding at August 3, 2013	2,254,987	$5.13	3.2	$1,478
Vested and expected to vest at August 3, 2013	2,241,253	$5.14	3.2	$1,458
Exercisable at August 3, 2013	1,846,091	$5.43	3.1	$1,161

The weighted-average grant-date fair value per share of options granted during the first half of fiscal 2012 was $1.71. There were no stock options granted in the first half of fiscal 2013. There were 4,625 and no stock options exercised during the first halves of fiscal 2013 and 2012, respectively. The total intrinsic value of options exercised during the first half of fiscal 2013 was immaterial.

Restricted Stock Awards
A summary of service-based restricted stock awards activity under the Performance Plan for the first half of fiscal 2013 is presented in the following table. Except as described below, such restricted stock awards contain a service-based restriction as to vesting. These awards generally vest over 4 years with 25% of the grant vesting each year on the anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 2, 2013	1,795,943	$2.16
Granted	170,000	2.51
Vested	(461,500)	2.31
Forfeited or expired	(53,416)	2.37
Outstanding at August 3, 2013	1,451,027	$2.15
The weighted-average grant-date fair value per share of service-based restricted stock awards granted during the first half of fiscal 2013 and 2012 was $2.51 and $1.76, respectively. The total fair value of awards vested during the first half of fiscal 2013 and 2012 was $1.1 million and $0.5 million, respectively.
During the first half of fiscal 2012, the Company granted 675,000 performance-based restricted stock awards which only vest upon the achievement of certain financial targets. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during fiscal 2012 was $1.77. There were no performance-based restricted stock awards granted in the first half of fiscal 2013.
Restricted Stock Units
A summary of restricted stock units activity under the Performance Plan for the first half of fiscal 2013 is presented below. Restricted stock units contain a service-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 2, 2013	125,000	$1.57
Granted	122,480	3.47
Vested	(125,000)	1.57
Forfeited or expired	—	—
Outstanding at August 3, 2013	122,480	$3.47
The weighted-average grant-date fair value per share of service-based restricted stock units granted during the first half of fiscal 2013 and 2012 was $3.47 and $1.57, respectively. The total fair value of restricted stock units vested during the first half of fiscal 2013 and 2012 was $0.4 million and $0.2 million, respectively.
Stock-based compensation expense recognized related to nonvested stock options, restricted stock awards and restricted stock units during each of the second quarters of fiscal 2013 and 2012 was $0.7 million and $0.6 million, respectively, and during the first half of fiscal 2013 and 2012 was $1.7 million and $1.5 million, respectively.
At August 3, 2013, the Company had approximately $3.2 million of stock-based compensation cost related to nonvested stock options, service-based restricted stock awards, performance-based restricted stock awards, and restricted stock units expected to be recognized over a weighted-average period of approximately 2.3 years.
Employee Stock Purchase Plan (“ESPP”)
The Company’s ESPP provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each purchasing period, whichever is lower. Historically, the Company's purchase period has been equal to six months; however, following the June 2013 ESPP purchase, the Company extended the purchase period to one year. The ESPP covers substantially all employees who have three months of service with the Company, excluding senior executives. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.

During the first half of fiscal 2013 and 2012, the Company issued 149,398 and 114,897 shares at a price of $1.50 and $1.58 per share, respectively, under the ESPP.
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
Recurring Fair Value Measurements
Derivative Liability
The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option-pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions:

	August 3, 2013	May 4, 2013
Stock price	$4.47	$2.81
Conversion price	$1.75	$1.75
Expected volatility	70%	69%
Expected term (in years)	8.35	8.60
Risk free interest rate	2.32%	1.48%
Expected dividends	$—	$—
The following table presents the activity recorded for the derivative liability during the first half ended:

August 3, 2013
(In thousands)
Beginning balance as of February 2, 2013	$20,082
Loss on change in fair value	9,290
Balance as of May 4, 2013	29,372
Loss on change in fair value	21,154
Ending balance as of August 3, 2013	$50,526
The derivative liability is included in the accompanying Condensed Consolidated Balance Sheet. Changes in the fair value of the derivative liability are included in loss on derivative liability in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Operations.
Non-Recurring Fair Value Measurements
On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs including, but not limited to, moderate comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During the first half of fiscal 2013 and 2012 the Company recorded $1.4 million and $3.5 million of impairment charges, respectively, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.

11. COMMITMENTS AND CONTINGENCIES
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
Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $15 million and $28 million outstanding at August 3, 2013 and July 28, 2012 respectively, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
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

13. DISCONTINUED OPERATIONS
In accordance with ASC Topic 205, “Presentation of Financial Statements- Discontinued Operations” (“ASC 205”), the Company has presented the results of operations of its closed stores as discontinued operations for all periods presented. The Company closed three underperforming stores in each of the second quarters of fiscal 2013 and 2012, and during the first half of fiscal 2013 and 2012, the Company closed ten and eight underperforming stores, respectively. If the cash flow of the closed store was determined not to be significant to ongoing operations, and the cash inflows of nearby stores were not expected to increase significantly, the results of operations of the closed store are included in discontinued operations. The following table details the operating results included in discontinued operations for the periods presented:

	For the Second Quarter Ended	For the First Half Ended
	July 28, 2012	July 28, 2012
Net sales	$13,014	$24,575
Cost of goods sold, including buying, distribution and occupancy costs	9,361	18,054
Gross margin	3,653	6,521
Selling, general and administrative expenses	3,221	6,541
Operating income (loss)	432	(20)
Income taxes	(7)	—
Income (loss) from discontinued operations	$439	$(20)

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
Cautionary Note Regarding Forward-Looking Statements
This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended February 2, 2013 (our “2012 Annual Report”), we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this Report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

•	our capital expenditure plans for fiscal 2013;

•	potential recording of non-cash impairment charges for underperforming stores in future quarters; and

•	the impact of the 53rd week retail calendar shift during the second half of fiscal 2013 as compared to the second half of fiscal 2012.
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
Results of Operations
Continuing Operations
The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal years indicated. The table excludes discontinued operations and the discussion that follows should be read in conjunction with the table:

	For the Second Quarter Ended		For the First Half Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	70.4	72.6	72.4	74.4
Gross margin	29.6	27.4	27.6	25.6
Selling, general and administrative expenses	27.1	30.5	29.1	32.3
Operating income (loss)	2.5	(3.1)	(1.5)	(6.7)
Loss on derivative liability	9.8	4.2	7.9	0.5
Interest expense, net	1.6	1.7	1.8	1.9
Loss before income taxes	(8.9)	(9.0)	(11.2)	(9.1)
Income tax expense	—	0.1	0.1	0.1
Loss from continuing operations	(8.9)%	(9.1)%	(11.3)%	(9.2)%

53rd Week Calendar Shift
Our fiscal 2012 annual reporting period included a 53rd week. Due to the inclusion of a 53rd week in fiscal 2012, there is a one-week calendar shift in the comparison of the second quarter of fiscal 2013 ended August 3, 2013, to the second quarter of fiscal 2012 ended July 28, 2012. The second quarter and first half of fiscal 2013 included a higher volume back-to-school week as a result of the 53rd week retail calendar shift compared to the second quarter and first half of fiscal 2012. This resulted in an approximately $9 million increase in net sales, a 1.2% improvement in gross margin, and a $0.06 per share improvement to our loss from continuing operations per share for the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012, and an approximately $14 million increase in net sales, a 1.4% improvement in gross margin, and an $0.11 per share improvement to our loss from continuing operations per share for the first half of fiscal 2013, compared to the first half of fiscal 2012. We expect that the one-week calendar shift will result in a similar decrease in sales and gross margin, and will negatively impact our operating results on a per share basis during the second half of fiscal 2013 as compared to the second half of fiscal 2012.

The second quarter (13 weeks) ended August 3, 2013 as compared to the second quarter (13 weeks) ended July 28, 2012
Net Sales
Net sales increased to $215.2 million for the second quarter of fiscal 2013 from $197.3 million for the second quarter of fiscal 2012. The components of this $17.9 million increase in net sales are as follows:

$ millions	Attributable to
$8.7
The 53rd week retail calendar shift which resulted in the inclusion of a higher volume week at the end of our second quarter of fiscal 2013 versus a lower volume week at the beginning of our second quarter of fiscal 2012.

6.6	Increase in comparable store sales.
2.6	Increase in non-comparable sales.
$17.9	Total
For the second quarter of fiscal 2013, comparable store net sales increased 3%, average sales transactions increased 2% and total transactions increased 1%, as compared to the same period a year ago. The comparable store net sales increase was due to an 11% increase in Women’s while Men’s decreased 2%. The increase in Women’s was driven by tops, bottoms and other apparel. The decrease in Men’s was driven primarily by tops and bottoms. Apparel represented 83% of total Men’s sales for the second quarter of fiscal 2013 versus 85% in the second quarter of fiscal 2012, while Women’s apparel was 87% of total Women's sales for the second quarter of fiscal 2013 versus 85% of total Women’s sales for the second quarter of fiscal 2012. Total accessories and footwear was flat at 15% of total sales for the second quarters of fiscal 2013 and fiscal 2012.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $63.7 million for the second quarter of fiscal 2013 versus $54.1 million for the second quarter of fiscal 2012. As a percentage of net sales, gross margin was 29.6% for the second quarter of fiscal 2013 compared to 27.4% for the second quarter of fiscal 2012. The components of this 2.2% increase in gross margin as a percentage of net sales were as follows:

%	Attributable to
1.4
Increase in merchandise margin to 52.9% in the second quarter of fiscal 2013 from 51.5% in the second quarter of fiscal 2012. Approximately 0.2% of this increase was due to the 53rd week retail calendar shift.

0.8
Occupancy, distribution costs and all other non-merchandise margin costs decreased as a percentage of sales as compared to the second quarter of fiscal 2012. However, adjusting for the 53rd week retail calendar shift, there was deleveraging of buying and occupancy costs of 0.2% primarily due to prior year rent relief that did not anniversary in the second quarter of fiscal 2013.

2.2	Total
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $58.4 million for the second quarter of fiscal 2013 compared to $60.3 million for the second quarter of fiscal 2012. As a percentage of net sales, these expenses decreased to 27.1% in the second quarter of fiscal 2013 from 30.5% in the second quarter of fiscal 2012. The components of this 3.4% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
(1.7)	Decrease in store payroll and payroll-related expenses as a percentage of net sales.
(1.4)	Decrease in depreciation expense to $6 million in the second quarter of fiscal 2013 from $8 million in the second quarter of fiscal 2012 due primarily to recent store closures.
(0.7)	Decrease in non-cash asset impairment charges and store closure related charges to $1 million in the second quarter of fiscal 2013 from $2 million in the second quarter of fiscal 2012.
0.4	Increase in all other SG&A expenses as a percentage of sales.
(3.4)	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $1 million during each of the second quarters of fiscal 2013 and 2012, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

Loss on Derivative Liability
We recorded a non-cash loss of approximately $21 million related to our derivative liability in the second quarter of fiscal 2013, compared to a non-cash loss of approximately $8 million for the second quarter of fiscal 2012. A key driver used in determining the fair value of the derivative liability each quarter is our stock price. As the stock price increases, the fair value of the derivative liability generally will also increase. Our stock price as of the end of the second quarter of fiscal 2013 ended August 3, 2013, and the first quarter of fiscal 2013 ended May 4, 2013, was $4.47 and $2.81, respectively. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements – Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was approximately $3 million for each of the second quarters of fiscal 2013 and 2012. Interest expense, net, from the second quarters of fiscal 2013 and 2012 was primarily related to interest expense associated with the Term Loan described in Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes
We recognized an income tax benefit of $0.1 million for the second quarter of fiscal 2013 and income tax expense of $0.2 million for the second quarter of fiscal 2012. For fiscal 2013, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.
Loss from Continuing Operations
Our loss from continuing operations for the second quarter of fiscal 2013 was approximately $19 million, or $(0.28) per diluted share, versus a loss from continuing operations of approximately $18 million, or $(0.27) per diluted share, for the second quarter of fiscal 2012. Our loss for the second quarter of fiscal 2013 included a loss on our derivative liability of approximately $21 million, or $(0.31) per diluted share, as discussed in Note 10 to the Condensed Consolidated Financial Statements. The 53rd week retail calendar shift described above resulted in a $0.06 improvement in loss per diluted share in the second quarter of fiscal 2013.
The first half (26 weeks) ended August 3, 2013 as compared to the first half (26 weeks) ended July 28, 2012
Net Sales
Net sales increased to $385.1 million for the first half of fiscal 2013 from $359.6 million for the first half of fiscal 2012. The components of this $25.5 million increase in net sales are as follows:

$ millions	Attributable to
$14.3
The 53rd week retail calendar shift which resulted in the inclusion of a higher volume week at the end of our first half of fiscal 2013 versus a lower volume week at the beginning of our first half of fiscal 2012.

9.3	Increase in comparable store sales.
1.9	Increase in non-comparable sales.
$25.5	Total
For the first half of fiscal 2013, comparable store net sales increased 3%, average sales transactions increased 2% and total transactions increased 1%, as compared to the same period a year ago. The comparable store net sales increase was due to a 9% increase in Women’s while Men’s decreased 2%. The increase in Women’s was driven by tops, bottoms and accessories. The decrease in Men’s was driven primarily by tops and bottoms. Apparel represented 82% of total Men’s sales for the first half of fiscal 2013 versus 85% in the first half of fiscal 2012, while Women’s apparel represented 86% of total Women’s sales for the first half of fiscal 2013 versus 85% in the first half of fiscal 2012. Total accessories and footwear represented a combined 16% of total sales for the first half of fiscal 2013 versus 15% in the first half of fiscal 2012.

Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $106.4 million for the first half of fiscal 2013 versus $92.3 million for the first half of fiscal 2012. As a percentage of net sales, gross margin was 27.6% for the first half of fiscal 2013 compared to 25.6% for the first half of fiscal 2012. The components of this 2.0% increase in gross margin as a percentage of net sales were as follows:

%	Attributable to
1.6
Increase in merchandise margin to 52.9% in the first half of fiscal 2013 from 51.3% in the first half of fiscal 2012. Approximately 0.4% of this increase was due to the 53rd week retail calendar shift.

0.4
Occupancy, distribution costs and all other non-merchandise margin costs decreased as a percent of sales compared to the first half of fiscal 2012. However, adjusting for the 53rd week retail calendar shift, there was deleveraging of buying and occupancy costs of 0.6% primarily due to prior year rent relief that did not anniversary in the first half of fiscal 2013.

2.0	Total
Selling, General and Administrative Expenses
SG&A expenses were $112.2 million for the first half of fiscal 2013 compared to $116.2 million for the first half of fiscal 2012. As a percentage of net sales, these expenses decreased to 29.1% in the first half of fiscal 2013 from 32.3% in the first half of fiscal 2012. The components of this 3.2% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
(1.4)	Decrease in store payroll and payroll-related expenses as a percentage of net sales.
(1.3)	Decrease in depreciation expense to $12 million in the first half of fiscal 2013 from $16 million in the first half of fiscal 2012 due primarily to recent store closures.
(0.5)	Decrease in non-cash asset impairment charges and store closure related charges to $2 million in the first half of fiscal 2013 from $3 million in the first half of fiscal 2012.
(3.2)	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $1 million during the first half of fiscal 2013 and approximately $3 million during the first half of fiscal 2012, to write-down the carrying value of certain long-lived store assets to their estimated fair values.
Loss on Derivative Liability
We recorded a non-cash loss of approximately $30 million related to our derivative liability in the first half of fiscal 2013, compared to a non-cash loss of approximately $2 million in the first half of fiscal 2012. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements – Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was approximately $7 million for the first half of fiscal 2013 and 2012. Interest expense, net, from the first half of fiscal 2013 and 2012 was primarily related to interest expense associated with the Term Loan described in Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes
We recognized income tax expense of $0.2 million and $0.5 million for the first half of fiscal 2013 and 2012, respectively. For fiscal 2013, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.
Loss from Continuing Operations
Our loss from continuing operations for the first half of fiscal 2013 was approximately $43 million, or $(0.64) per diluted share, versus a loss from continuing operations of approximately $33 million, or $(0.49) per diluted share, for the first half of fiscal 2012. Our loss for the first half of fiscal 2013 included a loss on our derivative liability of approximately $30 million, or $(0.45) per diluted share, as discussed in Note 10 to the Condensed Consolidated Financial Statements. The 53rd week retail calendar shift described above resulted in a $0.11 improvement in loss per diluted share in the first half of fiscal 2013.
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

	For the First Half Ended
	August 3, 2013	July 28, 2012
	(In thousands)
Net cash used in operating activities	$(17,090)	$(13,549)
Net cash used in investing activities	(4,484)	(227)
Net cash used in financing activities	(291)	(1,700)
Net decrease in cash and cash equivalents	$(21,865)	$(15,476)
Operating Cash Flows
Net cash used in operating activities in the first half of fiscal 2013 was $17.1 million, compared to $13.5 million for the first half of fiscal 2012. This decrease of $3.6 million was due primarily to decreases in accounts payable and other current liabilities and an increase in other current assets, partially offset by lower merchandise inventories, higher sales and improved margins. Our primary use of cash in the first half of fiscal 2013 and 2012 was to purchase merchandise inventories. Non-cash adjustments to reconcile our net loss to net cash used in operating activities were approximately $48 million in the first half of fiscal 2013 and $26 million in the first half of fiscal 2012, respectively, and were primarily related to depreciation expense, asset impairment charges and the loss on our derivative liability in both periods.
Working Capital
Working capital at August 3, 2013, was $9 million compared to $42 million at February 2, 2013, a decrease of $33 million. The changes in working capital were as follows:

$ millions	Description
$42	Working capital at February 2, 2013.
(22)	Decrease in cash and cash equivalents.
15	Increase in inventories, net of accounts payable.
(26)	Increase in other current liabilities, net of other current assets.
$9	Working capital at August 3, 2013.

The primary driver of the increase in other current liabilities, net of other current assets is our derivative liability, described in Note 5 to the Condensed Consolidated Financial Statements. As of August 3, 2013, and February 2, 2013, the fair value of our derivative liability was approximately $51 million and $20 million, respectively. In the event that all or a portion of our derivative liability is extinguished due to the conversion of the Series B Preferred, we will be required to issue shares of our common stock in an amount to be determined and will not require a future cash outflow.

Investing Cash Flows
Net cash used in investing activities in the first half of fiscal 2013 was $4.5 million compared to $0.2 million used in investing activities for the first half of fiscal 2012, a decrease in cash outflow of $4.3 million. Investing cash outflows in the first half of fiscal 2013 and 2012 were comprised primarily of capital expenditures for refreshing existing stores and information technology investments at the store level. We expect total capital expenditures for fiscal 2013 to be approximately $10 million to $15 million. Investing cash inflows of $8 million in the first half of fiscal 2012 were primarily related to the receipt of restricted cash that was used as collateral to fund letters of credit outstanding under the Former Credit Facility.

Financing Cash Flows
Net cash used in financing activities in the first half of fiscal 2013 was $0.3 million compared to $1.7 million for the first half of fiscal 2012. The primary use of cash for financing activities in the first half of fiscal 2013 was principal payments under our mortgage borrowings and under capital lease obligations. The primary use of cash for financing activities in the first half of fiscal 2012 was principal payments under the Wells Credit Facility.
Wells Credit Facility
Information regarding the Wells Credit Facility is contained in Note 7 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Term Loan
Information regarding the Term Loan is contained in Note 7 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Mortgage Transactions
Information regarding our mortgage debt is contained in Note 7 to the Condensed Consolidated Financial Statements and is incorporated herein by reference.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At August 3, 2013, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations	$332	$76	$121	$79	$56
Term loan	100	4	8	88	—
Mortgage debt	35	2	5	28	—
Letters of credit	15	15	—	—	—
Guaranteed minimum royalties	3	2	1	—	—
Total	$485	$99	$135	$195	$56
Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for the first half of fiscal 2013 and fiscal 2012 were approximately $68 million and $66 million, respectively. Total CAM expenses may continue to fluctuate significantly from year-to-year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases can be found below under the caption “Operating Leases.”

Obligations under our Executive Deferred Compensation Plan are equal to approximately $2 million as of August 3, 2013 and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.
Operating Leases
We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2025. Many of our retail store leases require us to pay CAM charges, insurance and property taxes. In addition, many of our retail store leases require us to pay percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, some of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 to the Consolidated Financial

Statements). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed $1 million or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, we are not required to make payments to our landlords in order to exercise our cancellation rights under these provisions. The Wells Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the stores we are projecting to close by the end of fiscal 2013. None of our retail store leases contain purchase options.
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
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past, including the first half of fiscal 2013.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk in connection with the Wells Credit Facility. Generally, direct borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR rate, plus 1.50% (1.69% at August 3, 2013). See Note 7 to the Consolidated Financial Statements.
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

We are exposed to market risks related to fluctuations in the market price of our common stock. The derivative liability associated with the Series B Preferred is recorded at fair value using an options pricing model which is dependent on the market price of our common stock. Changes in the value of the derivative are included as a component of earnings in current operations. A sensitivity analysis was performed with respect to the Series B Preferred to determine the impact of fluctuations in the market price of our common stock. The sensitivity analysis determined that the impact of a market price fluctuation of 10% would change the fair value of the derivative liability by approximately $6 million. See Note 10 to the Condensed Consolidated Financial Statements for further discussion of our derivative liability and valuation thereof.
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 3, 2013.
No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information on legal proceedings see “Litigation” within Note 11 to the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/2004
3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/1998
3.3+	Sixth Amended and Restated Bylaws of the Company
3.4	Certificate of Determination of Preferences of Convertible Series B Preferred Stock of the Company.	8-K	12/7/2011
31.1+	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

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

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: September 6, 2013	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: September 6, 2013	By:	/s/ MICHAEL W. KAPLAN
Michael W. Kaplan
Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)