Form 10-Q
period 2013-11-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2013-12-06
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 2, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On December 5, 2013, the registrant had 68,587,196 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended November 2, 2013
Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets—November 2, 2013 and February 2, 2013	3
Condensed Consolidated Statements of Operations and Comprehensive Operations—Third quarters (13 weeks) and first three quarters (39 weeks) ended November 2, 2013 and October 27, 2012, respectively	4
Condensed Consolidated Statements of Cash Flows—First three quarters (39 weeks) ended November 2, 2013 and October 27, 2012, respectively	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
SIGNATURE PAGE	25
EX-10.1
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	November 2, 2013	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,927	$48,733
Inventories	137,042	90,681
Prepaid expenses	15,324	12,815
Other current assets	5,403	2,912
Total current assets	177,696	155,141
Property and equipment, net	111,203	124,793
Deferred income taxes	6,244	6,244
Other assets	26,519	27,634
TOTAL ASSETS	$321,662	$313,812
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,806	$49,993
Derivative liability	27,082	20,082
Other current liabilities	42,124	43,559
Total current liabilities	147,012	113,634
LONG-TERM LIABILITIES:
Deferred lease incentives	12,317	14,401
Deferred rent	15,727	16,133
Long-term debt	80,724	79,570
Other liabilities	25,619	25,714
Total long-term liabilities	134,387	135,818
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 68,572,815 and 68,092,639 shares issued and outstanding, respectively	686	681
Additional paid-in capital	22,179	20,097
Retained earnings	17,398	43,582
Total shareholders’ equity	40,263	64,360
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$321,662	$313,812
See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	For the Third Quarter Ended		For the Three Quarters Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$206,578	$215,478	$591,661	$575,032
Cost of goods sold, including buying, distribution and occupancy costs	154,832	154,976	433,541	422,267
Gross margin	51,746	60,502	158,120	152,765
Selling, general and administrative expenses	53,987	59,356	166,196	175,588
Operating (loss) income	(2,241)	1,146	(8,076)	(22,823)
(Gain) loss on derivative liability	(23,444)	(5,558)	7,000	(3,672)
Interest expense, net	3,566	3,244	10,552	10,008
Income (loss) from continuing operations before income taxes	17,637	3,460	(25,628)	(29,159)
Income taxes	396	69	556	591
Income (loss) from continuing operations	17,241	3,391	(26,184)	(29,750)
Loss from discontinued operations, net of tax effects	—	(2,443)	—	(2,463)
Net income (loss)	$17,241	$948	$(26,184)	$(32,213)
Comprehensive income (loss)	$17,241	$948	$(26,184)	$(32,213)
Income (loss) from continuing operations per share:
Basic	$0.25	$0.05	$(0.38)	$(0.44)
Diluted	$0.23	$0.05	$(0.38)	$(0.44)
Loss from discontinued operations per share:
Basic	$—	$(0.04)	$—	$(0.04)
Diluted	$—	$(0.04)	$—	$(0.04)
Net income (loss) per share:
Basic	$0.25	$0.01	$(0.38)	$(0.48)
Diluted	$0.23	$0.01	$(0.38)	$(0.48)
Weighted-average shares outstanding:
Basic	68,567,973	67,913,832	68,424,615	67,745,718
Diluted	75,515,120	71,359,957	68,424,615	67,745,718
See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, All Amounts in Thousands)

	For the Three Quarters Ended
	November 2, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,184)	$(32,213)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	19,443	25,915
Asset impairment	2,031	4,073
Loss on disposal of property and equipment	60	225
Loss (gain) on derivative liability	7,000	(3,672)
Amortization of debt discount	1,611	1,163
Non-cash stock-based compensation	2,200	2,114
Change in assets and liabilities:
Inventories	(46,361)	(48,607)
Other current assets	(5,000)	788
Other assets	1,115	1,374
Accounts payable	27,813	28,422
Other current liabilities	(2,352)	1,764
Deferred lease incentives	(2,084)	(2,254)
Deferred rent	(406)	(286)
Other long-term liabilities	4	(427)
Net cash used in operating activities	(21,110)	(21,621)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,160)	(12,037)
Restricted cash	—	8,288
Proceeds from insurance settlement	—	653
Net cash used in investing activities	(7,160)	(3,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under credit facility borrowings	—	(1,254)
Principal payments under mortgage borrowings	(429)	(401)
Principal payments under capital lease obligations	(347)	(511)
Proceeds from exercise of stock options	240	386
Net cash used in financing activities	(536)	(1,780)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,806)	(26,497)
CASH AND CASH EQUIVALENTS, beginning of period	48,733	50,306
CASH AND CASH EQUIVALENTS, end of period	$19,927	$23,809
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,179	$2,473
Cash paid for income taxes	$601	$488
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at end of period	$1,229	$89
Capital lease transactions for property and equipment	$—	$111
See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of November 2, 2013, the Company leased and operated 635 stores in each of the 50 states and Puerto Rico.
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the Company’s fiscal quarter ended and first three quarters ended November 2, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014 (“fiscal 2013”).
The results of continuing operations for all periods presented in these Condensed Consolidated Financial Statements exclude the financial impact of discontinued operations. See Note 13, “Discontinued Operations” for further discussion related to discontinued operations presentation.
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

Earnings Per Share
Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and nonvested restricted stock using the treasury stock method, if dilutive. In periods where a net loss is reported, incremental shares are excluded as their effect would be anti-dilutive. In such circumstances, the weighted-average number of shares outstanding in the basic and diluted earnings per common share calculations will be the same. Anti-dilutive options and nonvested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the nonvested share is greater than the market price of the Company’s common stock. Options to purchase 2.1 million and 2.8 million shares of common stock in the third quarter of fiscal 2013 and 2012, respectively, and 6.6 million and 1.3 million shares of common stock in the first three quarters of fiscal 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)." The ASU provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Based on the Company’s evaluation of this ASU, the adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operation.
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

	For the Third Quarter Ended		For the Three Quarters Ended
	(In thousands)
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Impairment charges from continuing operations	$600	$524	$2,031	$3,026
Impairment charges from discontinued operations	—	9	—	138
Total impairment charges	$600	$533	$2,031	$3,164

	November 2, 2013	October 27, 2012
	(In thousands)
Carrying value of assets tested for impairment	$3,803	$6,726
Carrying value of assets with impairment	$822	$1,023
Fair value of assets impaired	$222	$490
Number of stores tested for impairment	57	101
Number of stores with impairment	8	17
The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $0.6 million and $0.5 million, respectively, during the third quarters ended November 2, 2013 and October 27, 2012 and $2.0 million and $3.2 million, respectively, during the first three quarters ended November 2, 2013 and October 27, 2012. The decrease in the number of stores tested for impairment year-over-year was primarily related to the Company’s closure of certain underperforming stores in fiscal 2012. Based on historical operating performance and the projected outlook for these 57 stores tested for impairment during the third quarter of 2013, the Company believes that the remaining asset value of approximately $3 million, as of November 2, 2013, is recoverable. Additionally, the Company wrote off approximately $0.9 million of excess store fixtures in the first three quarters of fiscal 2012.

5. DERIVATIVE LIABILTY
As disclosed in Note 9, "Shareholders' Equity," the Company issued 1,000 shares of its Convertible Series B Preferred Stock (the “Series B Preferred”) in connection with the 5-year, $60 million senior secured term loan (the “Term Loan”), funded by an affiliate of Golden Gate Capital. The fair value of the Series B Preferred at issuance was approximately $15 million which was recorded as a derivative liability. As of November 2, 2013 and February 2, 2013, the fair value of the derivative liability was approximately $27 million and $20 million, respectively. See Note 10, “Fair Value Measurements – Recurring Fair Value Measurements” for further discussion on the derivative liability.
6. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	November 2, 2013	February 2, 2013
	(In thousands)
Accrued compensation and benefits	$11,233	$13,222
Accrued gift cards	6,439	9,520
Sales taxes payable	2,149	2,353
Other	22,303	18,464
Total other current liabilities	$42,124	$43,559
7. DEBT
Credit Facility
On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “Wells Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (the “Former Credit Facility”). Borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate (as defined in the Wells Credit Facility, 1.67% as of November 2, 2013). Extensions of credit under the Wells Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Wells Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The Wells Credit Facility is secured by liens and security interests with (a) a first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) a second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The Wells Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The Wells Credit Facility is scheduled to mature on December 7, 2016. Although the Company made progress with respect to its comparable store net sales and gross margins in fiscal 2012 and the first three quarters of fiscal 2013, if the Company were to experience a decline in same-store sales and gross margins in the future, it may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund its operations, which sources might not be available. Based on current forecasts, the Company believes that its cash flows from operations and working capital will be sufficient to meet its operating and capital expenditure needs for the next twelve months. At November 2, 2013, the Company had no direct borrowings and $13 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under the Wells Credit Facility at November 2, 2013 was approximately $63 million. The Company is not subject to any financial covenant restrictions under the Wells Credit Facility.
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
As of November 2, 2013, the remaining aggregate principal payments due under the Term Loan and the Mortgage Debt are as follows:

	Fiscal Year
	2013	2014	2015	2016	2017	Total
Mortgage Debt	$147	$614	$655	$699	$26,010	$28,125
Term Loan (1)	—	—	—	65,338	—	65,338
Total	$147	$614	$655	$66,037	$26,010	$93,463
			Less: Term Loan discount			(12,135)
			Less: current portion of long-term debt			(604)
			Total long-term debt			$80,724
(1)Upon maturity of the Term Loan, $26.7 million of PIK interest will become due and payable, of which, $9.1 million is accrued as of November 2, 2013.
The Company recorded interest expense of $3.6 million and $3.2 million during the third quarters of fiscal 2013 and 2012, respectively, and $10.6 million and $10.0 million during the first three quarters of fiscal 2013 and 2012, respectively.
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
The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the quarter ended November 2, 2013. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be significantly limited.
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
Stock-Based Compensation
The Company maintains two stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the “Performance Plan”) and (2) the amended and restated Employee Stock Purchase Plan (the “ESPP”). The types of awards that may be granted under the Performance Plan include stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the Performance Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the Performance Plan is ten years after the grant date of the award. As of November 2, 2013, the maximum number of shares of the Company’s common stock that was available for award grants under the Performance Plan was 2.4 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for future award grants under the Performance Plan. The Performance Plan will terminate on March 22, 2015, unless terminated earlier by the Company’s Board of Directors.
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
Stock Options
The fair value of the Company’s stock-based compensation activity was determined using the following weighted-average assumptions:

	For the Three Quarters Ended
	November 2, 2013		October 27, 2012
	Stock Options	ESPP	Stock Options	ESPP
Expected life	NA	1 year	4 years	6 months
Expected volatility	NA	63%	87% - 88%	71%
Risk-free interest rate	NA	0.11%	0.53% - 0.92%	0.15%
Expected dividends	NA	$—	$—	$—

Under the Performance Plan, incentive and nonqualified stock options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. No stock options were granted by the Company during the first three quarters of fiscal 2013. A summary of stock option (incentive and nonqualified) activity for the first three quarters of fiscal 2013 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000s)
Outstanding at February 2, 2013	2,388,048	$5.66
Granted	—	—
Exercised	(10,375)	1.65
Forfeited or expired	(150,470)	14.03
Outstanding at November 2, 2013	2,227,203	$5.11	3.0	$128
Vested and expected to vest at November 2, 2013	2,218,545	$5.12	3.0	$125
Exercisable at November 2, 2013	2,071,622	$5.21	2.9	$103

The weighted-average grant-date fair value per share of options granted during the first three quarters of fiscal 2012 was $1.71. There were no stock options granted in the first three quarters of fiscal 2013. There were 10,375 and 143,900 stock options exercised during the first three quarters of fiscal 2013 and 2012, respectively. The total intrinsic value of options exercised during the first three quarters of fiscal 2012 was $0.1 million. The total intrinsic value of options exercised during the first three quarters of fiscal 2013 was immaterial.
Restricted Stock Awards
A summary of service-based restricted stock awards activity under the Performance Plan for the first three quarters of fiscal 2013 is presented in the following table. Except as described below, such restricted stock awards contain a service-based restriction as to vesting. These awards generally vest over 4 years with 25% of the grant vesting each year on the anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 2, 2013	1,795,943	$2.16
Granted	175,000	2.53
Vested	(466,033)	2.31
Forfeited	(56,006)	2.35
Outstanding at November 2, 2013	1,448,904	$2.15
The weighted-average grant-date fair value per share of service-based restricted stock awards granted during the first three quarters of fiscal 2013 and 2012 was $2.53 and $1.76, respectively. The total fair value of awards vested during the first three quarters of fiscal 2013 and 2012 was $1.5 million and $0.5 million, respectively.
During the first three quarters of fiscal 2012, the Company granted 675,000 performance-based restricted stock awards which only vest upon the achievement of certain financial targets. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during fiscal 2012 was $1.77. There were no performance-based restricted stock awards granted in the first three quarters of fiscal 2013.

Restricted Stock Units
A summary of restricted stock units activity under the Performance Plan for the first three quarters of fiscal 2013 is presented below. Restricted stock units contain a service-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 2, 2013	125,000	$1.57
Granted	122,480	3.47
Vested	(125,000)	1.57
Forfeited	—	—
Outstanding at November 2, 2013	122,480	$3.47
The weighted-average grant-date fair value per share of service-based restricted stock units granted during the first three quarters of fiscal 2013 and 2012 was $3.47 and $1.57, respectively. The total fair value of restricted stock units vested during the first three quarters of fiscal 2013 and 2012 was $0.4 million and $0.2 million, respectively.
Stock-based compensation expense recognized related to nonvested stock options, restricted stock awards and restricted stock units during the third quarter of fiscal 2013 and 2012 was $0.5 million and $0.6 million, respectively, and during first three quarters of fiscal 2013 and 2012 was $2.2 million and $2.1 million, respectively.
At November 2, 2013, the Company had approximately $2.6 million of stock-based compensation cost related to nonvested stock options, service-based restricted stock awards, performance-based restricted stock awards, and restricted stock units expected to be recognized over a weighted-average period of approximately 2.1 years.
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
During the first three quarters of fiscal 2013 and 2012, the Company issued 149,398 and 114,897 shares at a price of $1.50 and $1.58 per share, respectively, under the ESPP.
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

Recurring Fair Value Measurements
Derivative Liability
The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option-pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions:

	November 2, 2013	February 2, 2013
Stock price	$2.59	$2.02
Conversion price	$1.75	$1.75
Expected volatility	72%	68%
Expected term (in years)	8.1	8.9
Risk free interest rate	2.34%	2.04%
Expected dividends	$—	$—
The following table presents the activity recorded for the derivative liability during the first three quarters ended:

November 2, 2013
(In thousands)
Beginning balance as of February 2, 2013	$20,082
Loss on change in fair value	9,290
Balance as of May 4, 2013	29,372
Loss on change in fair value	21,154
Balance as of August 3, 2013	50,526
Gain on change in fair value	(23,444)
Ending balance as of November 2, 2013	$27,082
Changes in the fair value of the derivative liability are included in (gain) loss on derivative liability in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Operations.
Non-Recurring Fair Value Measurements
On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs including, but not limited to, comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During the first three quarters of fiscal 2013 and 2012 the Company recorded $2.0 million and $4.1 million of impairment charges, respectively, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.
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

The Company is also involved from time to time in other litigation incidental to its business. The Company currently cannot assess whether the outcome of current litigation will likely have a material adverse effect on its results of operations or financial condition and, from time to time, the Company may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have a material adverse effect on the Company’s operating results.
Indemnities, Commitments and Guarantees
During the normal course of business, the Company agreed to certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities, commitments and guarantees include those given to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying Condensed Consolidated Balance Sheets other than as disclosed below.
Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $13 million and $26 million outstanding at November 2, 2013 and October 27, 2012 respectively, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
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
13. DISCONTINUED OPERATIONS
In accordance with ASC Topic 205, “Presentation of Financial Statements- Discontinued Operations” (“ASC 205”), the Company has presented the results of operations of its closed stores as discontinued operations for all periods presented. The Company closed three and six underperforming stores in the third quarters of fiscal 2013 and 2012, respectively, and during the first three quarters of fiscal 2013 and 2012, the Company closed thirteen and fourteen underperforming stores, respectively. If the cash flow of the closed store was determined not to be significant to ongoing operations, and the cash inflows of nearby stores were not expected to increase significantly, the results of operations of the closed store are included in discontinued operations. The following table details the operating results included in discontinued operations for the periods presented:

	For the Third Quarter Ended	For the Three Quarters Ended
	October 27, 2012	October 27, 2012
Net sales	$12,956	$37,531
Cost of goods sold, including buying, distribution and occupancy costs	12,630	30,684
Gross margin	326	6,847
Selling, general and administrative expenses	2,727	9,268
Operating loss	(2,401)	(2,421)
Income taxes	42	42
Loss from discontinued operations	$(2,443)	$(2,463)

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

Cash flow and liquidity (working capital)
We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Although we made progress with respect to our comparable store net sales and gross margins in fiscal 2012 and the first three quarters of fiscal 2013, if we were to experience a substantial decline in same-store sales and gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that cash flows from operations and working capital will be sufficient to meet our operating and capital expenditure needs for the next twelve months.
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
Results of Operations
Continuing Operations
The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal periods indicated. The table excludes discontinued operations and the discussion that follows should be read in conjunction with the table:

	For the Third Quarter Ended		For the Three Quarters Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	75.0	71.9	73.3	73.4
Gross margin	25.0	28.1	26.7	26.6
Selling, general and administrative expenses	26.1	27.5	28.1	30.5
Operating income (loss)	(1.1)	0.6	(1.4)	(3.9)
(Gain) loss on derivative liability	(11.3)	(2.6)	1.2	(0.6)
Interest expense, net	1.7	1.5	1.8	1.7
Income (loss) before income taxes	8.5	1.7	(4.4)	(5.0)
Income tax expense	0.2	—	—	0.1
Income (loss) from continuing operations	8.3%	1.7%	(4.4)%	(5.1)%

53rd Week Calendar Shift
Our fiscal 2012 annual reporting period included a 53rd week. Due to the inclusion of a 53rd week in fiscal 2012, there is a one-week calendar shift in the comparison of the third quarter of fiscal 2013 ended November 2, 2013, to the third quarter of fiscal 2012 ended October 27, 2012. The third quarter of fiscal 2012 included a higher volume back-to-school week as a result of the 53rd week retail calendar shift compared to the third quarter of fiscal 2013. This resulted in a decrease in net sales of approximately $11 million, a 1.9% decrease in gross margin, and an $0.08 per diluted share decrease to our income from continuing operations per share for the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012.

The third quarter (13 weeks) ended November 2, 2013 as compared to the third quarter (13 weeks) ended October 27, 2012
Net Sales
Net sales were $206.6 million for the third quarter of fiscal 2013 versus $215.5 million for the third quarter of fiscal 2012. The components of this $8.9 million decrease in net sales are as follows:

$ millions	Attributable to
$(11.1)
The 53rd week retail calendar shift which resulted in losing a higher volume week at the beginning of our third quarter of fiscal 2013 versus a lower volume week at the end of our third quarter of fiscal 2012.

2.1	Increase in comparable store sales.
0.1	Increase in non-comparable sales.
$(8.9)	Total
For the third quarter of fiscal 2013, comparable store net sales increased 1%, average sales transactions increased 1% and total transactions were flat, as compared to the same period a year ago. The comparable store net sales increase was due to a 5% increase in Women’s sales, while Men’s sales decreased 1%. The increase in Women’s sales was driven primarily by sales of tops and accessories. The decline in Men’s sales was due to decreases in sales of tops and bottoms. Apparel represented 83% of total Men’s sales for the third quarter of fiscal 2013 versus 85% in the third quarter of fiscal 2012, while Women’s apparel was flat at 87% of total Women's sales for the third quarter of fiscal 2013, as compared to the same period a year ago. Total accessories and footwear was 15% of total sales for the third quarter of fiscal 2013 versus 14% in the third quarter of fiscal 2012.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $51.7 million for the third quarter of fiscal 2013 versus $60.5 million for the third quarter of fiscal 2012. As a percentage of net sales, gross margin was 25.0% for the third quarter of fiscal 2013 compared to 28.1% for the third quarter of fiscal 2012. The components of this 3.1% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(1.9)
Decrease in merchandise margin to 48.7% in the third quarter of fiscal 2013 from 50.6% in the third quarter of fiscal 2012. Approximately 0.7% of this decrease was due to the 53rd week retail calendar shift. The balance of the decrease was due to higher promotional activity resulting from a challenging and competitive environment during the quarter.

(1.2)
Increase in occupancy, distribution costs and all other non-merchandise margin costs as a percentage of sales as compared to the third quarter of fiscal 2012 primarily due to the 53rd week retail calendar shift.

(3.1)	Total
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $54.0 million for the third quarter of fiscal 2013 compared to $59.4 million for the third quarter of fiscal 2012. As a percentage of net sales, these expenses decreased to 26.1% in the third quarter of fiscal 2013 from 27.5% in the third quarter of fiscal 2012. The components of this 1.4% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
(0.7)	Decrease in depreciation expense to $6 million in the third quarter of fiscal 2013 from $7 million in the third quarter of fiscal 2012 due primarily to recent store closures.
(0.5)	Decrease in store payroll and payroll-related expenses as a percentage of net sales.
(0.2)	Decrease in all other SG&A expenses as a percentage of sales.
(1.4)	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $1 million during each of the third quarters of fiscal 2013 and 2012, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

Gain on Derivative Liability
We recorded a non-cash gain of approximately $23 million related to our derivative liability in the third quarter of fiscal 2013, compared to a non-cash gain of approximately $6 million for the third quarter of fiscal 2012. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements – Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was approximately $4 million and $3 million for the third quarters of fiscal 2013 and 2012, respectively. Interest expense, net, for the third quarters of fiscal 2013 and 2012 was primarily related to interest costs associated with the Term Loan described in Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes
We recognized income tax expense of $0.4 million for the third quarter of fiscal 2013 and $0.1 million for the third quarter of fiscal 2012. For fiscal 2013, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.
Income from Continuing Operations
Income from continuing operations for the third quarter of fiscal 2013 was approximately $17 million, or $0.23 per diluted share, versus income from continuing operations of approximately $3 million, or $0.05 per diluted share, for the third quarter of fiscal 2012. Income for the third quarter of fiscal 2013 included a gain on our derivative liability of approximately $23 million, or $0.31 per diluted share, as discussed in Note 10 to the Condensed Consolidated Financial Statements. The 53rd week retail calendar shift described above resulted in an $0.08 decrease to our earnings per diluted share in the third quarter of fiscal 2013.
The first three quarters (39 weeks) ended November 2, 2013 as compared to the first three quarters (39 weeks) ended October 27, 2012
Net Sales
Net sales were $591.7 million for the first three quarters of fiscal 2013 versus $575.0 million for the first three quarters of fiscal 2012. The components of this $16.7 million increase in net sales are as follows:

$ millions	Attributable to
$3.1
The 53rd week retail calendar shift which resulted in the inclusion of a higher volume week at the end of our first three quarters of fiscal 2013 versus a lower volume week at the beginning of our first three quarters of fiscal 2012.

11.4	Increase in comparable store sales.
2.2	Increase in non-comparable sales.
$16.7	Total
For the first three quarters of fiscal 2013, comparable store net sales increased 2%, average sales transactions increased 2% and total transactions increased 1%, as compared to the same period a year ago. The comparable store net sales increase was due to an 8% increase in Women’s sales, while Men’s sales decreased 2%. The increase in Women’s sales was primarily driven by sales of tops, bottoms and accessories. The decline in Men’s sales was due to decreases in sales of tops and bottoms. Apparel represented 82% of total Men’s sales for the first three quarters of fiscal 2013 versus 85% in the first three quarters of fiscal 2012, while Women’s apparel represented 87% of total Women’s sales for the first three quarters of fiscal 2013 versus 86% in the first three quarters of fiscal 2012. Total accessories and footwear represented a combined 16% of total sales for the first three quarters of fiscal 2013 versus 15% in the first three quarters of fiscal 2012.

Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $158.1 million for the first three quarters of fiscal 2013 versus $152.8 million for the first three quarters of fiscal 2012. As a percentage of net sales, gross margin was 26.7% for the first three quarters of fiscal 2013 compared to 26.6% for the first three quarters of fiscal 2012. The components of this 0.1% increase in gross margin as a percentage of net sales were as follows:

%	Attributable to
0.3	Increase in merchandise margin to 51.5% in the first three quarters of fiscal 2013 from 51.2% in the first three quarters of fiscal 2012 due to an increase in initial mark-ups of products.
(0.2)
Increase in occupancy, distribution costs and all other non-merchandise margin costs as a percentage of sales compared to the first three quarters of fiscal 2012. Adjusting for the 53rd week retail calendar shift, there was deleveraging of buying and occupancy costs of 0.4% primarily due to prior year rent relief that did not anniversary in the first three quarters of fiscal 2013.

0.1	Total
Selling, General and Administrative Expenses
SG&A expenses were $166.2 million for the first three quarters of fiscal 2013 compared to $175.6 million for the first three quarters of fiscal 2012. As a percentage of net sales, these expenses decreased to 28.1% in the first three quarters of fiscal 2013 from 30.5% in the first three quarters of fiscal 2012. The components of this 2.4% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
(1.0)	Decrease in store payroll and payroll-related expenses as a percentage of net sales.
(1.0)	Decrease in depreciation expense to $18 million in the first three quarters of fiscal 2013 from $24 million in the first three quarters of fiscal 2012 due primarily to recent store closures.
(0.3)	Decrease in non-cash asset impairment charges and store closure related charges to $2 million in the first three quarters of fiscal 2013 from $4 million in the first three quarters of fiscal 2012.
(0.1)	Decrease in all other SG&A expenses as a percentage of sales.
(2.4)	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $2 million during the first three quarters of fiscal 2013 and approximately $4 million during the first three quarters of fiscal 2012, to write-down the carrying value of certain long-lived store assets to their estimated fair values.
Loss (gain) on Derivative Liability
We recorded a non-cash loss of approximately $7 million related to our derivative liability in the first three quarters of fiscal 2013, compared to a non-cash gain of approximately $4 million in the first three quarters of fiscal 2012. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements – Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was approximately $11 million for the first three quarters of fiscal 2013 and $10 million for the first three quarters of fiscal 2012. Interest expense, net, for the first three quarters of fiscal 2013 and 2012 was primarily related to interest costs associated with the Term Loan described in Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes
We recognized income tax expense of $0.6 million for each of the first three quarters of fiscal 2013 and 2012. For fiscal 2013, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.

Loss from Continuing Operations
Our loss from continuing operations for the first three quarters of fiscal 2013 was approximately $26 million, or $(0.38) per diluted share, versus a loss from continuing operations of approximately $30 million, or $(0.44) per diluted share, for the first three quarters of fiscal 2012. Our loss for the first three quarters of fiscal 2013 included a loss on our derivative liability of approximately $7 million, or $(0.10) per diluted share, as discussed in Note 10 to the Condensed Consolidated Financial Statements. The 53rd week retail calendar shift described above resulted in a $0.03 improvement in loss per diluted share in the first three quarters of fiscal 2013.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow and with short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. Although we made progress with respect to our comparable store net sales and gross margins in fiscal 2012 and the first three quarters of fiscal 2013, if we were to experience a substantial decline in same-store sales and gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that cash flows from operations and working capital will be sufficient to meet our operating and capital expenditure needs for the next twelve months.

	For the Three Quarters Ended
	November 2, 2013	October 27, 2012
	(In thousands)
Net cash used in operating activities	$(21,110)	$(21,621)
Net cash used in investing activities	(7,160)	(3,096)
Net cash used in financing activities	(536)	(1,780)
Net decrease in cash and cash equivalents	$(28,806)	$(26,497)
Operating Cash Flows
Net cash used in operating activities in the first three quarters of fiscal 2013 was $21.1 million, compared to $21.6 million for the first three quarters of fiscal 2012. This decrease of $0.5 million was due primarily to higher sales, improved margins and lower operating costs. Our primary use of cash in the first three quarters of fiscal 2013 and 2012 was to purchase merchandise inventories. Non-cash adjustments to reconcile our net loss to net cash used in operating activities were approximately $32 million in the first three quarters of fiscal 2013 and $30 million in the first three quarters of fiscal 2012, respectively, and were primarily related to depreciation expense, asset impairment charges and the loss (gain) on our derivative liability in both periods.
Working Capital
Working capital at November 2, 2013, was $31 million compared to $42 million at February 2, 2013, a decrease of $11 million. The changes in working capital were as follows:

$ millions	Description
$42	Working capital at February 2, 2013.
(29)	Decrease in cash and cash equivalents.
19	Increase in inventories, net of accounts payable.
(1)	Increase in other current liabilities, net of other current assets.
$31	Working capital at November 2, 2013.

The primary driver of the increase in other current liabilities, net of other current assets is our derivative liability, described in Note 10 to the Condensed Consolidated Financial Statements. As of November 2, 2013, and February 2, 2013, the fair value of our derivative liability was approximately $27 million and $20 million, respectively. In the event that all or a portion of our derivative liability is extinguished due to the conversion of the Series B Preferred, we will be required to issue shares of our common stock to the holder of the Series B Preferred in an amount to be determined and no cash outflow will be required.

Investing Cash Flows
Net cash used in investing activities in the first three quarters of fiscal 2013 was $7.2 million compared to $3.1 million used in investing activities for the first three quarters of fiscal 2012, an increase in cash outflow of $4.1 million. Investing cash outflows in the first three quarters of fiscal 2013 and 2012 were comprised primarily of capital expenditures for refreshing existing stores and information technology investments at the store level. We expect total capital expenditures for fiscal 2013 to be approximately $10 million to $15 million. Investing cash inflows of $8 million in the first three quarters of fiscal 2012 were primarily related to the receipt of restricted cash that was used as collateral to fund letters of credit outstanding under the Former Credit Facility.
Financing Cash Flows
Net cash used in financing activities in the first three quarters of fiscal 2013 was $0.5 million compared to $1.8 million for the first three quarters of fiscal 2012. The primary use of cash for financing activities in the first three quarters of fiscal 2013 was principal payments under our mortgage borrowings and under capital lease obligations. The primary use of cash for financing activities in the first three quarters of fiscal 2012 was principal payments under the Wells Credit Facility.
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
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At November 2, 2013, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations	$323	$76	$117	$78	$52
Term loan	100	4	9	87	—
Mortgage debt	35	2	5	28	—
Letters of credit	13	13	—	—	—
Guaranteed minimum royalties	2	1	1	—	—
Total	$473	$96	$132	$193	$52
Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for the first three quarters of fiscal 2013 and fiscal 2012 were approximately $102 million and $100 million, respectively. Total CAM expenses may continue to fluctuate significantly from year-to-year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases can be found below under the caption “Operating Leases.”

Obligations under our Executive Deferred Compensation Plan are equal to approximately $2 million as of November 2, 2013, and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.
Operating Leases

We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through August 2024. Many of our retail store leases require us to pay CAM charges, insurance and property taxes. In addition, many of our retail store leases require us to pay percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, some of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 to the Consolidated Financial Statements). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed $1 million or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, we are not required to make payments to our landlords in order to exercise our cancellation rights under these provisions. The Wells Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the stores we are projecting to close by the end of fiscal 2013. None of our retail store leases contain purchase options.
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
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past, including the first three quarters of fiscal 2013.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk in connection with the Wells Credit Facility. Generally, direct borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR rate, plus 1.50% (1.67% at November 2, 2013). See Note 7 to the Consolidated Financial Statements.
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
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 2, 2013.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/2004
3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/1998
3.3	Sixth Amended and Restated Bylaws of the Company	10-Q	9/6/2013
3.4	Certificate of Determination of Preferences of Convertible Series B Preferred Stock of the Company.	8-K	12/7/2011
10.1+	Modification of Deed of Trust, Assignments of Rent and Security Agreement and Other Agreements and Partial Release
31.1+	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

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

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: December 6, 2013	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: December 6, 2013	By:	/s/ MICHAEL W. KAPLAN
Michael W. Kaplan
Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)