Form 10-K
period 2014-02-01
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2014-03-28
CIK 874841

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: February 1, 2014
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
The aggregate market value of Common Stock held by non-affiliates of the registrant as of August 3, 2013, the last business day of the most recently completed second quarter, was approximately $304 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.
On March 28, 2014, the registrant had 68,909,580 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-K
For the Fiscal Year Ended February 1, 2014

PART I

ITEM 1. BUSINESS
General
Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company,” “Registrant,” “PacSun,” “we,” “us,” or “our”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. We sell a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. We operate a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” The Company, a California corporation, was incorporated in August 1982. As of February 1, 2014, we leased and operated 618 stores in each of the 50 states and Puerto Rico, comprised of 2.4 million total square feet.
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
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks
2014	January 31, 2015	52
2013	February 1, 2014	52
2012	February 2, 2013	53
2011	January 28, 2012	52
2010	January 29, 2011	52
2009	January 30, 2010	52
Our Mission and Strategies
Our mission is to provide our customers with a compelling product assortment and great shopping experience that together highlight a premium mix of both branded and proprietary merchandise that speak to the action sports, fashion and music influences of the California lifestyle. PacSun’s foundation has traditionally been built upon a great collection of aspirational brands, including adidas, Been Trill, Billabong, Crooks and Castles, DGK, Diamond Supply Co., Fox Racing, Hurley, L-R-G, Neff, Nike, O’Neill, Riot Society, Roxy, RVCA, Vans, Volcom, and Young and Reckless, among others. We also continue to invest in and grow our proprietary brands, which include Bullhead®, Kirra®, LA Hearts®, On the Byas®, Black Poppy® and Nollie®.
We also license the Modern Amusement® brand from Dirty Bird Productions, Inc., a company owned by Mossimo Giannulli, the founder of the Mossimo® brand. In early fiscal 2013, we launched a new, exclusive to PacSun fashion line by Kendall and Kyle Jenner. We are also the only wholesale partner currently selling the Brandy Melville brand, which originates in Rome, but takes inspiration from the casual, California lifestyle and mixes current trends with every day essentials, creating a line that resonates with our customers. Taken together, we believe that our mix of brands gives us the capability to offer our customers an unmatched selection of fashionable and authentic products synonymous with the creativity, optimism and diversity that is uniquely California.
During fiscal 2012, we launched our “Golden State of Mind” brand positioning which reflects the optimism, creativity and diversity of PacSun’s California heritage. The concept is being realized through print advertising, online social media, in-store elements, events, and our website, www.pacsun.com. In fiscal 2013, we further defined our Golden State of Mind brand positioning by showcasing our unique brands and selective music influences at our summer pop-up store in the heart of Soho on Broadway in lower Manhattan. Along with refreshing our brand logo this year and updating some of our older generation stores to our current branding, we applied some shop-in-shop learnings from the Soho store to select top stores.
Merchandising
Our stores offer an assortment of casual apparel, footwear and related accessories for young men and women, with the goal of being viewed by our customers as the most desired retailer for their lifestyle. The following tables set forth our merchandise assortment as a percentage of net sales for the most recent three fiscal years:

	Fiscal Years
	2013	2012	2011
Men’s Apparel	46%	48%	49%
Women’s Apparel	39%	37%	37%
Footwear and Accessories	15%	15%	14%
Total	100%	100%	100%
Denim represents a significant percentage of our total sales, accounting for 13%, 17% and 18% of total sales in fiscal 2013, 2012 and 2011, respectively. During fiscal 2011, denim and casual pants had positive comparable sales. Men’s bottoms capitalized on a new trend in “twill and chino” pants while Women’s bottoms invested heavily in leggings and continued to perform well in our foundational “skinny” fit line. In fiscal 2012, denim sales decreased slightly, however, our penetration of casual pants grew. Sales from combined Men’s and Women’s casual pants almost doubled in fiscal 2012 compared to fiscal 2011. In fiscal 2013, denim sales continued to decrease for both Men's and Women's, but was partially offset by sales in casual pants and other bottoms categories.
Another significant trend in our business over the past several years was the decline and now steady rise in sales of footwear and accessories (“non-apparel”). Prior to fiscal 2007, non-apparel accounted for more than 30% of net sales versus only 12% in fiscal 2009, resulting from a de-emphasis on non-apparel categories. Starting in fiscal 2010 and continuing through fiscal 2013, we have been focused on reclaiming non-apparel market share by reintroducing footwear to approximately 440 stores as of February 1, 2014. While non-apparel now represents 15% of net sales for fiscal 2013, footwear sales, particularly in men’s, continued to expand, increasing 18%, while women’s decreased 14%, as compared to fiscal 2012. Our Men's footwear is predominately branded, while our Women's footwear is primarily proprietary.
Branded Merchandise
Our heritage has been built upon offering a wide selection of premium brands that speak to the ever-changing styles of our customers, including adidas, Been Trill, Billabong, Brandy Melville, Crooks and Castles, DGK, Diamond Supply Co., Fox Racing, Hurley, L-R-G, Neff, Nike, O’Neill, Riot Society, Roxy, RVCA, Vans, Volcom, and Young and Reckless, among others. We also license the Modern Amusement® brand from Dirty Bird Productions, Inc., a company owned by Mossimo Giannulli, the founder of the Mossimo® brand. In fiscal 2013, Nike, Inc. (which includes the Hurley brand) accounted for 10% of net sales. During fiscal 2012 and 2011, no vendor accounted for more than 10% of net sales.
Branded merchandise accounted for approximately 51% of total net sales in fiscal 2013, 53% of total net sales in fiscal 2012 and 51% of total net sales in fiscal 2011. Excluding Men’s denim and knit sales, branded merchandise accounted for approximately 86%, 91% and 88% of Men’s sales in fiscal 2013, 2012 and 2011, respectively.
Proprietary Brand Merchandise
We complement our name-brand offerings with our proprietary brands, including Bullhead®, Kirra®, LA Hearts®, On the Byas®, Black Poppy® and Nollie®. Proprietary brands provide us with an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise, capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and exercise a greater degree of control over the flow of our merchandise. Our own product design group, in collaboration with our buyers, designs our proprietary brand merchandise. Our sourcing organization oversees the manufacture and delivery of our proprietary brand merchandise, with manufacturing sourced both domestically and internationally. Our proprietary brand merchandise accounted for approximately 49% of total net sales in fiscal 2013, 47% of total net sales in fiscal 2012, and 49% of total net sales in fiscal 2011. Proprietary brand merchandise accounted for approximately 70%, 70% and 69% of Women’s sales in fiscal 2013, 2012 and 2011, respectively.
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
Generally, our merchandise is delivered to our distribution facility in Olathe, Kansas where it is inspected, received, allocated to stores, ticketed when necessary and boxed for distribution to our stores or packaged for delivery to our e-commerce customers. Each store is typically shipped merchandise twice a week, providing it with a steady flow of new merchandise. We use both national and regional carriers to ship merchandise to our stores and e-commerce customers. We may occasionally use air freight to ship merchandise to stores when necessary.
E-commerce
During fiscal 2013, 2012, and 2011, our Internet sales represented approximately 7%, 7% and 6%, respectively, of our total sales. We sell a combination of the same selection of merchandise carried in our stores along with online exclusives at www.pacsun.com. We also advertise our website as a shopping destination on certain Internet portals and search engines and market our website in our stores. During fiscal 2012, we launched our new Demandware platform which includes several improved features, such as customer product reviews and ratings, side by side product comparisons, improved site navigation and product pages, and a more streamlined check-out process. Our Internet strategy benefits from the nationwide retail presence of our stores, brand recognition of PacSun, a tech-savvy customer base, and the availability of our key brands. We currently accept orders that ship to 44 countries outside of the United States through our e-commerce site.
Stores
Locations
We operate stores in each of the 50 states and Puerto Rico. For a geographical breakdown of stores by state, see Item 2, “Properties.”
Real Estate Strategy
Prior to fiscal 2008, we grew rapidly, with approximately 50 to 100 new store openings per year, leading to a peak of approximately 950 PacSun stores. Given the recent economic environment and our sales performance over the past few years, our focus shifted from continuing to open new stores to optimizing our existing fleet of stores. In order to improve the overall productivity of our store fleet, beginning in fiscal 2008 we began to accelerate the closure of PacSun stores each fiscal year. We closed 38 stores in fiscal 2008, 40 in fiscal 2009 and 44 in fiscal 2010. In fiscal 2011, we significantly increased the pace of store closures, resulting in the closing of 119 stores that year, and an additional 92 stores in fiscal 2012. A large majority of those closures occurred in the fourth quarter of each respective fiscal year. During fiscal 2013, we closed 30 underperforming stores primarily by way of kick-out rights and natural lease expirations. A kick-out clause relieves us of any future obligation under a lease if specified sales levels for our stores or certain mall occupancy targets are not achieved by a specified date. Long-lived assets associated with projected store closures were subject to our fiscal 2013 impairment testing and resulting impairment charges are included in our loss from continuing operations as appropriate. We anticipate closing an additional 10-20 underperforming stores in fiscal 2014 by way of kick-out rights and natural lease expirations.
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
Competition
The retail apparel, footwear and accessory business is highly competitive. Our business competes on a national level with leading specialty retail chains, department stores, as well as online retailers that offer the same or similar brands and styles of merchandise including: Abercrombie & Fitch, Aéropostale, Amazon, American Eagle Outfitters, The Buckle, Forever 21, H&M, Hollister, J.C. Penney, Karma Loop, Killerdana, Kohl’s, Macy’s, Nastygal, Nordstrom, Old Navy, Swell, Target, Tilly’s, Top Shop, Urban Outfitters, The Wet Seal, Zappos, Zara and Zumiez, as well as a wide variety of regional and local specialty stores. Many of our competitors are larger than we are and have significantly greater resources available to them than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.
Trademarks and Service Marks
We are the owner in the United States of the marks “Pacific Sunwear of California,” “PacSun,” and “Pacific Sunwear.” We also use and have registered, a number of other marks, including those attributable to our proprietary brands such as Bullhead, On the Byas, Kirra, Nollie, Black Poppy, LA Hearts and With Love From California. We have registered many of our marks outside of the United States. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.
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
Employees
At the end of fiscal 2013, we had approximately 10,300 employees, of whom approximately 8,250 were part-time. Of the total number of employees, approximately 540 were employed at our corporate headquarters and distribution center. A significant number of seasonal employees are hired during peak selling periods. None of our employees are represented by a labor union, and we believe that our relationships with our employees are good.
Executive Officers
Set forth below are the names, ages, titles, and certain background information of persons serving as executive officers of the Company as of March 28, 2014:

Executive Officer	Age	Title
Gary H. Schoenfeld	51	President, Chief Executive Officer and Director
Jonathan Brewer	59	Sr. Vice President, Product Development and Supply Chain
Alfred Chang	36	Sr. Vice President, Men’s Merchandising
Craig E. Gosselin	54	Sr. Vice President, General Counsel, Human Resources and Secretary
Michael W. Kaplan	50	Sr. Vice President, Chief Financial Officer
Christine Lee	43	Sr. Vice President, Women’s Merchandising
Gary H. Schoenfeld was appointed President and Chief Executive Officer in June 2009. Prior to joining us, he was President of Aritzia Inc., a Canadian fashion retailer, and Chief Executive Officer of Aritzia USA from August 2008 to February 2009, and was a director of Aritzia Inc. from May 2006 to June 2009. From 2006 until 2008 he was Vice Chairman and President and then Co-CEO of Global Brands Group, a brand management and licensing company based in London and Singapore which is the world-wide master licensee for The FIFA World Cup™. From September 1995 to July 2004, Mr. Schoenfeld was an executive officer of Vans, Inc., a publicly traded designer, distributor and retailer of footwear. He joined Vans as Chief Operating Officer, and then became President and a member of the Board of Directors in 1996 and Chief Executive Officer in 1997. He is a former director of CamelBak Products, LLC, 24 Hour Fitness, Inc. and Global Brands Group.

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
Alfred Chang was appointed Senior Vice President, Men’s Merchandising in October 2012. He is responsible for managing all aspects of merchandising and design for the Men’s division. Mr. Chang joined the Company in 2006 as a Senior Buyer for Men’s Merchandising, was promoted to Director of Men’s Merchandising in 2007 and to Vice President of Men’s Merchandising in 2009. Prior to working at PacSun, Mr. Chang held various merchandising positions at The Gap, Inc. from 2000 to 2006.
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
Michael W. Kaplan was appointed Senior Vice President, Chief Financial Officer in May 2011. In this position, he has responsibility for all aspects of the Company’s financial planning and reporting, treasury, tax, insurance, investor relations, real estate, construction and store design, and information technology. Mr. Kaplan joined us from Harbor Freight Tools, a privately held retailer of proprietary branded tools, where he served as Chief Financial Officer. Prior to joining Harbor Freight Tools in 2010, he was a senior executive of Gap, Inc. from 2005 to 2010. From 1989 to 2005, Mr. Kaplan held various financial positions with the Walt Disney Company including Vice President of Financial Planning and Control for the Disneyland resort division from 2001 to 2005. Mr. Kaplan is a certified public accountant.
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
ITEM 1A. RISK FACTORS
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

•	our capital expenditure plans for fiscal 2014;

•	potential recording of noncash impairment charges for underperforming stores in future quarters;

•	increases in product sourcing costs;

•	forecasts of future store closures, expansions, relocations and store refreshes during fiscal 2014; and

•	future increases in occupancy costs.

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
Although we made progress with respect to our comparable store net sales and gross margins in fiscal 2013 and fiscal 2012, if we are unable to continue to grow same-store sales and improve our gross margins in the future, we may be required to access most, if not all, of our credit facility with Wells Fargo Bank, N.A. (the “Wells Credit Facility”) and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that cash flows from operations and working capital will be sufficient to meet our operating and capital expenditure needs for the next twelve months.
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
We experience major seasonal fluctuations in our net sales and operating income, with a significant portion of our operating income typically realized during the six to seven week selling periods for each of the back-to-school and holiday seasons. Any decrease in sales or margins during these periods could have a material adverse effect on our results of operations and financial condition. In addition, in recent years we have experienced higher peaks and extended lulls during the year as customer shopping patterns have changed. The occurrence of unusual or extraordinary events, such as natural disasters, around the peak days of such key holidays and selling periods (e.g, Black Friday), could adversely affect our financial results. Additionally, extended periods of unseasonably warm temperatures during the fall/winter season or cold weather during the spring/summer season could render a portion of our inventory incompatible with those unseasonable conditions. Seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We generally carry a significant amount of inventory, especially before the six to seven week back-to-school and holiday season selling periods (the "Peak Selling Seasons"). If we are not successful in selling inventory during these periods, we may have to sell the inventory at significantly reduced prices, which would adversely affect our profitability. Additionally, in recent years, the Peak Selling Seasons have become more concentrated, with incidents such as inclement weather adversely impacting mall traffic and consumer buying patterns.
Our comparable store net sales results fluctuate significantly, which can cause volatility in our operating performance and stock price.
Our comparable store net sales results have fluctuated significantly over time, and are expected to continue to fluctuate in the future. For example, over the past five years, annual comparable store net sales results for our stores and online sales have varied from a low of minus 17% to a high of plus 2%, and on a quarterly basis can also vary significantly. A variety of factors affect our comparable store net sales results, including unfavorable economic conditions and decreases in consumer spending, changes in fashion trends and customer preferences, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, and weather conditions. Our comparable store net sales results for any fiscal period may decrease. As a result of these or other factors, our comparable store net sales results, both past and future, are likely to have a significant effect on the market price of our common stock and our operating performance, including our use of markdowns and our ability to leverage operating and other expenses that are somewhat fixed.
Our customers may not prefer our proprietary merchandise, which may negatively impact our profitability.
Sales from proprietary merchandise accounted for approximately 49% of total net sales in fiscal 2013, 47% of total net sales in fiscal 2012, and 49% of total net sales in fiscal 2011. There can be no assurance that any change in the sales penetration of proprietary merchandise will improve our operating results. Additionally, there can be no assurance that attempts to balance our proprietary merchandise and other merchandise will improve our operating results. Because our proprietary merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary merchandise could have a material adverse effect on our same store sales results, operating margins, results of operations and financial condition.
Customer preference for our branded merchandise could change, which may negatively impact our profitability.
Sales from branded merchandise account for more than half of our total sales and is a critical differentiating factor for our Men’s business. Excluding Men’s denim and knit sales, branded merchandise accounted for approximately 86%, 91% and 88% of Men’s sales in fiscal 2013, 2012 and 2011, respectively. As customer tastes change, our failure to anticipate, identify and react in a timely manner to emerging fashion trends and appropriately supplying our stores with key brands could have a material adverse effect on our same store sales results, operating margins, results of operations and financial condition.
The loss, theft or misuse of sensitive customer, employee or company information, or the failure or interruption of key information technology and resource planning systems, could materially adversely affect our business.
Our business involves the storage and transmission of sensitive information including the personal information of our customers, credit card information, employee information, data relating to consumer preferences, and proprietary company financial and strategic data. The protection of our customer, employee and company data is vitally important to us as the loss, theft or misuse of such information could lead to significant reputational, brand or competitive harm, regulatory action, litigation and potential liability. As a result, we believe that our future success and growth depends, in part, on the ability of our key business processes, including our information and communication systems, to prevent the theft, loss or misuse of this sensitive information. However, as with many businesses, we are subject to numerous security and cybersecurity risks which may prevent us from maintaining the privacy of sensitive information and require us to expend significant resources attempting to secure such information.
While we have installed privacy protection systems, devices and activity monitoring on our network, if unauthorized parties gain access to our networks, data storage or databases, they may be able to steal, publish, delete or modify our private and sensitive third-party information. In such circumstances, we could be held liable to our customers or other parties or be subject to regulatory or other actions for breaching privacy rules. This could result in costly investigations, regulatory action, and litigation, civil or criminal penalties and publicity that could adversely affect our financial condition, results of operations and reputation. Further, if we are unable to comply with security standards established by banks and the credit card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could adversely affect us. While we maintain insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.
In addition, we rely on certain information technology management and enterprise resource planning systems to prepare sales forecasts, track our financial and operating results, and otherwise operate our business. While we regularly evaluate our information systems capabilities and requirements, there can be no assurance that our existing information systems will be adequate to support the existing or future needs of our business. We may have to undertake significant information system implementations, modifications and/or upgrades in the future at significant cost to us. Such projects involve inherent risks associated with replacing and/or changing existing systems, such as system disruptions and the failure to accurately capture and protect data, among others. Information system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our business, results of operations and financial condition.
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
Occupancy costs represent a significant percentage of the total cost of operating our stores. Occupancy costs as a percentage of net sales were 17% in each of fiscal 2013, 2012, and 2011. If we are unsuccessful in further decreasing our occupancy costs as a percent of sales in the future it would be difficult to operate our stores profitably, which in turn would have a material adverse effect on our business, results of operations and financial condition.
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
We are involved from time to time in litigation incidental to our business, including two lawsuits involving allegations that we have violated provisions of California wage and hour laws that are described in Item 3. “Legal Proceedings” (the "Wage and Hour Lawsuits"). We currently cannot assess the likely outcome of the Wage and Hour Lawsuits, but if the outcome were negative in either Lawsuit, it could have a material adverse effect upon our results of operations or financial condition.
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
We also are subject to recently adopted SEC disclosure obligations relating to its use of so-called "conflict minerals" - columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold. These minerals are present in a significant number of our products. The disclosure obligations are complex, and there is little formal guidance with respect to their application. The first reports under the disclosure obligations are due to be filed with the SEC not later than May 31, 2014, and cover our activities during 2013.
Although we expect to be able to file the required report on time, in preparing to do so we are dependent upon the implementation of new processes and information supplied by over 200 suppliers of products that contain, or potentially contain, conflict minerals. To the extent that the information we receive from our suppliers is inaccurate or inadequate or our processes in obtaining that information do not fulfill the SEC's requirements, we could face both reputational and SEC enforcement risks.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We operate stores in each of the 50 states and Puerto Rico. We lease our stores under operating lease agreements with initial terms of approximately ten years that expire at various dates through January 2025. For more information concerning our store operating lease commitments, see Note 12 to the Consolidated Financial Statements.

We own our corporate office which is located in Anaheim, California and encompasses a total of approximately 180,000 square feet. We operate a distribution center in Olathe, Kansas, which comprises approximately 450,000 square feet. We believe these facilities are capable of servicing our operational needs through fiscal 2014.
At the end of fiscal 2013, the geographic distribution of our 618 stores was as follows:

Alabama	1	Louisiana	4	Ohio	19
Alaska	2	Maine	5	Oklahoma	5
Arizona	11	Maryland	15	Oregon	11
Arkansas	3	Massachusetts	14	Pennsylvania	33
California	80	Michigan	19	Rhode Island	1
Colorado	13	Minnesota	11	South Carolina	6
Connecticut	5	Mississippi	3	South Dakota	1
Delaware	4	Missouri	14	Tennessee	12
Florida	46	Montana	1	Texas	51
Georgia	11	Nebraska	4	Utah	10
Hawaii	7	Nevada	7	Vermont	2
Idaho	2	New Hampshire	7	Virginia	21
Illinois	20	New Jersey	19	Washington	18
Indiana	12	New Mexico	4	West Virginia	4
Iowa	5	New York	26	Wisconsin	9
Kansas	5	North Carolina	15	Wyoming	1
Kentucky	3	North Dakota	2	Puerto Rico	14
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
Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. On February 21, 2014, the plaintiff filed her motion to certify a class with respect to several claims. The Company’s opposition to such motion must be filed on or before June 16, 2014. A hearing on the plaintiff’s motion will be held on August 13, 2014. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol “PSUN.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share of the common stock as reported by NASDAQ:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
1st Quarter	$2.81	$2.01	$2.51	$1.45
2nd Quarter	4.47	2.75	2.28	1.17
3rd Quarter	4.50	2.59	2.70	1.72
4th Quarter	$3.65	$2.48	$2.09	$1.36
As of March 28, 2014, the number of holders of record of common stock of the Company was 254. We have never declared or paid any cash dividends on our common stock as the Wells Credit Facility and the $60 million senior secured term loan we obtained from an affiliate of Golden Gate Capital Private Equity, Inc. (“Golden Gate Capital”) in December 2011 (the “Term Loan”) prohibit the payment of cash dividends.
Common Stock Repurchase and Retirement
The Company did not repurchase shares of common stock in fiscal 2013, 2012 or 2011. Our Board of Directors authorized a stock repurchase plan in July 2008 as a means to reduce our overall number of shares outstanding, thereby providing greater value to our shareholders through increased earnings per share. The Company ended fiscal 2013 with approximately $48 million available under the stock repurchase plan. The repurchase authorization does not expire until all authorized funds have been expended. The Company does not currently plan to repurchase any shares pursuant to the plan during fiscal 2014 and would be restricted from doing so in any event under its credit agreements with Golden Gate Capital and Wells Fargo.
Equity Compensation Plans
The Company currently maintains three equity compensation plans: the 2005 Performance Incentive Plan (the “2005 Plan”), the 1999 Stock Award Plan (the “1999 Plan”), and the Employee Stock Purchase Plan (the “ESPP”). These plans have each been approved by the Company’s shareholders.
The following table sets forth, for each of the Company’s equity compensation plans, the number of shares of common stock subject to outstanding options and other rights, the weighted-average exercise price of outstanding options and other rights, and the number of shares remaining available for future award grants as of February 1, 2014:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	2,859,379	(1)	$5.11	(2)	2,684,635	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	2,859,379		$5.11		2,684,635

(1) This number includes shares of common stock to be issued upon exercise of outstanding options and SARs along with performance-based restricted stock awards which only vest upon the achievement of certain financial targets. This number does not take into account the likelihood of those financial targets to be achieved but reflects the maximum number of shares to be awarded under best-case targets.
(2) This number reflects the weighted-average exercise price of outstanding options and SARs and has been calculated exclusive of restricted stock units, performance-based awards described above, and other rights payable in an equivalent number of shares of Company common stock.
(3) Of the aggregate number of shares that remained available for future issuance, 2,596,620 were available under the 2005 Performance Incentive Plan and 88,015 were available under the ESPP. Shares authorized for issuance under the 2005 Plan generally may, subject to certain limitations set forth in that plan, be used for any type of award authorized under that plan including, but not limited to, stock options, SARs, restricted stock units, and nonvested stock and stock bonuses. No new awards may be granted under the 1999 Plan.

THE FOLLOWING PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE “FILED” WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.
PERFORMANCE GRAPH
Set forth below is a line graph comparing the percentage change in the cumulative total return on the Company’s common stock with the cumulative total return of the NASDAQ Stock Market (“NASDAQ Composite Index”) and the CRSP Total Return Industry Index for the NASDAQ Retail Trade Stocks (“NASDAQ Retail Trade Index”) for the period commencing on January 31, 2009, and ending on February 1, 2014.
*Returns are calculated based on the premise that $100 is invested in each of the Company’s stock, the NASDAQ Composite Index and the NASDAQ Retail Index on January 31, 2009, and that all dividends (if any) were reinvested. Over a five year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each PacSun fiscal year. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

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
Certain items in the table below have been presented in accordance with ASC 205, “Presentation of Financial Statements- Discontinued Operations” (“ASC 205”), which requires that operating results of any disposed assets or assets held for sale to be removed from income from continuing operations and reported as discontinued operations, as described in Note 15 of the Consolidated Financial Statements.

	Fiscal Year
	2013	2012(2)	2011	2010	2009
	(In millions, except per share and selected consolidated operating data)
Consolidated Statement of Operations Data(1):
Net sales	$798	$785	$759	$756	$811
Gross margin (after buying, distribution and occupancy costs)	199	196	167	171	208
Operating loss from continuing operations	(21)	(38)	(71)	(76)	(51)
Loss from continuing operations	(47)	(53)	(81)	(78)	(41)
Loss from continuing operations per common share, basic and diluted	$(0.69)	$(0.78)	$(1.22)	$(1.18)	$(0.62)
Consolidated Operating Data:
Comparable store net sales +/(-)(1)(4)	2%	2%	—%	(7)%	(17)%
Average net sales($) per square foot(1)(5)	$302	$298	$289	$289	$313
Average net sales($) per store (000s)(1)(5)	$1,189	$1,177	$1,142	$1,140	$1,236
Capital expenditures (in millions)	$12	$15	$13	$17	$23
Stores included in continued operations	618	615	613	614	612
Stores open at end of period(6)	618	644	733	852	894
Consolidated Balance Sheet Data (end of year):
Merchandise inventories	$83	$91	$89	$96	$90
Working capital	$16	$42	$62	$93	$117
Total assets	$273	$314	$355	$401	$477
Long-term debt(3)	$86	$80	$74	$29	$—
Shareholders’ equity	$18	$64	$113	$214	$307

(1) Items are presented on a basis that excludes discontinued operations.
(2) Fiscal 2012 was a fifty-three week year.
(3) In December 2011, the Company obtained the Term Loan from an affiliate of Golden Gate Capital. In connection with the Term Loan, the Company issued convertible series B preferred stock (the “Series B Preferred”). The fair value of the Series B Preferred at issuance was approximately $15 million as of December 7, 2011 and was approximately $31 million as of February 1, 2014. As of February 1, 2014, long-term debt included an unamortized debt discount balance of approximately $12 million.
(4) Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening, relocation, expansion or conversion. Comparable store net sales are assuming 52 weeks in each fiscal year, excluding the 53rd week in fiscal 2012. Comparable store net sales includes sales from our e-commerce business.
(5) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.
(6) Includes stores from continued operations and discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report on Form 10-K. The MD&A excludes the financial statement impact of discontinued operations, as described in Note 15 to the Consolidated Financial Statements. The MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” within Item 1A.
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2013 and fiscal 2011 each included 52 weeks while fiscal 2012 included 53 weeks. For purposes of the MD&A, the 52-week period ended February 1, 2014 is compared to the 53-week period ended February 2, 2013, and the 52-week period ended January 28, 2012. Comparable stores sales, however, compare the 52-week period ended February 1, 2014 to the 52-week period ended January 26, 2013, and January 28, 2012.
Executive Overview
We consider the following items to be key performance indicators in evaluating Company performance:
Comparable (or “same store”) sales
Stores are deemed comparable stores on the first day of the fiscal month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses and other costs that are somewhat fixed. Positive same store sales results usually generate greater operating leverage of expenses while negative same store sales results generally have a negative impact on operating leverage. Same store sales results also have a direct impact on our net sales, cash and working capital. We include sales from our e-commerce business in same store sales.
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
Store sales trends
We evaluate store sales trends in assessing the operational performance of our stores. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store were $1.2 million, $1.2 million, and $1.1 million during fiscal 2013, 2012, and 2011, respectively. Average net sales per square foot were $302, $298, and $289 during fiscal 2013, 2012, and 2011, respectively.
Cash flow and liquidity (working capital)
We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Although we made progress with respect to our comparable store net sales and gross margins in fiscal 2013 and fiscal 2012, if we are unable to continue to grow same-store sales and improve our gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that cash flows from operations and working capital will be sufficient to meet our operating and capital expenditure needs for the next twelve months.
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
During fiscal 2013, fiscal 2012, and fiscal 2011, we recorded impairment charges of $3 million, $5 million and $15 million, respectively. The impairment charges recorded during these periods resulted primarily from a variety of factors affecting our net sales, including unfavorable economic conditions and decreases in consumer spending, changes in fashion trends and customer preferences. The estimation of future cash flows from operating activities requires significant estimations of factors that include future sales and gross margin performance. If our sales or gross margin performance or other estimated operating results are not achieved at or above our forecasted level, the carrying value of certain of our retail stores may prove unrecoverable and we may incur additional impairment charges in the future. For more information concerning the evaluation of impairment of long-lived assets, see Note 4 to the Consolidated Financial Statements.
Stock-Based Compensation Expense
We recognize stock-based compensation expense based on the fair value on the grant date, net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest. Stock-based compensation is recognized on a straight-line basis over the requisite service period of the respective award. Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. We use the Black-Scholes option-pricing model to determine compensation expense for all stock options. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but those estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See “Stock-Based Compensation” in Notes 1 and 9 to the Consolidated Financial Statements for a further discussion on stock-based compensation.
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
Results of Operations
Continuing Operations
The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal years indicated. The table excludes discontinued operations and the discussion that follows should be read in conjunction with the table:

	Fiscal Year
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	75.0	75.0	78.0
Gross margin	25.0	25.0	22.0
Selling, general and administrative expenses	27.7	29.9	31.3
Operating loss	(2.7)	(4.9)	(9.3)
Loss on derivative liability	1.3	—	0.7
Interest expense, net	1.8	1.7	0.6
Loss before income taxes	(5.8)	(6.6)	(10.6)
Income taxes	0.1	0.1	0.1
Loss from continuing operations	(5.9)%	(6.7)%	(10.7)%
53rd Week Calendar Shift
Our fiscal 2012 annual reporting period included a 53rd week. Due to the inclusion of a 53rd week in fiscal 2012, there was one less week in fiscal 2013 compared to fiscal 2012. This resulted in a decrease in net sales of approximately $8 million, a 0.2% decrease in gross margin, and a $0.03 per diluted share decrease to our loss from continuing operations per share for fiscal 2013, compared to fiscal 2012.

Fiscal 2013 Compared to Fiscal 2012
Net Sales
Net sales increased to $798 million in fiscal 2013 from $785 million in fiscal 2012. The components of this $13 million increase in net sales were as follows:

$millions	Attributable to
$19	Increase in comparable store sales.
2	Increase in non-comparable sales.
(8)	The 53rd week retail calendar shift which resulted in one less week in fiscal 2013 versus fiscal 2012.
$13	Total

For fiscal 2013, comparable store net sales increased 2%, average sales transactions increased 1% and total transactions increased 2%, as compared to the same period a year ago. The comparable store net sales increase was due to a 6% increase in Women’s sales, while Men’s sales were flat. The increase in Women’s sales was driven primarily by sales of tops and other apparel. Decreases in Men’s sales was due to a decline in sales of bottoms, offset by increases in sales of footwear and accessories. Apparel represented 82% of total Men’s sales for fiscal 2013 versus 85% in fiscal 2012, while Women’s apparel was 87% of total Women's sales for fiscal 2013 versus 86% in fiscal 2012. Total accessory and footwear sales were flat at 15% of total sales for fiscal 2013, as compared to the same period a year ago.
Gross Margin
Gross margin, including buying, distribution and occupancy costs, increased to $199 million in fiscal 2013 from $196 million in fiscal 2012, an increase of $3 million, or 1.5%. As a percentage of net sales, gross margin was flat at 25.0% in fiscal 2013 compared to fiscal 2012. The primary components that caused gross margin to be flat to last year were as follows:

%	Attributable to
0.2
Increase in merchandise margin to 49.1% in fiscal 2013 from 48.9% in fiscal 2012. This increase was primarily due to an increase in initial markups partially offset by an increase in promotions and markdowns in fiscal 2013, compared to fiscal 2012. Adjusting for the 53rd week retail calendar shift, merchandise margin would have increased by 0.3% compared to the prior year.

(0.2)	Increase in occupancy, distribution costs and all other non-merchandise margin costs as a percentage of sales as compared to fiscal 2012 primarily due to the 53rd week retail calendar shift.
—	Total
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased to $221 million in fiscal 2013 from $235 million in fiscal 2012, a decrease of $14 million, or 6.0%. As a percentage of net sales, these expenses decreased to 27.7% in fiscal 2013 from 29.9% in fiscal 2012. The components of this 2.2% decrease in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to
(0.9)	Decrease in depreciation expense as a percentage of sales. Total depreciation was $24 million in fiscal 2013 compared to $30 million in fiscal 2012.
(0.9)	Decrease in store payroll and payroll-related expenses as a percentage of net sales due primarily to a decrease in employee benefits.
(0.2)	Decrease in non-cash asset impairment and lease buyout charges in fiscal 2013 to $3 million from $5 million in fiscal 2012.
(0.2)	Decrease in all other SG&A expenses as a percentage of sales.
(2.2)	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $3 million and $5 million during fiscal 2013 and 2012, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

Loss on Derivative Liability
We recorded an $11 million fair market value adjustment in fiscal 2013 related to our derivative liability (see “Derivative Liability” above). The net impact of the fair market value adjustments recorded in fiscal 2012 related to the derivative liability were immaterial to the fiscal 2012 Consolidated Financial Statements.
Interest Expense, net
Interest expense, net, was $14 million for fiscal 2013, compared to $13 million in fiscal 2012. In fiscal 2013, we recorded $9 million of interest expense of which $5 million was “payable in kind” ("PIK") interest expense and $4 million was paid in cash, related to the Term Loan. We also recorded $2 million of amortization of the debt discount in relation to the Term Loan and $2 million was interest expense associated with the “Mortgage Debt” (defined below). In fiscal 2012, we recorded $8 million of interest expense, of which $5 million was PIK interest expense related to the Term Loan. Amortization of the debt discount related to the Term Loan was $2 million in fiscal 2012 and there was $2 million of interest expense related to the Mortgage Debt.
Income Tax Expense
We recognized income tax expense of $1 million in each of fiscal 2013 and 2012. For fiscal 2014, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 10 to the Consolidated Financial Statements.
Loss from Continuing Operations
Our loss from continuing operations for fiscal 2013 was $47 million, or $(0.69) per diluted share, versus a loss from continuing operations of $53 million, or $(0.78) per diluted share, for fiscal 2012. Included in the loss from continuing operations for fiscal 2013 was a non-cash loss of $11 million, or $(0.16) per diluted share related to our derivative liability, compared to a $6 thousand loss, or no earnings per diluted share impact, for the same period a year ago.
Fiscal 2012 Compared to Fiscal 2011
Net Sales
Net sales increased to $785 million in fiscal 2012 from $759 million in fiscal 2011. The components of this $26 million increase in net sales were as follows:

$millions	Attributable to
$18	Increase in comparable store sales.
1	Increase in non-comparable sales.
7	The 53rd week retail calendar shift which resulted in one more week in fiscal 2012 versus fiscal 2011.
$26	Total

For fiscal 2012, comparable store net sales increased 2%. Comparable store net sales of Men’s increased by 2% and Women’s increased by 3%. The increase in both Men’s and Women’s was driven by increases in sales of bottoms and non-apparel, partially offset by reduced demand in tops as compared to fiscal 2011. Apparel represented 85% of total Men’s sales for fiscal 2012 versus 86% in fiscal 2011, while Women’s apparel was flat at 86% of total Women’s sales for fiscal 2012 and fiscal 2011. Total accessories and footwear represented a combined 15% of total sales for fiscal 2012 versus 14% in fiscal 2011.
Gross Margin
Gross margin, including buying, distribution and occupancy costs, increased to $196 million in fiscal 2012 from $167 million in fiscal 2011, an increase of $29 million, or 17.7%. As a percentage of net sales, gross margin increased to 25.0% in fiscal 2012 from 22.0% in fiscal 2011. The primary components of this 3.0% increase were as follows:

%	Attributable to
2.2
Increase in merchandise margin to 48.9% in fiscal 2012 from 46.7% in fiscal 2011, primarily due to an increase in initial markups and a decrease in promotions and markdowns in fiscal 2012 compared to fiscal 2011.

0.6
Leveraging of occupancy costs as a result of the 2% same-store sales increase for fiscal 2012 above and a reduction in rent expense related to negotiations with our landlords. Occupancy costs as a percentage of net sales were 19.4% in fiscal 2012 compared to 20.0% in fiscal 2011.

0.2	Decrease in buying and distribution costs as a percentage of sales to 4.2% in fiscal 2012 compared to 4.4% in fiscal 2011.
3.0	Total

Selling, General and Administrative Expenses
SG&A expenses decreased to $235 million in fiscal 2012 from $238 million in fiscal 2011, a decrease of $3 million, or 1.2%. As a percentage of net sales, these expenses decreased to 29.9% in fiscal 2012 from 31.3% in fiscal 2011. The components of this 1.4% decrease in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to
(0.8)	Decrease in depreciation expense as a percentage of sales. Total depreciation was $30 million in fiscal 2012 compared to $36 million in fiscal 2011.
0.7	Increase in store payroll and payroll-related expenses as a percentage of net sales due primarily to an increase in employee benefits.
(0.6)	Decrease in non-cash asset impairment and lease buyout charges in fiscal 2012 to $5 million from $9 million in fiscal 2011.
(0.7)	Decrease in all other SG&A expenses as a percentage of sales. Other SG&A decreased $3 million, primarily due to a decrease in consulting expenses.
(1.4)	Total
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
Interest Expense, net
Interest expense, net, was $13 million for fiscal 2012 compared to approximately $4 million in fiscal 2011. In fiscal 2012, we recorded $8 million of interest expense, of which $5 million was PIK interest expense and $3 million was paid in cash, related to the Term Loan. We also recorded $2 million of amortization of debt discount in relation to the Term Loan and $2 million was interest expense associated with the Mortgage Debt. In fiscal 2011, we recorded $1 million of interest expense, of which $0.7 million was PIK interest expense, related to the Term Loan. Amortization of the debt discount related to the Term Loan was $0.2 million in fiscal 2011 and there was $2 million of interest expense related to the Mortgage Debt.
Income Tax Expense
We recognized income tax expense of $1 million in each of fiscal 2012 and 2011. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 10 to the Consolidated Financial Statements.
Loss from Continuing Operations
Our loss from continuing operations for fiscal 2012 was $53 million, or $(0.78) per share, versus a loss from continuing operations of $81 million, or $(1.22) per share, for fiscal 2011. Included in the loss from continuing operations for fiscal 2012 was a non-cash loss of $6 thousand, or no earnings per diluted share impact, related to our derivative liability, compared to a $5 million loss, or $0.08 per diluted share, for fiscal 2011.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow and with short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. Although we made progress with respect to our comparable store net sales and gross margins in fiscal 2013 and fiscal 2012, if we are unable to continue to grow our same-store sales and improve our gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that cash flows from operations and working capital will be sufficient to meet our operating and capital expenditure needs for the next twelve months.

	Fiscal Year
	2013	2012	2011
	(In thousands)
Net cash (used in) provided by operating activities	$(7,724)	$6,444	$(47,404)
Net cash used in investing activities	(12,337)	(6,147)	(21,528)
Net cash (used in) provided by financing activities	(903)	(1,870)	55,528
Net decrease in cash and cash equivalents	$(20,964)	$(1,573)	$(13,404)
Operating Cash Flows
Net cash used in operating activities in fiscal 2013 was $8 million, compared to cash provided by operating activities in fiscal 2012 of $6 million, and cash used in operating activities in fiscal 2011 of $47 million. The decrease in cash provided by operating activities of $14 million, compared to 2012, was due primarily to an increase in cash required to fund changes in other current assets, other assets, accounts payable, other current liabilities and deferred rent, partially offset by a decrease in cash required to fund changes in merchandise inventories, deferred lease incentives and other long-term liabilities, as well as an increase in cash from net loss from operations, including the effect of adjusting for non-cash items. Our primary use of cash in fiscal 2013 and 2012 was to purchase merchandise inventories. In fiscal 2011, our primary use of cash was to pay down accounts payable. Non-cash adjustments to reconcile our net loss to net cash used in operating activities were approximately $44 million in fiscal 2013, $43 million in fiscal 2012 and $75 million in fiscal 2011, respectively, and were primarily related to depreciation expense and asset impairment charges in each period and a loss on derivative liability in fiscal 2013.
Working Capital
Working capital at the end of fiscal 2013 and 2012 was $16 million and $42 million, respectively. The $26 million decrease in working capital was attributable to the following:

$millions	Description
$42	Working capital at February 2, 2013
(21)	Decrease in cash and cash equivalents.
(4)	Decrease in inventories, net of accounts payable.
(1)	Decrease in other current assets, net of decreases in other current liabilities.
$16	Working capital at February 1, 2014
Investing Cash Flows
Net cash used in investing activities in each of fiscal 2013, 2012 and 2011 was $12 million, $6 million and $22 million, respectively. Investing cash outflows for fiscal 2013 of $12 million were comprised primarily of capital expenditures for select new stores, refreshing existing stores and information technology investments at the store level. Investing cash outflows for fiscal 2012 were comprised of capital expenditures for select new stores, refreshing existing stores, and information technology investments at the store level and associated with our online platform. Investing cash outflows for fiscal 2011 were comprised of capital expenditures and restricted cash. In fiscal 2014, we expect total capital expenditures to be approximately $15 million to $20 million.
Financing Cash Flows
Net cash used in financing activities was $1 million and $2 million in fiscal 2013 and 2012, respectively, compared to cash provided of $56 million in fiscal 2011. The primary source of financing outflows in fiscal 2013 was principal payments under the two mortgage transactions we completed in fiscal 2010 (see "Mortgage Debt" below). The primary source of financing outflows in fiscal 2012 was principal payments under the Wells Credit Facility. The primary source of financing inflows in fiscal 2011 was proceeds from the Term Loan of $60 million (see “Term Loan” below), partially reduced by offering costs of approximately $5 million.
Wells Credit Facility
On December 7, 2011, we entered into the Wells Credit Facility, a five-year, $100 million revolving credit facility which replaced our former Credit Facility with JPMorgan Chase (the “Former Credit Facility”). At February 1, 2014, we had no direct borrowings and $10 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under the Wells Credit Facility at February 1, 2014 was $25 million. Additional information regarding the Wells Credit Facility is contained in Note 6 to the Consolidated Financial Statements.
Term Loan
On December 7, 2011, we obtained the Term Loan from an affiliate of Golden Gate Capital. The Term Loan is in the principal amount of $60 million and is due and payable on December 7, 2016. In conjunction with the Term Loan, we issued the Series B

Preferred, which has a liquidation value of $0.1 million, to the same affiliate of Golden Gate Capital, and gives that affiliate the right to purchase up to 13.5 million shares of our common stock, representing, as of December 7, 2011, 19.9% of our common stock outstanding (16.7% on a fully-diluted basis) at a conversion price of $1.75 per share of underlying common stock converted into. A portion of the proceeds of the Term Loan was used to repay the outstanding amounts under the Former Credit Facility. Additional information regarding the Term Loan is contained in Note 7 to the Consolidated Financial Statements.
Mortgage Debt
On August 20, 2010, through our wholly-owned subsidiaries, Miraloma Borrower Corporation, a Delaware corporation, and Pacific Sunwear Stores Corp., a California corporation, we completed two mortgage transactions and executed two promissory notes pursuant to which borrowings in an aggregate amount of $29.8 million from American National Insurance Company were incurred (the “Mortgage Debt”). Additional information regarding the Mortgage Debt is contained in Note 7 to the Consolidated Financial Statements.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At February 1, 2014, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In $millions)
Operating lease obligations	$336	$78	$118	$81	$59
Term Loan	99	4	95	—	—
Mortgage Debt	34	2	5	27	—
Letters of credit	10	10	—	—	—
Guaranteed minimum royalties	6	2	1	2	1
Capital lease obligations	1	1	—	—	—
Total	$486	$97	$219	$110	$60
Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, were approximately $134 million, $130 million and $131 million in fiscal 2013, 2012, and 2011, respectively. Total CAM expenses represented 43%, 41% and 43% of total store rental expenses in fiscal 2013, 2012, and 2011, respectively, and could fluctuate from year to year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases is contained in Note 12 to the Consolidated Financial Statements.

Obligations under the derivative liability associated with the Series B Preferred and our Executive Deferred Compensation Plan are equal to approximately $31 million and $2 million, respectively, as of February 1, 2014, and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments. As of February 2, 2013, obligations under the derivative liability and our Executive Deferred Compensation Plan were equal to approximately $20 million and $2 million, respectively.
Operating Leases
We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2025. Many of our retail store leases require us to pay CAM charges, insurance and property taxes. In addition, many of our retail store leases require us to pay percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, some of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 to the Consolidated Financial Statements). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed a certain amount or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, we are not required to make payments to our landlords in order to exercise our cancellation rights under these provisions. The Wells Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the stores we are projecting to close by the end of fiscal 2014. None of our retail store leases contain purchase options.
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
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past. However, product sourcing costs may increase during fiscal 2014 due to a combination of increases in commodities, labor and currency costs. We currently estimate that these cost increases could adversely affect our net merchandise margins in fiscal 2014. We intend to partially mitigate these increases through a combination of initiatives such as better product assortments, refined pricing strategies, localization initiatives, and detailed reviews of product specifications.
Seasonality and Quarterly Results
Our business is seasonal by nature. Our first quarter historically accounts for the smallest percentage of annual net sales with each successive quarter contributing a greater percentage than the last. In recent years, approximately 45% of our net sales have occurred in the first half of the fiscal year and 55% have occurred in the second half. The six to seven week selling periods for each of the back-to-school and holiday seasons (the "Peak Selling Seasons") together account for approximately 35% to 40% of our annual net sales and a higher percentage of our operating results on a combined basis. In recent years, the Peak Selling Seasons have become more concentrated, with incidents such as inclement weather adversely impacting mall traffic and consumer buying patterns.
Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including changes in fashion trends, the timing and level of markdowns, the timing of store closings, expansions and relocations, competitive factors, and general economic conditions.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 1 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk in connection with the Wells Credit Facility. Generally, direct borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR rate or a Base Rate, plus 1.75% or 0.75%, respectively, (as defined in the Wells Credit Facility, 1.91% as of February 1, 2014). See Note 6 to the Consolidated Financial Statements.
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

We are exposed to market risks related to fluctuations in the market price of our common stock. The derivative liability associated with the Series B Preferred is recorded at fair value using an options pricing model which is dependent on the market price of our common stock. Changes in the value of the derivative are included as a component of earnings in current operations. A sensitivity analysis was performed with respect to the Series B Preferred to determine the impact of fluctuations in the market price of our common stock. The sensitivity analysis determined that the impact of a market price fluctuation of 10% would change the fair value of the derivative liability by approximately $4 million. See Note 10 to the Consolidated Financial Statements for further discussion of our derivative liability and valuation thereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information with respect to this item is set forth in “Index to Consolidated Financial Statements,” which appears immediately following the “Signatures” Section of this report and which Section is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 1, 2014.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the original framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of February 1, 2014.
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
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended February 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the internal control over financial reporting of Pacific Sunwear of California, Inc. and subsidiaries (the "Company") as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 1, 2014, of the Company, and our report dated March 28, 2014, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding discontinued operations as discussed in Note 15 to the consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 28, 2014

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	The Financial Statements listed in the “Index to Consolidated Financial Statements” at page F-1 are filed as a part of this Annual Report on Form 10-K.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits included or incorporated herein: See “Index to Exhibits” at the end of the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

By:	/s/ GARY H. SCHOENFELD

Gary H. Schoenfeld

President, Chief Executive Officer and Director

Date: March 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY H. SCHOENFELD	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014
Gary H. Schoenfeld

/s/ MICHAEL W. KAPLAN	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014
Michael W. Kaplan

/s/ PETER STARRETT	Non-Employee Chairman of the Board	March 28, 2014
Peter Starrett

/s/ NEALE ATTENBOROUGH	Non-Employee Director	March 28, 2014
Neale Attenborough

/s/ BRETT BREWER	Non-Employee Director	March 28, 2014
Brett Brewer

/s/ DAVID FILLER	Non-Employee Director	March 28, 2014
David Filler

/s/ MICHAEL GOLDSTEIN	Non-Employee Director	March 28, 2014
Michael Goldstein

/s/ GEORGE R. MRKONIC	Non-Employee Director	March 28, 2014
George R. Mrkonic

/s/ THOMAS M. MURNANE	Non-Employee Director	March 28, 2014
Thomas M. Murnane

/s/ JOSHUA OLSHANSKY	Non-Employee Director	March 28, 2014
Joshua Olshansky

/s/ FRANCES P. PHILIP	Non-Employee Director	March 28, 2014
Frances P. Philip

PACIFIC SUNWEAR OF CALIFORNIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and subsidiaries (the "Company") as of February 1, 2014, and February 2, 2013, and the related consolidated statements of operations and comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Sunwear of California, Inc. and subsidiaries as of February 1, 2014, and February 2, 2013, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the accompanying 2013, 2012, and 2011 financial statements have been retrospectively adjusted to classify the results of operations of certain closed stores as discontinued operations for all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 28, 2014

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED BALANCE SHEETS (In Thousands Except Share and Per Share Amounts)

	February 1, 2014	February 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,769	$48,733
Inventories	83,073	90,681
Prepaid expenses	13,404	12,815
Other current assets	6,089	2,912
Total current assets	130,335	155,141

Property and equipment, net	96,797	110,732
Deferred income taxes	6,175	6,244
Intangible assets, net	12,968	14,061
Other assets	26,364	27,634
TOTAL ASSETS	$272,639	$313,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$46,034	$49,993
Derivative liability	30,720	20,082
Other current liabilities	37,286	43,559
Total current liabilities	114,040	113,634

LONG-TERM LIABILITIES:
Deferred lease incentives	12,889	14,401
Deferred rent	15,440	16,133
Long-term debt	86,075	79,570
Other liabilities	26,046	25,714
Total long-term liabilities	140,450	135,818

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 68,591,818 and 68,092,639 shares issued and outstanding, respectively	686	681
Additional paid-in capital	22,602	20,097
(Accumulated deficit) retained earnings	(5,139)	43,582
Total shareholders’ equity	18,149	64,360
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$272,639	$313,812

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS (In Thousands Except Share and Per Share Amounts)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$797,792	$784,745	$759,129
Cost of goods sold, including buying, distribution and occupancy costs	598,548	588,399	592,270
Gross margin	199,244	196,346	166,859
Selling, general and administrative expenses	220,677	234,744	237,527
Operating loss	(21,433)	(38,398)	(70,668)
Loss on derivative liability	10,638	6	5,039
Interest expense, net	14,108	13,344	4,402
Loss from continuing operations before income taxes	(46,179)	(51,748)	(80,109)
Income taxes	797	834	1,054
Loss from continuing operations	(46,976)	(52,582)	(81,163)
(Loss) income from discontinued operations, net of tax effects	(1,745)	508	(25,260)
Net loss	$(48,721)	$(52,074)	$(106,423)
Comprehensive loss	$(48,721)	$(52,074)	$(106,423)

Loss from continuing operations per share:
Basic and diluted	$(0.69)	$(0.78)	$(1.22)
(Loss) income from discontinued operations per share:
Basic and diluted	$(0.02)	$0.01	$(0.38)
Net loss per share:
Basic and diluted	$(0.71)	$(0.77)	$(1.60)
Weighted-average shares outstanding:
Basic and diluted	68,464,913	67,815,020	66,707,781

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings(Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
Balances at January 29, 2011	—	$—	66,173,397	$662	$11,593	$202,079	$214,334
Employee stock plans	—	—	438,071	4	422	—	426
Stock-based compensation	—	—	—	—	3,176	—	3,176
Common stock issuance	—	—	900,000	9	1,575	—	1,584
Preferred stock issuance	1,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	(106,423)	(106,423)
Balances at January 28, 2012	1,000	$—	67,511,468	$675	$16,766	$95,656	$113,097
Employee stock plans	—	—	581,171	6	495	—	501
Stock-based compensation	—	—	—	—	2,836	—	2,836
Net loss	—	—	—	—	—	(52,074)	(52,074)
Balances at February 2, 2013	1,000	$—	68,092,639	$681	$20,097	$43,582	$64,360
Employee stock plans	—	—	499,179	5	(138)	—	(133)
Stock-based compensation	—	—	—	—	2,643	—	2,643
Net loss	—	—	—	—	—	(48,721)	(48,721)
Balances at February 1, 2014	1,000	$—	68,591,818	$686	$22,602	$(5,139)	$18,149

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,721)	$(52,074)	$(106,423)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,511	33,637	42,505
Asset impairment	3,204	5,341	14,787
Non-cash stock-based compensation	2,643	2,836	3,176
Amortization of debt discount	2,164	1,548	—
Loss on disposal of property and equipment	150	268	242
Loss on derivative liability	10,638	6	5,039
(Gain) loss on lease terminations	(209)	(268)	9,336
Change in assets and liabilities:
Inventories	7,608	(1,941)	6,961
Other current assets	(3,767)	5,743	(3,261)
Other assets	1,341	2,121	344
Accounts payable	(4,024)	11,079	(16,292)
Other current liabilities	(7,151)	(2,347)	3,406
Deferred lease incentives	(1,355)	(3,280)	(6,859)
Deferred rent	(575)	(469)	(1,224)
Other long-term liabilities	4,819	4,244	859
Net cash (used in) provided by operating activities	(7,724)	6,444	(47,404)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and intangible assets	(12,337)	(15,393)	(13,235)
Restricted cash	—	8,593	(8,593)
Proceeds from insurance settlement	—	653	300
Net cash used in investing activities	(12,337)	(6,147)	(21,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	—	—	21,254
Payments under credit facility borrowings	—	(1,254)	(20,000)
Proceeds from senior secured term loan	—	—	60,000
Payments for debt issuance costs	—	—	(5,300)
Principal payments under mortgage borrowings	(576)	(540)	(505)
Principal payments under capital lease obligations	(569)	(636)	(398)
Proceeds from exercise of stock options	242	560	477
Net cash (used in) provided by financing activities	(903)	(1,870)	55,528
NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,964)	(1,573)	(13,404)
CASH AND CASH EQUIVALENTS, beginning of fiscal year	48,733	50,306	63,710
CASH AND CASH EQUIVALENTS, end of fiscal year	$27,769	$48,733	$50,306

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,660	$3,535	$3,147
Cash paid for income taxes	$785	$396	$1,041

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at end of period	$720	$836	$1,281
Shares issued in connection with lease modification	$—	$—	$1,584
Capital lease transactions for property and equipment	$1,228	$111	$851
See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of February 1, 2014, the Company leased and operated 618 stores in each of the 50 states and Puerto Rico.
Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The results of continuing operations for all periods presented in these consolidated financial statements exclude the financial impact of discontinued operations. See Note 15, “Discontinued Operations” for further discussion related to discontinued operations presentation.
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
All references herein to "fiscal 2013", represent the results of the 52-week fiscal year ended February 1, 2014; to “fiscal 2012”, represent the results of the 53-week fiscal year ended February 2, 2013; and to “fiscal 2011”, represent the results of the 52-week fiscal year ended January 28, 2012. In addition, all references herein to “fiscal 2014”, represent the 52-week fiscal year that will end on January 31, 2015.
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
Cash and Cash Equivalents
The Company considers all highly liquid financial instruments purchased with an original maturity of 3 months or less to be cash equivalents. Cash and cash equivalents consist primarily of money market funds.
Merchandise Inventories
Merchandise inventories are stated at the lower of average cost or market utilizing the retail method. At any given time, inventories include items that have been marked down to management’s best estimate of their fair market value. These estimates are based on a combination of factors, including current selling prices, current and projected inventory levels, current and projected rates of sell-through, known markdown and/or promotional events expected to create a permanent decrease in inventory value, estimated inventory shrink and aging of specific items. Allowances of approximately $2.9 million and $1.4 million have been recorded to

PACIFIC SUNWEAR OF CALIFORNIA, INC.

write-down the carrying value of existing inventory at February 1, 2014 and February 2, 2013, respectively, and can vary from year to year depending on the timing and nature of markdowns.
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
Other Long-Lived Assets
The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of the Company’s stores, the Company determines whether certain stores will be able to generate sufficient cash flows over the remaining term of the related leases to recover the Company’s investment in the respective stores. Based on that determination, the Company will record an impairment charge within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Operations, to write-down the carrying value of its long-lived store assets to their estimated fair values. See Note 4, “Impairment of Long-Lived Assets,” for a discussion of asset impairment charges.
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

Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including recent financial operating results, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon the Company’s ability to generate sufficient future taxable earnings in certain jurisdictions. If the Company subsequently determines that the carrying value of these assets, for which a valuation allowance has been established, would be realized in the future, the value of the deferred tax assets would be increased by reducing the valuation allowance, thereby increasing net income in the period when that determination was made. See Note 10, “Income Taxes,” for further discussion regarding the realizability of the Company’s deferred tax assets and assessment of a need for a valuation allowance.
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
Revenue Recognition

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Sales are recognized upon purchase by customers at the Company’s retail store locations or upon delivery to and acceptance by the customer for orders placed through the Company’s website. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account the Company’s estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is generally recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on the Company’s historical redemption data. Gift card breakage has never been more than 1.0% of sales in any fiscal year. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for each of the three fiscal years in the period ended February 1, 2014, is as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands)
Beginning balance	$360	$347	$389
Provisions	15,485	14,945	14,410
Usage	(15,406)	(14,932)	(14,452)
Ending balance	$439	$360	$347
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

Cost of Goods Sold, including Buying, Distribution and Occupancy Costs
Cost of goods sold includes the landed cost of merchandise and all expenses incurred by the Company’s buying and distribution functions. These costs include inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, depreciation, internal transfer costs, and any other costs borne by the Company’s buying department and distribution center. Occupancy costs include store rents, common area maintenance (“CAM”), as well as store expenses related to telephone service, supplies, repairs and maintenance, insurance, loss prevention, and taxes and licenses. Store rents, including CAM, were approximately $134 million, $130 million and $131 million in fiscal 2013, 2012 and 2011, respectively.
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
Advertising Costs

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Costs associated with the production or placement of advertising and other in-store visual and promotional materials, such as signage, banners, photography, design, creative talent, editing, magazine insertion fees and other costs associated with such advertising, are expensed the first time the advertising appears publicly. Advertising costs were approximately $12 million in fiscal 2013, and $14 million in each of fiscal 2012 and 2011.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based payment arrangements, net of an estimated forfeiture rate and generally recognizes compensation cost for those shares expected to vest over the requisite service period of the award using the straight-line method of amortization. For stock options and stock appreciation rights, the Company generally determines the grant date fair value using the Black-Scholes option pricing model which requires the input of certain assumptions, including the expected life of the stock-based payment awards, stock price volatility and interest rates. For restricted stock unit valuation, the Company determines the fair value using the grant date price of the Company’s common stock.

The Company recorded non-cash, stock-based compensation in the consolidated statement of operations for fiscal 2013, 2012 and 2011 as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands)
Stock-based compensation expense included in cost of goods sold	$635	$666	$992
Stock-based compensation expense included in selling, general and administrative expenses	2,008	2,170	2,184
Total stock-based compensation expense	$2,643	$2,836	$3,176
Earnings Per Share
Basic earnings per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed in accordance to ASC Topic 260, "Earnings Per Share" (“ASC 260”), using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and nonvested restricted stock using the treasury stock method, if dilutive. In periods where a net loss is reported, incremental shares are excluded as their effect would be anti-dilutive. In such circumstances, the weighted-average number of shares outstanding in the basic and diluted earnings per share calculations will be the same. Anti-dilutive options and nonvested shares excluded from the diluted earnings per share calculations were as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Anti-dilutive options and nonvested shares	6,558,028	2,443,976	2,745,350
Vendor and Merchandise Concentrations
In fiscal 2013, Nike, Inc. (which includes the Hurley brand) accounted for 10% of net sales. No other vendor accounted for more than 10% of total net sales in fiscal 2013. In fiscal 2012 and fiscal 2011, no individual vendor accounted for more than 10% of total net sales.
The merchandise assortment for the Company as a percentage of net sales was as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Men’s Apparel	46%	48%	49%
Women’s Apparel	39%	37%	37%
Accessories and Footwear	15%	15%	14%
Total	100%	100%	100%
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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

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

2.  PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	February 1, 2014	February 2, 2013
	(In thousands)
Leasehold improvements	$214,287	$219,060
Furniture, fixtures and equipment	206,883	210,775
Buildings and building improvements	40,632	40,571
Land	11,228	11,228
Total gross property and equipment	473,030	481,634
Less: Accumulated depreciation and amortization	(376,233)	(370,902)
Property and equipment, net	$96,797	$110,732

3. INTANGIBLE ASSETS, NET
The Company's intangible assets consist of costs capitalized incurred in connection with developing or obtaining software for internal use. Costs incurred in the preliminary project stage are expensed as incurred. All direct internal and external costs incurred to develop internal use software during the development stage are capitalized and amortized using the straight-line method over a period of 5 to 10 years. Costs such as maintenance and training are expensed as incurred. The following summarizes the Company's intangible assets:

	February 1, 2014	February 2, 2013
	(In thousands)
Internal use software costs	$50,428	$47,089
Less: Accumulated amortization	(37,460)	(33,028)
Intangible assets, net	$12,968	$14,061
The Company recorded amortization expense of $4 million, $6 million, and $5 million during fiscal 2013, 2012 and 2011, respectively.
Based on the Company's intangible assets as of February 1, 2014, the future estimated intangible amortization expense is approximately $4 million in fiscal 2014, $3 million in each of fiscal 2015 and 2016, $2 million in fiscal 2017, and $1 million in fiscal 2018.
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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

	Fourth Quarter Ended		Fiscal Year Ended
	(Unaudited)
	(In thousands)
	February 1, 2014	February 2, 2013	February 1, 2014	February 2, 2013	January 28, 2012
Impairment charges from continuing operations	$1,168	$1,242	$3,190	$5,174	$8,698
Impairment charges from discontinued operations	5	26	14	167	6,089
Total impairment charges	$1,173	$1,268	$3,204	$5,341	$14,787

	February 1, 2014	February 2, 2013
	(In thousands)
Carrying value of assets tested for impairment	$3,661	$6,612
Carrying value of assets with impairment	$1,500	$1,673
Fair value of assets impaired	$327	$405
Number of stores tested for impairment	56	99
Number of stores with impairment	12	25
The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $1.2 million and $1.3 million, respectively, during the fourth fiscal quarters ended February 1, 2014 and February 2, 2013, respectively, and $3.2 million, $5.3 million and $14.8 million, during the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively. The decrease in the number of stores tested for impairment year-over-year was primarily related to the Company’s recent closure of certain underperforming stores and the improved financial performance of the remaining store base. Based on historical operating performance and the projected outlook for a subset of the stores tested for impairment as of February 1, 2014, the Company believes that the remaining asset value of approximately $0.3 million, is recoverable.

5.  OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	February 1, 2014	February 2, 2013
	(In thousands)
Accrued compensation and benefits	$7,858	$13,222
Accrued gift cards	9,036	9,520
Sales taxes payable	1,549	2,353
Other	18,843	18,464
Total other current liabilities	$37,286	$43,559
6.  CREDIT FACILITY
On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “Wells Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (the “Former Credit Facility”). Borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate, plus 1.75% or 0.75%, respectively, (as defined in the Wells Credit Facility, 1.91% as of February 1, 2014). Extensions of credit under the Wells Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Wells Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The Wells Credit Facility is secured by liens and security interests with (a) a first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) a second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The Wells Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The Wells Credit Facility is scheduled to mature on December 7, 2016. Although the Company made progress with respect to its comparable store net sales and gross margins in fiscal 2013 and fiscal 2012, if the Company is unable to continue to grow its same-store sales and improve its gross margins in the future, it may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, the Company believes that its cash flows from operations and working capital will be

PACIFIC SUNWEAR OF CALIFORNIA, INC.

sufficient to meet its operating and capital expenditure needs for the next twelve months. At February 1, 2014, the Company had no direct borrowings and $10 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under the Wells Credit Facility at February 1, 2014 was approximately $25 million. The Company is not subject to any financial covenant restrictions under the Wells Credit Facility.

7. DEBT
Term Loan
On December 7, 2011, the Company obtained the $60 million Term Loan funded by an affiliate of Golden Gate Capital. The Term Loan bears interest at a rate of 5.5% per annum to be paid in cash, due and payable quarterly in arrears, and 7.5% per annum, due and payable-in-kind (“PIK”) annually in arrears, with such PIK interest then due and payable being added to the outstanding principal balance of the Term Loan at the end of each fiscal year, and with adjustments to the cash and PIK portion of the interest rate in accordance with the Term Loan agreement, following principal prepayments. During fiscal 2013, the Company recorded $9 million of interest expense, including approximately $5 million of accrued PIK interest, related to the Term Loan. In fiscal 2012, the Company recorded $8 million of interest expense, including approximately $5 million of accrued PIK interest, related to the Term Loan. Annual interest related to the Term Loan for fiscal 2014 is expected to be approximately $9 million, including approximately $5 million of accrued PIK interest. The Term Loan is guaranteed by each of the Company’s subsidiaries and will be guaranteed by any future domestic subsidiaries of the Company. The Term Loan is secured by liens and security interests with (a) a first priority security interest in all long-term assets of the Company and PacSun Stores and all other assets not subject to a first lien and security interest pursuant to the Wells Credit Facility, (b) a first priority pledge of the equity interests of Miraloma and (c) a second priority security interest in all assets of the Company and PacSun Stores subject to a first lien and security interest pursuant to the Wells Credit Facility. The Term Loan also contains covenants substantially identical to those in the Wells Credit Facility. The principal balance and any unpaid interest related to the Term Loan is due on December 7, 2016. The Company is not subject to any financial covenant restrictions under the Term Loan.

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
As of February 1, 2014, the remaining aggregate principal payments due under the Term Loan and the Mortgage Debt are as follows:

PACIFIC SUNWEAR OF CALIFORNIA, INC.

	Fiscal Year
	2014	2015	2016	2017	Total
Mortgage Debt	$614	$655	$699	$26,010	$27,978
Term Loan (1)	—	—	70,293	—	70,293
Total	$614	$655	$70,992	$26,010	$98,271
		Less: Term Loan discount			(11,582)
		Less: current portion of long-term debt			(614)
		Total long-term debt			$86,075
(1)Upon maturity of the Term Loan, $26.7 million of PIK interest will become due and payable, of which, $10.3 million is included in the Term Loan as of February 1, 2014.
The Company recorded interest expense of $14.1 million, $13.3 million and $4.4 million during fiscal 2013, 2012 and 2011, respectively.
8.  INDUSTRIAL REVENUE BOND TRANSACTION – OLATHE, KANSAS
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
9. SHAREHOLDERS’ EQUITY
Common Stock
In connection with certain lease modifications during fiscal 2011, the Company issued 900,000 shares of its common stock to one of its landlords. The fair value on the date of issuance was approximately $1.6 million, which has been amortized on a straight-line basis as a component of occupancy costs over the respective rent reduction period.
Preferred Stock
In conjunction with the Term Loan, the Company issued convertible series B preferred stock (the "Series B Preferred") to an affiliate of Golden Gate Capital which, based on the initial conversion ratio, gives that affiliate the right to purchase up to 13.5 million shares of the Company’s common stock. The Series B Preferred shares have an exercise price initially equal to $1.75 per share of the Company’s underlying common stock. The initial holder of the Series B Preferred is entitled to customary registration rights with respect to the underlying common stock. See Note 11, “Fair Value Measurements – Recurring Fair Value Measurements” for further discussion on the accounting treatment of the Series B Preferred.
Shareholder Protection Rights Plan
On March 22, 2013, the Company’s Board of Directors adopted a new Shareholder Protection Rights Agreement (the “New Rights Plan”) and declared a dividend of one preferred share purchase right (a “Right”) on each outstanding share of common stock, par value $0.01 per share. The New Rights Plan replaces the previous Shareholder Protection Rights Agreement that was adopted on December 7, 2011, which was amended to expire upon adoption of the New Rights Plan. The dividend was paid to shareholders of record on April 1, 2013, upon certification by the Nasdaq Global Select Market to the SEC that the Rights were approved for listing. The New Rights Plan was approved by the Company's shareholders at the 2013 annual meeting of shareholders.
If any person or group acquires between 20% and 50% of the Company’s common stock, the Board of Directors may, at its option, exchange one share of the Company’s common stock for each Right. Under the New Rights Plan, among other things, a person or

PACIFIC SUNWEAR OF CALIFORNIA, INC.

group which acquires 20% or more of the common stock of the Company will trigger the ability of the shareholders (other than the 20% holder) to exercise the Rights for an exercise price of $10.00 per Right (subject to certain adjustments from time to time) and to purchase a number of shares of common stock with a market value of twice the exercise price of the Rights exercised. The Rights are redeemable at any time by the Company at $0.01 per Right. In addition to the Board of Directors’ redemption, in connection with a “Qualified Offer” (as defined in the New Rights Plan), holders of 10% of the common stock of the Company then outstanding (excluding shares held by the offeror and its affiliates and associates), upon providing proper written notice, may direct the Board of Directors to call a special meeting of shareholders for the purposes of voting on a resolution authorizing the redemption of the Rights pursuant to the provisions of the New Rights Plan. Such meeting must be held on or prior to the 90th business day following the Company’s receipt of such written notice. The New Rights Plan will expire on March 22, 2016.
Stock-Based Compensation
The Company maintains two stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the “Performance Plan”) and (2) the amended and restated Employee Stock Purchase Plan (the “ESPP”). The types of awards that may be granted under the Performance Plan include stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the Performance Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the Performance Plan is ten years after the grant date of the award. As of February 1, 2014, the maximum number of shares of the Company’s common stock that was available for award grants under the Performance Plan was 2.6 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for future award grants under the Performance Plan. The Performance Plan will terminate on March 22, 2015, unless terminated earlier by the Company’s Board of Directors.
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
Stock Options
The fair value of the Company’s stock-based compensation activity was determined using the following weighted-average assumptions:

	For the Fiscal Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Expected life	NA	1 year	4 years	0.5 years	4 years	0.5 years
Expected volatility	NA	63%	87% - 88%	71%	83% - 87%	54% - 87%
Risk-free interest rate	NA	0.1%	0.5% - 0.9%	0.1% - 0.2%	0.6% - 1.6%	0.2% - 0.6%
Expected dividends	NA	$—	$—	$—	$—	$—
Under the Performance Plan, incentive and nonqualified stock options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. No stock options were granted by the Company during fiscal 2013. A summary of stock option (incentive and nonqualified) activity for fiscal 2013 is presented below:

PACIFIC SUNWEAR OF CALIFORNIA, INC.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000s)
Outstanding at February 2, 2013	2,388,048	$5.66
Granted	—	—
Exercised	(10,375)	1.65
Forfeited or expired	(168,294)	13.05
Outstanding at February 1, 2014	2,209,379	$5.11	2.7	$163
Vested and expected to vest at February 1, 2014	2,203,801	$5.12	2.7	$160
Exercisable at February 1, 2014	2,091,991	$5.19	2.6	$137
At February 1, 2014, incentive and nonqualified options to purchase 2,209,379 shares were outstanding and 2,596,620 shares were available for future grant under the Company’s stock compensation plans. In each of fiscal 2013, 2012 and 2011, the Company did not recognize tax benefits related to stock-based compensation due to a full valuation allowance against various deferred tax assets. See “Income Taxes” in Notes 1 and 10 for further discussion regarding the realizability of the Company’s deferred tax assets and its assessment of a need for a valuation allowance.
The weighted-average grant-date fair value per share of options granted during each of fiscal 2012 and 2011 was $1.07 and $1.65, respectively. There were no stock options granted during fiscal 2013. There were 10,375, 143,900, and 70,825 stock options exercised during fiscal 2013, 2012, and 2011, respectively. The total intrinsic value of options exercised during fiscal 2012 and 2011 was $0.3 million and $0.2 million, respectively. The total intrinsic value of options exercised during fiscal 2013 was immaterial.

Restricted Stock Awards
A summary of service-based restricted stock awards activity under the Performance Plan for fiscal 2013 is presented in the following table. Except as described below, such restricted stock awards contain a service-based restriction as to vesting. These awards generally vest over 4 years with 25% of the grant vesting each year on the anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 2, 2013	1,795,943	$2.16
Granted	175,000	2.53
Vested	(492,709)	2.34
Forfeited	(158,663)	2.28
Outstanding at February 1, 2014	1,319,571	$2.13
The weighted-average grant-date fair value per share of service-based restricted stock awards granted during each of fiscal 2013, 2012 and 2011 was $2.53, $1.75 and $3.46, respectively. The total fair value of awards vested during fiscal 2013, 2012 and 2011 was $1.2 million, $0.4 million and $0.4 million, respectively.
During fiscal 2012, the Company granted 675,000 performance-based restricted stock awards which only vest upon the achievement of certain financial targets. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during fiscal 2012 was $1.77. There were no performance-based restricted stock awards granted in either fiscal 2013 or 2011.
Restricted Stock Units

PACIFIC SUNWEAR OF CALIFORNIA, INC.

A summary of restricted stock units activity under the Performance Plan for fiscal 2013 is presented below. Restricted stock units contain a service-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 2, 2013	125,000	$1.57
Granted	122,480	3.47
Vested	(125,000)	1.57
Forfeited	—	—
Outstanding at February 1, 2014	122,480	$3.47
The weighted-average grant-date fair value per share of restricted stock units granted during each of fiscal 2013, 2012 and 2011 was $3.47, $1.57 and $3.19, respectively. The total fair value of the restricted stock units vested during each of fiscal 2013, 2012 and 2011 was $0.4 million, $0.2 million, and $0.5 million, respectively.
Stock-based compensation expense recognized related to nonvested stock options, restricted stock awards and restricted stock units during fiscal 2013, 2012 and 2011, was $2.6 million, $2.8 million and $3.2 million, respectively. At February 1, 2014, the Company had approximately $2.2 million of compensation cost related to nonvested stock options, service-based restricted stock awards, performance-based restricted stock awards, and restricted stock units expected to be recognized over a weighted-average period of approximately 2.1 years.
Employee Stock Purchase Plan (“ESPP”)
The Company’s ESPP provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each purchasing period, whichever is lower. Historically, the Company's purchase period has been equal to six months; however, following the June 2013 ESPP purchase, the Compensation Committee of the Board of Directors of the Company changed the purchase period to one year. The ESPP covers substantially all employees who have three months of service with the Company, excluding senior executives. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. On March 20, 2014, the Board of Directors approved an amendment to the ESPP to increase the number of authorized shares thereunder from 2.1 million shares to 2.5 million shares. Such amendment is subject to approval by the shareholders at the 2014 annual meeting of shareholders.
The Company recognized compensation expense related to the ESPP of $0.1 million in each of fiscal 2013, 2012 and 2011. During fiscal 2013, 2012 and 2011, the Company issued 149,398, 236,668 and 212,025 shares at an average price of $1.50, $1.50 and $1.58, respectively, under the ESPP.
10. INCOME TAXES
The components of income tax expense for the fiscal periods presented are as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands)
Current income taxes:
Federal	$—	$—	$(127)
State	949	819	1,546
Total current	949	819	1,419
Deferred income taxes:
Federal	—	—	—
State	(152)	15	(365)
Total deferred	(152)	15	(365)
Total income tax expense	$797	$834	$1,054
Included in fiscal 2013 and 2011 current income taxes, were tax benefits from uncertain tax positions of approximately $0.3 million and $0.2 million, respectively. In fiscal 2012, there were no material tax benefits from uncertain tax positions.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

A reconciliation of income tax expense (benefit) to the amount of income tax expense that would result from applying the federal statutory rate to loss from continuing operations before income taxes for the fiscal periods presented was as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands)
Benefit for income taxes at statutory rate	$(16,163)	$(18,112)	$(28,038)
State income taxes, net of federal income tax benefit	(363)	(900)	(1,170)
Valuation allowance	13,271	19,557	28,600
Derivative liability	3,723	2	1,764
Other	329	287	(102)
Total income tax expense	$797	$834	$1,054

The major components of the Company’s overall net deferred tax asset of approximately $4 million at February 1, 2014 and February 2, 2013 respectively, were as follows:

	February 1, 2014	February 2, 2013
	(In thousands)
Current net deferred tax asset	$3,715	$5,238
Noncurrent net deferred tax asset	138,576	122,827
	142,291	128,065
Valuation allowance	(138,281)	(123,920)
Total net deferred tax asset	$4,010	$4,145
Deferred tax assets:
Net operating loss and tax credit carryforwards	$126,213	$113,264
Deferred lease incentives	5,414	6,047
Deferred rent	6,372	6,506
Deferred and stock-based compensation	4,912	4,516
Inventory cost capitalization	2,552	2,635
Other	3,384	4,931
	148,847	137,899
Deferred tax liabilities:
Depreciation and amortization	$(2,920)	$(6,165)
Prepaid expenses	(2,234)	(2,219)
State income taxes	(1,402)	(1,450)
	(6,556)	(9,834)
Net deferred taxes before valuation allowance	142,291	128,065
Less: valuation allowance	(138,281)	(123,920)
Total net deferred tax asset	$4,010	$4,145
In accordance with ASC 740, “Income Taxes” (“ASC 740”), and as a result of continued pre-tax operating losses, a full valuation allowance was established by the Company during the fourth quarter of 2009 and continues to be maintained on all federal and the majority of state and local jurisdiction net deferred tax assets. The Company has discontinued recognizing income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As of the year ended February 1, 2014, the Company did not record a valuation allowance against various deferred tax assets related to separate filing jurisdictions of $4.0 million as the Company concluded it is more likely than not these deferred tax assets will be utilized before expiration. As of the year ended February 1, 2014, federal valuation allowances and state valuation allowances against deferred tax assets were $113.6 million and $24.7 million, respectively. The Company recorded the $14.4 million change in valuation allowance with a continuing operations valuation allowance provision of $13.3 million. The $1.1 million difference between the balance sheet change in valuation allowance and continuing operations valuation allowance provision relates to the discontinued operations valuation provision and the federal benefit of the state valuation allowance provision.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

As of February 1, 2014, the Company had tax effected federal net operating losses (“NOLs”) of approximately $100.7 million available to offset future federal taxable income. In addition, as of February 1, 2014 the Company had tax effected state NOLs of approximately $20.6 million available to offset future state taxable income. Federal and state NOLs will expire at various times and in varying amounts in the Company's fiscal tax years 2014 through 2033. The Company also had federal and state credit carryforwards of approximately $0.4 million and $4.5 million, respectively. The Company’s federal and state carryforwards will begin to expire in 2029 and 2017, respectively.

The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the year ended February 1, 2014. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be significantly limited.

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the "tangible property regulations"). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014. The tangible property regulations will require the Company to make additional tax accounting method changes effective as of February 2, 2014; however, the Company does not anticipate the impact of these changes to be material to the Company’s consolidated financial position, its results of operations, or both.
As of February 2, 2013, unrecognized income tax benefits accounted for under ASC 740 totaled approximately $0.3 million. Of that amount, approximately $0.2 million represents unrecognized tax benefits that would, if recognized, favorably affect the Company’s effective income tax rate in any future periods. There were no material unrecognized income tax benefits as of February 1, 2014. The Company does not anticipate that total unrecognized tax benefits will change significantly in the next twelve months.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (including interest and penalties) at February 1, 2014, February 2, 2013, and January 28, 2012:

	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands)
Unrecognized tax benefits, opening balance	$324	$313	$493
Gross increases — tax positions in prior period	—	11	271
Gross decreases — tax positions in prior period	(128)	—	(30)
Settlements	(185)	—	(420)
Lapse of statute of limitations	—	—	(1)
Unrecognized tax benefits, ending balance	$11	$324	$313
Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and totaled less than $0.1 million for fiscal 2013. Accrued interest and penalties were not material as of February 1, 2014 and February 2, 2013, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and multiple other state and local jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2010 and, with few exceptions, is no longer subject to state and local examinations for years before 2009.
11. FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements
Derivative Liability
The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option-pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions:

	February 1, 2014	February 2, 2013	January 28, 2012
Stock price	$2.88	$2.02	$2.02
Conversion price	$1.75	$1.75	$1.75
Expected volatility	73%	68%	64%
Expected term (in years)	7.9	8.9	9.9
Risk free interest rate	2.40%	2.04%	1.93%
Expected dividends	$—	$—	$—
The following table presents the activity recorded for the derivative liability during the fiscal periods as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands)
Beginning balance	$20,082	$20,076	$—
Issuance of Series B Preferred Stock	—	—	15,037
Loss on change in fair value	10,638	6	5,039
Ending balance	$30,720	$20,082	$20,076
Changes in the fair value of the derivative liability are included in loss on derivative liability in the accompanying Consolidated Statement of Operations and Comprehensive Operations.
Money Market Funds
As of February 1, 2014, the Company held $20.0 million in money market funds compared to none held in money market funds at February 2, 2013. The fair value of money market funds is determined based on “Level 1” inputs in accordance with ASC 820, which consist of quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.
Non-Recurring Fair Value Measurements
On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs including, but not limited to, moderate comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During fiscal 2013, 2012 and 2011 the Company recorded $3.2 million, $5.3 million and $14.8 million of impairment charges in the accompanying Consolidated Statements of Operations and Comprehensive Operations.
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
The table below details the fair values and carrying values for mortgage debt and the components of long-term debt as of February 1, 2014, and February 2, 2013. The Company uses a discounted cash flow model to estimate the fair value of its debt for each reporting period, which contains certain Level 3 inputs, including but not limited to current market interest rates for similar long-term obligations. These fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of these financial instruments.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

	February 1, 2014
	Carrying value	Fair value
	(In thousands)
Mortgage Debt	$27,978	$28,982
Term Loan	70,293	69,252
Term Loan discount	(11,582)	(11,582)
	$86,689	$86,652

	February 2, 2013
	Carrying value	Fair value
	(In thousands)
Mortgage Debt	$28,554	$28,452
Term Loan	65,338	64,206
Term Loan discount	(13,746)	(13,746)
	$80,146	$78,912
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value due to their short maturities. The fair value of long-term debt is estimated based on discounting future cash flows utilizing current rates for debt of a similar type and remaining maturity.
12. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its retail stores and certain equipment under operating lease agreements expiring at various dates through January 2025. Many of its retail store leases require the Company to pay CAM charges, insurance, property taxes and percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, many of which contain renewal options exercisable at the Company’s discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed certain amounts or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, the Company is not required to make payments to landlords in order to exercise its cancellation rights under these provisions. The Wells Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the stores the Company is projecting to close by the end of fiscal 2014. None of the Company’s retail store leases contain purchase options.
As of February 1, 2014, minimum future rental commitments under non-cancelable operating leases were as follows (in thousands):

Fiscal year ending:
January 31, 2015	$78,251
January 30, 2016	66,092
January 28, 2017	52,050
February 3, 2018	44,864
February 2, 2019	36,163
Thereafter	58,752
Total future operating lease commitments	$336,172
The table above does not include CAM charges, which are also a required contractual obligation under many of the Company’s store operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Store rents, including CAM, were approximately $134 million, $130 million and $131 million in fiscal 2013, 2012 and 2011, respectively. Of these amounts, $5 million in 2013, $7 million in 2012, and $4 million in 2011, were paid as percentage rent based on sales volume. The Company expects total CAM charges to continue to increase from year to year or as long-term leases come up for renewal at current market rates in excess of original lease terms.
Litigation

PACIFIC SUNWEAR OF CALIFORNIA, INC.

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
Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. On February 21, 2014, the plaintiff filed her motion to certify a class with respect to several claims. The Company’s opposition to such motion must be filed on or before June 16, 2014. A hearing on the plaintiff’s motion will be held on August 13, 2014. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.
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
Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $10 million and $12 million outstanding at February 1, 2014 and February 2, 2013 respectively, as security for merchandise shipments from overseas vendors. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
13.  RETIREMENT PLANS
The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. Vested participant balances are included in other long-term liabilities and were approximately $2 million as of February 1, 2014 and February 2, 2013. In fiscal 2009, the Company discontinued any matching contributions to the Executive Plan.
The Company also maintains an Employee Savings Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering substantially all employees who have reached age 21. The 401(k) Plan is funded by participant contributions and Company matching contributions. The Company made contributions to the 401(k) Plan, net of forfeitures, of approximately $1.2 million, $1.2 million, and $1.1 million in fiscal 2013, 2012, and 2011, respectively.
14. SEGMENT REPORTING
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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

15.  DISCONTINUED OPERATIONS
In accordance with ASC Topic 205, “Presentation of Financial Statements-Discontinued Operations” (“ASC 205”), the Company has presented the results of operations of its closed stores as discontinued operations for all periods presented. During fiscal 2013, 2012 and 2011, the Company closed 30, 92 and 119 underperforming stores, respectively. If the cash flow of the closed store was determined not to be significant to ongoing operations, and the cash inflows of nearby stores were not expected to increase significantly, the results of operations of the closed store are included in discontinued operations. The following table details the operating results included in discontinued operations for the periods presented:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands)
Net sales	$16,133	$73,532	$137,099
Cost of goods sold, including buying, distribution and occupancy costs	13,033	54,231	112,189
Gross margin	3,100	19,301	24,910
Selling, general and administrative expenses	4,864	18,719	50,834
Operating (loss) income	(1,764)	582	(25,924)
Income tax (benefit) expense	(19)	74	(664)
(Loss) income from discontinued operations	$(1,745)	$508	$(25,260)

16.   QUARTERLY FINANCIAL DATA
Certain items in the table below have been presented in accordance with ASC 205, which requires that operating results of any disposed assets or assets held for sale to be removed from income from continuing operations and reported as discontinued operations as described in Note 15. Net sales and gross margin data reflect continuing operations only. All amounts in the table below are expressed in thousands, except per share amounts:

PACIFIC SUNWEAR OF CALIFORNIA, INC.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR ENDED FEBRUARY 1, 2014:
Net sales	$166,352	$210,054	$202,795	$218,591
Gross margin	41,781	62,586	51,173	43,704
(Loss) income from continuing operations	(24,054)	(18,604)	17,715	(22,033)
Loss from discontinued operations, net of tax effects	(127)	(641)	(473)	(504)
Net (loss) income	(24,181)	(19,245)	17,242	(22,537)
(Loss) income per share from continuing operations:
Basic	(0.35)	(0.27)	0.26	(0.32)
Diluted	(0.35)	(0.27)	0.24	(0.32)
Loss per share from discontinued operations:
Basic	—	(0.01)	(0.01)	(0.01)
Diluted	—	(0.01)	(0.01)	(0.01)
Net (loss) income per share:
Basic	(0.35)	(0.28)	0.25	(0.33)
Diluted	(0.35)	(0.28)	0.23	(0.33)
Weighted-average shares outstanding:
Basic	68,242	68,464	68,568	68,586
Diluted	68,242	68,464	75,515	68,586

FISCAL YEAR ENDED FEBRUARY 2, 2013:
Net sales	$158,377	$192,838	$210,701	$222,829
Gross margin	37,134	52,848	59,218	47,146
(Loss) income from continuing operations	(15,217)	(18,278)	3,133	(22,220)
(Loss) income from discontinued operations, net of tax effects	(406)	740	(2,185)	2,359
Net (loss) income	(15,623)	(17,538)	948	(19,861)
(Loss) income per share from continuing operations:
Basic	(0.22)	(0.27)	0.04	(0.32)
Diluted	(0.22)	(0.27)	0.04	(0.32)
(Loss) income per share from discontinued operations:
Basic	(0.01)	0.01	(0.03)	0.03
Diluted	(0.01)	0.01	(0.03)	0.03
Net (loss) income per share:
Basic	(0.23)	(0.26)	0.01	(0.29)
Diluted	(0.23)	(0.26)	0.01	(0.29)
Weighted-average shares outstanding:
Basic	67,583	67,738	67,914	68,005
Diluted	67,583	67,738	71,360	68,005
Income (loss) per share amounts are computed for each of the quarters presented based on basic and diluted shares outstanding and, therefore, may not sum to the totals for the year.

INDEX TO EXHIBITS

Incorporated by Reference

Exhibit #	Exhibit Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/2004
3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/1998
3.3	Certificate of Determination of Preferences of Convertible Series B Preferred Stock	8-K	12/7/2011
3.3	Sixth Amended and Restated Bylaws of the Company	10-Q	9/6/2013
4.1	Specimen stock certificate	S-1	2/4/1993
4.2	Shareholder Protection Rights Agreement, dated as of March 22, 2013, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise	8-K	3/26/2013
10.1*	Form of Indemnity Agreement between the Company and each of its executive officers and directors	S-1	2/4/1993
10.2*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan and Trust Agreement	10-K	3/17/1995
10.3*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective May 30, 2001	10-K	4/1/2009
10.4*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective December 31, 2008 (subject to section 409A deferrals)	10-K	4/1/2009
10.5*	Amended and Restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan dated March 24, 2004	10-Q	5/21/2004
10.6*	Pacific Sunwear of California, Inc. 2005 Performance Incentive Plan	8-K	5/24/2005
10.7*	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004	10-Q	12/9/2004
10.8*	Form of Performance-Based Bonus Award Agreement	10-Q	12/9/2004
10.9*	Form of Notice of Director Stock Appreciation Right Award Agreement	8-K	5/23/2006
10.10*	Form of Notice of Employee Stock Appreciation Right Award Agreement	8-K	5/23/2006
10.11*	Form of Notice of Employee Restricted Stock Award Agreement	8-K	5/23/2006
10.12*	Pacific Sunwear of California, Inc. Executive Severance Plan, as amended and restated as of November 20, 2008	10-K	4/1/2009

10.13*	Employment Agreement, dated as of June 16, 2009, between the Company and Gary H. Schoenfeld	8-K	6/17/2009
10.13.1*	Employment Agreement, dated as of March 20, 2012, between the Company and Gary H. Schoenfeld	8-K	3/20/2012
10.14+	Summary of Board of Directors’ Compensation for fiscal 2014
10.15+	Summary of Named Executive Officers Annual Compensation for fiscal 2014
10.16	Trust Indenture, dated as of July 17, 2007, between the City of Olathe, Kansas and U.S. Bank National Association, as Trustee	8-K	7/23/2007
10.17	Lease Agreement, dated as of July 17, 2007, between the City of Olathe, Kansas and Pacific Sunwear Stores Corp.	8-K	7/23/2007
10.18	Promissory Note Secured by a Deed of Trust, dated August 20, 2010, executed by Miraloma Borrower Corporation in favor of American National Insurance Company	8-K	8/24/2010
10.19	Deed of Trust, Assignment of Rents and Security Agreement, dated August 20, 2010, executed by Miraloma Borrower Corporation in favor of American National Insurance Company	8-K	8/24/2010
10.20	Promissory Note, dated August 20, 2010, executed by Pacific Sunwear Stores Corp. in favor of American National Insurance Company	8-K	8/24/2010
10.21	Mortgage Security Agreement, Financing Statement and Fixture Filing, dated August 20, 2010, executed by Pacific Sunwear Stores Corp. in favor of American National Insurance Company	8-K	8/24/2010
10.22	Absolute, Unconditional Guaranty, dated August 20, 2010, executed by Pacific Sunwear of California, Inc. in favor of American National Insurance Company	8-K	8/24/2010

Incorporated by Reference

Exhibit #	Exhibit Description	Form	Filing Date
10.23
$100,000,000 Credit Agreement, dated as of December 7, 2011, among the Company and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and Swing Line Lender, and Wells Fargo Capital Finance, LLC., as Syndication Agent, Documentation Agent, Sole Lead Arranger and Sole Bookrunner, and between Pacific Sunwear Stores Corp. and Wells Fargo Bank N.A.
		8-K	12/7/2011
10.24	Guaranty, dated as of December 7, 2011, between Miraloma Borrower Corp. and Wells Fargo Bank N.A.	8-K	12/7/2011
10.25	Security Agreement, dated as of December 7, 2011, among the Company, Pacific Sunwear Stores Corp. and Wells Fargo Bank, N.A.	8-K	12/7/2011
10.26
$60,000,000 Credit Agreement, dated as of December 7, 2011, among the Company and certain subsidiaries of the Company, as guarantors, and PS Holdings Agency Corp., as Administrative Agent, and the other lenders party thereto.
		8-K	12/7/2011
10.26.1
First Amendment to the Credit Agreement, dated as of April 2, 2012, between the Company and PS Holdings Agency Corp., as agent, and PS Holdings of Delaware, LLC- Series A and PS Holdings of Delaware, LLC – Series B, as lenders
		10-K	4/3/2012
10.27	Facility Guaranty, dated as of December 7, 2011, between Pacific Sunwear Stores Corp. and PS Holdings Agency Corp.	8-K	12/7/2011
10.28	Unsecured Guaranty, dated as of December 7, 2011, between Miraloma Borrower Corporation and PS Holdings Agency Corp.	8-K	12/7/2011
10.29	Security Agreement, dated as of December 7, 2011, among the Company and certain subsidiaries of the Company and PS Holdings Agency Corp.	8-K	12/7/2011
10.30	Stock Purchase and Investor Rights Agreement, dated as of December 7, 2011, between the Company and PS Holdings of Delaware, LLC – Series A	8-K	12/7/2011
10.30.1	First Amendment to the Stock Purchase and Investor Rights Agreement, dated as of April 2, 2012, between the Company and PS Holdings, of Delaware, LLC-Series A	8-K	4/3/2012
10.31	Registration Rights Agreement, dated as of December 7, 2011, between the Company and PS Holdings of Delaware, LLC – Series A	8-K	12/7/2011
10.32
Modification of Deed of Trust, Assignments of Rent and Security Agreement and Other Agreements and Partial Release, dated as of November 19, 2013, by and between Miraloma Borrower Corporation, TCAM Core Property Fund Operating LP, and La Palma/Miller Owner, LLC
		10-Q	12/6/2013
21.1+	Subsidiaries of the Registrant
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Written statements of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Written statement of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement
** These interactive files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under these sections.
+ Filed herewith