Form 10-Q
period 2014-05-03
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2014-06-05
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 3, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On June 4, 2014, the registrant had 68,915,979 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended May 3, 2014

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	May 3, 2014	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,953	$27,769
Inventories	95,862	83,073
Prepaid expenses	15,584	13,404
Other current assets	4,395	6,089
Total current assets	135,794	130,335
Property and equipment, net	94,420	96,797
Deferred income taxes	6,175	6,175
Intangible assets, net	12,247	12,968
Other assets	26,035	26,364
TOTAL ASSETS	$274,671	$272,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,168	$46,034
Derivative liability	29,495	30,720
Other current liabilities	41,032	37,286
Total current liabilities	126,695	114,040
LONG-TERM LIABILITIES:
Deferred lease incentives	12,181	12,889
Deferred rent	15,232	15,440
Long-term debt	86,639	86,075
Other liabilities	25,862	26,046
Total long-term liabilities	139,914	140,450
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 68,909,580 and 68,591,818 shares issued and outstanding, respectively	689	686
Additional paid-in capital	22,909	22,602
Accumulated deficit	(15,536)	(5,139)
Total shareholders’ equity	8,062	18,149
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$274,671	$272,639

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	For the First Quarter Ended
	May 3, 2014	May 4, 2013
Net sales	$171,143	$166,352
Cost of goods sold, including buying, distribution and occupancy costs	126,480	124,571
Gross margin	44,663	41,781
Selling, general and administrative expenses	52,026	52,766
Operating loss	(7,363)	(10,985)
(Gain) loss on derivative liability	(1,225)	9,290
Interest expense, net	3,877	3,547
Loss from continuing operations before income taxes	(10,015)	(23,822)
Income taxes	382	232
Loss from continuing operations	(10,397)	(24,054)
Loss from discontinued operations, net of tax effects	—	(127)
Net loss	$(10,397)	$(24,181)
Comprehensive loss	$(10,397)	$(24,181)

Loss from continuing operations per share:
Basic and diluted	$(0.15)	$(0.35)
Loss from discontinued operations per share:
Basic and diluted	$—	$—
Net loss per share:
Basic and diluted	$(0.15)	$(0.35)
Weighted-average shares outstanding:
Basic and diluted	68,750,020	68,242,222

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, All Amounts in Thousands)

	For the First Quarter Ended
	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,397)	$(24,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,696	6,808
Asset impairment	783	861
Loss on disposal of property and equipment	16	26
(Gain) loss on derivative liability	(1,225)	9,290
Amortization of debt discount	724	517
Non-cash stock-based compensation	495	994
Change in assets and liabilities:
Inventories	(12,789)	(12,990)
Other current assets	(486)	(2,151)
Other assets	330	412
Accounts payable	10,134	(2,672)
Other current liabilities	2,932	(5,461)
Deferred lease incentives	(708)	(1,059)
Deferred rent	(208)	(196)
Other long-term liabilities	(34)	98
Net cash used in operating activities	(4,737)	(29,704)
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of property, equipment and intangible assets	(2,862)	(1,114)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments under mortgage borrowings	(150)	(140)
Principal payments under capital lease obligations	(67)	(125)
Proceeds from exercise of stock options	—	8
Net cash used in financing activities	(217)	(257)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,816)	(31,075)
CASH AND CASH EQUIVALENTS, beginning of period	27,769	48,733
CASH AND CASH EQUIVALENTS, end of period	$19,953	$17,658
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,533	$945
Cash paid for income taxes	$304	$163
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at end of period	$1,256	$674

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of May 3, 2014, the Company leased and operated 618 stores in each of the 50 states and Puerto Rico.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (“fiscal 2013”) filed with the SEC. The Condensed Consolidated Financial Statements include the accounts of Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (Pacific Sunwear Stores Corp., a California corporation (“PacSun Stores”) and Miraloma Borrower Corporation, a Delaware corporation (“Miraloma”)). All intercompany transactions have been eliminated in consolidation.
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the Company’s fiscal quarter ended May 3, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015 (“fiscal 2014”).
The results of continuing operations for all periods presented in these Condensed Consolidated Financial Statements exclude the financial impact of discontinued operations. See Note 13, “Discontinued Operations” for further discussion related to discontinued operations presentation.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Information regarding significant accounting policies is contained in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2013. Presented below in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that Report.
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

Earnings Per Share
Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and nonvested restricted stock using the treasury stock method, if dilutive. In periods where a net loss is reported, incremental shares are excluded as their effect would be anti-dilutive. In such circumstances, the weighted-average number of shares outstanding in the basic and diluted earnings per common share calculations will be the same. Anti-dilutive options and nonvested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the nonvested share is greater than the market price of the Company’s common stock. Options to purchase 5.9 million and 3.9 million shares of common stock in the first quarter of fiscal 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The ASU amendment changes the requirements for reporting discontinued operations in Subtopic 205-20. The amendment is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. Based on the Company's evaluation of the ASU, its adoption of this update is not expected to have a material impact on the Company's financial position or results of operation.
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

	For the First Quarter Ended
	(In thousands)
	May 3, 2014	May 4, 2013
Impairment charges from continuing operations	$783	$861

	May 3, 2014	May 4, 2013
	(In thousands)
Carrying value of assets tested for impairment	$4,028	$4,208
Carrying value of assets with impairment	$1,024	$1,714
Fair value of assets impaired	$241	$853
Number of stores tested for impairment	54	75
Number of stores with impairment	17	14
The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $0.8 million and $0.9 million, respectively, during the first quarters ended May 3, 2014 and May 4, 2013. The decrease in the number of stores tested for impairment year-over-year was primarily related to the Company’s closure of certain underperforming stores and the improved financial performance of the remaining store base. Based on historical operating performance and the projected outlook for a subset of the stores tested for impairment as of May 3, 2014, the Company believes that the remaining asset value of approximately $0.2 million, is recoverable. See Note 10, "Fair Value Measurements" for further discussion related to impairment of long-lived assets.

5. DERIVATIVE LIABILTY
As disclosed in Note 9, "Shareholders' Equity," the Company issued 1,000 shares of its Convertible Series B Preferred Stock (the “Series B Preferred”) in connection with the 5-year, $60 million senior secured term loan (the “Term Loan”), funded by an affiliate of Golden Gate Capital. The fair value of the Series B Preferred at issuance was approximately $15 million which was recorded as a derivative liability. As of May 3, 2014 and February 1, 2014, the fair value of the derivative liability was approximately $29 million and $31 million, respectively. See Note 10, “Fair Value Measurements” for further discussion on the derivative liability.
6. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	May 3, 2014	February 1, 2014
	(In thousands)
Accrued compensation and benefits	$9,392	$7,858
Accrued gift cards	7,398	9,036
Sales taxes payable	2,754	1,549
Other	21,488	18,843
Total other current liabilities	$41,032	$37,286
7. DEBT
Credit Facility
On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “Wells Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (the “Former Credit Facility”). Borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate (as defined in the Wells Credit Facility, 1.90% as of May 3, 2014). Extensions of credit under the Wells Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Wells Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The Wells Credit Facility is secured by liens and security interests with (a) a first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) a second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The Wells Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The Wells Credit Facility is scheduled to mature on December 7, 2016. Although the Company made progress with respect to its comparable store net sales and gross margins in fiscal 2013 and fiscal 2012, if the Company were to experience a decline in same-store sales and gross margins in the future, it may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund its operations, which sources might not be available. Based on current forecasts, the Company believes that its cash flows from operations and working capital will be sufficient to meet its operating and capital expenditure needs for the next twelve months. At May 3, 2014, the Company had no direct borrowings and $10 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under the Wells Credit Facility at May 3, 2014 was approximately $42 million. The Company is not subject to any financial covenant restrictions under the Wells Credit Facility.
Term Loan
On December 7, 2011, the Company obtained the Term Loan funded by an affiliate of Golden Gate Capital. The Term Loan bears interest at a rate of 5.50% per annum to be paid in cash, due and payable quarterly in arrears, and 7.50% per annum, due and payable in kind (“PIK”) annually in arrears, with such PIK interest then due and payable being added to the outstanding principal balance of the Term Loan at the end of each fiscal year, and with adjustments to the cash and PIK portion of the interest rate in accordance with the Term Loan agreement, following principal prepayments. Annual cash interest for fiscal 2014 is expected to be approximately $4 million. The Term Loan is guaranteed by each of the Company’s subsidiaries and will be guaranteed by any future domestic subsidiaries of the Company. The Term Loan is secured by liens and security interests with (a) a first priority security interest in all long-term assets of the Company and PacSun Stores and all other assets not subject to a first lien and security interest pursuant to the Wells Credit Facility, (b) a first priority pledge of the equity interests of Miraloma and (c) a second priority security interest in all assets of the Company and PacSun Stores subject to a first lien and security interest pursuant to the Wells Credit Facility. The Term Loan also contains covenants substantially identical to those in the Wells Credit Facility. The principal balance and any unpaid interest related to the Term Loan is due on December 7, 2016. The Company is not subject to any financial covenant restrictions under the Term Loan.

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
As of May 3, 2014, the remaining aggregate principal payments due under the Term Loan and the Mortgage Debt are as follows:

	2014	2015	2016	2017	Total
Mortgage Debt	$464	$655	$699	$26,010	$27,828
Term Loan (1)	—	—	70,293	—	70,293
Total	$464	$655	$70,992	$26,010	$98,121
		Less: Term Loan discount			(10,858)
		Less: current portion of long-term debt			(624)
		Total long-term debt			$86,639
(1)Upon maturity of the Term Loan, $26.7 million of PIK interest will become due and payable, of which $11.6 million is accrued and included in other current liabilities as of May 3, 2014.
The Company recorded interest expense of $3.9 million and $3.5 million during the first quarter of fiscal 2014 and 2013, respectively.
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
The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the quarter ended May 3, 2014. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be significantly limited.

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
Stock-Based Compensation
The Company maintains two stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the “Performance Plan”) and (2) the amended and restated Employee Stock Purchase Plan (the “ESPP”). The types of awards that may be granted under the Performance Plan include stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the Performance Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the Performance Plan is ten years after the grant date of the award. As of May 3, 2014, the maximum number of shares of the Company’s common stock that was available for award grants under the Performance Plan was 2.7 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for future award grants under the Performance Plan. The Performance Plan will terminate on March 22, 2015, unless terminated earlier by the Company’s Board of Directors.
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
Stock Options
Under the Performance Plan, incentive and nonqualified stock options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. No stock options were granted by the Company during the first quarter of fiscal 2014 or fiscal 2013. A summary of stock option (incentive and nonqualified) activity for the first quarter of fiscal 2014 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000s)
Outstanding at February 1, 2014	2,209,379	$5.11
Granted	—	—
Exercised	—	—
Forfeited or expired	(92,303)	13.32
Outstanding at May 3, 2014	2,117,076	$4.75	2.4	$150
Vested and expected to vest at May 3, 2014	2,114,720	$4.76	2.4	$148
Exercisable at May 3, 2014	2,051,112	$4.82	2.4	$128

There were 4,500 stock options exercised during the first quarter of fiscal 2013 and none exercised during the first quarter of fiscal 2014, respectively. The total intrinsic value of options exercised during the first quarter of fiscal 2013 was immaterial.

Restricted Stock Awards
A summary of service-based restricted stock awards activity under the Performance Plan for the first quarter of fiscal 2014 is presented in the following table. Except as described below, such restricted stock awards contain a service-based restriction as to vesting. These awards generally vest over 4 years with 25% of the grant vesting each year on the anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 1, 2014	1,319,571	$2.13
Granted	50,000	2.99
Vested	(378,484)	2.26
Forfeited	(59,638)	2.57
Outstanding at May 3, 2014	931,449	$2.10
The weighted-average grant-date fair value per share of service-based restricted stock awards granted during the first quarter of fiscal 2014 and 2013 was $2.99 and $2.16, respectively. The total fair value of awards vested during the first quarter of fiscal 2014 and 2013 was $1.2 million and $1.0 million, respectively.
During the first quarter of fiscal 2012, the Company granted 675,000 performance-based restricted stock awards which only vest upon the achievement of certain financial targets. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during fiscal 2012 was $1.77. There were no performance-based restricted stock awards granted in the first quarter of fiscal 2014.
Restricted Stock Units
A summary of restricted stock units activity under the Performance Plan for the first quarter of fiscal 2014 is presented below. Restricted stock units contain a service-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 1, 2014	122,480	$3.47
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at May 3, 2014	122,480	$3.47
Stock-based compensation expense recognized related to nonvested stock options, restricted stock awards and restricted stock units during the first quarter of fiscal 2014 and 2013 was $0.5 million and $1.0 million, respectively. At May 3, 2014, the Company had approximately $2.0 million of stock-based compensation cost related to nonvested stock options, service-based restricted stock awards, performance-based restricted stock awards, and restricted stock units expected to be recognized over a weighted-average period of approximately 2.2 years.
Employee Stock Purchase Plan (“ESPP”)
The Company’s ESPP provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each purchasing period, whichever is lower. Historically, the Company's purchase period has been equal to six months; however, following the June 2013 ESPP purchase, the Company extended the purchase period to one year. The ESPP covers substantially all employees who have three months of service with the Company, excluding senior executives. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. On March 20, 2014, the Board of Directors approved an amendment to the ESPP to increase the number of authorized shares thereunder from 2.1 million shares to 2.5 million shares. Such amendment was approved by the shareholders at the 2014 annual meeting of shareholders.

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
Recurring Fair Value Measurements
Derivative Liability
The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option-pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions:

	May 3, 2014	May 4, 2013
Stock price	$2.79	$2.81
Conversion price	$1.75	$1.75
Expected volatility	75%	69%
Expected term (in years)	7.6	8.6
Risk free interest rate	2.20%	1.48%
Expected dividends	$—	$—
The following table presents the activity recorded for the derivative liability during the first quarters ended:

	May 3, 2014	May 4, 2013
	(In thousands)
Beginning balance	$30,720	$20,082
(Gain) loss on change in fair value	(1,225)	9,290
Ending balance	$29,495	$29,372
Changes in the fair value of the derivative liability are included in (gain) loss on derivative liability in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Operations.
Non-Recurring Fair Value Measurements
On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs including, but not limited to, comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During the first quarter of fiscal 2014 and 2013 the Company recorded $0.8 million and $0.9 million of impairment charges, respectively, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.

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
Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. On February 21, 2014, the plaintiff filed her motion to certify a class with respect to several claims. The Company’s opposition to such motion must be filed on or before June 30, 2014. A hearing on the plaintiff’s motion will be held on August 27, 2014. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.
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
Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $10 million and $11 million outstanding at May 3, 2014 and May 4, 2013 respectively, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
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

13. DISCONTINUED OPERATIONS
In accordance with ASC Topic 205, “Presentation of Financial Statements- Discontinued Operations” (“ASC 205”), the Company has presented the results of operations of its closed stores as discontinued operations for all periods presented. The Company closed one and seven underperforming stores in the first quarters of fiscal 2014 and 2013, respectively. If the cash flow of the closed store was determined not to be significant to ongoing operations, and the cash inflows of nearby stores were not expected to increase significantly, the results of operations of the closed store are included in discontinued operations. The following table details the operating results included in discontinued operations for the periods presented:

For the First Quarter Ended
May 4, 2013
Net sales	$3,486
Cost of goods sold, including buying, distribution and occupancy costs	2,563
Gross margin	923
Selling, general and administrative expenses	1,048
Operating loss	(125)
Income taxes	2
Loss from discontinued operations	$(127)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Report.
Cautionary Note Regarding Forward-Looking Statements
This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended February 1, 2014 (our “2013 Annual Report”), we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this Report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

•	our capital expenditure plans for fiscal 2014; and

•	potential recording of non-cash impairment charges for underperforming stores in future quarters.
All forward-looking statements included in this Report are based on information available to us as of the date hereof, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See Item 1A, Risk Factors, in our 2013 Annual Report, which are hereby incorporated by reference in this Report for a discussion of these risks and uncertainties. We assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.
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
Cash flow and liquidity (working capital)
We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Although we made progress with respect to our comparable store net sales and gross margins in fiscal 2013 and fiscal 2012, if we were to experience a decline in same-store sales and gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that cash flows from operations and working capital will be sufficient to meet our operating and capital expenditure needs for the next twelve months.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report.
Results of Operations
Continuing Operations
The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal periods indicated. The table excludes discontinued operations and the discussion that follows should be read in conjunction with the table:

	For the First Quarter Ended
	May 3, 2014	May 4, 2013
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	73.9	74.9
Gross margin	26.1	25.1
Selling, general and administrative expenses	30.4	31.7
Operating loss	(4.3)	(6.6)
(Gain) loss on derivative liability	(0.7)	5.6
Interest expense, net	2.3	2.1
Loss from continuing operations before income taxes	(5.9)	(14.3)
Income taxes	0.2	0.1
Loss from continuing operations	(6.1)%	(14.4)%

The first quarter (13 weeks) ended May 3, 2014 as compared to the first quarter (13 weeks) ended May 4, 2013
Net Sales
Net sales were $171.1 million for the first quarter of fiscal 2014 versus $166.4 million for the first quarter of fiscal 2013. The components of this $4.8 million increase in net sales are as follows:

$ millions	Attributable to
$4.2	Increase in comparable store sales.
0.6	Increase in non-comparable sales.
$4.8	Total
For the first quarter of fiscal 2014, comparable store net sales increased 3%, average sales transactions increased 6% and total transactions decreased 3%, as compared to the same period a year ago. The comparable store net sales increase was due to a 10% increase in Men’s sales, while Women’s sales decreased 5%. The increase in Men’s sales was driven primarily by sales of tops, bottoms and footwear. The decline in Women’s sales was primarily due to decreases in sales of swimwear and non-apparel, partially offset by an increase in sales of tops and shorts. Apparel represented 79% of total Men’s sales for the first quarter of fiscal 2014 versus 81% in the first quarter of fiscal 2013, while Women’s apparel represented 91% of total Women's sales for the first quarter of fiscal 2014 versus 86% in the first quarter of fiscal 2013. Total accessories and footwear was 16% of total sales for the first quarter of fiscal 2014 versus 17% in the first quarter of fiscal 2013.
On our quarterly conference call discussing first quarter results, held on May 29, 2014, we provided same-store sales guidance for our second quarter of fiscal 2014 to be in the range of negative 5% to flat.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $44.7 million for the first quarter of fiscal 2014 versus $41.8 million for the first quarter of fiscal 2013. As a percentage of net sales, gross margin was 26.1% for the first quarter of fiscal 2014 compared to 25.1% for the first quarter of fiscal 2013. The components of this 1.0% increase in gross margin as a percentage of net sales were as follows:

%	Attributable to
1.4
Increase in merchandise margin to 54.3% in the first quarter of fiscal 2014 from 52.9% in the first quarter of fiscal 2013 primarily due to higher initial markups, partially offset by an increase in promotions and markdowns in the first quarter of fiscal 2014, compared to the same period a year ago.

(0.4)	Increase in occupancy, distribution costs and all other non-merchandise margin costs as a percentage of sales as compared to the first quarter of fiscal 2013.
1.0	Total
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $52.0 million for the first quarter of fiscal 2014 compared to $52.8 million for the first quarter of fiscal 2013. As a percentage of net sales, these expenses decreased to 30.4% in the first quarter of fiscal 2014 from 31.7% in the first quarter of fiscal 2013. The components of this 1.3% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
(0.7)	Decrease in depreciation expense to $5 million in the first quarter of fiscal 2014 from $6 million in the first quarter of fiscal 2013.
(1.1)	Decrease in store payroll and payroll-related expenses as a percentage of net sales.
0.5	Increase in all other SG&A expenses as a percentage of sales.
(1.3)	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $1 million during each of the first quarters of fiscal 2014 and 2013, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

Gain on Derivative Liability
We recorded a non-cash gain of approximately $1 million related to our derivative liability in the first quarter of fiscal 2014, compared to a non-cash loss of approximately $9 million for the first quarter of fiscal 2013. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements – Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was approximately $4 million for each of the first quarters of fiscal 2014 and 2013. Interest expense, net, for the first quarters of fiscal 2014 and 2013 was primarily related to interest costs associated with the Term Loan described in Note 7 to the Condensed Consolidated Financial Statements.
Income Taxes
We recognized income tax expense of $0.4 million for the first quarter of fiscal 2014 and $0.2 million for the first quarter of fiscal 2013. For fiscal 2014, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.
Loss from Continuing Operations
Our loss from continuing operations for the first quarter of fiscal 2014 was approximately $10 million, or $(0.15) per diluted share, versus a loss from continuing operations of approximately $24 million, or $(0.35) per diluted share, for the first quarter of fiscal 2013. Included in the loss from continuing operations for the first quarter of fiscal 2014 was a non-cash gain of $1 million, or $0.02 per diluted share related to our derivative liability, versus a non-cash loss of $9 million, or $(0.13) per diluted share, for the same period a year ago.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow and with short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. Although we made progress with respect to our comparable store net sales and gross margins in fiscal 2013 and fiscal 2012, if we were to experience a decline in same-store sales and gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that cash flows from operations and working capital will be sufficient to meet our operating and capital expenditure needs for the next twelve months.

	For the First Quarter Ended
	May 3, 2014	May 4, 2013
	(In thousands)
Net cash used in operating activities	$(4,737)	$(29,704)
Net cash used in investing activities	(2,862)	(1,114)
Net cash used in financing activities	(217)	(257)
Net decrease in cash and cash equivalents	$(7,816)	$(31,075)
Operating Cash Flows
Net cash used in operating activities in the first quarter of fiscal 2014 was $4.7 million, compared to $29.7 million for the first quarter of fiscal 2013. This decrease of $25.0 million was due primarily to higher sales, improved margins and lower operating costs along with increases in accounts payable and other current liabilities. Our primary use of cash in the first quarters of fiscal 2014 and 2013 was to purchase merchandise inventories. Non-cash adjustments to reconcile our net loss to net cash used in operating activities were approximately $6 million in the first quarter of fiscal 2014 and $18 million in the first quarter of fiscal 2013, and were primarily related to depreciation expense, asset impairment charges and the (gain) loss on our derivative liability in both periods.

Working Capital
Working capital at May 3, 2014, was $9 million compared to $16 million at February 1, 2014, a decrease of $7 million. The changes in working capital were as follows:

$ millions	Description
$16	Working capital at February 1, 2014.
(8)	Decrease in cash and cash equivalents.
3	Increase in inventories, net of accounts payable.
(2)	Decrease in other current assets, net of other current liabilities.
$9	Working capital at May 3, 2014.

Investing Cash Flows
Net cash used in investing activities in the first quarter of fiscal 2014 was $2.9 million compared to $1.1 million used in investing activities for the first quarter of fiscal 2013, an increase in cash outflow of $1.7 million. Investing cash outflows in the first quarter of fiscal 2014 and 2013 were comprised of capital expenditures for refreshing existing stores and information technology investments at the store level. We expect total capital expenditures for fiscal 2014 to be approximately $15 million to $20 million.
Financing Cash Flows
Net cash used in financing activities in the first quarter of fiscal 2014 was $0.2 million compared to $0.3 million for the first quarter of fiscal 2013. The primary uses of cash for financing activities in the first quarters of fiscal 2014 and 2013 were principal payments under our mortgage debt and capital lease obligations.
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
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At May 3, 2014, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations	$319	$76	$112	$76	$55
Term loan	98	4	94	—	—
Mortgage debt	34	2	5	27	—
Letters of credit	10	10	—	—	—
Guaranteed minimum royalties	6	2	2	1	1
Capital lease obligations	1	1	—	—	—
Total	$468	$95	$213	$104	$56

Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for the first quarters of fiscal 2014 and fiscal 2013 were approximately $34 million and $33 million, respectively. Total CAM expenses could fluctuate from year-to-year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases can be found below under the caption “Operating Leases.”

Obligations under our Executive Deferred Compensation Plan are equal to approximately $2 million as of May 3, 2014, and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.
Operating Leases
We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through August 2025. Many of our retail store leases require us to pay CAM charges, insurance and property taxes. In addition, many of our retail store leases require us to pay percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, some of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 to the Consolidated Financial Statements in our 2013 Annual Report). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed $1 million or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, we are not required to make payments to our landlords in order to exercise our cancellation rights under these provisions. The Wells Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the stores we are projecting to close by the end of fiscal 2014. None of our retail store leases contain purchase options.
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
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past, including the first quarter of fiscal 2014.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk in connection with the Wells Credit Facility. Generally, direct borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR rate, plus 1.50% (1.90% at May 3, 2014). See Note 7 to the Consolidated Financial Statements in our 2013 Annual Report.
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
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 3, 2014.
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
ITEM 1A. RISK FACTORS
We have included in Part I, Item 1A of our 2013 Annual Report descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). We believe there are no material changes from the disclosure provided in our 2013 Annual Report with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: June 5, 2014	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 5, 2014	By:	/s/ MICHAEL W. KAPLAN
Michael W. Kaplan
Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)