Form 10-Q
period 2014-08-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2014-09-04
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 2, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On September 3, 2014, the registrant had 69,234,680 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended August 2, 2014
Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets—August 2, 2014 and February 1, 2014	3
Condensed Consolidated Statements of Operations and Comprehensive Operations—Second quarters (13 weeks) and first halves (26 weeks) ended August 2, 2014 and August 3, 2013	4
Condensed Consolidated Statements of Cash Flows—First halves (26 weeks) ended August 2, 2014 and August 3, 2013	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
SIGNATURE PAGE	26
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	August 2, 2014	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,315	$27,769
Inventories	130,938	83,073
Prepaid expenses	16,491	13,404
Other current assets	7,195	6,089
Total current assets	175,939	130,335
Property and equipment, net	93,775	96,797
Deferred income taxes	6,175	6,175
Intangible assets, net	11,842	12,968
Other assets	26,201	26,364
TOTAL ASSETS	$313,932	$272,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$92,145	$46,034
Derivative liability	19,061	30,720
Other current liabilities	45,448	37,286
Total current liabilities	156,654	114,040
LONG-TERM LIABILITIES:
Deferred lease incentives	12,540	12,889
Deferred rent	14,960	15,440
Long-term debt	87,853	86,075
Other liabilities	25,655	26,046
Total long-term liabilities	141,008	140,450
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 69,231,245 and 68,591,818 shares issued and outstanding, respectively	692	686
Additional paid-in capital	23,613	22,602
Accumulated deficit	(8,035)	(5,139)
Total shareholders’ equity	16,270	18,149
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$313,932	$272,639

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	For the Second Quarter Ended		For the First Half Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$211,749	$210,054	$382,892	$376,406
Cost of goods sold, including buying, distribution and occupancy costs	150,210	147,468	276,690	272,039
Gross margin	61,539	62,586	106,202	104,367
Selling, general and administrative expenses	60,563	56,684	112,589	109,450
Operating income (loss)	976	5,902	(6,387)	(5,083)
(Gain) loss on derivative liability	(10,434)	21,154	(11,659)	30,444
Interest expense, net	4,075	3,439	7,952	6,986
Income (loss) from continuing operations before income taxes	7,335	(18,691)	(2,680)	(42,513)
Income tax (benefit) expense	(166)	(87)	216	145
Income (loss) from continuing operations	7,501	(18,604)	(2,896)	(42,658)
Loss from discontinued operations, net of tax effects	—	(640)	—	(768)
Net income (loss)	$7,501	$(19,244)	$(2,896)	$(43,426)
Comprehensive income (loss)	$7,501	$(19,244)	$(2,896)	$(43,426)

Income (loss) from continuing operations per share:
Basic	$0.11	$(0.27)	$(0.04)	$(0.62)
Diluted	$0.10	$(0.27)	$(0.04)	$(0.62)
Loss from discontinued operations per share:
Basic	$—	$(0.01)	$—	$(0.01)
Diluted	$—	$(0.01)	$—	$(0.01)
Net income (loss) per share:
Basic	$0.11	$(0.28)	$(0.04)	$(0.63)
Diluted	$0.10	$(0.28)	$(0.04)	$(0.63)
Weighted-average shares outstanding:
Basic	69,069,770	68,463,649	68,989,675	68,352,935
Diluted	73,197,282	68,463,649	68,989,675	68,352,935

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, All Amounts in Thousands)

	For the First Half Ended
	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,896)	$(43,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,092	13,294
Asset impairment	1,663	1,431
Loss on disposal of property and equipment	106	42
(Gain) loss on derivative liability	(11,659)	30,444
Amortization of debt discount	1,482	1,064
Non-cash stock-based compensation	837	1,716
Change in assets and liabilities:
Inventories	(47,865)	(49,643)
Other current assets	(4,193)	(4,365)
Other assets	(575)	713
Accounts payable	46,111	34,994
Other current liabilities	6,923	(1,863)
Deferred lease incentives	(349)	(1,188)
Deferred rent	(481)	(275)
Other long-term liabilities	(91)	(28)
Net cash provided by (used in) operating activities	1,105	(17,090)
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of property, equipment and intangible assets	(7,919)	(4,484)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage borrowings	618	—
Principal payments under mortgage borrowings	(293)	(284)
Payments for debt issuance costs	(116)	—
Principal payments under capital lease obligations	(222)	(240)
Proceeds from exercise of stock options	373	233
Net cash provided by (used in) financing activities	360	(291)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,454)	(21,865)
CASH AND CASH EQUIVALENTS, beginning of period	27,769	48,733
CASH AND CASH EQUIVALENTS, end of period	$21,315	$26,868
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,105	$2,746
Cash paid for income taxes	$834	$562
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at end of period	$1,776	$1,048

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of August 2, 2014, the Company leased and operated 618 stores in each of the 50 states and Puerto Rico.
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the Company’s fiscal quarter ended and first half ended August 2, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015 (“fiscal 2014”).
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

Earnings Per Share
Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and nonvested restricted stock using the treasury stock method, if dilutive. In periods where a net loss is reported, incremental shares are excluded as their effect would be anti-dilutive. In such circumstances, the weighted-average number of shares outstanding in the basic and diluted earnings per common share calculations will be the same. Anti-dilutive options and nonvested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the nonvested share is greater than the market price of the Company’s common stock. Options to purchase 7.6 million shares of common stock in the second quarter of fiscal 2013, and 5.2 million and 6.2 million shares of common stock in the first half of fiscal 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
The table below sets forth the reconciliation of the denominator of each net income (loss) per share calculation for the second quarter and first half of fiscal years 2014 and 2013:

	For the Second Quarter Ended		For the First Half Ended
	(in thousands)
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Shares used in computing basic net income (loss) per share	69,070	68,464	68,990	68,353
Dilutive effect of options, restricted stock and convertible preferred stock	4,127	—	—	—
Shares used in computing diluted net loss per share	73,197	68,464	68,990	68,353
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment " and "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The ASU amendment changes the requirements for reporting discontinued operations in Subtopic 205-20. The amendment is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. Based on the Company's evaluation of the ASU, its adoption of this update is not expected to have a material impact on the Company's financial position or results of operation.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue From Contracts with Customers". The ASU amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The new standard is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. The Company is required to adopt this new standard for annual and interim periods beginning  after December 15, 2016. Early adoption is not permitted. The new revenue accounting standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Based on the Company's evaluation of the ASU, its adoption of this update is not expected to have a material impact on the Company's financial position or results of operation.
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

	For the Second Quarter Ended		For the First Half Ended
	(In thousands)
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Impairment charges from continuing operations	$880	$570	$1,663	$1,431

	August 2, 2014	August 3, 2013
	(In thousands)
Carrying value of assets tested for impairment	$2,341	$2,650
Carrying value of assets with impairment	$1,198	$1,203
Fair value of assets impaired	$318	$633
Number of stores tested for impairment	47	60
Number of stores with impairment	17	12
The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $0.9 million and $0.6 million, respectively, during the second quarters ended August 2, 2014 and August 3, 2013 and $1.7 million and $1.4 million during the first half of fiscal 2014 and 2013, respectively. The decrease in the number of stores tested for impairment year-over-year was primarily related to the Company’s closure of certain underperforming stores and the improved financial performance of the remaining store base. Based on historical operating performance and the projected outlook for a subset of the stores tested for impairment as of August 2, 2014, the Company believes that the remaining asset value of approximately $0.3 million is recoverable. See Note 10, "Fair Value Measurements" for further discussion related to impairment of long-lived assets.
5. DERIVATIVE LIABILTY
As disclosed in Note 9, "Shareholders' Equity," the Company issued 1,000 shares of its Convertible Series B Preferred Stock (the “Series B Preferred”) in connection with the 5-year, $60 million senior secured term loan (the “Term Loan”), funded by an affiliate of Golden Gate Capital. The fair value of the Series B Preferred at issuance was approximately $15 million which was recorded as a derivative liability. As of August 2, 2014 and February 1, 2014, the fair value of the derivative liability was approximately $19 million and $31 million, respectively. See Note 10, “Fair Value Measurements” for further discussion on the derivative liability.
6. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	August 2, 2014	February 1, 2014
	(In thousands)
Accrued compensation and benefits	$8,189	$7,858
Accrued gift cards	6,431	9,036
Sales taxes payable	3,480	1,549
Other	27,348	18,843
Total other current liabilities	$45,448	$37,286
7. DEBT
Credit Facility
On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “Wells Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (the “Former Credit Facility”). Borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate (as defined in the Wells Credit Facility, 1.91% as of August 2, 2014). Extensions of credit under the Wells Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Wells Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The Wells Credit Facility is secured by liens and security interests with (a) a first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) a second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The Wells Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The Wells Credit Facility is scheduled to mature on December 7, 2016. At August 2, 2014, the Company had no direct borrowings and $11 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under the Wells Credit Facility at August 2, 2014 was approximately $73 million. The Company is not subject to any financial covenant restrictions under the Wells Credit Facility. Based on current forecasts, the Company believes that its cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet its operating and capital expenditure needs for the next twelve months. The

Company currently anticipates that it will borrow under the Wells Credit Facility in the third quarter in order to finance inventory purchases for the holiday season.
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
Mortgage Debt
On August 20, 2010, the Company, through its wholly-owned subsidiaries, Miraloma and PacSun Stores, executed two promissory notes pursuant to which borrowings in an aggregate amount of $29.8 million from American National Insurance Company (“Anico”) were incurred. The principal and interest payments are based on a 25-year amortization schedule, with the remaining principal balances and any accrued and unpaid interest due on September 1, 2017.
The original note executed by Miraloma (the "Miraloma Note") is secured by a deed of trust on the building and land comprising the Company’s principal executive offices in Anaheim, California and is non-recourse to the Company. The Miraloma Note does not contain any financial covenants. In connection with this transaction, the Company transferred the building and related land securing the Miraloma Note to Miraloma and entered into a lease for the building and land with Miraloma. The original note executed by PacSun Stores (the "PacSun Stores Note") is secured by a mortgage on the Company’s leasehold interest in the building and land comprising the Company’s distribution center in Olathe, Kansas, and is unconditionally guaranteed by the Company. The PacSun Stores Note does not contain any financial covenants.
On July 1, 2014, the Company modified certain terms associated with the Miraloma Note and the PacSun Stores Note. The note modification executed by Miraloma (the "New Miraloma Note”) (i) provided for an additional advance of $0.3 million to fund the payment of fees, commissions and expenses incurred by the Company in connection with the New Miraloma Note, resulting in a new principal balance of $15.9 million; (ii) extended the maturity date of the Note to July 1, 2021; (iii) reduced the interest rate to 5.25% per annum; and (iv) provided that the Note may not be prepaid prior to July 1, 2017 and thereafter may be prepaid only upon payment of prepayment fees pursuant to a schedule set forth in the note modification. The amended note executed by PacSun Stores (the "New PacSun Stores Note”) (i) provided for an additional advance of $0.2 million to fund the payment of fees, commissions and expenses incurred by the Company in connection with the New PacSun Stores Note, resulting in a new principal balance of $12.3 million; (ii) extended the maturity date of the Note to July 1, 2021; (iii) reduced the interest rate to 5.25% per annum; and (iv) provided that the Note may not be prepaid prior to July 1, 2017 and thereafter may be prepaid only upon payment of prepayment fees pursuant to a schedule set forth in the note modification.
As of August 2, 2014, the remaining aggregate principal payments due under the Term Loan and the Mortgage Debt are as follows:

	(In thousands)
	2014	2015	2016	2017	2018	Thereafter	Total
Mortgage Debt	$260	$541	$570	$600	$633	$25,583	$28,187
Term Loan (1)	—	—	70,293	—	—	—	70,293
Total	$260	$541	$70,863	$600	$633	$25,583	$98,480
		Less: Term Loan discount					(10,101)
		Less: current portion of long-term debt					(526)
		Total long-term debt					$87,853
(1 Upon maturity of the Term Loan, $26.6 million of PIK interest will become due and payable, of which $10.3 million is included in the Term Loan balance and $2.7 million is accrued and included in other current liabilities as of August 2, 2014.

The Company recorded interest expense of $4.1 million and $3.4 million during the second quarters of fiscal 2014 and 2013, respectively, and $8.0 million and $7.0 million in the first half of fiscal 2014 and 2013, respectively.
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
The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the quarter ended August 2, 2014. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be significantly limited.
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
Stock-Based Compensation
The Company maintains two stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the “Performance Plan”) and (2) the amended and restated Employee Stock Purchase Plan (the “ESPP”). The types of awards that may be granted under the Performance Plan include stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the Performance Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the Performance Plan is ten years after the grant date of the award. As of August 2, 2014, the maximum number of shares of the Company’s common stock that was available for award grants under the Performance Plan was 2.8 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for future award grants under the Performance Plan. The Performance Plan will terminate on March 22, 2015, unless terminated earlier by the Company’s Board of Directors.
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
Stock Options
Under the Performance Plan, incentive and nonqualified stock options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. No stock options were granted by the Company during the first half of fiscal 2014 or fiscal 2013. A summary of stock option (incentive and nonqualified) activity for the first half of fiscal 2014 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000s)
Outstanding at February 1, 2014	2,209,379	$5.11
Granted	—	—
Exercised	—	—
Forfeited or expired	(165,364)	13.98
Outstanding at August 2, 2014	2,044,015	$4.39	2.1	$41
Vested and expected to vest at August 2, 2014	2,040,790	$4.40	2.1	$41
Exercisable at August 2, 2014	2,007,547	$4.43	2.1	$36

There were none and 4,625 stock options exercised during the first half of fiscal 2014 and 2013 respectively. The total intrinsic value of options exercised during the first half of fiscal 2013 was immaterial.
Restricted Stock Awards
A summary of service-based restricted stock awards activity under the Performance Plan for the first half of fiscal 2014 is presented in the following table. Except as described below, such restricted stock awards contain a service-based restriction as to vesting. These awards generally vest over 4 years with 25% of the grant vesting each year on the anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 1, 2014	1,319,571	$2.13
Granted	60,000	2.86
Vested	(406,295)	2.31
Forfeited	(139,173)	2.30
Outstanding at August 2, 2014	834,103	$2.07
The weighted-average grant-date fair value per share of service-based restricted stock awards granted during the first half of fiscal 2014 and 2013 was $2.86 and $2.51, respectively. The total fair value of awards vested during the first half of fiscal 2014 and 2013 was $1.2 million and $1.1 million, respectively.
During the first quarter of fiscal 2012, the Company granted 675,000 performance-based restricted stock awards which only vest upon the achievement of certain financial targets. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during fiscal 2012 was $1.77. There were no performance-based restricted stock awards granted in the first half of fiscal 2014.
Restricted Stock Units
A summary of restricted stock units activity under the Performance Plan for the first half of fiscal 2014 is presented below. Restricted stock units contain a service-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 1, 2014	122,480	$3.47
Granted	150,000	2.25
Vested	(122,480)	3.47
Forfeited	—	—
Outstanding at August 2, 2014	150,000	$2.25

The weighted-average grant-date fair value per share of restricted stock awards units granted during the first half of fiscal 2014 and 2013 was $2.25 and $3.47, respectively. The total fair value of awards vested during the first half of fiscal 2014 and 2013 was $0.3 million and $0.4 million, respectively.
Stock-based compensation expense recognized related to nonvested stock options, restricted stock awards and restricted stock units during the second quarter of fiscal 2014 and 2013 was $0.3 million and $0.7 million, respectively, and during the first half of fiscal 2014 and 2013 was $0.8 million and $1.7 million respectively.
At August 2, 2014, the Company had approximately $1.8 million of stock-based compensation cost related to nonvested stock options, service-based restricted stock awards, performance-based restricted stock awards, and restricted stock units expected to be recognized over a weighted-average period of approximately 1.9 years.
Employee Stock Purchase Plan (“ESPP”)
The Company’s ESPP provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each purchasing period, whichever is lower. Historically, the Company's purchase period has been equal to six months; however, following the June 2013 ESPP purchase, the Company extended the purchase period to one year. The ESPP covers substantially all employees who have three months of service with the Company, excluding senior executives. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. On March 20, 2014, the Board of Directors approved an amendment to the ESPP to increase the number of authorized shares thereunder from 2.1 million shares to 2.5 million shares. Such amendment was approved by the shareholders at the 2014 annual meeting of shareholders. Shares issued under the ESPP during the first half of fiscal 2014 and 2013 were 174,335 and 149,398, respectively.
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
Recurring Fair Value Measurements
Derivative Liability
The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option-pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions as of:

	August 2, 2014	August 3, 2013
Stock price	$1.93	$4.47
Conversion price	$1.75	$1.75
Expected volatility	76%	70%
Expected term (in years)	7.4	8.4
Risk free interest rate	2.16%	2.32%
Expected dividends	$—	$—
The following table presents the activity recorded for the derivative liability during the first half ended:

	August 2, 2014	August 3, 2013
	(In thousands)
Beginning balance	$30,720	$20,082
(Gain) loss on change in fair value	(1,225)	9,290
Balance at end of first quarter	29,495	29,372
(Gain) loss on change in fair value	(10,434)	21,154
Ending balance	$19,061	$50,526
Changes in the fair value of the derivative liability are included in (gain) loss on derivative liability in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Operations.
Non-Recurring Fair Value Measurements
On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs including, but not limited to, comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During the first half of fiscal 2014 and 2013 the Company recorded $1.7 million and $1.4 million of impairment charges, respectively, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.
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
Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. On February 21, 2014, the plaintiff filed her motion to certify a class with respect to several claims. The Company’s opposition to such motion was filed on June 30, 2014 and the plaintiff's reply to such opposition must be filed on or before November 4, 2014. A hearing on the plaintiff’s motion will be held on November 24, 2014. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.
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

Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $11 million and $10 million outstanding at August 2, 2014 and February 1, 2014 respectively, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
12. SEGMENT REPORTING
The Company operates exclusively in the retail apparel industry. The Company designs, produces and distributes clothing and related products catering to teens and young adults primarily through its mall-based PacSun retail stores. The Company has identified three operating segments: PacSun stores, PacSun Outlet stores and pacsun.com. The three operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the three operating segments.
13. DISCONTINUED OPERATIONS
In accordance with ASC Topic 205, “Presentation of Financial Statements- Discontinued Operations” (“ASC 205”), the Company has presented the results of operations of its closed stores as discontinued operations for all periods presented. The Company closed one and three underperforming stores in the second quarters of fiscal 2014 and 2013, respectively and two and ten in the first half of fiscal 2014 and 2013, respectively. If the cash flow of the closed store was determined not to be significant to ongoing operations, and the cash inflows of nearby stores were not expected to increase significantly, the results of operations of the closed store are included in discontinued operations. The following table details the operating results included in discontinued operations for the periods presented:

	For the Second Quarter Ended	For the First Half Ended
	(In thousands)
	August 3, 2013	August 3, 2013
Net sales	$5,190	$8,676
Cost of goods sold, including buying, distribution and occupancy costs	4,106	6,669
Gross margin	1,084	2,007
Selling, general and administrative expenses	1,711	2,760
Operating loss	(627)	(753)
Income tax expense	13	15
Loss from discontinued operations	$(640)	$(768)

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
Cash flow and liquidity (working capital)

We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on current forecasts, we believe that cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet our operating and capital expenditure needs for the next twelve months. We currently anticipate that we will borrow under the Wells Credit Facility in the third quarter in order to finance inventory purchases for the holiday season.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Annual Report on Form 10-K for the year ended February 1, 2014.
Results of Operations
Continuing Operations
The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal periods indicated. The table excludes discontinued operations and the discussion that follows should be read in conjunction with the table:

	For the Second Quarter Ended		For the First Half Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	70.9	70.2	72.3	72.3
Gross margin	29.1	29.8	27.7	27.7
Selling, general and administrative expenses	28.6	27.0	29.4	29.1
Operating income (loss)	0.5	2.8	(1.7)	(1.4)
(Gain) loss on derivative liability	(4.9)	10.1	(3.0)	8.1
Interest expense, net	1.9	1.6	2.0	1.8
Income (loss) from continuing operations before income taxes	3.5	(8.9)	(0.7)	(11.3)
Income tax expense	—	—	0.1	—
Income (loss) from continuing operations	3.5%	(8.9)%	(0.8)%	(11.3)%

The second quarter (13 weeks) ended August 2, 2014 as compared to the second quarter (13 weeks) ended August 3, 2013
Net Sales
Net sales were $211.7 million for the second quarter of fiscal 2014 versus $210.1 million for the second quarter of fiscal 2013. The components of this $1.6 million increase in net sales are as follows:

$ millions	Attributable to
$0.4	Increase in comparable store sales.
1.2	Increase in non-comparable sales.
$1.6	Total
For the second quarter of fiscal 2014, comparable store net sales increased 0.3%, average sales transactions increased 7% and total transactions decreased 6%, as compared to the same period a year ago. The comparable store net sales increase resulted from a 3% increase in Men’s sales, while Women’s sales decreased 3%. The increase in Men’s sales was driven primarily by sales of bottoms and footwear. The decline in Women’s sales was primarily due to a decrease in sales of non-apparel. Apparel represented 81% of total Men’s sales for the second quarter of fiscal 2014 versus 83% in the second quarter of fiscal 2013, while Women’s apparel represented 91% of total Women's sales for the second quarter of fiscal 2014 versus 87% in the second quarter of fiscal 2013. Combined accessories and footwear was 14% of total sales for the second quarter of fiscal 2014 versus 15% in the second quarter of fiscal 2013.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $61.5 million for the second quarter of fiscal 2014 versus $62.6 million for the second quarter of fiscal 2013. As a percentage of net sales, gross margin was 29.1% for the second quarter of fiscal 2014 compared to 29.8% for the second quarter of fiscal 2013. The components of this 0.7% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(0.7)	Decrease in merchandise margin to 52.3% from 53.0%.
(0.3)	Increase in occupancy costs.
0.3	Decrease in buying and distribution costs.
(0.7)	Total
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $60.6 million for the second quarter of fiscal 2014 compared to $56.7 million for the second quarter of fiscal 2013. As a percentage of net sales, these expenses increased to 28.6% in the second quarter of fiscal 2014 from 27.0% in the second quarter of fiscal 2013. The components of this 1.6% increase in SG&A as a percentage of net sales were as follows:

%	Attributable to
0.8	Increase in marketing costs related to timing of expenditures.
0.8	Incurrence of consulting costs supporting long-term strategies and store impairment charges, partially offset by a decrease in store payroll and payroll-related expenses.
1.6	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $1 million during each of the second quarters of fiscal 2014 and 2013, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

Gain on Derivative Liability
We recorded a non-cash gain of approximately $10 million related to our derivative liability in the second quarter of fiscal 2014, compared to a non-cash loss of approximately $21 million for the second quarter of fiscal 2013. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements – Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was approximately $4 million and $3 million in the second quarters of fiscal 2014 and 2013, respectively. Interest expense, net, for the second quarters of fiscal 2014 and 2013 was primarily related to interest costs associated with the Term Loan and mortgage debt described in Note 7 to the Condensed Consolidated Financial Statements.
Income Taxes
We recognized an income tax benefit of $0.2 million and $0.1 million for the second quarters of fiscal 2014 and 2013 respectively. For fiscal 2014, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.
Income (Loss) from Continuing Operations
Our income from continuing operations for the second quarter of fiscal 2014 was approximately $8 million, or $0.10 per diluted share, versus a loss from continuing operations of approximately $19 million, or $(0.27) per diluted share, for the second quarter of fiscal 2013. Included in income from continuing operations for the second quarter of fiscal 2014 was a non-cash gain of (10.4) million, or $0.14 per diluted share related to our derivative liability, versus a non-cash loss of $21.2 million, or $(0.31) per diluted share, for the same period a year ago.
The first half (26 weeks) ended August 2, 2014 as compared to the first half (26 weeks) ended August 3, 2013
Net Sales
Net sales were $382.9 million for the first half of fiscal 2014 versus $376.4 million for the first half of fiscal 2013. The components of this $6.5 million increase in net sales are as follows:

$ millions	Attributable to
$4.9	Increase in comparable store sales.
1.6	Increase in non-comparable sales.
$6.5	Total
For the first half of fiscal 2014, comparable store net sales increased 1%, average sales transactions increased 6% and total transactions decreased 5%, as compared to the same period a year ago. The comparable store net sales increase was due to a 6% increase in Men’s sales, while Women’s sales decreased 4%. The increase in Men’s sales was driven primarily by sales of footwear, tops and bottoms. The decline in Women’s sales was primarily due to a decrease in sales of non-apparel. Apparel represented 80% of total Men’s sales for the first half of fiscal 2014 versus 82% in the first half of fiscal 2013, while Women’s apparel represented 91% of total Women's sales for the first half of fiscal 2014 versus 86% in the first half of fiscal 2013. Combined accessories and footwear was 15% of total sales for the first half of fiscal 2014 versus 16% in the first half of fiscal 2013.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $106.2 million for the first half of fiscal 2014 versus $104.4 million for the first half of fiscal 2013. As a percentage of net sales, gross margin was flat at 27.7% for both the first half of fiscal 2014 and the first half of fiscal 2013. The activity in gross margin as a percentage of net sales was as follows:

%	Attributable to
0.2	Increase in merchandise margin to 53.1% from 52.9%.
(0.2)	Increase in buying and occupancy costs, partially offset by reductions in distribution costs.
—	Total
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $112.6 million for the first half of fiscal 2014 compared to $109.4 million for the first half of fiscal 2013. As a percentage of net sales, these expenses increased to 29.4% in the first half of fiscal 2014 from 29.1% in the first half of fiscal 2013. The components of this 0.3% increase in SG&A as a percentage of net sales were as follows:

%	Attributable to
0.2	Increase in marketing costs related to timing of expenditures.
0.1
Incurrence of consulting costs supporting long-term strategies and store impairment charges, partially offset by decreases in depreciation and amortization and store payroll and payroll-related expenses.

0.3	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $1.7 million during the first half of fiscal 2014 and approximately $1.4 million during the first half of fiscal 2013 to write-down the carrying value of certain long-lived store assets to their estimated fair values.
Gain on Derivative Liability
We recorded a non-cash gain of approximately $12 million related to our derivative liability in the first half of fiscal 2014, compared to a non-cash loss of approximately $30 million for the first half of fiscal 2013. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements – Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was approximately $8 million and $7 million for the first half of fiscal 2014 and 2013, respectively. Interest expense, net, for the first half of fiscal 2014 and 2013 was primarily related to interest costs associated with the Term Loan and mortgage debt described in Note 7 to the Condensed Consolidated Financial Statements.
Income Taxes
We recognized income tax expense of $0.2 million for the first half of fiscal 2014 and $0.1 million for the first half of fiscal 2013. For fiscal 2014, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.
Loss from Continuing Operations
Our loss from continuing operations for the first half of fiscal 2014 was approximately $3 million, or $(0.04) per diluted share, versus a loss from continuing operations of approximately $43 million, or $(0.62) per diluted share, for the first half of fiscal 2013. Included in the loss from continuing operations for the first half of fiscal 2014 was a non-cash gain of $12 million or $0.17 per diluted share related to our derivative liability, versus a non-cash loss of $30 million, or $(0.45) per diluted share, for the same period a year ago.

Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow and with short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. Based on current forecasts, we believe that cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet our operating and capital expenditure needs for the next twelve months. We currently anticipate that we will borrow under the Wells Credit Facility in the third quarter in order to finance inventory purchases for the holiday season.

	For the First Half Ended
	August 2, 2014	August 3, 2013
	(In thousands)
Net cash provided by (used in) operating activities	$1,105	$(17,090)
Net cash used in investing activities	(7,919)	(4,484)
Net cash provided by (used in) financing activities	360	(291)
Net decrease in cash and cash equivalents	$(6,454)	$(21,865)
Operating Cash Flows
Net cash provided by operating activities in the first half of fiscal 2014 was $1.1 million, compared to $17.1 million of cash used for the first half of fiscal 2013. This increase of $18.2 million was due primarily to increases in accounts payable and other current liabilities. Our primary use of cash in the first half of fiscal 2014 and 2013 was to purchase merchandise inventories. Non-cash adjustments to reconcile our net loss to net cash used in operating activities were approximately $5 million in the first half of fiscal 2014 and $48 million in the first half of fiscal 2013, and were primarily related to depreciation expense, asset impairment charges and the (gain) loss on our derivative liability in both periods.
Working Capital
Working capital at August 2, 2014, was $19 million compared to $16 million at February 1, 2014, an increase of $3 million. The changes in working capital were as follows:

$ millions	Description
$16	Working capital at February 1, 2014.
(6)	Decrease in cash and cash equivalents.
2	Increase in inventories, net of accounts payable.
7	Increase in other current assets, net of other current liabilities.
$19	Working capital at August 2, 2014.

Investing Cash Flows
Net cash used in investing activities in the first half of fiscal 2014 was $7.9 million compared to $4.5 million used in investing activities for the first half of fiscal 2013, an increase in cash outflow of $3.4 million. Investing cash outflows in the first half of fiscal 2014 and 2013 were comprised of capital expenditures for refreshing existing stores and information technology investments at the store level. We expect total capital expenditures for fiscal 2014 to be approximately $18 million to $20 million.
Financing Cash Flows
Net cash provided by financing activities in the first half of fiscal 2014 was $0.4 million compared to net cash used in financing activities of $0.3 million for the first half of fiscal 2013. The primary sources of cash from financing activities in the first half of fiscal 2014 were proceeds from mortgage borrowings and stock option exercises, offset by principal payments under our mortgage debt and capital lease obligations. The primary uses of financing activities in the first half of 2013 were principal payments under our mortgage debt and capital lease obligations.
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

Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At August 2, 2014, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations	$316	$73	$111	$75	$57
Term loan	97	4	93	—	—
Mortgage debt	38	2	4	4	28
Letters of credit	11	11	—	—	—
Guaranteed minimum royalties	6	2	2	1	1
Capital lease obligations	1	1	—	—	—
Total	$469	$93	$210	$80	$86
Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for the first half of fiscal 2014 and fiscal 2013 were approximately $69 million and $68 million, respectively. Total CAM expenses could fluctuate from year-to-year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases can be found below under the caption “Operating Leases.”

Obligations under our Executive Deferred Compensation Plan are equal to approximately $2 million as of August 2, 2014, and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.
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
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past, including the first half of fiscal 2014.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk in connection with the Wells Credit Facility. Generally, direct borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR rate, plus 1.50% (1.91% at August 2, 2014). See Note 7 to the Consolidated Financial Statements in our 2013 Annual Report.
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
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 2, 2014.

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
ITEM 1A. RISK FACTORS
We have included in Part I, Item 1A of our 2013 Annual Report descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). We believe there are no material changes from the disclosure provided in our 2013 Annual Report with respect to the Risk Factors, other than the item discussed below. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
Our net sales, operating income and inventory levels fluctuate on a seasonal basis. We experience major seasonal fluctuations in our net sales and operating results, with a significant portion of our operating income typically realized during the six to seven week selling periods for each of the back-to-school and holiday seasons. Additionally, a continued shift to online shopping may result in further fluctuations in our sales and operating results, particularly for the holiday season. Any decrease in sales or margins during these periods could have a material adverse effect on our results of operations and financial condition. In addition, in recent years we have experienced higher peaks and extended lulls during the year as customer shopping patterns have changed. Also, the occurrence of unusual or extraordinary events, such as natural disasters, around the peak days of such key holidays and selling periods (e.g, Black Friday), could adversely affect our financial results. Additionally, extended periods of unseasonably warm temperatures during the fall/winter season or cold weather during the spring/summer season could render a portion of our inventory incompatible with those unseasonable conditions. Seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We generally carry a significant amount of inventory, especially before the six to seven week back-to-school and holiday season selling periods (the "Peak Selling Seasons"). If we are not successful in selling inventory during these periods, we may have to sell the inventory at significantly reduced prices, which would adversely affect our profitability. Additionally, in recent years, the Peak Selling Seasons have become more concentrated, with incidents such as inclement weather adversely impacting mall traffic and consumer buying patterns.
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

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: September 4, 2014	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: September 4, 2014	By:	/s/ MICHAEL W. KAPLAN
Michael W. Kaplan
Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)