Form 10-Q
period 2014-11-01
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2014-12-04
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On December 3, 2014, the registrant had 69,264,214 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended November 1, 2014
Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets—November 1, 2014 and February 1, 2014	3
Condensed Consolidated Statements of Operations and Comprehensive Operations—Third quarters (13 weeks) and first three quarters (39 weeks) ended November 1, 2014 and November 2, 2013	4
Condensed Consolidated Statements of Cash Flows—First three quarters (39 weeks) ended November 1, 2014 and November 2, 2013	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
SIGNATURE PAGE	25
EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	November 1, 2014	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,279	$27,769
Inventories	129,157	83,073
Prepaid expenses	15,872	13,404
Other current assets	6,072	6,089
Total current assets	163,380	130,335
Property and equipment, net	91,485	96,797
Deferred income taxes	6,175	6,175
Intangible assets, net	10,642	12,968
Other assets	25,877	26,364
TOTAL ASSETS	$297,559	$272,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$81,637	$46,034
Derivative liability	14,180	30,720
Other current liabilities	44,783	37,286
Total current liabilities	140,600	114,040
LONG-TERM LIABILITIES:
Deferred lease incentives	11,590	12,889
Deferred rent	14,927	15,440
Long-term debt	88,474	86,075
Other liabilities	25,808	26,046
Total long-term liabilities	140,799	140,450
Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 69,242,483 and 68,591,818 shares issued and outstanding, respectively	692	686
Additional paid-in capital	23,972	22,602
Accumulated deficit	(8,504)	(5,139)
Total shareholders’ equity	16,160	18,149
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$297,559	$272,639

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	For the Third Quarter Ended		For the Three Quarters Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$212,292	$202,795	$595,184	$579,201
Cost of goods sold, including buying, distribution and occupancy costs	155,609	151,622	432,299	423,661
Gross margin	56,683	51,173	162,885	155,540
Selling, general and administrative expenses	58,020	52,968	170,609	162,418
Operating loss	(1,337)	(1,795)	(7,724)	(6,878)
(Gain) loss on derivative liability	(4,881)	(23,444)	(16,540)	7,000
Interest expense, net	3,867	3,565	11,819	10,551
(Loss) income from continuing operations before income taxes	(323)	18,084	(3,003)	(24,429)
Income tax expense	146	369	362	514
(Loss) income from continuing operations	(469)	17,715	(3,365)	(24,943)
Loss from discontinued operations, net of tax effects	—	(473)	—	(1,241)
Net (loss) income	$(469)	$17,242	$(3,365)	$(26,184)
Comprehensive (loss) income	$(469)	$17,242	$(3,365)	$(26,184)

(Loss) income from continuing operations per share:
Basic	$(0.01)	$0.26	$(0.05)	$(0.36)
Diluted	$(0.01)	$0.24	$(0.05)	$(0.36)
Loss from discontinued operations per share:
Basic	$0.00	$(0.01)	$0.00	$(0.02)
Diluted	$0.00	$(0.01)	$0.00	$(0.02)
Net (loss) income per share:
Basic	$(0.01)	$0.25	$(0.05)	$(0.38)
Diluted	$(0.01)	$0.23	$(0.05)	$(0.38)
Weighted-average shares outstanding:
Basic	69,235,168	68,567,973	69,018,319	68,424,615
Diluted	69,235,168	75,515,120	69,018,319	68,424,615

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, All Amounts in Thousands)

	For the Three Quarters Ended
	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,365)	$(26,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,060	19,443
Asset impairment	3,119	2,031
Loss on disposal of property and equipment	122	60
(Gain) loss on derivative liability	(16,540)	7,000
Amortization of debt discount	2,239	1,611
Non-cash stock-based compensation	1,202	2,200
Change in assets and liabilities:
Inventories	(46,084)	(46,361)
Other current assets	(2,451)	(5,000)
Other assets	(1,600)	1,115
Accounts payable	35,603	27,813
Other current liabilities	7,130	(2,352)
Deferred lease incentives	(1,299)	(2,084)
Deferred rent	(513)	(406)
Other long-term liabilities	97	4
Net cash used in operating activities	(4,280)	(21,110)
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchases of property, equipment and intangible assets	(11,320)	(7,160)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage borrowings	618	—
Principal payments under mortgage borrowings	(422)	(429)
Payments for debt issuance costs	(116)	—
Principal payments under capital lease obligations	(344)	(347)
Proceeds from exercise of stock options	374	240
Net cash provided by (used in) financing activities	110	(536)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,490)	(28,806)
CASH AND CASH EQUIVALENTS, beginning of period	27,769	48,733
CASH AND CASH EQUIVALENTS, end of period	$12,279	$19,927
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,656	$4,179
Cash paid for income taxes	$874	$601
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property and equipment purchases accrued at end of period	$975	$1,229

See accompanying footnotes.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of November 1, 2014, the Company leased and operated 620 stores in each of the 50 states and Puerto Rico.
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the Company’s fiscal quarter ended and first three quarters ended November 1, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015 (“fiscal 2014”).
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

Earnings Per Share
Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and nonvested restricted stock using the treasury stock method, if dilutive. In periods where a net loss is reported, incremental shares are excluded as their effect would be anti-dilutive. In such circumstances, the weighted-average number of shares outstanding in the basic and diluted earnings per common share calculations will be the same. Anti-dilutive options and nonvested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the nonvested share is greater than the market price of the Company’s common stock. Options to purchase 1.3 million shares of common stock in the third quarter of fiscal 2014, and 4.2 million and 6.6 million shares of common stock in the first three quarters of fiscal 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
The table below sets forth the reconciliation of the denominator of each net (loss) income per share calculation for the third quarter and first three quarters of fiscal years 2014 and 2013:

	For the Third Quarter Ended		For the Three Quarters Ended
	(in thousands)
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Shares used in computing basic net (loss) income per share	69,235	68,568	69,018	68,425
Dilutive effect of options, restricted stock and convertible preferred stock	—	6,947	—	—
Shares used in computing diluted net (loss) income per share	69,235	75,515	69,018	68,425
Recent Accounting Pronouncements
In August 2014 the FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). This ASU sets forth guidance regarding management’s responsibility to (1) evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern, and (2) provide related footnote disclosures. ASU 2014-15 requires management to assess the Company’s ability to continue as a going concern by incorporating and expanding upon certain principles that currently exist in U.S. auditing standards. Specifically, this update provided a definition of the term “substantial doubt,” and added new Subtopic 205-40, Presentation of Financial Statements-Going Concern, which (1) requires an evaluation every reporting period, including interim periods, (2) sets forth principles for considering the mitigating effect of management’s plans, (3) mandates certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (4) mandates an express statement, and other disclosures, when substantial doubt is not alleviated, and (5) requires an assessment for a period of one year after the date that the financial statements are issued, or are available to be issued. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption of this ASU is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue From Contracts with Customers" ("ASU 2014-09"). The ASU amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The new standard is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. The Company is required to adopt ASU 2014-09 for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The new revenue accounting standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Based on the Company's evaluation of the ASU, its adoption of this update is not expected to have a material impact on the Company's financial position or results of operations.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment" and "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). The ASU amendment changes the requirements for reporting discontinued operations in Subtopic 205-20. The amendment is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted. The Company has adopted ASU 2014-08 as of the beginning of its fourth fiscal quarter of 2014. Based on the Company's evaluation of the ASU, the adoption of this ASU is not expected to have a material impact on the Company's financial position or results of operations.

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

	For the Third Quarter Ended		For the Three Quarters Ended
	(In thousands)
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Impairment charges from continuing operations	$377	$600	$2,040	$2,031

	November 1, 2014	November 2, 2013
	(In thousands)
Carrying value of assets tested for impairment	$1,466	$3,803
Carrying value of assets with impairment	$558	$822
Fair value of assets impaired	$181	$222
Number of stores tested for impairment	48	57
Number of stores with impairment	12	8
The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $0.4 million and $0.6 million, respectively, during the third quarters ended November 1, 2014 and November 2, 2013 and $2.0 million during each of the first three quarters of fiscal 2014 and 2013, respectively. The decrease in the number of stores tested for impairment year-over-year was primarily related to the Company’s closure of certain under-performing stores and the improved financial performance of the remaining store base. Based on historical operating performance and the projected outlook for a subset of the stores tested for impairment as of November 1, 2014, the Company believes that the remaining asset value of approximately $0.2 million is recoverable. In addition, during the third quarter of 2014, the Company determined that certain software previously capitalized for internal use was abandoned. As a result, the Company recorded an impairment charge of $1.1 million and accrued approximately $0.4 million related to future software maintenance costs.
See Note 10, "Fair Value Measurements" for further discussion related to impairment of long-lived assets.
5. DERIVATIVE LIABILTY
As disclosed in Note 9, "Shareholders' Equity," the Company issued 1,000 shares of its Convertible Series B Preferred Stock (the “Series B Preferred”) in connection with the 5-year, $60 million senior secured term loan (the “Term Loan”), funded by an affiliate of Golden Gate Capital. The fair value of the Series B Preferred at issuance was approximately $15 million which was recorded as a derivative liability. As of November 1, 2014 and February 1, 2014, the fair value of the derivative liability was approximately $14 million and $31 million, respectively. See Note 10, “Fair Value Measurements” for further discussion on the derivative liability.
6. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	November 1, 2014	February 1, 2014
	(In thousands)
Accrued compensation and benefits	$10,995	$7,858
Accrued gift cards	6,066	9,036
Sales taxes payable	2,187	1,549
Other	25,535	18,843
Total other current liabilities	$44,783	$37,286

7. DEBT
Credit Facility
On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “Wells Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase (the “Former Credit Facility”). Borrowings under the Wells Credit Facility bear interest at a floating rate (as defined in the Wells Credit Facility, 1.91% as of November 1, 2014) which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate. Extensions of credit under the Wells Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Wells Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The Wells Credit Facility is secured by liens and security interests with (a) a first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) a second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The Wells Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The Wells Credit Facility is scheduled to mature on December 7, 2016. At November 1, 2014, the Company had no direct borrowings and $9 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under the Wells Credit Facility at November 1, 2014 was approximately $49 million.
Consistent with its previous expectations, in the fourth quarter of fiscal 2014 the Company borrowed $15 million on the Wells Fargo Credit Facility to finance inventory purchases for the holiday season. The Company expects to repay such borrowings prior to the end of the fourth quarter of fiscal 2014. The Company is not subject to any financial covenant restrictions under the Wells Credit Facility. Based on current forecasts, the Company believes that its cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet its operating and capital expenditure needs for the next twelve months.
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
As of November 1, 2014, the remaining aggregate principal payments due under the Term Loan and the Mortgage Debt are as follows:

	(In thousands)
	2014	2015	2016	2017	2018	Thereafter	Total
Mortgage Debt	$131	$541	$570	$600	$633	$25,583	$28,058
Term Loan (1)	—	—	70,293	—	—	—	70,293
Total	$131	$541	$70,863	$600	$633	$25,583	$98,351
		Less: Term Loan discount					(9,343)
		Less: current portion of long-term debt					(534)
		Total long-term debt					$88,474
(1 Upon maturity of the Term Loan, $26.6 million of PIK interest will become due and payable, of which $10.3 million is included in the Term Loan balance and $4.0 million is accrued and included in other current liabilities as of November 1, 2014.
The Company recorded interest expense of $3.9 million and $3.6 million during the third quarters of fiscal 2014 and 2013, respectively, and $11.8 million and $10.6 million in the first three quarters of fiscal 2014 and 2013, respectively.
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
The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the quarter ended November 1, 2014. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be significantly limited.
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
Stock-Based Compensation
The Company maintains two stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the “Performance Plan”) and (2) the amended and restated Employee Stock Purchase Plan (the “ESPP”). The types of awards that may be granted under the Performance Plan include stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the Performance Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the Performance Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the Performance Plan is ten years after the grant date of the award. As of November 1, 2014, the maximum number of shares of the Company’s common stock that was available for award grants under the Performance Plan was 2.8 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for future award grants under the Performance Plan. The Performance Plan will terminate on March 22, 2015, unless terminated earlier by the Company’s Board of Directors.
The Company accounts for stock-based compensation expense in accordance with ASC Topic 718, “Stock Compensation”. The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its stock options. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized during the vesting period. The expected term of options granted is derived primarily from historical data on employee exercises adjusted for expected changes to option terms, if any. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s common stock. The Company records stock-based compensation expense using the straight-line method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years or three months after termination of employment with the Company. The Company’s stock-based compensation expense resulted from awards of stock options, restricted stock, and stock appreciation rights, as well as from shares issued under the ESPP.
Stock Options
Under the Performance Plan, incentive and nonqualified stock options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. No stock options were granted by the Company during the first three quarters of fiscal 2014 or fiscal 2013. A summary of stock option (incentive and nonqualified) activity for the first three quarters of fiscal 2014 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000s)
Outstanding at February 1, 2014	2,209,379	$5.11
Granted	—	—
Exercised	—	—
Forfeited or expired	(280,214)	11.64
Outstanding at November 1, 2014	1,929,165	$4.16	2.0	$5
Vested and expected to vest at November 1, 2014	1,926,855	$4.17	2.0	$5
Exercisable at November 1, 2014	1,894,254	$4.19	2.0	$4

There were no and 10,375 stock options exercised during the first three quarters of fiscal 2014 and 2013, respectively. The total intrinsic value of options exercised during the first three quarters of fiscal 2013 was immaterial.
Restricted Stock Awards
A summary of service-based restricted stock awards activity under the Performance Plan for the first three quarters of fiscal 2014 is presented in the following table. Except as described below, such restricted stock awards contain a service-based restriction as to vesting. These awards generally vest over 4 years with 25% of the grant vesting each year on the anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 1, 2014	1,319,571	$2.13
Granted	100,000	2.51
Vested	(422,230)	2.31
Forfeited	(139,483)	2.30
Outstanding at November 1, 2014	857,858	$2.06
The weighted-average grant-date fair value per share of service-based restricted stock awards granted during the first three quarters of fiscal 2014 and 2013 was 2.51 and $2.53, respectively. The total fair value of awards vested during the first three quarters of fiscal 2014 and 2013 was $1.2 million and $1.5 million, respectively.

During the first quarter of fiscal 2012, the Company granted 675,000 performance-based restricted stock awards which only vest upon the achievement of certain financial targets. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during fiscal 2012 was $1.77. There were no performance-based restricted stock awards granted in the first three quarters of fiscal 2014.
Restricted Stock Units
A summary of restricted stock units activity under the Performance Plan for the first three quarters of fiscal 2014 is presented below. Restricted stock units contain a service-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 1, 2014	122,480	$3.47
Granted	150,000	2.25
Vested	(122,480)	3.47
Forfeited	—	—
Outstanding at November 1, 2014	150,000	$2.25
The weighted-average grant-date fair value per share of restricted stock awards units granted during the first three quarters of fiscal 2014 and 2013 was 2.25 and $3.47, respectively. The total fair value of awards vested during the first three quarters of fiscal 2014 and 2013 was $0.3 million and $0.4 million, respectively.
Stock-based compensation expense recognized related to nonvested stock options, restricted stock awards and restricted stock units during the third quarter of fiscal 2014 and 2013 was $0.4 million and $0.5 million, respectively, and during the first three quarters of fiscal 2014 and 2013 was $1.2 million and $2.2 million, respectively.
At November 1, 2014, the Company had approximately $1.6 million of stock-based compensation cost related to non-vested stock options, service-based restricted stock awards, performance-based restricted stock awards, and restricted stock units expected to be recognized over a weighted-average period of approximately 1.7 years.
Employee Stock Purchase Plan (“ESPP”)
The Company’s ESPP provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each purchasing period, whichever is lower. Historically, the Company's purchase period has been equal to six months; however, following the June 2013 ESPP purchase, the Company extended the purchase period to one year. The ESPP covers substantially all employees who have three months of service with the Company, excluding senior executives. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. On March 20, 2014, the Board of Directors approved an amendment to the ESPP to increase the number of authorized shares thereunder from 2.1 million shares to 2.5 million shares. Such amendment was approved by the shareholders at the 2014 annual meeting of shareholders. Shares issued under the ESPP during the first three quarters of fiscal 2014 and 2013 were 174,335 and 149,398, respectively.
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

Recurring Fair Value Measurements
Derivative Liability
The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option-pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions as of:

	November 1, 2014	November 2, 2013
Stock price	$1.52	$2.59
Conversion price	$1.75	$1.75
Expected volatility	76%	72%
Expected term (in years)	7.1	8.1
Risk free interest rate	2.05%	2.34%
Expected dividends	$—	$—
The following table presents the activity recorded for the derivative liability during the first three quarters ended:

	November 1, 2014	November 2, 2013
	(In thousands)
Beginning balance	$30,720	$20,082
(Gain) loss on change in fair value	(1,225)	9,290
Balance at end of first quarter	29,495	29,372
(Gain) loss on change in fair value	(10,434)	21,154
Balance at end of second quarter	19,061	50,526
(Gain) loss on change in fair value	(4,881)	(23,444)
Ending balance	$14,180	$27,082
Changes in the fair value of the derivative liability are included in (gain) loss on derivative liability in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Operations.
Non-Recurring Fair Value Measurements
On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its store-level long-lived assets at fair value based on Level 3 inputs including, but not limited to, comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During each of the first three quarters of fiscal 2014 and 2013 the Company recorded 2.0 million of impairment charges in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations. In addition, during the third quarter of 2014, the Company determined that certain software previously capitalized for internal use was abandoned. As a result, the Company recorded an impairment charge of $1.1 million and accrued approximately $0.4 million related to future software maintenance costs.
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
Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. On February 21, 2014, the plaintiff filed her motion to certify a class with respect to several claims. The Company’s opposition to such motion was filed on June 30, 2014 and the plaintiff's reply to such opposition was filed on November

4, 2014. The hearing on the plaintiff’s motion will now be held on February 2, 2015. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.
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
Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $9 million and $10 million outstanding at November 1, 2014 and February 1, 2014, respectively, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
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
13. DISCONTINUED OPERATIONS
In accordance with ASC Topic 205, “Presentation of Financial Statements-Discontinued Operations”, the Company has presented the results of operations of its closed stores as discontinued operations for all periods presented. The Company closed one and three under-performing stores in the third quarters of fiscal 2014 and 2013, respectively, and three and thirteen under-performing stores in the first three quarters of fiscal 2014 and 2013, respectively. If the cash flow of the closed store was determined not to be significant to ongoing operations, and the cash inflows of nearby stores were not expected to increase significantly, the results of operations of the closed store are included in discontinued operations. The following table details the operating results included in discontinued operations for the periods presented:

	For the Third Quarter Ended	For the Three Quarters Ended
	(In thousands)
	November 2, 2013	November 2, 2013
Net sales	$3,783	$12,460
Cost of goods sold, including buying, distribution and occupancy costs	3,210	9,880
Gross margin	573	2,580
Selling, general and administrative expenses	1,019	3,778
Operating loss	(446)	(1,198)
Income tax expense	27	43
Loss from discontinued operations	$(473)	$(1,241)

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
Cautionary Note Regarding Forward-Looking Statements
This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended February 1, 2014 (our “2013 Annual Report”), we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this Report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

•	our capital expenditure plans for fiscal 2014; and

•	potential recording of non-cash impairment charges for under-performing stores in future quarters.
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
Executive Overview
We consider the following items to be key indicators in evaluating our performance:
Comparable (or “same store”) sales
Stores are deemed comparable stores on the first day of the fiscal month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Closed stores or stores that experience closure during a relocation or remodel are removed from the store base for that period and for the same period in comparable periods. We include sales from our e-commerce business in same store sales. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses and other costs that are somewhat fixed. Positive same store sales results usually generate greater operating leverage of expenses while negative same store sales results generally have a negative impact on operating leverage. Same store sales results also have a direct impact on our net sales, cash and working capital.
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

Cash flow and liquidity (working capital)
We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Based on current forecasts, we believe that cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet our operating and capital expenditure needs for the next twelve months. Consistent with our previous expectations, in the fourth quarter of fiscal 2014 we borrowed $15 million on our Wells Fargo Credit Facility to finance inventory purchases for the holiday season. We expect to repay such borrowings prior to the end of the fourth quarter of fiscal 2014.
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
Results of Operations
Continuing Operations
The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal periods indicated. The table excludes discontinued operations and the discussion that follows should be read in conjunction with the table:

	For the Third Quarter Ended		For the Three Quarters Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	73.3	74.8	72.6	73.1
Gross margin	26.7	25.2	27.4	26.9
Selling, general and administrative expenses	27.3	26.1	28.7	28.1
Operating loss	(0.6)	(0.9)	(1.3)	(1.2)
(Gain) loss on derivative liability	(2.3)	(11.6)	(2.8)	1.2
Interest expense, net	1.9	1.8	2.0	1.8
(Loss) income from continuing operations before income taxes	(0.2)	8.9	(0.5)	(4.2)
Income tax expense	—	0.2	0.1	0.1
(Loss) income from continuing operations	(0.2)%	8.7%	(0.6)%	(4.3)%

The third quarter (13 weeks) ended November 1, 2014 as compared to the third quarter (13 weeks) ended November 2, 2013
Net Sales
Net sales were $212.3 million for the third quarter of fiscal 2014 versus $202.8 million for the third quarter of fiscal 2013. The components of this $9.5 million increase in net sales are as follows:

$ millions	Attributable to
$7.1	Increase in comparable store sales.
2.4	Increase in non-comparable sales.
$9.5	Total
For the third quarter of fiscal 2014, comparable store net sales increased 4%, average sales transactions increased 9% and total transactions decreased 5%, as compared to the same period a year ago. The comparable store net sales increase resulted from a 6% increase in Men’s sales, while Women’s sales were flat. The increase in Men’s sales was driven primarily by sales of bottoms, footwear and tops. Women's sales of tops increased, offset by a decrease in non-apparel. Apparel represented 82% of total Men’s sales for the third quarter of fiscal 2014 versus 83% in the third quarter of fiscal 2013, while Women’s apparel represented 89% of total Women's sales for the third quarter of fiscal 2014 versus 87% in the third quarter of fiscal 2013. Combined accessories and footwear was 15% of total sales for each of the third quarters of fiscal 2014 and 2013.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $56.7 million for the third quarter of fiscal 2014 versus $51.2 million for the third quarter of fiscal 2013. As a percentage of net sales, gross margin was 26.7% for the third quarter of fiscal 2014 compared to 25.2% for the third quarter of fiscal 2013. The components of this 1.5% increase in gross margin as a percentage of net sales were as follows:

%	Attributable to
1.1	Increase in merchandise margin to 49.8% from 48.7%.
0.5	Decrease in occupancy costs.
(0.1)	Increase in buying and distribution costs.
1.5	Total
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $58.0 million for the third quarter of fiscal 2014 compared to $53.0 million for the third quarter of fiscal 2013. As a percentage of net sales, these expenses increased to 27.3% in the third quarter of fiscal 2014 from 26.1% in the third quarter of fiscal 2013. The components of this 1.2% increase in SG&A as a percentage of net sales were as follows:

%	Attributable to
0.7	Incurrence of consulting costs supporting long-term strategies, partially offset by a decrease in store payroll and payroll-related expenses and lower store impairment charges.
0.5	One-time software impairment charge, partially offset by a decrease in depreciation and amortization.
1.2	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $0.4 million and $0.6 million during the third quarters of fiscal 2014 and 2013, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values. In addition, during the third quarter of 2014 it was determined that certain software licenses were abandoned, and as a result, we recorded an asset impairment charge of $1.1 million and accrued approximately $0.4 million related to future maintenance costs.

Gain on Derivative Liability
We recorded a non-cash gain of approximately $5 million related to our derivative liability in the third quarter of fiscal 2014, compared to a non-cash gain of approximately $23 million for the third quarter of fiscal 2013. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements – Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was approximately $4 million in each of the third quarters of fiscal 2014 and 2013. Interest expense, net, for the third quarters of fiscal 2014 and 2013 was primarily related to interest costs associated with the Term Loan and mortgage debt described in Note 7 to the Condensed Consolidated Financial Statements.
Income Taxes
We recognized income tax expense of $0.1 million and $0.4 million for the third quarters of fiscal 2014 and 2013, respectively. For fiscal 2014, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.
(Loss) Income from Continuing Operations
Our loss from continuing operations for the third quarter of fiscal 2014 was approximately $0.5 million, or $0.01 per diluted share, versus income from continuing operations of approximately $17.7 million, or $0.24 per diluted share, for the third quarter of fiscal 2013. Included in the loss from continuing operations for the third quarter of fiscal 2014 was a non-cash gain of approximately $5 million, or $0.07 per diluted share related to our derivative liability, versus a non-cash gain of approximately $23 million, or $(0.31) per diluted share, for the same period a year ago.
The first three quarters (39 weeks) ended November 1, 2014 as compared to the first three quarters (39 weeks) ended November 2, 2013
Net Sales
Net sales were $595.2 million for the first three quarters of fiscal 2014 versus $579.2 million for the first three quarters of fiscal 2013. The components of this $16.0 million increase in net sales are as follows:

$ millions	Attributable to
$11.7	Increase in comparable store sales.
4.3	Increase in non-comparable sales.
$16.0	Total
For the first three quarters of fiscal 2014, comparable store net sales increased 2%, average sales transactions increased 7% and total transactions decreased 5%, as compared to the same period a year ago. The comparable store net sales increase was due to a 6% increase in Men’s sales, while Women’s sales decreased 2%. The increase in Men’s sales was driven by sales of tops, bottoms and footwear. The decline in Women’s sales was primarily due to a decrease in sales of non-apparel. Apparel represented 81% of total Men’s sales for the first three quarters of fiscal 2014 versus 82% in the first three quarters of fiscal 2013, while Women’s apparel represented 91% of total Women's sales for the first three quarters of fiscal 2014 versus 87% in the first three quarters of fiscal 2013. Combined accessories and footwear was 15% of total sales for the first three quarters of fiscal 2014 versus 16% in the first three quarters of fiscal 2013.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $162.9 million for the first three quarters of fiscal 2014 versus $155.5 million for the first three quarters of fiscal 2013. As a percentage of net sales, gross margin 27.4% for the first three quarters of fiscal 2014 compared to 26.9% for the first three quarters of fiscal 2013. The components of this 0.5% increase in gross margin as a percentage of net sales was as follows:

%	Attributable to
0.5	Increase in merchandise margin to 52.0% from 51.5%.
—	Increase in buying and occupancy costs, offset by reductions in freight and other costs.
0.5	Total
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $170.6 million for the first three quarters of fiscal 2014 compared to $162.4 million for the first three quarters of fiscal 2013. As a percentage of net sales, these expenses increased to 28.7% in the first three quarters of fiscal 2014 from 28.1% in the first three quarters of fiscal 2013. The components of this 0.6% increase in SG&A as a percentage of net sales were as follows:

%	Attributable to
0.7	Incurrence of consulting costs supporting long-term strategies, partially offset by a decrease in store payroll and payroll-related expenses.
(0.1)	One-time software impairment charge offset by a decrease in depreciation and amortization.
0.6	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $2.0 million during the first three quarters of fiscal 2014 and approximately $2.0 million during the first three quarters of fiscal 2013 to write-down the carrying value of certain long-lived store assets to their estimated fair values. In addition, during the third quarter of 2014 it was determined that certain software licenses were abandoned, and as a result, we recorded an asset impairment charge of $1.1 million and accrued approximately $0.4 million related to future maintenance costs.
Gain on Derivative Liability
We recorded a non-cash gain of approximately $17 million related to our derivative liability in the first three quarters of fiscal 2014, compared to a non-cash loss of approximately $7 million for the first three quarters of fiscal 2013. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements – Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was approximately $12 million and $11 million for the first three quarters of fiscal 2014 and 2013, respectively. Interest expense, net, for the first three quarters of fiscal 2014 and 2013 was primarily related to interest costs associated with the Term Loan and mortgage debt described in Note 7 to the Condensed Consolidated Financial Statements.
Income Taxes
We recognized income tax expense of $0.4 million and $0.5 million for the first three quarters of fiscal 2014 and 2013, respectively. For fiscal 2014, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.
Loss from Continuing Operations
Our loss from continuing operations for the first three quarters of fiscal 2014 was approximately $3 million, or $(0.05) per diluted share, versus a loss from continuing operations of approximately $25 million, or $(0.36) per diluted share, for the first three quarters of fiscal 2013. Included in the loss from continuing operations for the first three quarters of fiscal 2014 was a non-cash gain of approximately $17 million or $0.24 per diluted share related to our derivative liability, versus a non-cash loss of $7.0 million, or $(0.10) per diluted share, for the same period a year ago.

Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow and with short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. Based on current forecasts, we believe that cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet our operating and capital expenditure needs for the next twelve months. Consistent with our previous expectations, in the fourth quarter of fiscal 2014 we borrowed $15 million on our Wells Fargo Credit Facility to finance inventory purchases for the holiday season. We expect to repay such borrowings prior to the end of the fourth quarter of fiscal 2014.

	For the Three Quarters Ended
	November 1, 2014	November 2, 2013
	(In thousands)
Net cash provided by (used in) operating activities	$(4,280)	$(21,110)
Net cash used in investing activities	(11,320)	(7,160)
Net cash provided by (used in) financing activities	110	(536)
Net decrease in cash and cash equivalents	$(15,490)	$(28,806)
Operating Cash Flows
Net cash used for operating activities in the first three quarters of fiscal 2014 was $4.3 million, compared to $21.1 million of cash used for the first three quarters of fiscal 2013. This decrease of $16.8 million was due primarily to increases in accounts payable and other current liabilities. Our primary use of cash in the first three quarters of fiscal 2014 and 2013 was to purchase merchandise inventories. Non-cash adjustments to reconcile our net loss to net cash used in operating activities were approximately $8 million in the first three quarters of fiscal 2014 and approximately $32 million in the first three quarters of fiscal 2013, and were primarily related to depreciation expense, asset impairment charges and the (gain) loss on our derivative liability in both periods.
Working Capital
Working capital at November 1, 2014, was approximately $23 million compared to approximately $16 million at February 1, 2014, an increase of approximately $7 million. The changes in working capital were as follows:

$ millions	Description
$16	Working capital at February 1, 2014.
(15)	Decrease in cash and cash equivalents.
11	Increase in inventories, net of accounts payable.
17	Decrease in derivative liability.
(6)	Decrease in other current assets, net of other current liabilities.
$23	Working capital at November 1, 2014.

Investing Cash Flows
Net cash used in investing activities in the first three quarters of fiscal 2014 was $11.3 million compared to $7.2 million used in investing activities for the first three quarters of fiscal 2013, an increase in cash outflow of $4.1 million. Investing cash outflows in the first three quarters of fiscal 2014 and 2013 were comprised of capital expenditures for refreshing existing stores and information technology investments at the store level. We expect total capital expenditures for fiscal 2014 to be approximately $16 million to $18 million.
Financing Cash Flows
Net cash provided by (used in) financing activities in the first three quarters of fiscal 2014 was $0.1 million compared to net cash used in financing activities of $0.5 million for the first three quarters of fiscal 2013. The primary uses of cash for financing activities in the first three quarters of fiscal 2014 and 2013 were principal payments under our mortgage debt and capital lease obligations. The primary source of cash from financing activities for the first three quarters of fiscal 2014 was net proceeds from the refinancing of our mortgage debt.
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

Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At November 1, 2014, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations	$304	$72	$108	$70	$54
Term loan	96	4	92	—	—
Mortgage debt	37	2	4	4	27
Letters of credit	9	9	—	—	—
Guaranteed minimum royalties	5	1	2	1	1
Capital lease obligations	1	1	—	—	—
Total	$452	$89	$206	$75	$82
Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for the first three quarters of fiscal 2014 and fiscal 2013 were approximately $103 million and $102 million, respectively. Total CAM expenses could fluctuate from year-to-year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases can be found below under the caption “Operating Leases.”

Obligations under our Executive Deferred Compensation Plan are equal to approximately $2 million as of November 1, 2014, and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.
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
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past, including the first three quarters of fiscal 2014.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest rate risk in connection with the Wells Credit Facility. Generally, direct borrowings under the Wells Credit Facility bear interest at a floating rate (as defined in the Wells Credit Facility, 1.91% as of November 1, 2014) which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate). See Note 7 to the Consolidated Financial Statements in our 2013 Annual Report.
A sensitivity analysis was performed with respect to the Wells Credit Facility to determine the impact of unfavorable changes in interest rates on our cash flows. The sensitivity analysis quantified that the estimated potential cash flow impact would be less than $10,000 in additional interest expense (for each $1 million borrowed) if interest rates were to increase by 10% from their current rates over a three-month period. Actual interest charges incurred may differ from those estimated because of changes or differences in market rates, differences in amounts borrowed, timing and other factors.
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
ITEM 4. CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 1, 2014.
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
ITEM 1A. RISK FACTORS
We have included in Part I, Item 1A of our 2013 Annual Report descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). We believe there are no material changes from the disclosure provided in our 2013 Annual Report with respect to the Risk Factors, other than those disclosed in our Quarterly Report on Form 10-Q for the quarter ended August 2, 2014. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/2004
3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/1998
3.3	Sixth Amended and Restated Bylaws of the Company	10-Q	9/6/2013
3.4	Certificate of Determination of Preferences of Convertible Series B Preferred Stock of the Company.	8-K	12/7/2011
10.1	Modification Agreement, dated as of July 1, 2014, between Miraloma and American National Insurance Company	8-K	7/7/2014
10.2	Modification of Note, Mortgage and Other Agreements, dated as of July 1, 2014, between PacSun Stores and American National Insurance Company	8-K	7/7/2014
31.1+	Certification of Gary H. Schoenfeld pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

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

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: December 4, 2014	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: December 4, 2014	By:	/s/ MICHAEL W. KAPLAN
Michael W. Kaplan
Sr. Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)