Form 10-K
period 2015-01-31
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2015-03-26
CIK 874841

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 31, 2015
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
The aggregate market value of Common Stock held by non-affiliates of the registrant as of August 2, 2014, the last business day of the most recently completed second quarter, was approximately $132 million. All outstanding shares of voting stock, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.
On March 26, 2015, the registrant had 69,607,289 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year covered by this Form 10-K.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-K
For the Fiscal Year Ended January 31, 2015

PART I

ITEM 1. BUSINESS
General
Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company,” “Registrant,” “PacSun,” “we,” “us,” or “our”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. We sell a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. We operate a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” The Company, a California corporation, was incorporated in August 1982. As of January 31, 2015, we leased and operated 605 stores in each of the 50 states and Puerto Rico, comprised of 2.4 million total square feet.
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
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal year-end dates for all periods presented or discussed herein are as follows:

Fiscal Year	Year-End Date	# of Weeks
2015	January 30, 2016	52
2014	January 31, 2015	52
2013	February 1, 2014	52
2012	February 2, 2013	53
2011	January 28, 2012	52
2010	January 29, 2011	52
Our Mission and Strategies
Our mission is to provide our customers with a compelling product assortment and great shopping experience that together highlight a premium mix of both branded and proprietary merchandise that speak to the action sports, fashion and music influences of the California lifestyle. PacSun’s foundation has traditionally been built upon a great collection of aspirational brands, which today includes Hurley, Nike, Brandy Melville, Volcom, Vans, Kendall and Kylie, RVCA, Diamond Supply Co., Gypsy Warrior, adidas, Been Trill, Billabong, O’Neill, Crooks and Castles, Fox Racing, V/SUAL, L-R-G, Modern Amusement, Neff, Riot Society, Roxy, and Young and Reckless, among others. We sometimes enter into license agreements with some of these brands as a complement to our more typical wholesale relationship. We also continue to invest in and grow our proprietary brands, which include Bullhead®, LA Hearts®, On the Byas®, Nollie® and Reign+Storm.
During fiscal 2012, we launched our “Golden State of Mind” ("GSOM") brand positioning which reflects the optimism, creativity and diversity of PacSun’s California heritage. The concept is being realized through print advertising, online social media, in-store elements, events, and our website, www.pacsun.com. In fiscal 2013, we further defined our GSOM brand positioning by showcasing our unique brands and selective music influences at our summer pop-up store in the heart of Soho on Broadway in lower Manhattan. Along with refreshing our brand logo this year and updating some of our older generation stores to our current branding, we applied shop-in-shop learnings from the Soho store to select top stores. In fiscal 2014, we continued to expand our GSOM brand positioning by celebrating the official start of summer and the longest day of the year with the first annual GSOM Day, which began with sunrise in Puerto Rico and concluded with the sun setting in Hawaii. Customer engagement included live events, in-store activations, and on-line sweepstakes.
Merchandising
Our stores offer an assortment of casual apparel, footwear and related accessories for young men and women, with the goal of being viewed by our customers as the most desired retailer for their lifestyle. The following tables set forth our merchandise assortment as a percentage of net sales for the most recent three fiscal years:

	Fiscal Years
	2014	2013	2012
Men’s Apparel	46%	46%	48%
Women’s Apparel	39%	39%	37%
Footwear and Accessories	15%	15%	15%
Total	100%	100%	100%
While denim historically represented a significant percentage of net sales in our long bottoms business, we have seen a shift in long bottoms trends to other products, such as joggers and casual pants. Another trend in our business over the past several years was the decline and now rise in sales of Men's footwear and accessories (“non-apparel”). Prior to fiscal 2007, non-apparel accounted for more than 30% of net sales versus only 12% in fiscal 2009, resulting from a de-emphasis on non-apparel categories. Starting in fiscal 2010 and continuing through fiscal 2014, we have been focused on expanding our non-apparel market share by reintroducing Men's footwear, which is now in virtually all stores. As a result, non-apparel represented 15% of net sales for fiscal years 2014, 2013 and 2012.
Branded Merchandise
Merchandise from brands like those described above under "Our Mission and Strategies" accounted for approximately 51% of total net sales in fiscal 2014, 51% of total net sales in fiscal 2013 and 53% of total net sales in fiscal 2012. Excluding Men’s long bottoms and knit sales, branded merchandise accounted for approximately 90%, 92% and 93% of Men’s sales in fiscal 2014, 2013 and 2012, respectively. During fiscal 2014 and 2012, no vendor accounted for more than 10% of net sales. In fiscal 2013, Nike, Inc. (which includes the Hurley brand) accounted for 10% of net sales.
Proprietary Brand Merchandise
We complement our name-brand offerings with our proprietary brands, which provide us with an opportunity to broaden our customer base by offering merchandise of comparable quality to brand name merchandise, capitalize on emerging fashion trends when branded merchandise is not available in sufficient quantities, and exercise a greater degree of control over the flow of our merchandise. Our own product design group, in collaboration with our buyers, designs our proprietary brand merchandise. Our sourcing organization oversees the manufacture and delivery of our proprietary brand merchandise, with manufacturing sourced both domestically and internationally. Our proprietary brand merchandise accounted for approximately 49% of total net sales in fiscal 2014, 49% of total net sales in fiscal 2013, and 47% of total net sales in fiscal 2012.
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
E-commerce
Our Internet sales represented approximately 7% of our total net sales during each of our fiscal years 2014, 2013, and 2012. We sell a combination of the same selection of merchandise carried in our stores along with online exclusives at www.pacsun.com. We also advertise our website as a shopping destination on certain Internet portals and search engines and market our website in our stores.

Our Internet strategy benefits from the nationwide retail presence of our stores, brand recognition of PacSun, a tech-savvy customer base, and the availability of our key brands. We currently accept orders that ship across the United States and to 45 countries abroad through our e-commerce website.
Stores
Locations
We operate stores in each of the 50 states and Puerto Rico. For a geographical breakdown of stores by state, see Item 2, “Properties.”
Real Estate Strategy
Prior to fiscal 2008, we grew rapidly, with approximately 50 to 100 new store openings per year, leading to a peak of approximately 950 PacSun stores. Shortly thereafter, as sales declined and many stores underperformed, we began to rationalize our store fleet. During fiscal 2008, 2009 and 2010, we closed 38 stores, 40 stores, and 49 stores, respectively. In fiscal 2011, we significantly accelerated the pace of store closures, resulting in the closing of 119 stores that year, and an additional 92 stores in fiscal 2012. As we rationalized the fleet, the pace of our store closings diminished and during fiscal 2013 and 2014, we closed 30 and 18 stores, respectively, primarily by way of kick-out rights or natural lease expirations, with a large majority of those closures occurring in the fourth quarter of each respective fiscal year. We anticipate closing an additional 10 to 20 stores in fiscal 2015 by way of kick-out rights and natural lease expirations.
Store Operations
Our stores are open for business during mall shopping hours. Each store has a manager, one or more assistant managers and approximately six to twelve part-time sales associates. District managers supervise approximately ten stores and approximately ten district managers report to a regional director. District and store managers participate in a bonus program based on achieving predetermined metrics. We have store operating policies and procedures and in-store training for new managers. We place an emphasis on loss prevention programs in order to control inventory shrinkage. These programs include the installation of electronic article surveillance systems in all stores, education of store personnel on loss prevention and monitoring of returns, voids and employee sales. As a result of these programs, our historical inventory shrinkage rates have been at or below 2% of net sales at retail (or 1% at cost).
Competition
The retail apparel, footwear and accessory business is highly competitive. Our business competes on a national level with leading specialty retail chains, department stores, as well as online retailers that offer the same or similar brands and styles of merchandise including: Abercrombie & Fitch, Aéropostale, Amazon, American Eagle Outfitters, The Buckle, Forever 21, H&M, Hollister, J.C. Penney, Karma Loop, Kohl’s, Macy’s, Nastygal, Nordstrom, Old Navy, Swell, Target, Tilly’s, Top Shop, UNIQLO, Urban Outfitters, The Wet Seal, Zappos, Zara and Zumiez, as well as a wide variety of regional and local specialty stores. Many of our competitors are larger than we are and have significantly greater resources available to them than we do. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, environment and customer service.
Trademarks and Service Marks
We are the owner in the United States of the marks “Pacific Sunwear of California,” “PacSun,” and “Pacific Sunwear.” We also use and have registered a number of other marks, including those relating to our proprietary brands such as Bullhead, On the Byas, Kirra, Nollie, LA Hearts, With Love From California and Reign+Storm. We have registered many of our marks outside of the United States. We believe our rights in our marks are important to our business and intend to maintain our marks and the related registrations.
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
Working Capital Concentration

A significant portion of our working capital consists of merchandise inventories available for sale to customers as well as in our distribution center. For details concerning working capital and the merchandising risk associated with our inventories, see “Risk Factors” in Item 1A and “Working Capital” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Employees
At the end of fiscal 2014, we had approximately 8,777 employees, of whom approximately 6,708 were part-time. Of the total number of employees, approximately 540 were employed at our corporate headquarters and distribution center. A significant number of seasonal employees are hired during peak selling periods. None of our employees are represented by a labor union, and we believe that our relationships with our employees are good.
Executive Officers
Set forth below are the names, ages, titles, and certain background information of persons serving as executive officers of the Company as of March 26, 2015:

Executive Officer	Age	Title
Gary H. Schoenfeld	52	President, Chief Executive Officer and Director
Alfred Chang	37	Sr. Vice President, Men’s Merchandising
Amber Tarshis	39	Sr. Vice President and Chief Marketing Officer
Jonathan Brewer	60	Sr. Vice President, Product Development and Supply Chain
Craig E. Gosselin	55	Sr. Vice President, General Counsel, Human Resources and Secretary
Michael W. Kaplan	51	Sr. Vice President, Chief Financial Officer
Gary H. Schoenfeld was appointed President and Chief Executive Officer in June 2009. Prior to joining us, he was President of Aritzia Inc., a Canadian fashion retailer, and Chief Executive Officer of Aritzia USA from August 2008 to February 2009, and was a director of Aritzia Inc. from May 2006 to June 2009. From 2006 until 2008 he was Vice Chairman and President and then Co-CEO of Global Brands Group, a brand management and licensing company based in London and Singapore which is the world-wide master licensee for The FIFA World Cup™. From September 1995 to July 2004, Mr. Schoenfeld was an executive officer of Vans, Inc., a publicly traded designer, distributor and retailer of footwear. He joined Vans as Chief Operating Officer, and then became President and a member of the Board of Directors in 1996 and Chief Executive Officer in 1997. He is a former director of several retail companies including 24 Hour Fitness, Inc., Aritzia and CamelBak Products, LLC.
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
Amber Tarshis was appointed Senior Vice President and Chief Marketing officer in November 2014. Ms. Tarshis is responsible for managing all functions of our marketing and visual merchandising. Ms.Tarshis was Senior Vice President and Chief Marketing Officer of Guess? Inc. from February 2012 to November 2014. Prior to joining Guess?, Ms. Tarshis was Senior Vice President and Chief Marketing Officer of The Hub Network from November 2009 to February 2012; Senior Vice President, Marketing of Victoria’s Secret from November 2006 to October 2009; and Vice President, Global Brand Management of Warner Bros. Entertainment from March 2002 to November 2006.
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
Michael W. Kaplan was appointed Senior Vice President, Chief Financial Officer in April 2011. In this position, he has responsibility for all aspects of the Company’s financial planning and reporting, treasury, tax, insurance, investor relations, real estate, construction and store design, and information technology. Mr. Kaplan joined us from Harbor Freight Tools, a privately held retailer of proprietary branded tools, where he served as Chief Financial Officer. Prior to joining Harbor Freight Tools in 2010, he was a senior executive of Gap, Inc. from 2005 to 2010. From 1989 to 2005, Mr. Kaplan held various financial positions with the Walt Disney Company including Vice President of Financial Planning and Control for the Disneyland resort division from 2001 to 2005. Mr. Kaplan is a certified public accountant.
ITEM 1A. RISK FACTORS
Cautionary Note Regarding Forward-Looking Statements
This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. We are providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

•	our capital expenditure plans for fiscal 2015;

•	potential recording of noncash impairment charges for underperforming stores in future quarters;

•	increases in product sourcing costs;

•	forecasts of future store closures, expansions, relocations and store refreshes during fiscal 2015; and

•	future increases in occupancy costs.
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

We caution that the risk factors described below, some of which are beyond our control, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on behalf of the Company. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
We face significant competition from vertically-integrated, brand-based, and online retailers, which could have a material adverse effect on our business.
The retail apparel business is highly competitive. We compete on a national level with a diverse group of retailers, including vertically-integrated and brand-based international, domestic, regional and local specialty retail stores, online retailers, and certain leading department stores and off-price retailers that offer the same or similar brands and styles of merchandise as we do. Many of our competitors are larger and have significantly greater resources than we do. In addition, the internet and other new technologies facilitate competitive entry and comparison shopping. We believe the principal competitive factors in our industry are fashion, merchandise assortment, quality, price, store location, store environment and customer service. Current and increased competition could have a material adverse effect on our business.
Our failure to identify and respond appropriately to changing consumer preferences and fashion trends, and to source merchandise in a timely manner could have a material adverse impact on our business and profitability.
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
Our net sales, operating income and inventory levels can fluctuate significantly, which can cause volatility in our operating performance and stock price.
Historically, our comparable store net sales results have fluctuated significantly and may continue to fluctuate in the future. A variety of factors affect our comparable store net sales results, including changes in fashion trends and customer preferences, changes in our merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions, unfavorable economic conditions and decreases in consumer spending. Our comparable store net sales results for any fiscal period may decrease. As a result of these or other factors, our comparable store net sales results, both past and future, are likely to have a significant effect on the market price of our common stock and our operating performance, including our use of markdowns and our ability to leverage operating and other expenses that are somewhat fixed.
We also experience major seasonal fluctuations in our net sales and operating results, with a significant portion of our operating income typically realized during the six to seven week selling periods for each of the back-to-school and holiday seasons. Additionally, a continued shift to online shopping may result in further fluctuations in our sales and operating results, particularly for the holiday season. Any decrease in sales or margins during these periods could have a material adverse effect on our results of operations and financial condition. In addition, in recent years we have experienced higher peaks and extended lulls during the year as customer shopping patterns have changed. Also, the occurrence of unusual or extraordinary events, such as natural disasters, around the peak days of such key holidays and selling periods (e.g., Black Friday), could adversely affect our financial results. Additionally, extended periods of unseasonably warm temperatures during the fall/winter season or cold weather during the spring/summer season could render a portion of our inventory incompatible with those unseasonable conditions. Seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We generally carry a significant amount of inventory, especially before the six to seven week back-to-school and holiday season selling periods (the "Peak Selling Seasons"). If we are not successful in selling inventory during these periods, we may have to sell the inventory at significantly reduced prices, which would adversely affect our profitability. Additionally, in recent years, the Peak Selling Seasons have become more concentrated, with incidents such as inclement weather adversely impacting mall traffic and consumer buying patterns.
The continuing decrease in mall traffic could negatively impact our business and operating results.
We are primarily a mall-based retailer and are dependent upon the continued popularity of malls as a shopping destination and the ability of shopping mall anchor tenants and other attractions within the vicinity of our stores to generate customer traffic. Increased online shopping and unfavorable economic conditions, particularly in certain regions, have adversely affected mall traffic and resulted in the closing of certain anchor tenants. Growing technology has improved the experience of online shopping and, in some cases, has resulted in a shift of consumer spending from brick-and-mortar to online where competition is even greater since “pure play” internet retailers do not face significant occupancy costs, store payroll, etc., like we do. In addition, volatility in the U.S. economy or an uncertain economic outlook could continue to lower consumer spending levels and cause a decrease in shopping mall traffic, each of which would adversely affect our sales and financial performance.
Customer preference for our branded merchandise could change, which may negatively impact our profitability.
Sales from branded merchandise account for half of our total net sales and is a critical differentiating factor for our Men’s business. Excluding Men’s long bottoms and knit sales, branded merchandise accounted for approximately 90%, 92% and 93% of Men’s sales in fiscal 2014, 2013 and 2012, respectively. As customer tastes change, our failure to anticipate, identify and react in a timely manner to emerging fashion trends and appropriately supplying our stores with key brands could have a material adverse effect on our same store sales results, operating margins, results of operations and financial condition.
Our customers may not prefer our proprietary merchandise, which may negatively impact our profitability.
Sales from proprietary merchandise accounted for approximately 49% of total net sales in fiscal 2014, 49% of total net sales in fiscal 2013, and 47% of total net sales in fiscal 2012. There can be no assurance that any change in the sales penetration of proprietary merchandise will improve our operating results. Additionally, there can be no assurance that attempts to balance our proprietary merchandise and other merchandise will improve our operating results. Because our proprietary merchandise generally carries higher merchandise margins than our other merchandise, our failure to anticipate, identify and react in a timely manner to fashion trends with our proprietary merchandise could have a material adverse effect on our same store sales results, operating margins, results of operations and financial condition.
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
We do not own or operate any manufacturing facilities and therefore depend upon independent third-party vendors for the manufacture of our merchandise. We purchase merchandise directly in foreign markets for our proprietary brands. In addition, we purchase merchandise from domestic vendors, some of which is manufactured overseas. We do not have any long-term merchandise supply contracts and our imports are subject to existing or potential duties, tariffs and quotas. Additionally, some of our vendors are relatively small or unsophisticated and may have difficulty providing adequate quantities of quality merchandise to us in a timely manner. We face competition from other companies for production facilities and capacity. We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at United States ports, which could delay delivery of imports; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region within which our vendors do business, and competition with other companies for import quota capacities; (iv) imposition of duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with applicable import regulations; (vi) delayed receipt or non-delivery of goods due to organized labor strikes or slowdowns, such as the recent interruptions at the West Coast ports, or unexpected or significant congestion at United States ports; (vii) local business practice and political issues; and (viii) acts of terrorism. New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products purchased from suppliers in countries that we do business with. Any inability on our part to rely on our foreign sources of production due to any of the factors listed above could have a material adverse effect on our business, results of operations and financial condition.
If we fail to maintain good relationships with vendors or if a vendor is otherwise unable or unwilling to supply us with adequate quantities of their products at acceptable prices, or product costs from our manufacturing partners increase, our business and financial performance could suffer.
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
Additionally, commodity prices, including fuel costs, have fluctuated in recent years, affecting the costs of many of our vendors. If these product costs increase, this could result in margin erosion for us. Additionally, a significant percentage of our proprietary apparel products, and the products sold to us by our branded partners, are manufactured in China. Manufacturers in that country have experienced increased costs in recent years due to shortages of labor and the fluctuation of the Chinese Yuan in relation to the U.S. dollar. If we are unable to successfully mitigate a significant portion of such product costs, our results of operations could be adversely affected. Additionally, an increasingly important part of our Women’s business is speed-to-market initiatives which enable us to timely react to the latest fashion trends and styles. This could translate into higher product costs as we source fashion trend product with shorter lead times. If we are unable to mitigate such costs, it could adversely affect our results of operations. Additionally, every year our factories in China close for two to three weeks to celebrate the Chinese New Year. If there should be an interruption in the operating of such factories prior to the Chinese New Year due to an event such as a natural disaster, and such factories should thereafter celebrate the Chinese New Year, our ability to source product from China could be significantly affected.
If we are unable to successfully develop and maintain a relevant and reliable multichannel experience for our customers, our reputation and results of operations could be adversely affected.
Our business has evolved from primarily an in-store experience to interaction with customers across multiple channels including in-store, online, mobile and social media, among others. Our customers are using computers, tablets, mobile phones and other devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. We currently provide full and mobile versions of our website (www.pacsun.com) and applications for mobile phones and tablets and interact with our customers through social media. Multichannel retailing is rapidly evolving, however, and we are challenged with keeping pace with changing customer expectations and technology investments by our competitors. If we are unable to attract and retain employees or contract with third parties having the specialized skills needed, or be able to afford the significant investment required to support our multichannel efforts, implement improvements to our customer-facing technology in a timely manner, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if www.pacsun.com and our other customer-facing technology systems do not reliably function as designed, we may experience a loss of customer confidence, data security breaches, lost sales or be exposed to fraudulent purchases, which could adversely affect our reputation and results of operations.
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
Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations and/or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain from or to the impacted region and could impact our ability to operate our stores or website. In addition, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, nationally. To the extent any of these events occur during Peak Selling Seasons, they could have a material adverse effect on our business.
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
Our success also depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including merchants, designers, buyers, regional directors, district managers, store managers and store associates, who understand and appreciate our corporate culture and product and are able to adequately represent the California lifestyle to our customers. Qualified individuals of the requisite caliber and skills needed to fill these positions may be in short supply in some areas, and the employee turnover rate in the retail industry is high. Competition for qualified employees could require us to pay higher wages to attract a sufficient number of suitable employees. Our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations and financial condition.
Any reinvestment in our existing store base may not result in improved operating performance.
Many of our leases require that we invest capital to remodel or refresh our stores. Historically, many of such investments generally have not been proven to significantly increase store operating performance. If our leases continue to require us to make capital investments in our stores and those investments generally do not increase store operating performance, it could have a material adverse effect on our results of operations and financial condition.
The continued volatility in the U.S. economy and potential adverse economic conditions could adversely affect consumer spending in the future, which could negatively impact our business, operating results and stock price.
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
The effects of terrorism or war could significantly impact consumer spending, mall traffic, and our operational performance.
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
We are involved from time to time in litigation incidental to our business, including two lawsuits involving allegations that we have violated provisions of California wage and hour laws that are described in Item 3. “Legal Proceedings” (the "Wage and Hour Lawsuits"). We currently cannot assess the likely outcome of the Wage and Hour Lawsuits, but if the outcome were negative in either Lawsuit, it could have a material adverse effect on our results of operations or financial condition.
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

Our inability or failure to protect our intellectual property or our infringement of other parties' intellectual property could adversely affect us.
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
Currently, none of our employees are represented by a union. However, our employees have the right under the National Labor Relations Act to form or affiliate with a union. If some or all of our workforce were to become unionized and the terms of the collective bargaining agreement were significantly different from our current compensation agreements, it could increase our costs and adversely impact our profitability. Moreover, employee participation in labor unions could put us at increased risk for labor strikes and disruption of our business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We operate stores in each of the 50 states and Puerto Rico. We lease our stores under operating lease agreements with initial terms of approximately ten years that expire at various dates through January 2026. For more information concerning our store operating lease commitments, see Note 12 to the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K.
We own our corporate office which is located in Anaheim, California and encompasses a total of approximately 180,000 square feet. We operate a distribution center in Olathe, Kansas, which comprises approximately 450,000 square feet. We believe these facilities are capable of servicing our operational needs through fiscal 2015.
At the end of fiscal 2014, the geographic distribution of our 605 stores was as follows:

Alabama	1	Louisiana	4	Ohio	18
Alaska	2	Maine	5	Oklahoma	5
Arizona	11	Maryland	14	Oregon	10
Arkansas	2	Massachusetts	12	Pennsylvania	33
California	79	Michigan	20	Rhode Island	1
Colorado	13	Minnesota	10	South Carolina	6
Connecticut	5	Mississippi	3	South Dakota	1
Delaware	4	Missouri	14	Tennessee	11
Florida	47	Montana	1	Texas	50
Georgia	11	Nebraska	4	Utah	10
Hawaii	7	Nevada	8	Vermont	2
Idaho	2	New Hampshire	7	Virginia	21
Illinois	20	New Jersey	19	Washington	17
Indiana	11	New Mexico	3	West Virginia	3
Iowa	5	New York	25	Wisconsin	9
Kansas	5	North Carolina	15	Wyoming	1
Kentucky	3	North Dakota	2	Puerto Rico	13
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
Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. On February 21, 2014, the plaintiff filed her motion to certify a class with respect to several claims. The Company’s opposition to such motion was filed on June 30, 2014 and the plaintiff's reply to such opposition was filed on November 4, 2014. The hearing on the plaintiff’s motion will now be held on June 24, 2015. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

The Company is also involved from time to time in other litigation incidental to its business. The Company cannot currently assess whether the outcome of current litigation will likely have a material adverse effect on its results of operations or financial condition and, from time to time, the Company may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have a material adverse effect on the Company’s operating results.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Select Market under the symbol “PSUN.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share of the common stock as reported by NASDAQ:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
1st Quarter	$3.11	$2.66	$2.81	$2.01
2nd Quarter	$3.11	$1.92	$4.47	$2.75
3rd Quarter	$2.32	$1.52	$4.50	$2.59
4th Quarter	$3.00	$1.48	$3.65	$2.48
As of March 25, 2015, the number of holders of record of common stock of the Company was 214. We have never declared or paid any cash dividends on our common stock. In addition, the Wells Credit Facility and the $60 million senior secured term loan we obtained from an affiliate of Golden Gate Capital Private Equity, Inc. (“Golden Gate Capital”) in December 2011 (the “Term Loan”) prohibit the payment of cash dividends.
Common Stock Repurchase and Retirement
The Company did not repurchase shares of common stock in fiscal 2014, 2013 or 2012. Our Board of Directors authorized a stock repurchase plan in July 2008 as a means to reduce our overall number of shares outstanding, thereby providing greater value to our shareholders through increased earnings per share. The Company ended fiscal 2014 with approximately $48 million available under the stock repurchase plan. The repurchase authorization does not expire until all authorized funds have been expended. The Company does not currently plan to repurchase any shares pursuant to the plan during fiscal 2015 and would be restricted from doing so in any event under its credit agreements with Golden Gate Capital and Wells Fargo.
Equity Compensation Plans
The Company currently maintains three equity compensation plans: the 2005 Performance Incentive Plan (the “2005 Plan”); the Employee Stock Purchase Plan (the “ESPP”); and the 2015 Long-Term Incentive Plan (the "2015 Plan"). The 2005 Plan and the ESPP have each been approved by the Company’s shareholders. The 2015 Plan was adopted by our Board of Directors on March 19, 2015 and is subject to approval by the shareholders at the 2015 Annual Meeting of Shareholders. The Company’s authority to grant new awards under the 2005 Plan has expired as of March 22, 2015.
The following table sets forth, for the 2005 Plan and the ESPP, the number of shares of common stock subject to outstanding options and other rights, the weighted-average exercise price of outstanding options and other rights, and the number of shares remaining available for future award grants as of January 31, 2015:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	2,513,227	(1)	$4.11	(2)	3,015,772	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	2,513,227		$4.11		3,015,772

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
(3) Of the aggregate number of shares that remained available for future issuance, 2,702,092 were available under the 2005 Performance Incentive Plan and 313,680 were available under the ESPP. Shares authorized for issuance under the 2005 Plan generally may, subject to certain limitations set forth in that plan, be used for any type of award authorized under that plan including, but not limited to, stock options, SARs, restricted stock units, and nonvested stock and stock bonuses.

THE FOLLOWING PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR TO BE “FILED” WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.
PERFORMANCE GRAPH
Set forth below is a line graph comparing the percentage change in the cumulative total return on the Company’s common stock with the cumulative total return of the NASDAQ Stock Market (“NASDAQ Composite Index”) and the CRSP Total Return Industry Index for the NASDAQ Retail Trade Stocks (“NASDAQ Retail Trade Index”) for the period commencing on January 31, 2010 and ending on January 31, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
1/30/10
1/29/11
1/28/12
2/2/13
2/1/14
1/31/15
Pacific Sunwear Of California, Inc.
NASDAQ Composite
NASDAQ Retail Trade

*$100 invested on 1/30/10 in stock or 1/31/10 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

*Returns are calculated based on the premise that $100 is invested in each of the Company’s stock, the NASDAQ Composite Index and the NASDAQ Retail Trade Index on January 30, 2010, and that all dividends (if any) were reinvested. Over a five year period, and based on the actual price movement of these investments, the original $100 would have turned into the amounts shown as of the end of each PacSun fiscal year. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

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
This table reflects discontinued operations in accordance with ASC 205, “Presentation of Financial Statements- Discontinued Operations” (“ASC 205”) as updated in ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment" and "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), and further described in Note 15 of the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K.

	Fiscal Year
	2014	2013	2012(2)	2011	2010
	(In millions, except per share and selected consolidated operating data)
Consolidated Statement of Operations Data(1):
Net sales	$827	$798	$785	$759	$756
Gross margin (after buying, distribution and occupancy costs)	223	199	196	167	171
Operating loss from continuing operations	(15)	(21)	(38)	(71)	(76)
Loss from continuing operations	(29)	(47)	(53)	(81)	(78)
Loss from continuing operations per common share, basic and diluted	$(0.42)	$(0.69)	$(0.78)	$(1.22)	$(1.18)
Consolidated Operating Data:
Comparable store net sales +/(-)(1)(4)	3%	2%	2%	—%	(7)%
Average net sales($) per square foot(1)(5)	$310	$302	$298	$289	$289
Average net sales($) per store (000s)(1)(5)	$1,225	$1,189	$1,177	$1,142	$1,140
Capital expenditures (in millions)	$16	$12	$15	$13	$17
Stores included in continued operations	605	618	615	613	614
Stores open at end of period(6)	605	618	644	733	852
Consolidated Balance Sheet Data (end of year):
Merchandise inventories	$82	$83	$91	$89	$96
Working capital	$8	$16	$42	$62	$93
Total assets	$252	$273	$314	$355	$401
Long-term debt(3)	$94	$86	$80	$74	$29
Shareholders’ (deficit) equity	$(9)	$18	$64	$113	$214

(1) Items are presented on a basis that excludes discontinued operations.
(2) Fiscal 2012 was a fifty-three week year.
(3) In December 2011, the Company obtained the Term Loan from an affiliate of Golden Gate Capital. In connection with the Term Loan, the Company issued convertible series B preferred stock (the “Series B Preferred”). The fair value of the Series B Preferred at issuance was approximately $15 million as of December 7, 2011 and was approximately $28 million as of January 31, 2015. As of January 31, 2015, long-term debt included an unamortized debt discount balance of approximately $9 million.
(4) Stores are deemed comparable stores on the first day of the first month following the one-year anniversary of their opening, relocation, expansion or conversion. Comparable store net sales assume 52 weeks in each fiscal year, excluding the 53rd week in fiscal 2012. Comparable store net sales includes sales from our e-commerce business.
(5) For purposes of calculating these amounts, the number of stores and the amount of square footage reflect the number of months during the period that new stores and closed stores were open.
(6) Includes stores from continued operations and discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included elsewhere in this Annual Report on Form 10-K. The MD&A excludes the financial statement impact of discontinued operations, as described in Note 15 to the Consolidated Financial Statements. The MD&A also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” within Item 1A.
The Company’s fiscal year is the 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2014 and fiscal 2013 each included 52 weeks, while fiscal 2012 included 53 weeks. For purposes of the MD&A, the 52-week period ended January 31, 2015 is compared to the 52-week period ended February 1, 2014, and the 53-week period ended February 2, 2013. Comparable stores sales, however, compare the 52-week period ended January 31, 2015 to the 52-week periods ended February 1, 2014 and January 26, 2013.
Executive Overview
We consider the following items to be key performance indicators in evaluating Company performance:
Comparable (or “same store”) sales
Stores are deemed comparable stores on the first day of the fiscal month following the one-year anniversary of their opening or expansion/relocation. We consider same store sales to be an important indicator of current Company performance. Same store sales results are important in achieving operating leverage of certain expenses such as store payroll, store occupancy, depreciation, general and administrative expenses and other costs that are somewhat fixed. Positive same store sales results usually generate greater operating leverage of expenses while negative same store sales results generally have a negative impact on operating leverage. Same store sales results also have a direct impact on our net sales, cash and working capital. We include net sales from our e-commerce business in same store sales.
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
Store sales trends
We evaluate store sales trends in assessing the operational performance of our stores. Important store sales trends include average net sales per store and average net sales per square foot. Average net sales per store were $1.2 million during each of fiscal years 2014, 2013, and 2012. Average net sales per square foot were $310, $302, and $298 during fiscal years 2014, 2013, and 2012, respectively.
Cash flow and liquidity (working capital)
We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. Although we made progress with respect to our comparable store net sales and gross margins in fiscal 2014 and 2013, if we are unable to continue to grow same-store sales and improve our gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet our operating and capital expenditure needs for the next twelve months.
Critical Accounting Policies
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reported period. Actual results could differ from these estimates. Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating reported financial results, and the most significant estimates and assumptions used by us in applying such accounting policies, are described below:

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
Store Operating Lease Accounting
Rent expense from store operating leases represents one of the largest expenses incurred in operating our stores. Rent expense under our store operating leases is recognized on a straight-line basis over the original term of each store’s lease, inclusive of rent holiday periods during store construction and exclusive of any lease renewal options. Accordingly, we expense all pre-opening rent. All amounts received from landlords to fund tenant improvements are recorded as a deferred lease incentive liability and amortized on a straight line basis as a credit to rent expense over the related store’s lease term.
Evaluation of Long-Lived Assets
In the normal course of business, we acquire tangible and intangible assets. We periodically evaluate the recoverability of the carrying amount of our long-lived assets on a store-by-store basis (including property, plant and equipment, and other intangible assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset or asset group are less than its carrying amount. In the event that management determines it is more likely than not a store will be closed, we evaluate whether it is necessary to change the depreciation estimates of the related store assets. Any changes to depreciation estimates as a result of that assessment are considered for the purposes of projecting the undiscounted cash flows in conjunction with testing the related assets for recoverability. The amount of impairment loss recognized is equal to the difference between the carrying value and the estimated fair values of the asset, with such estimated fair values determined using a discounted cash flow model consisting of, but not limited to projected sales growth, estimated gross margins, projected operating costs and an estimated weighted-average cost of capital rate. Impairments are recognized in operating earnings. We use our best judgment based on the most current facts and circumstances surrounding our business when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments, and the fair value of a potentially impaired asset. Changes in assumptions used could have a significant impact on our assessment of recoverability. Numerous factors, including changes in our business, industry segment and the global economy, could significantly impact our decision to retain, dispose of or idle certain of our long-lived assets.

During fiscal 2014, fiscal 2013, and fiscal 2012, we recorded impairment charges of $3 million, $3 million and $5 million, respectively. The impairment charges recorded during these periods resulted primarily from a variety of factors, primarily the result of unfavorable economic conditions and decreases in consumer spending, changes in fashion trends and customer preferences. The estimation of future cash flows from operating activities requires significant estimations of factors that include future sales and gross margin performance. If our sales or gross margin performance or other estimated operating results are not achieved at or above our forecasted level, the carrying value of certain of our retail stores may prove unrecoverable and we may incur additional impairment charges in the future. For more information concerning the evaluation of impairment of long-lived assets, see Note 4 to the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K.
Stock-Based Compensation Expense
We recognize stock-based compensation expense based on the fair value on the grant date, net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest. Stock-based compensation is recognized on a straight-line basis over the requisite service period of the respective award. Determining the appropriate fair value model and calculating the fair value of stock-based compensation awards require the input of highly subjective assumptions, including the expected life of the stock-based compensation awards and stock price volatility. We use the Black-Scholes option-pricing model to determine compensation expense for all stock options. The assumptions used in calculating the fair value of stock-based compensation awards represent management’s best estimates, but those estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See “Stock-Based Compensation” in Notes 1 and 9 to the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K for a further discussion on stock-based compensation.
Derivative Liability
In December 2011, we issued 1,000 shares of the Series B Preferred in connection with the Term Loan. The Series B Preferred is convertible into approximately 13.5 million shares of our common stock at a conversion price initially equal to $1.75 per share. The fair value of the Series B Preferred at issuance was approximately $15 million which was recorded as a derivative liability. This derivative liability is remeasured at fair value at each reporting period. Changes in the related fair value are recorded in loss on derivative liability, in the consolidated statements of operations and comprehensive operations contained elsewhere within this Annual Report on Form 10-K.
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
Deferred income tax assets are reduced by a valuation allowance if, in the judgment of our management, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available positive and negative evidence, including recent financial operations, projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies and the length of tax asset carryforward periods. The realization of deferred tax assets is primarily dependent upon our ability to generate sufficient future taxable earnings in certain jurisdictions. If we subsequently determine that the carrying value of these assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. See “Income Taxes” in Notes 1 and 10 to the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K for further discussion regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance.
Results of Operations
Continuing Operations
The following table sets forth selected income statement data from our continuing operations expressed as a percentage of net sales for the fiscal years indicated. The table excludes discontinued operations and the discussion that follows should be read in conjunction with the table:

	Fiscal Year
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	73.0	75.0	75.0
Gross margin	27.0	25.0	25.0
Selling, general and administrative expenses	28.8	27.7	29.9
Operating loss	(1.8)	(2.7)	(4.9)
(Gain) loss on derivative liability	(0.2)	1.3	—
Interest expense, net	1.9	1.8	1.7
Loss from continuing operations before income taxes	(3.5)	(5.8)	(6.6)
Income taxes	0.1	0.1	0.1
Loss from continuing operations	(3.6)%	(5.9)%	(6.7)%
Fiscal 2014 Compared to Fiscal 2013
Net Sales
Net sales increased to $827 million in fiscal 2014 from $798 million in fiscal 2013. The components of this $29 million increase in net sales were as follows:

$ in millions	Attributable to
$24	Increase in comparable store sales.
5	Increase in non-comparable store sales.
$29	Total

For fiscal 2014, comparable store net sales increased 3%, average sales transactions increased 8% and total transactions decreased 4%, as compared to the same period a year ago. E-commerce net sales increased 6% compared to fiscal 2013. Excluding the impact of e-commerce net sales, comparable retail store net sales increased 3% compared to fiscal 2013. The comparable store net sales increase was due to a 6% increase in Men’s sales, while Women's sales decreased 1%. The increase in Men’s sales was due to increases in bottoms, footwear and tops. The decrease in Women’s sales was driven by decreased sales of accessories, bottoms and other apparel, offset by an increase in tops. Apparel represented 81% of total Men’s sales for fiscal 2014 versus 82% in fiscal 2013, while apparel was 90% of total Women's sales for fiscal 2014 versus 87% in fiscal 2013. Total accessory and footwear sales were flat at 15% of total net sales for fiscal 2014, as compared to the same period a year ago.
Gross Margin
Gross margin, including buying, distribution and occupancy costs, increased to $223 million in fiscal 2014 from $199 million in fiscal 2013, an increase of $24 million, or 12.0%. As a percentage of net sales, gross margin increased to 27.0% in fiscal 2014 compared to 25.0% in fiscal 2013. The primary components of the 2.0% increase in gross margin were as follows:

%	Attributable to
1.7
Increase in merchandise margin to 50.8% in fiscal 2014 from 49.1% in fiscal 2013. This increase was primarily due to a decrease in promotions and markdowns in fiscal 2014, compared to fiscal 2013 and an increase in initial markups.

0.3	Decrease in occupancy, buying and all other non-merchandise margin costs as a percentage of sales as compared to fiscal 2013.
2.0	Total
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased to $238 million in fiscal 2014 from $221 million in fiscal 2013, an increase of $17 million, or 8.0%. As a percentage of net sales, these expenses increased to 28.8% in fiscal 2014 from 27.7% in fiscal 2013. The components of this 1.1% increase in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to
0.9	Incurrence of consulting costs supporting long-term strategies.
0.6	Increase in corporate payroll and payroll-related expenses, including incentive compensation, partially offset by favorable store labor and other costs.
(0.4)	Decrease in depreciation, partially offset by one-time impairment charges. Total depreciation was $21 million in fiscal 2014 compared to $24 million in fiscal 2013.
1.1	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges from continuing operations of approximately $2 million and $3 million during fiscal 2014 and 2013, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values. In addition, during the third quarter of 2014, the Company determined that certain software previously capitalized for internal use was abandoned. As a result, the Company recorded an impairment charge of $1.1 million and accrued approximately $0.4 million related to future software maintenance costs.
Gain on Derivative Liability
We recorded a $2 million gain on the fair market value adjustment in fiscal 2014 related to our derivative liability (see “Derivative Liability” above) as compared to an $11 million loss related to the fair market value adjustment recorded in fiscal 2013.
Interest Expense, net

Interest expense, net, was $16 million for fiscal 2014, compared to $14 million in fiscal 2013. In fiscal 2014, we recorded $9 million of interest expense related to the Term Loan of which $5 million was “payable in kind” ("PIK") interest expense and $4 million was paid in cash. We also recorded $3 million of amortization of the debt discount in relation to the Term Loan and $2 million of interest expense associated with the “Mortgage Debt” (defined below). In fiscal 2013, we recorded $14 million of interest expense, of which $5 million was PIK interest expense and $4 million was cash related to the Term Loan. Amortization of the debt discount related to the Term Loan was $2 million in fiscal 2013 and there was $2 million of interest expense related to the Mortgage Debt.
Income Tax Expense
We recognized income tax expense of $1 million in each of fiscal 2014 and 2013. For fiscal 2015, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 10 to the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K.
Loss from Continuing Operations
Our loss from continuing operations for fiscal 2014 was $29 million, or $(0.42) per diluted share, versus a loss from continuing operations of $47 million, or $(0.69) per diluted share, for fiscal 2013. Included in the loss from continuing operations for fiscal 2014 was a non-cash gain of $2 million, or $0.03 per diluted share related to our derivative liability, compared to a $11 million loss, or $(0.16) earnings per diluted share impact, for the same period a year ago.
Fiscal 2013 Compared to Fiscal 2012
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
Net Sales
Net sales increased to $798 million in fiscal 2013 from $785 million in fiscal 2012. The components of this $13 million increase in net sales were as follows:

$millions	Attributable to
$19	Increase in comparable store sales.
2	Increase in non-comparable store sales.
(8)	The 53rd week retail calendar shift which resulted in one less week in fiscal 2013 versus fiscal 2012.
$13	Total

For fiscal 2013, comparable store net sales increased 2%, average sales transactions increased 1% and total transactions increased 2%, as compared to the same period a year ago. E-commerce net sales increased 8% compared to fiscal 2012. Excluding the impact of e-commerce net sales, comparable retail store net sales increased 2% compared to fiscal 2012. The comparable store net sales increase was due to a 6% increase in Women’s sales, while Men’s sales were flat. The increase in Women’s sales was driven primarily by sales of tops and other apparel. Men’s sales experienced a decline in sales of bottoms, offset by increases in sales of footwear and accessories. Apparel represented 82% of total Men’s sales for fiscal 2013 versus 85% in fiscal 2012, while Women’s apparel was 87% of total Women's sales for fiscal 2013 versus 86% in fiscal 2012. Total accessory and footwear sales were flat at 15% of total sales for fiscal 2013, as compared to the same period a year ago.
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
Selling, General and Administrative Expenses
SG&A expenses decreased to $221 million in fiscal 2013 from $235 million in fiscal 2012, a decrease of $14 million, or 6.0%. As a percentage of net sales, these expenses decreased to 27.7% in fiscal 2013 from 29.9% in fiscal 2012. The components of this 2.2% decrease in SG&A expenses as a percentage of net sales were as follows:

%	Attributable to
(0.9)	Decrease in depreciation expense as a percentage of sales. Total depreciation was $24 million in fiscal 2013 compared to $30 million in fiscal 2012.
(0.9)	Decrease in store payroll and payroll-related expenses as a percentage of net sales due primarily to a decrease in employee benefits.
(0.2)	Decrease in non-cash asset impairment and lease buyout charges in fiscal 2013 compared to 2012.
(0.2)	Decrease in all other SG&A expenses as a percentage of sales.
(2.2)	Total
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
Interest Expense, net
Interest expense, net, was $14 million for fiscal 2013, compared to $13 million in fiscal 2012. In fiscal 2013, we recorded $9 million of interest expense of which $5 million was PIK interest expense and $4 million was paid in cash, related to the Term Loan. We also recorded $2 million of amortization of the debt discount in relation to the Term Loan and $2 million was interest expense associated with the “Mortgage Debt” (defined below). In fiscal 2012, we recorded $8 million of interest expense, of which $5 million was PIK interest expense related to the Term Loan. Amortization of the debt discount related to the Term Loan was $2 million in fiscal 2012 and there was $2 million of interest expense related to the Mortgage Debt.
Income Tax Expense
We recognized income tax expense of $1 million in each of fiscal 2013 and 2012. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 10 to the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K.
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

Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow and with short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. Although we made progress with respect to our comparable store net sales and gross margins in fiscal 2014 and fiscal 2013, if we are unable to continue to grow our same-store sales and improve our gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet our operating and capital expenditure needs for the next twelve months.

	Fiscal Year
	2014	2013	2012
	(In thousands)
Net cash provided by (used in) operating activities	$10,732	$(7,724)	$6,444
Net cash used in investing activities	(15,595)	(12,337)	(6,147)
Net cash used in financing activities	(318)	(903)	(1,870)
Net decrease in cash and cash equivalents	$(5,181)	$(20,964)	$(1,573)
Operating Cash Flows
Net cash provided by operating activities in fiscal 2014 was $11 million, compared to cash used in operating activities in fiscal 2013 of $8 million, and cash provided by operating activities in fiscal 2012 of $6 million. The increase in cash provided by operating activities of $18 million, compared to 2013, was due primarily to decreases in cash required to fund changes in other current assets and other current liabilities, as well as a decrease in our loss from operations, including the effect of adjusting for non-cash items, partially offset by increases in cash required to fund changes in merchandise inventory, other assets and accounts payable. Our primary use of cash in fiscal 2014, 2013 and 2012 was to purchase merchandise inventories. Non-cash adjustments to reconcile our net loss to net cash provided by (used in) operating activities were approximately $30 million in fiscal 2014, $44 million in fiscal 2013 and $43 million in fiscal 2012, respectively, and were primarily related to depreciation and amortization expense, asset impairment charges, and the change in the fair value of the derivative liability.
Working Capital
Working capital at the end of fiscal 2014 and 2013 was $8 million and $16 million, respectively. The $8 million decrease in working capital was attributable to the following:

$millions	Description
$16	Working capital at February 1, 2014
(5)	Decrease in cash and cash equivalents.
8	Increase in inventories, net of accounts payable.
(11)	Decrease in other current assets, net of decreases in other current liabilities.
$8	Working capital at January 31, 2015
Investing Cash Flows
Net cash used in investing activities in each of fiscal 2014, 2013 and 2012 was $16 million, $12 million and $6 million, respectively. Investing cash outflows for fiscal 2014, 2013 and 2012 were comprised primarily of capital expenditures for select new stores, refreshing existing stores and information technology investments at the store level and associated with our online platform. In fiscal 2015, we expect total capital expenditures to be approximately $20 million.
Financing Cash Flows
Net cash used in financing activities was $0.3 million, $1 million and $2 million in fiscal 2014, 2013 and 2012, respectively. During the fourth quarter of fiscal 2014, we borrowed $15 million on our Wells Credit Facility to finance holiday inventory purchases. We repaid such borrowings prior to the end of the fourth quarter of fiscal 2014. The primary use of cash for financing activities in fiscal 2013 was principal payments under the mortgage borrowings (see "Mortgage Debt" below). The primary use of cash for financing activities in fiscal 2012 was for repayments under the Wells Credit Facility.

Wells Credit Facility
On December 7, 2011, we entered into the Wells Credit Facility, a five-year, $100 million revolving credit facility which replaced our former Credit Facility with JPMorgan Chase (the “Former Credit Facility”). During the fourth quarter of fiscal 2014 we borrowed and re-paid $15 million on our Wells Credit Facility to finance holiday inventory purchases. At January 31, 2015, we had no direct borrowings and $7 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under the Wells Credit Facility at January 31, 2015 was $29 million. Additional information regarding the Wells Credit Facility is contained in Note 6 to the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K.
Term Loan
On December 7, 2011, we obtained the Term Loan from an affiliate of Golden Gate Capital. The Term Loan is in the principal amount of $60 million and is due and payable on December 7, 2016. In conjunction with the Term Loan, we issued the Series B Preferred, which has a liquidation value of $0.1 million, to the same affiliate of Golden Gate Capital, and gives that affiliate the right to purchase up to 13.5 million shares of our common stock, representing, as of December 7, 2011, 19.9% of our common stock outstanding (16.7% on a fully-diluted basis) at an initial conversion price of $1.75 per share of underlying common stock converted into. A portion of the proceeds of the Term Loan was used to repay the outstanding amounts under the Former Credit Facility. Additional information regarding the Term Loan is contained in Note 7 to the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K.
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
On July 1, 2014, the Company modified certain terms associated with the Miraloma Note and the PacSun Stores Note. The note modification executed by Miraloma (the "New Miraloma Note”) (i) provided for an additional advance of $0.3 million to fund the payment of fees, commissions and expenses incurred by the Company in connection with the New Miraloma Note, resulting in a new principal balance of $15.9 million; (ii) extended the maturity date of the New Miraloma Note to July 1, 2021; (iii) reduced the interest rate to 5.25% per annum; and (iv) provided that the New Miraloma Note may not be prepaid prior to July 1, 2017 and thereafter may be prepaid only upon payment of prepayment fees pursuant to a schedule set forth in the note modification. The amended note executed by PacSun Stores (the "New PacSun Stores Note”) (i) provided for an additional advance of $0.2 million to fund the payment of fees, commissions and expenses incurred by the Company in connection with the New PacSun Stores Note, resulting in a new principal balance of $12.3 million; (ii) extended the maturity date of the New PacSun Stores Note to July 1, 2021; (iii) reduced the interest rate to 5.25% per annum; and (iv) provided that the New PacSun Stores Note may not be prepaid prior to July 1, 2017 and thereafter may be prepaid only upon payment of prepayment fees pursuant to a schedule set forth in the note modification.
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time, we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At January 31, 2015, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
	(In $millions)
Operating lease obligations	$350	$78	$125	$82	$65
Term Loan	95	4	91	—	—
Mortgage Debt	37	2	4	4	27
Letters of credit	7	7	—	—	—
Guaranteed minimum royalties	6	2	2	1	1
Capital lease obligations	2	1	1	—	—
Total	$497	$94	$223	$87	$93
Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, were approximately $137 million, $134 million and $130 million in fiscal 2014, 2013, and 2012, respectively. Total CAM expenses represented 43%, 43% and 41% of total store rental expenses in fiscal 2014, 2013, and 2012, respectively, and could fluctuate from year to year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases is contained in Note 12 to the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K.

The obligation under our Executive Deferred Compensation Plan is approximately $2 million as of January 31, 2015 and February 1, 2014, and has been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.
Operating Leases
We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2026. Many of our retail store leases require us to pay CAM charges, insurance and property taxes. In addition, many of our retail store leases require us to pay percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, some of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 to the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed a certain amount or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, we are not required to make payments to our landlords in order to exercise our cancellation rights under these provisions. The Wells Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the stores we are projecting to close by the end of fiscal 2015. None of our retail store leases contain purchase options.
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
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past. However, product sourcing costs may increase during fiscal 2015 due to a combination of increases in commodities, labor and currency costs. We currently estimate that these cost increases could adversely affect our net merchandise margins in fiscal 2015. We intend to partially mitigate these increases through a combination of initiatives such as better product assortments, refined pricing strategies, localization initiatives, and detailed reviews of product specifications.
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
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is contained in Note 1 to the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk in connection with the Wells Credit Facility. Generally, direct borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR rate or a Base Rate, plus 1.75% or 0.75%, respectively, (as defined in the Wells Credit Facility, 1.92% as of January 31, 2015). See Note 6 to the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K.
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
We are exposed to market risks related to fluctuations in the market price of our common stock. The derivative liability associated with the Series B Preferred is recorded at fair value using an options pricing model which is dependent on the market price of our common stock. Changes in the value of the derivative are included as a component of earnings in current operations. A sensitivity analysis was performed with respect to the Series B Preferred to determine the impact of fluctuations in the market price of our common stock. The sensitivity analysis determined that the impact of a market price fluctuation of 10% would change the fair value of the derivative liability by approximately $3 million. See Note 11 to the Consolidated Financial Statements contained elsewhere within this Annual Report on Form 10-K for further discussion of our derivative liability and valuation thereof.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2015.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the original framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 31, 2015.
Deloitte & Touche LLP, our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
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
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the internal control over financial reporting of Pacific Sunwear of California, Inc. and subsidiaries (the "Company") as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2015, of the Company, and our report dated March 26, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 26, 2015

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

Date: March 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY H. SCHOENFELD	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2015
Gary H. Schoenfeld

/s/ MICHAEL W. KAPLAN	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2015
Michael W. Kaplan

/s/ PETER STARRETT	Non-Employee Chairman of the Board	March 26, 2015
Peter Starrett

/s/ NEALE ATTENBOROUGH	Non-Employee Director	March 26, 2015
Neale Attenborough

/s/ BRETT BREWER	Non-Employee Director	March 26, 2015
Brett Brewer

/s/ DAVID FILLER	Non-Employee Director	March 26, 2015
David Filler

/s/ MICHAEL GOLDSTEIN	Non-Employee Director	March 26, 2015
Michael Goldstein

/s/ GEORGE R. MRKONIC	Non-Employee Director	March 26, 2015
George R. Mrkonic

/s/ JOSHUA OLSHANSKY	Non-Employee Director	March 26, 2015
Joshua Olshansky

/s/ FRANCES P. PHILIP	Non-Employee Director	March 26, 2015
Frances P. Philip

PACIFIC SUNWEAR OF CALIFORNIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pacific Sunwear of California, Inc.
Anaheim, California

We have audited the accompanying consolidated balance sheets of Pacific Sunwear of California, Inc. and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations and comprehensive operations, shareholders’ (deficit) equity, and cash flows for the years ended January 31, 2015, February 1, 2014 and February 2, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pacific Sunwear of California, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for the years ended January 31, 2015, February 1, 2014 and February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 26, 2015

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED BALANCE SHEETS (In Thousands Except Share and Per Share Amounts)

	January 31, 2015	February 1, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,588	$27,769
Inventories	81,658	83,073
Prepaid expenses	12,692	13,404
Other current assets	3,992	6,089
Total current assets	120,930	130,335

Property and equipment, net	88,751	96,797
Deferred income taxes	6,034	6,175
Intangible assets, net	11,069	12,968
Other assets	25,495	26,364
TOTAL ASSETS	$252,279	$272,639

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,775	$46,034
Derivative liability	28,448	30,720
Other current liabilities	48,183	37,286
Total current liabilities	113,406	114,040

LONG-TERM LIABILITIES:
Deferred lease incentives	10,804	12,889
Deferred rent	14,694	15,440
Long-term debt	94,424	86,075
Other liabilities	28,368	26,046
Total long-term liabilities	148,290	140,450

Commitments and contingencies (Note 12)

SHAREHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 69,265,844 and 68,591,818 shares issued and outstanding, respectively	693	686
Additional paid-in capital	24,384	22,602
Accumulated deficit	(34,494)	(5,139)
Total shareholders’ (deficit) equity	(9,417)	18,149
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$252,279	$272,639

See Notes to Consolidated Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS (In Thousands Except Share and Per Share Amounts)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$826,777	$797,792	$784,745
Cost of goods sold, including buying, distribution and occupancy costs	603,544	598,548	588,399
Gross margin	223,233	199,244	196,346
Selling, general and administrative expenses	238,374	220,677	234,744
Operating loss	(15,141)	(21,433)	(38,398)
(Gain) loss on derivative liability	(2,272)	10,638	6
Interest expense, net	15,759	14,108	13,344
Loss from continuing operations before income taxes	(28,628)	(46,179)	(51,748)
Income taxes	727	797	834
Loss from continuing operations	(29,355)	(46,976)	(52,582)
(Loss) income from discontinued operations, net of tax effects	—	(1,745)	508
Net loss	$(29,355)	$(48,721)	$(52,074)
Comprehensive loss	$(29,355)	$(48,721)	$(52,074)

Loss from continuing operations per share:
Basic and diluted	$(0.42)	$(0.69)	$(0.78)
(Loss) income from discontinued operations per share:
Basic and diluted	$—	$(0.02)	$0.01
Net loss per share:
Basic and diluted	$(0.42)	$(0.71)	$(0.77)
Weighted-average shares outstanding:
Basic and diluted	69,078,911	68,464,913	67,815,020

See Notes to Consolidated Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings(Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
Balances at January 28, 2012	1,000	$—	67,511,468	$675	$16,766	$95,656	$113,097
Employee stock plans	—	—	581,171	6	495	—	501
Stock-based compensation	—	—	—	—	2,836	—	2,836
Net loss	—	—	—	—	—	(52,074)	(52,074)
Balances at February 2, 2013	1,000	$—	68,092,639	$681	$20,097	$43,582	$64,360
Employee stock plans	—	—	499,179	5	(138)	—	(133)
Stock-based compensation	—	—	—	—	2,643	—	2,643
Net loss	—	—	—	—	—	(48,721)	(48,721)
Balances at February 1, 2014	1,000	$—	68,591,818	$686	$22,602	$(5,139)	$18,149
Employee stock plans	—	—	674,026	7	161	—	168
Stock-based compensation	—	—	—	—	1,621	—	1,621
Net loss	—	—	—	—	—	(29,355)	(29,355)
Balances at January 31, 2015	1,000	$—	69,265,844	$693	$24,384	$(34,494)	$(9,417)

See Notes to Consolidated Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,355)	$(48,721)	$(52,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,013	25,511	33,637
Asset impairment	3,323	3,204	5,341
Non-cash stock-based compensation	1,621	2,643	2,836
Amortization of debt discount	2,997	2,164	1,548
(Gain) loss on derivative liability	(2,272)	10,638	6
Loss on disposal of property and equipment	278	150	268
Gain on lease terminations	(191)	(209)	(268)
Change in assets and liabilities:
Inventories	1,415	7,608	(1,941)
Other current assets	2,811	(3,767)	5,743
Other assets	(252)	1,341	2,121
Accounts payable	(9,259)	(4,024)	11,079
Other current liabilities	10,762	(7,151)	(2,347)
Deferred lease incentives	(1,964)	(1,355)	(3,280)
Deferred rent	(676)	(575)	(469)
Other long-term liabilities	7,481	4,819	4,244
Net cash provided by (used in) operating activities	10,732	(7,724)	6,444
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and intangible assets	(15,595)	(12,337)	(15,393)
Restricted cash	—	—	8,593
Proceeds from insurance settlement	—	—	653
Net cash used in investing activities	(15,595)	(12,337)	(6,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	15,000	—	—
Payments under credit facility borrowings	(15,000)	—	(1,254)
Proceeds from mortgage borrowings	618	—	—
Principal payments under mortgage borrowings	(554)	(576)	(540)
Payments for debt issuance costs	(116)	—	—
Principal payments under capital lease obligations	(639)	(569)	(636)
Proceeds from exercise of stock options	373	242	560
Net cash used in financing activities	(318)	(903)	(1,870)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,181)	(20,964)	(1,573)
CASH AND CASH EQUIVALENTS, beginning of fiscal year	27,769	48,733	50,306
CASH AND CASH EQUIVALENTS, end of fiscal year	$22,588	$27,769	$48,733

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,328	$5,660	$3,535
Cash paid for income taxes	$888	$785	$396

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property, equipment, and intangible asset purchases accrued at end of period	$475	$720	$836
Capital lease transactions for property, equipment, and intangible assets	$1,057	$1,228	$111
See Notes to Consolidated Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of January 31, 2015, the Company leased and operated 605 stores in each of the 50 states and Puerto Rico.
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
All references herein to "fiscal 2014", represent the results of the 52-week fiscal year ended January 31, 2015; to "fiscal 2013", represent the results of the 52-week fiscal year ended February 1, 2014; and to “fiscal 2012”, represent the results of the 53-week fiscal year ended February 2, 2013. In addition, all references herein to “fiscal 2015”, represent the 52-week fiscal year that will end on January 30, 2016.
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
Merchandise Inventories
Merchandise inventories are stated at the lower of average cost or market utilizing the retail method. At any given time, inventories include items that have been marked down to management’s best estimate of their fair market value. These estimates are based on a combination of factors, including current selling prices, current and projected inventory levels, current and projected rates of sell-through, known markdown and/or promotional events expected to create a permanent decrease in inventory value, estimated inventory shrink and aging of specific items. Allowances of approximately $3.6 million and $2.9 million have been recorded to write-down the

PACIFIC SUNWEAR OF CALIFORNIA, INC.

carrying value of existing inventory at January 31, 2015 and February 1, 2014, respectively, and can vary from year to year depending on the timing and nature of markdowns.
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
Impairment of Long-Lived Assets
The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of the Company’s stores, the Company determines whether certain stores will be able to generate sufficient cash flows over the remaining term of the related leases to recover the Company’s investment in the respective stores. In the event that management determines it is more likely than not a store will be closed, the Company evaluates whether it is necessary to change the depreciation estimates of the related store assets. Any changes to depreciation estimates as a result of that assessment are considered for the purposes of projecting the undiscounted cash flows in conjunction with testing the related assets for recoverability. Based on the results of this analysis, the Company will record an impairment charge within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Operations, to write-down the carrying value of its long-lived store assets to their estimated fair values. See Note 4, “Impairment of Long-Lived Assets,” for a discussion of asset impairment charges.
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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Revenue Recognition
Sales are recognized upon purchase by customers at the Company’s retail store locations or upon delivery to and acceptance by the customer for orders placed through the Company’s website. The Company records the sale of gift cards as a current liability and recognizes a sale when a customer redeems a gift card. The amount of the gift card liability is determined taking into account the Company’s estimate of the portion of gift cards that will not be redeemed or recovered (“gift card breakage”). Gift card breakage is generally recognized as revenue after 24 months, at which time the likelihood of redemption is considered remote based on the Company’s historical redemption data. Gift card breakage has never been more than 1.0% of net sales in any fiscal year. The Company accrues for estimated sales returns by customers based on historical sales return results. Sales return accrual activity for each of the three fiscal years in the period ended January 31, 2015, is as follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(In thousands)
Beginning balance	$439	$360	$347
Provisions	15,362	15,485	14,945
Usage	(15,352)	(15,406)	(14,932)
Ending balance	$449	$439	$360
Derivative Liability
The Company’s derivative liability requires bifurcation from the debt host and is remeasured at fair value at each reporting period. Changes in the related fair value are recorded in (gain) loss on derivative liability in the Company’s accompanying Statement of Operations and Comprehensive Operations. See Note 11, “Fair Value Measurements” for further discussion.
E-commerce Shipping and Handling Revenues and Expenses
Shipping and handling revenues and expenses relate to sales activity generated from the Company’s website. Amounts charged to the Company’s e-commerce customers for shipping and handling revenues are included in net sales. Amounts paid by the Company for e-commerce shipping and handling expenses are included in cost of goods sold and encompass payments to third-party shippers and costs to store, move and prepare merchandise for shipment.

Cost of Goods Sold, including Buying, Distribution and Occupancy Costs
Cost of goods sold includes the landed cost of merchandise and all expenses incurred by the Company’s buying and distribution functions. These costs include inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, depreciation, internal transfer costs, and any other costs borne by the Company’s buying department and distribution center. Occupancy costs include store rents, common area maintenance (“CAM”), as well as store expenses related to telephone service, supplies, repairs and maintenance, insurance, loss prevention, and taxes and licenses. Store rents, including CAM, were approximately $137 million, $134 million and $130 million in fiscal 2014, 2013 and 2012, respectively.
Vendor Allowances
Cash consideration received from vendors primarily includes discounts, vendor allowances and rebates. The Company recognizes cash received from vendors as a reduction in the price of the vendor’s products and, accordingly, as a reduction in cost of goods sold at the time the related inventory is sold.
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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Advertising Costs
Costs associated with the production or placement of advertising and other in-store visual and promotional materials, such as signage, banners, photography, design, creative talent, editing, magazine insertion fees and other costs associated with such advertising, are expensed the first time the advertising appears publicly. Advertising costs were approximately $13 million, $12 million and $14 million in each of fiscal years 2014, 2013 and 2012, respectively.
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

The Company recorded non-cash, stock-based compensation in the Consolidated Statements of Operations and Comprehensive Operations for fiscal 2014, 2013 and 2012 as follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(In thousands)
Stock-based compensation expense included in cost of goods sold	$372	$635	$666
Stock-based compensation expense included in selling, general and administrative expenses	1,249	2,008	2,170
Total stock-based compensation expense	$1,621	$2,643	$2,836
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

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Anti-dilutive options and nonvested shares	3,862,004	6,558,028	2,443,976
Vendor and Merchandise Concentrations
In fiscal years 2014 and 2012, no individual vendor accounted for more than 10% of total net sales. In fiscal 2013, Nike, Inc. (which includes the Hurley brand) accounted for 10% of net sales. No other vendor accounted for more than 10% of total net sales in fiscal 2014, 2013 or 2012.
The merchandise assortment for the Company as a percentage of net sales was as follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Men’s Apparel	46%	46%	48%
Women’s Apparel	39%	39%	37%
Accessories and Footwear	15%	15%	15%
Total	100%	100%	100%

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). This ASU sets forth guidance regarding management’s responsibility to (1) evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern, and (2) provide related footnote disclosures. ASU 2014-15 requires management to assess the Company’s ability to continue as a going concern by incorporating and expanding upon certain principles that currently exist in United States auditing standards. Specifically, this update provided a definition of the term “substantial doubt,” and added new Subtopic 205-40, Presentation of Financial Statements-Going Concern, which (1) requires an evaluation every reporting period, including interim periods, (2) sets forth principles for considering the mitigating effect of management’s plans, (3) mandates certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (4) mandates an express statement, and other disclosures, when substantial doubt is not alleviated, and (5) requires an assessment for a period of one year after the date that the financial statements are issued, or are available to be issued. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption of this ASU is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue From Contracts with Customers" ("ASU 2014-09"). The ASU amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The new standard is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. The Company is required to adopt ASU 2014-09 for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The new revenue accounting standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its financial position or results of operations.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment" and "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). The ASU amendment changes the requirements for reporting discontinued operations in Subtopic 205-20. The amendment is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted. The Company has adopted ASU 2014-08 as of the beginning of its fourth fiscal quarter of 2014. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations. See Note 15 to the Consolidated Financial Statements.
2.  PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	January 31, 2015	February 1, 2014
	(In thousands)
Leasehold improvements	$211,317	$214,287
Furniture, fixtures and equipment	204,638	206,883
Buildings and building improvements	40,662	40,632
Land	11,228	11,228
Total gross property and equipment	467,845	473,030
Less: Accumulated depreciation and amortization	(379,094)	(376,233)
Property and equipment, net	$88,751	$96,797

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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

	January 31, 2015	February 1, 2014
	(In thousands)
Internal use software costs	$52,978	$50,428
Less: Accumulated amortization	(41,909)	(37,460)
Intangible assets, net	$11,069	$12,968
The Company recorded amortization expense of $4 million, $4 million, and $6 million during fiscal 2014, 2013 and 2012, respectively.
Based on the Company's intangible assets as of January 31, 2015, the future estimated intangible amortization expense is approximately $4 million in fiscal 2015, $3 million in fiscal 2016, $2 million in 2017, $1 million in fiscal 2018 and $0.3 million in fiscal 2019.
4. IMPAIRMENT OF LONG-LIVED ASSETS
The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of the Company’s stores, the Company determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover the Company’s investment in the respective stores. In the event that management determines it is more likely than not a store will be closed, the Company evaluates whether it is necessary to change the depreciation estimates of the related store assets. Any changes to depreciation estimates as a result of that assessment are considered for the purposes of projecting the undiscounted cash flows in conjunction with testing the related assets for recoverability. The Company recorded the following non-cash impairment charges related to its retail stores within the accompanying Consolidated Statements of Operations and Comprehensive Operations, to write-down the carrying value of its long-lived store assets to their estimated fair values.

	Fourth Quarter Ended		Fiscal Year Ended
	(Unaudited)
	(In thousands)
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014	February 2, 2013
Impairment charges from continuing operations	$204	$1,168	$2,244	$3,190	$5,174
Impairment charges from discontinued operations	—	5	—	14	167
Total impairment charges	$204	$1,173	$2,244	$3,204	$5,341

	January 31, 2015	February 1, 2014
	(In thousands, except number of stores)
Carrying value of assets tested for impairment	$1,115	$3,661
Carrying value of assets with impairment	$291	$1,500
Fair value of assets impaired	$87	$327
Number of stores tested for impairment	41	56
Number of stores with impairment	8	12
The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $0.2 million and $1.2 million, respectively, during the fourth fiscal quarters ended January 31, 2015 and February 1, 2014, respectively, and $2.2 million, $3.2 million and $5.3 million, during the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively.
The decrease in the number of stores tested for impairment year-over-year was primarily related to the Company’s recent closure of certain underperforming stores and the improved financial performance of the remaining store base. Based on historical operating performance and the projected outlook for a subset of the stores tested for impairment as of January 31, 2015, the Company believes that the remaining asset value of approximately $0.1 million, is recoverable.
During the third quarter of fiscal 2014, the Company determined that certain software previously capitalized for internal use was abandoned. As a result, the Company recorded an impairment charge of $1.1 million and accrued approximately $0.4 million related to future software maintenance costs.
5.  OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

PACIFIC SUNWEAR OF CALIFORNIA, INC.

	January 31, 2015	February 1, 2014
	(In thousands)
Accrued compensation and benefits	$12,528	$7,858
Accrued gift cards	8,905	9,036
Sales taxes payable	3,720	1,549
Other	23,030	18,843
Total other current liabilities	$48,183	$37,286
6.  CREDIT FACILITY
On December 7, 2011, the Company entered into a new five-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “Wells Credit Facility”), which replaced the Company’s previous revolving credit facility with JPMorgan Chase. Borrowings under the Wells Credit Facility bear interest at a floating rate which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate, plus 1.75% or 0.75%, respectively, (as defined in the Wells Credit Facility, 1.92% as of January 31, 2015). Extensions of credit under the Wells Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Wells Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The Wells Credit Facility is secured by liens and security interests with (a) a first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) a second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The Wells Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The Company is not subject to any financial covenant restrictions under the Wells Credit Facility. The Wells Credit Facility is scheduled to mature on December 7, 2016. At January 31, 2015, the Company had no direct borrowings and $7 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under the Wells Credit Facility at January 31, 2015 was approximately $29 million.
Consistent with its previous expectations, in the fourth quarter of fiscal 2014 the Company borrowed $15 million on the Wells Credit Facility to finance inventory purchases for the holiday season. The Company repaid such borrowings prior to the end of the fourth quarter of fiscal 2014. Based on current forecasts, the Company believes that its cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet its operating and capital expenditure needs for the next twelve months.

7. DEBT
Term Loan
On December 7, 2011, the Company obtained the $60 million Term Loan funded by an affiliate of Golden Gate Capital. The Term Loan bears interest at a rate of 5.5% per annum to be paid in cash, due and payable quarterly in arrears, and 7.5% per annum, due and payable-in-kind (“PIK”) annually in arrears, with such PIK interest then due and payable being added to the outstanding principal balance of the Term Loan at the end of each fiscal year, and with adjustments to the cash and PIK portion of the interest rate in accordance with the Term Loan agreement, following principal prepayments. During fiscal 2014, the Company recorded $9 million of interest expense related to the Term Loan, including approximately $5 million of accrued PIK interest. In fiscal 2013, the Company recorded $9 million of interest expense, including approximately $5 million of accrued PIK interest, related to the Term Loan. Annual interest related to the Term Loan for fiscal 2015 is expected to be approximately $10 million, including approximately $6 million of accrued PIK interest. The Term Loan is guaranteed by each of the Company’s subsidiaries and will be guaranteed by any future domestic subsidiaries of the Company. The Term Loan is secured by liens and security interests with (a) a first priority security interest in all long-term assets of the Company and PacSun Stores and all other assets not subject to a first lien and security interest pursuant to the Wells Credit Facility, (b) a first priority pledge of the equity interests of Miraloma and (c) a second priority security interest in all assets of the Company and PacSun Stores subject to a first lien and security interest pursuant to the Wells Credit Facility. The Term Loan also contains covenants substantially identical to those in the Wells Credit Facility. The principal balance and any unpaid interest related to the Term Loan is due on December 7, 2016. The Company is not subject to any financial covenant restrictions under the Term Loan.
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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

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
On July 1, 2014, the Company modified certain terms associated with the Miraloma Note and the PacSun Stores Note. The note modification executed by Miraloma (the "New Miraloma Note”) (i) provided for an additional advance of $0.3 million to fund the payment of fees, commissions and expenses incurred by the Company in connection with the New Miraloma Note, resulting in a new principal balance of $15.9 million; (ii) extended the maturity date of the New Miraloma Note to July 1, 2021; (iii) reduced the interest rate to 5.25% per annum; and (iv) provided that the New Miraloma Note may not be prepaid prior to July 1, 2017 and thereafter may be prepaid only upon payment of prepayment fees pursuant to a schedule set forth in the note modification. The amended note executed by PacSun Stores (the "New PacSun Stores Note”) (i) provided for an additional advance of $0.2 million to fund the payment of fees, commissions and expenses incurred by the Company in connection with the New PacSun Stores Note, resulting in a new principal balance of $12.3 million; (ii) extended the maturity date of the New PacSun Stores Note to July 1, 2021; (iii) reduced the interest rate to 5.25% per annum; and (iv) provided that the New PacSun Stores Note may not be prepaid prior to July 1, 2017 and thereafter may be prepaid only upon payment of prepayment fees pursuant to a schedule set forth in the note modification.
As of January 31, 2015, the remaining aggregate principal payments due under the Term Loan and the Mortgage Debt are as follows:

	Fiscal Year
	2015	2016	2017	2018	Thereafter	Total
Mortgage Debt	$541	$570	$600	$633	$25,584	$27,928
Term Loan (1)	—	75,623	—	—	—	75,623
Total	$541	$76,193	$600	$633	$25,584	$103,551
		Less: Term Loan discount				(8,586)
		Less: current portion of long-term debt				(541)
		Total long-term debt				$94,424
(1)Upon maturity of the Term Loan, $26.7 million of PIK interest will become due and payable, of which $15.6 million is included in the Term Loan as of January 31, 2015.
The Company recorded interest expense of approximately $16 million, $14 million and $13 million during fiscal 2014, 2013 and 2012, respectively.
8.  INDUSTRIAL REVENUE BOND TRANSACTION – OLATHE, KANSAS
On July 17, 2007, PacSun Stores completed an industrial revenue bond financing transaction with the city of Olathe, Kansas (the “City”) that will provide property tax savings for 10 years on the Company’s distribution center located in the City. In the transaction, the City purchased the land and building from PacSun Stores through the issuance to PacSun Stores of approximately $23 million in industrial revenue bonds due January 1, 2018 (“Bonds”) and contemporaneously leased the land and building to PacSun Stores for an identical term. PacSun Stores can call the Bonds at any time it chooses, but would lose its property tax benefit in the event this transaction was to be canceled. In the Company’s Consolidated Balance Sheets, the land and building remain a component of property and equipment, the investment in the Bonds is included in other assets, and the related long-term lease obligation is included in other long-term liabilities.
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
9. SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred Stock
In conjunction with the Term Loan, the Company issued convertible series B preferred stock (the "Series B Preferred") to an affiliate of Golden Gate Capital which, based on the initial conversion ratio, gives that affiliate the right to purchase up to 13.5 million shares

PACIFIC SUNWEAR OF CALIFORNIA, INC.

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
Shareholder Protection Rights Plan
On March 22, 2013, the Company’s Board of Directors adopted a Shareholder Protection Rights Agreement (the “New Rights Plan”) and declared a dividend of one preferred share purchase right (a “Right”) on each outstanding share of common stock, par value $0.01 per share. The New Rights Plan replaces the previous Shareholder Protection Rights Agreement that was adopted on December 7, 2011, which was amended to expire upon adoption of the New Rights Plan. The dividend was paid to shareholders of record on April 1, 2013, upon certification by the Nasdaq Global Select Market to the SEC that the Rights were approved for listing. The New Rights Plan was approved by the Company's shareholders at the 2013 annual meeting of shareholders.
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
Stock-Based Compensation
The Company maintains two stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the "2005 Plan”) and (2) the amended and restated Employee Stock Purchase Plan (the “ESPP”). The types of awards that may be granted under the 2005 Plan include stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the 2005 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2005 Plan is determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the 2005 Plan is ten years after the grant date of the award. As of January 31, 2015, the maximum number of shares of the Company’s common stock that was available for award grants under the 2005 Plan was 2.7 million shares. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, as applicable, will become available for future award grants under the 2005 Plan. The 2005 Plan was terminated on March 22, 2015. On March 19, 2015, the Board of Directors approved the 2015 Long-Term Incentive Plan (the "2015 Plan") to replace the expiring 2005 Plan. The 2015 Plan is subject to approval by shareholders at the 2015 Annual Meeting.
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
Stock Options
The fair value of the Company’s stock-based compensation activity was determined using the following weighted-average assumptions:

PACIFIC SUNWEAR OF CALIFORNIA, INC.

	For the Fiscal Year Ended
	January 31, 2015		February 1, 2014		February 2, 2013
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Expected life	NA	1 year	NA	1 year	4 years	0.5 years
Expected volatility	NA	60%	NA	63%	87% - 88%	71%
Risk-free interest rate	NA	0.1%	NA	0.1%	0.5% - 0.9%	0.1% - 0.2%
Expected dividends	NA	$—	NA	$—	$—	$—
Under the 2005 Plan, incentive and nonqualified stock options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. No stock options were granted by the Company during fiscal years 2014 or 2013. A summary of stock option (incentive and nonqualified) activity for fiscal 2014 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000s)
Outstanding at February 1, 2014	2,209,379	$5.11
Granted	—	—
Exercised	(1,500)	1.64
Forfeited or expired	(294,652)	11.66
Outstanding at January 31, 2015	1,913,227	$4.11	1.76	$135
Vested and expected to vest at January 31, 2015	1,911,749	$4.11	1.75	$134
Exercisable at January 31, 2015	1,881,808	$4.13	1.72	$123
At January 31, 2015, incentive and nonqualified options to purchase 1,913,227 shares were outstanding and 2,702,092 shares were available for future grant under the Company’s stock compensation plans. In each of fiscal 2014, 2013 and 2012, the Company did not recognize tax benefits related to stock-based compensation due to a full valuation allowance against various deferred tax assets. See “Income Taxes” in Notes 1 and 10 for further discussion regarding the realizability of the Company’s deferred tax assets and its assessment of a need for a valuation allowance.
The weighted-average grant-date fair value per share of options granted during fiscal 2012 was $1.07. There were 1,500, 10,375 and 143,900 stock options exercised during fiscal 2014, 2013, and 2012, respectively. The total intrinsic value of options exercised during fiscal years 2014 and 2013 was immaterial.The total intrinsic value of options exercised in fiscal 2012 was $0.3 million.
Restricted Stock Awards
A summary of service-based restricted stock awards activity under the 2005 Plan for fiscal 2014 is presented in the following table. Except as described below, such restricted stock awards contain a service-based restriction as to vesting. These awards generally vest over 4 years with 25% of the grant vesting each year on the anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 1, 2014	1,319,571	$2.13
Granted	255,000	1.90
Vested	(448,788)	2.26
Forfeited	(161,782)	2.23
Outstanding at January 31, 2015	964,001	$1.99
The weighted-average grant-date fair value per share of service-based restricted stock awards granted during each of fiscal 2014, 2013 and 2012 was $1.90, $2.53 and $1.75, respectively. The total fair value of awards vested during fiscal 2014, 2013 and 2012 was $1.3 million, $1.2 million and $0.4 million, respectively.
During fiscal 2012, the Company granted 675,000 performance-based restricted stock awards which only vest upon the achievement of certain financial targets. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during fiscal 2012 was $1.77. There were no performance-based restricted stock awards granted in either fiscal 2014 or 2013.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Restricted Stock Units
A summary of restricted stock units activity under the 2005 Plan for fiscal 2014 is presented below. Restricted stock units contain a service-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at February 1, 2014	122,480	$3.47
Granted	150,000	2.25
Vested	(122,480)	3.47
Forfeited	—	—
Outstanding at January 31, 2015	150,000	$2.25
The weighted-average grant-date fair value per share of restricted stock units granted during each of fiscal 2014, 2013 and 2012 was $2.25, $3.47 and $1.57, respectively. The total fair value of the restricted stock units vested during each of fiscal 2014, 2013 and 2012 was $0.3 million, $0.4 million, and $0.2 million, respectively.
Stock-based compensation expense recognized related to nonvested stock options, restricted stock awards and restricted stock units during fiscal 2014, 2013 and 2012, was $1.6 million, $2.6 million and $2.8 million, respectively. At January 31, 2015, the Company had approximately $1.5 million of compensation cost related to nonvested stock options, service-based restricted stock awards, performance-based restricted stock awards, and restricted stock units expected to be recognized over a weighted-average period of approximately 1.7 years.
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
The Company recognized compensation expense related to the ESPP of $0.1 million in each of fiscal 2014, 2013 and 2012. During fiscal 2014, 2013 and 2012, the Company issued 174,335, 149,398 and 236,668 shares at an average price of $2.14, $1.50 and $1.50, respectively, under the ESPP.
10. INCOME TAXES
The components of income tax expense for the fiscal periods presented are as follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(In thousands)
Current income taxes:
Federal	$—	$—	$—
State	387	949	819
Total current	387	949	819
Deferred income taxes:
Federal	—	—	—
State	340	(152)	15
Total deferred	340	(152)	15
Total income tax expense	$727	$797	$834
In fiscals years 2014 and 2012, there were no material tax benefits from uncertain tax positions. In fiscal 2013 there were tax benefits from uncertain tax positions of approximately $0.3 million.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

A reconciliation of income tax expense (benefit) to the amount of income tax expense that would result from applying the federal statutory rate to loss from continuing operations before income taxes for the fiscal periods presented was as follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(In thousands)
Benefit for income taxes at statutory rate	$(10,020)	$(16,163)	$(18,112)
State income taxes, net of federal income tax benefit	(249)	(363)	(900)
Valuation allowance	11,670	13,271	19,557
Derivative liability	(795)	3,723	2
Other	121	329	287
Total income tax expense	$727	$797	$834

The major components of the Company’s overall net deferred tax asset of approximately $4 million at January 31, 2015 and February 1, 2014 respectively, were as follows:

	January 31, 2015	February 1, 2014
	(In thousands)
Current net deferred tax asset	$5,933	$3,715
Noncurrent net deferred tax asset	148,132	138,576
	154,065	142,291
Valuation allowance	(150,395)	(138,281)
Total net deferred tax asset	$3,670	$4,010
Deferred tax assets:
Net operating loss and tax credit carryforwards	$134,637	$126,213
Deferred lease incentives	4,546	5,414
Deferred rent	6,172	6,372
Deferred and stock-based compensation	5,050	4,912
Inventory cost capitalization	2,683	2,552
Other	5,798	3,384
	158,886	148,847
Deferred tax liabilities:
Depreciation and amortization	$(1,073)	$(2,920)
Prepaid expenses	(2,464)	(2,234)
State income taxes	(1,284)	(1,402)
	(4,821)	(6,556)
Net deferred taxes before valuation allowance	154,065	142,291
Less: valuation allowance	(150,395)	(138,281)
Total net deferred tax asset	$3,670	$4,010
In accordance with ASC 740, “Income Taxes” (“ASC 740”), and as a result of continued pre-tax operating losses, a full valuation allowance was established by the Company during the fourth quarter of 2009 and continues to be maintained on all federal and the majority of state and local jurisdiction net deferred tax assets. The Company has discontinued recognizing income tax benefits until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As of the year ended January 31, 2015, the Company did not record a valuation allowance against various deferred tax assets related to separate filing jurisdictions of $3.7 million as the Company concluded it is more likely than not these deferred tax assets will be utilized before expiration. As of the year ended January 31, 2015, federal valuation allowances and state valuation allowances against deferred tax assets were $124.4 million and $26.0 million, respectively. The Company recorded the $12.1 million change in valuation allowance with a continuing operations valuation allowance provision of $11.7 million. The $0.4 million difference between the balance sheet change in valuation allowance and continuing operations valuation allowance provision relates to the federal benefit of the state valuation allowance provision.
As of January 31, 2015, the Company had tax effected federal net operating losses (“NOLs”) of approximately $108.3 million available to offset future federal taxable income. In addition, as of January 31, 2015 the Company had tax effected state NOLs of approximately

PACIFIC SUNWEAR OF CALIFORNIA, INC.

$21.1 million available to offset future state taxable income. Federal and state NOLs will expire at various times and in varying amounts in the Company's fiscal tax years 2015 through 2034. The Company also had federal and state credit carryforwards of approximately $0.6 million and $4.6 million, respectively. The Company’s federal and state credit carryforwards will begin to expire in 2029 and 2017, respectively.

The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the year ended January 31, 2015. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be significantly limited.

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the "tangible property regulations"). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014. The tangible property regulations required the Company to make additional tax accounting method changes effective as of February 2, 2014 and to be included with the filing of its federal tax return due October 15, 2015.  The Company does not anticipate the impact of filing these method changes to have a material impact on its financial position or results of operations.
As of January 31, 2015 and February 1, 2014, there were no material unrecognized income tax benefits accounted for under ASC 740 and no material unrecognized tax benefits that would, if recognized, favorably affect the Company's effective income tax rate in any future periods. The Company does not anticipate that total unrecognized tax benefits will change significantly in the next twelve months.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (including interest and penalties) at January 31, 2015, February 1, 2014, and February 2, 2013:

	January 31, 2015	February 1, 2014	February 2, 2013
	(In thousands)
Unrecognized tax benefits, opening balance	$11	$324	$313
Gross increases — tax positions in prior period	—	—	11
Gross decreases — tax positions in prior period	(10)	(128)	—
Settlements	—	(185)	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, ending balance	$1	$11	$324
Estimated interest and penalties related to the underpayment of income taxes are included in income tax expense and were not material as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and multiple other state and local jurisdictions. The Company is no longer subject to U.S. federal examinations for years prior to 2011 and, with few exceptions, is no longer subject to state and local examinations for years before 2010.
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

PACIFIC SUNWEAR OF CALIFORNIA, INC.

Recurring Fair Value Measurements
Derivative Liability
The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option-pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions:

	January 31, 2015	February 1, 2014	February 2, 2013
Stock price	$2.75	$2.88	$2.02
Conversion price	$1.75	$1.75	$1.75
Expected volatility	77%	73%	68%
Expected term (in years)	6.9	7.9	8.9
Risk free interest rate	1.49%	2.40%	2.04%
Expected dividends	$—	$—	$—
The following table presents the activity recorded for the derivative liability during the fiscal periods as follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(In thousands)
Beginning balance	$30,720	$20,082	$20,076
(Gain) loss on change in fair value	(2,272)	10,638	6
Ending balance	$28,448	$30,720	$20,082
Changes in the fair value of the derivative liability are included in (gain) loss on derivative liability in the accompanying Consolidated Statements of Operations and Comprehensive Operations.
Money Market Funds
As of January 31, 2015, the Company did not hold any amounts in money market funds, compared to $20 million held in money market funds at February 1, 2014. The fair value of money market funds is determined based on “Level 1” inputs in accordance with ASC 820, which consist of quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.
Non-Recurring Fair Value Measurements
On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its long-lived assets at fair value based on Level 3 inputs including, but not limited to, moderate comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During fiscal 2014, 2013 and 2012 the Company recorded $2.2 million, $3.2 million and $5.3 million of store impairment charges in the accompanying Consolidated Statements of Operations and Comprehensive Operations. During the third quarter of 2014, the Company determined that certain software previously capitalized for internal use was abandoned, and as a result, the Company recorded an impairment charge of $1.1 million.
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
The table below details the fair values and carrying values for mortgage debt and the components of long-term debt as of January 31, 2015, and February 1, 2014. The Company uses a discounted cash flow model to estimate the fair value of its debt for each reporting period, which contains certain Level 3 inputs, including but not limited to current market interest rates for similar long-term obligations. These fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of these financial instruments.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

	January 31, 2015
	Carrying Value	Fair Value
	(In thousands)
Mortgage Debt	$27,928	$26,938
Term Loan	75,623	74,706
Term Loan discount	(8,586)	(8,586)
	$94,965	$93,058

	February 1, 2014
	Carrying Value	Fair Value
	(In thousands)
Mortgage Debt	$27,978	$28,982
Term Loan	70,293	69,252
Term Loan discount	(11,582)	(11,582)
	$86,689	$86,652
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, approximated fair value due to their short maturities. The fair value of long-term debt is estimated based on discounting future cash flows utilizing current rates for debt of a similar type and remaining maturity.
12. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its retail stores and certain equipment under operating lease agreements expiring at various dates through January 2026. Many of its retail store leases require the Company to pay CAM charges, insurance, property taxes and percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, some of which contain renewal options exercisable at the Company’s discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease. Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in the Company’s favor that relieve the Company of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed certain amounts or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, the Company is not required to make payments to landlords in order to exercise its cancellation rights under these provisions. The Wells Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the stores the Company is projecting to close by the end of fiscal 2015. None of the Company’s retail store leases contain purchase options.
As of January 31, 2015, minimum future rental commitments under non-cancelable operating leases were as follows (in thousands):

Fiscal year ending:
January 30, 2016	$77,823
January 28, 2017	66,058
February 3, 2018	58,887
February 2, 2019	47,603
February 1, 2020	34,420
Thereafter	65,519
Total future operating lease commitments	$350,310
The table above does not include CAM charges, which are also a required contractual obligation under many of the Company’s store operating leases. In many of the Company’s leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Store rents, including CAM, were approximately $137 million, $134 million and $130 million in fiscal 2014, 2013 and 2012, respectively. Of these amounts, $5 million in fiscal 2014, $5 million in fiscal 2013, and $7 million in fiscal 2012, were paid as percentage rent based on sales volume. The Company expects total CAM charges to continue to increase from year to year or as long-term leases come up for renewal at current market rates in excess of original lease terms.
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
Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. On February 21, 2014, the plaintiff filed her motion to certify a class with respect to several claims. The Company’s opposition to such motion was filed on June 30, 2014 and the plaintiff's reply to such opposition was filed on November 4, 2014. The hearing on the plaintiff’s motion will now be held on June 24, 2015. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.
The Company is also involved from time to time in other litigation incidental to its business. The Company cannot currently assess whether the outcome of current litigation will likely have a material adverse effect on its results of operations or financial condition and, from time to time, the Company may make provisions for probable litigation losses. Depending on the actual outcome of pending litigation, charges in excess of any provisions could be recorded in the future, which may have a material adverse effect on the Company’s operating results.
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
Letters of Credit
The Company has issued guarantees in the form of standby and commercial letters of credit, of which there were approximately $7 million and $10 million outstanding at January 31, 2015 and February 1, 2014, respectively, as security for merchandise shipments from overseas vendors and other obligations incurred during the ordinary course of business. All in-transit merchandise covered by commercial letters of credit is accrued for in accounts payable.
Minimum Royalties
The Company has licensing arrangements under which the Company sells certain branded apparel and pays the licensor royalties. The contractually obligated minimum guaranteed royalty payments were approximately $6 million at January 31, 2015 and February 1, 2014.
13.  RETIREMENT PLANS
The Company maintains an Executive Deferred Compensation Plan (the “Executive Plan”) covering Company officers that is funded by participant contributions and periodic Company discretionary contributions. Vested participant balances are included in other long-term liabilities and were approximately $2 million as of January 31, 2015 and February 1, 2014. In fiscal 2009, the Company discontinued any matching contributions to the Executive Plan.
The Company also maintains an Employee Savings Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering substantially all employees who have reached age 21. The 401(k) Plan is funded by participant contributions and Company matching contributions. The Company made contributions to the 401(k) Plan, net of forfeitures, of approximately $1.3 million, $1.2 million, and $1.2 million in fiscal 2014, 2013, and 2012, respectively.

PACIFIC SUNWEAR OF CALIFORNIA, INC.

14. SEGMENT REPORTING
The Company operates exclusively in the retail apparel industry. The Company designs, produces and distributes clothing and related products catering to teens and young adults through its primarily mall-based PacSun retail stores. The Company has identified two operating segments: PacSun stores and www.pacsun.com. The two operating segments have been aggregated into one reportable segment based on the similar nature of products sold, production, merchandising and distribution processes involved, target customers, and economic characteristics among the two operating segments.
15.  DISCONTINUED OPERATIONS
The Company complies with the presentation and disclosure guidance provided by ASC Topic 205, “Presentation of Financial Statements-Discontinued Operations” (“ASC 205”) with respect to its store closure activity. In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment" and "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). The ASU amendment changes the requirements for reporting discontinued operations in Subtopic 205-20. The amendment is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. Early adoption is permitted. The Company has adopted ASU 2014-08 as of the beginning of its fourth fiscal quarter of 2014. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.
During fiscal 2014, 2013 and 2012, the Company closed 18, 30 and 92 underperforming stores, respectively. The Company does not believe the stores closed after the adoption of ASU 2014-08 represent a "strategic shift" as defined in the guidance. Prior to the adoption of ASU 2014-08, the cash flows of the closed stores were determined not to be significant to ongoing operations, and the cash inflows of nearby stores were not expected to increase significantly, therefore, the results of operations of these closed stores are included in discontinued operations.
The following table details the operating results included in discontinued operations for the periods presented:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013

Net sales	$16,133	$73,532
Cost of goods sold, including buying, distribution and occupancy costs	13,033	54,231
Gross margin	3,100	19,301
Selling, general and administrative expenses	4,864	18,719
Operating (loss) income	(1,764)	582
Income tax (benefit) expense	(19)	74
(Loss) income from discontinued operations	$(1,745)	$508

PACIFIC SUNWEAR OF CALIFORNIA, INC.

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Net sales and gross margin data reflect continuing operations only. Quarterly financial data for fiscal 2014 and 2013 are as follows:

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR ENDED JANUARY 31, 2015:
Net sales	$171,143	$211,749	$212,292	$231,593
Gross margin	44,663	61,539	56,683	60,348
(Loss) income from continuing operations	(10,397)	7,501	(469)	(25,990)
Net (loss) income	(10,397)	7,501	(469)	(25,990)
(Loss) income per share from continuing operations:
Basic	(0.15)	0.11	(0.01)	(0.38)
Diluted	(0.15)	0.10	(0.01)	(0.38)
Net (loss) income per share:
Basic	(0.15)	0.11	(0.01)	(0.38)
Diluted	(0.15)	0.10	(0.01)	(0.38)
Weighted-average shares outstanding:
Basic	68,750	69,070	69,235	69,261
Diluted	68,750	73,197	69,235	69,261

FISCAL YEAR ENDED FEBRUARY 1, 2014:
Net sales	$166,352	$210,054	$202,795	$218,591
Gross margin	41,781	62,586	51,173	43,704
(Loss) income from continuing operations	(24,054)	(18,604)	17,715	(22,033)
(Loss) income from discontinued operations, net of tax effects	(127)	(641)	(473)	(504)
Net (loss) income	(24,181)	(19,245)	17,242	(22,537)
(Loss) income per share from continuing operations:
Basic	(0.35)	(0.27)	0.26	(0.32)
Diluted	(0.35)	(0.27)	0.24	(0.32)
Loss per share from discontinued operations:
Basic	—	(0.01)	(0.01)	(0.01)
Diluted	—	(0.01)	(0.01)	(0.01)
Net (loss) income per share:
Basic	(0.35)	(0.28)	0.25	(0.33)
Diluted	(0.35)	(0.28)	0.23	(0.33)
Weighted-average shares outstanding:
Basic	68,242	68,464	68,568	68,586
Diluted	68,242	68,464	75,515	68,586
Income (loss) per share amounts are computed for each of the fiscal quarters presented based on basic and diluted shares outstanding and, therefore, may not sum to the totals for the fiscal year.

INDEX TO EXHIBITS

Incorporated by Reference

Exhibit #	Exhibit Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/2004
3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/1998
3.3	Certificate of Determination of Preferences of Convertible Series B Preferred Stock of the Company	8-K	12/7/2011
3.3	Sixth Amended and Restated Bylaws of the Company	10-Q	9/6/2013
4.1	Specimen stock certificate	S-1	2/4/1993
4.2	Shareholder Protection Rights Agreement, dated as of March 22, 2013, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise	8-K	3/26/2013
10.1*	Form of Indemnity Agreement between the Company and each of its executive officers and directors	S-1	2/4/1993
10.2*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan and Trust Agreement	10-K	3/17/1995
10.3*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective May 30, 2001	10-K	4/1/2009
10.4*	Pacific Sunwear of California, Inc. Executive Deferred Compensation Plan, as amended and restated effective December 31, 2008 (subject to section 409A deferrals)	10-K	4/1/2009
10.5*	Amended and Restated Pacific Sunwear of California, Inc. 1999 Stock Award Plan dated March 24, 2004	10-Q	5/21/2004
10.6*	Pacific Sunwear of California, Inc. 2005 Performance Incentive Plan	8-K	5/24/2005
10.7*	Amended and Restated Pacific Sunwear of California, Inc. Employee Stock Purchase Plan dated November 17, 2004	10-Q	12/9/2004
10.8*	Form of Performance-Based Bonus Award Agreement	10-Q	12/9/2004
10.9*	Form of Notice of Director Stock Appreciation Right Award Agreement	8-K	5/23/2006
10.10*	Form of Notice of Employee Stock Appreciation Right Award Agreement	8-K	5/23/2006
10.11*	Form of Notice of Employee Restricted Stock Award Agreement	8-K	5/23/2006
10.12*	Pacific Sunwear of California, Inc. Executive Severance Plan, as amended and restated as of November 20, 2008	10-K	4/1/2009
10.13.1*	Amended and Restated Employment Agreement, dated as of March 20, 2012, between the Company and Gary H. Schoenfeld	8-K	3/20/2012
10.13.2 *	Amendment to Amended and Restated Employment Agreement of Gary H. Schoenfeld, dated as of Febuary 4, 2015.	8-K	2/10/2015
10.14+	Summary of Board of Directors’ Compensation for fiscal 2015
10.15+	Summary of Named Executive Officers Annual Compensation for fiscal 2015
10.16	Trust Indenture, dated as of July 17, 2007, between the City of Olathe, Kansas and U.S. Bank National Association, as Trustee	8-K	7/23/2007
10.17	Lease Agreement, dated as of July 17, 2007, between the City of Olathe, Kansas and Pacific Sunwear Stores Corp.	8-K	7/23/2007
10.18	Promissory Note Secured by a Deed of Trust, dated August 20, 2010, executed by Miraloma Borrower Corporation in favor of American National Insurance Company	8-K	8/24/2010
10.18.1	Modification Agreement, dated as of July 1, 2014 between Miraloma Borrower Corporation and American National Insurance Company	8-K	7/7/2014
10.19	Deed of Trust, Assignment of Rents and Security Agreement, dated August 20, 2010, executed by Miraloma Borrower Corporation in favor of American National Insurance Company	8-K	8/24/2010
10.20	Promissory Note, dated August 20, 2010, executed by Pacific Sunwear Stores Corp. in favor of American National Insurance Company	8-K	8/24/2010
10.20.1	Modification of Note, Mortgage and Other Agreements, dated as of July 1, 2014 between Pacific Sunwear Stores Corp. and American National Insurance Company	8-K	7/7/2014

Incorporated by Reference

Exhibit #	Exhibit Description	Form	Filing Date
10.21	Mortgage Security Agreement, Financing Statement and Fixture Filing, dated August 20, 2010, executed by Pacific Sunwear Stores Corp. in favor of American National Insurance Company	8-K	8/24/2010
10.22	Absolute, Unconditional Guaranty, dated August 20, 2010, executed by the Company in favor of American National Insurance Company	8-K	8/24/2010
10.23
$100,000,000 Credit Agreement, dated as of December 7, 2011, among the Company and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and Swing Line Lender, and Wells Fargo Capital Finance, LLC. as Syndication Agent, Documentation Agent, Sole Lead Arranger and Sole Bookrunner, Pacific Sunwear Stores Corp. and Wells Fargo Bank N.A.
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
10.26.1
First Amendment to the Credit Agreement, dated as of April 2, 2012, between the Company and PS Holdings Agency Corp., as agent, and PS Holdings of Delaware, LLC – Series A and PS Holdings of Delaware, LLC – Series B, as lenders
		10-K	4/3/2012
10.27	Facility Guaranty, dated as of December 7, 2011, between Pacific Sunwear Stores Corp. and PS Holdings Agency Corp.	8-K	12/7/2011
10.28	Unsecured Guaranty, dated as of December 7, 2011, between Miraloma Borrower Corporation and PS Holdings Agency Corp.	8-K	12/7/2011
10.29	Security Agreement, dated as of December 7, 2011, among the Company and certain subsidiaries of the Company and PS Holdings Agency Corp.	8-K	12/7/2011
10.30	Stock Purchase and Investor Rights Agreement, dated as of December 7, 2011, between the Company and PS Holdings of Delaware, LLC – Series A	8-K	12/7/2011
10.30.1	First Amendment to the Stock Purchase and Investor Rights Agreement, dated as of April 2, 2012, between the Company and PS Holdings, of Delaware, LLC – Series A	8-K	4/3/2012
10.31	Registration Rights Agreement, dated as of December 7, 2011, between the Company and PS Holdings of Delaware, LLC – Series A	8-K	12/7/2011
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