Form 10-Q
period 2015-05-02
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2015-06-04
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On June 3, 2015, the registrant had 69,612,333 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended May 2, 2015

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	May 2, 2015	January 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,232	$22,588
Inventories	95,449	81,658
Prepaid expenses	12,189	12,692
Other current assets	5,197	3,992
Total current assets	128,067	120,930
Property and equipment, net	86,621	88,751
Deferred income taxes	6,034	6,034
Intangible assets, net	10,686	11,069
Other assets	25,127	25,495
TOTAL ASSETS	$256,535	$252,279

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$58,292	$36,775
Derivative liability	19,367	28,448
Other current liabilities	43,854	48,183
Total current liabilities	121,513	113,406
LONG-TERM LIABILITIES:
Deferred lease incentives	12,068	10,804
Deferred rent	14,513	14,694
Long-term debt	95,270	94,424
Other liabilities	25,866	28,368
Total long-term liabilities	147,717	148,290
Commitments and contingencies (Note 11)
SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 69,607,933 and 69,265,844 shares issued and outstanding, respectively	696	693
Additional paid-in capital	24,593	24,384
Accumulated deficit	(37,984)	(34,494)
Total shareholders’ deficit	(12,695)	(9,417)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$256,535	$252,279

See Notes to Condensed Consolidated Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	For the First Quarter Ended
	May 2, 2015	May 3, 2014
Net sales	$166,503	$171,143
Cost of goods sold, including buying, distribution and occupancy costs	121,858	126,480
Gross margin	44,645	44,663
Selling, general and administrative expenses	52,141	52,026
Operating loss	(7,496)	(7,363)
Gain on derivative liability	(9,081)	(1,225)
Interest expense, net	4,144	3,877
Loss before income taxes	(2,559)	(10,015)
Income taxes	931	382
Net loss	$(3,490)	$(10,397)
Comprehensive loss	$(3,490)	$(10,397)

Net loss per share:
Basic and diluted	$(0.05)	$(0.15)
Weighted-average shares outstanding:
Basic and diluted	69,431,226	68,750,020

See Notes to Condensed Consolidated Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, All Amounts in Thousands)

	For the First Quarter Ended
	May 2, 2015	May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,490)	$(10,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,232	5,696
Asset impairment	541	783
Loss on disposal of property and equipment	28	16
Gain on derivative liability	(9,081)	(1,225)
Amortization of debt discount	986	724
Non-cash stock-based compensation	758	495
Change in assets and liabilities:
Inventories	(13,791)	(12,789)
Other current assets	(702)	(486)
Other assets	106	330
Accounts payable	21,517	10,134
Other current liabilities	(5,260)	2,932
Deferred lease incentives	1,264	(708)
Deferred rent	(181)	(208)
Other long-term liabilities	(2,243)	(34)
Net cash used in operating activities	(4,316)	(4,737)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and intangible assets	(2,064)	(2,862)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under mortgage borrowings	(133)	(150)
Principal payments under capital lease obligations	(296)	(67)
Statutory withholding payments for stock-based compensation	(547)	—
Net cash used in financing activities	(976)	(217)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,356)	(7,816)
CASH AND CASH EQUIVALENTS, beginning of period	22,588	27,769
CASH AND CASH EQUIVALENTS, end of period	$15,232	$19,953
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,400	$1,553
Cash paid for income taxes	$28	$304
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property, equipment and intangible assets purchases accrued at end of period	$1,440	$1,256

See Notes to Condensed Consolidated Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of May 2, 2015, the Company leased and operated 605 stores in each of the 50 states and Puerto Rico.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (“fiscal 2014”) filed with the SEC. The Condensed Consolidated Financial Statements include the accounts of Pacific Sunwear of California, Inc. and its wholly-owned subsidiaries (Pacific Sunwear Stores Corp., a California corporation (“PacSun Stores”) and Miraloma Borrower Corporation, a Delaware corporation (“Miraloma”)). All intercompany transactions have been eliminated in consolidation.
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the Company’s fiscal quarter ended May 2, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016 (“fiscal 2015”).
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Information regarding significant accounting policies is contained in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2014 (the "Report"). Presented below in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in the Report.
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

Anti-dilutive options and nonvested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the nonvested share is greater than the market price of the Company’s common stock. Options to purchase 5.3 million and 5.9 million shares of common stock in the first quarter of fiscal 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for periods beginning after December 15, 2015. The new guidance is not expected to have a material impact on our financial position.
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

	For the First Quarter Ended
	May 2, 2015	May 3, 2014
	(In thousands)
Impairment charges	$541	$783

	May 2, 2015	May 3, 2014
	(In thousands)
Carrying value of assets tested for impairment	$881	$4,028
Carrying value of assets with impairment	$550	$1,024
Fair value of assets impaired	$9	$241
Number of stores tested for impairment	24	54
Number of stores with impairment	6	17
The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $0.5 million and $0.8 million, respectively, during the first quarters ended May 2, 2015 and May 3, 2014. The decrease in the number of stores tested for impairment year-over-year was primarily related to the improved financial performance of the Company's store base.
See Note 10, "Fair Value Measurements" for further discussion related to impairment of long-lived assets.
5. DERIVATIVE LIABILTY
As disclosed in Note 9, "Shareholders' Equity," the Company issued 1,000 shares of its Convertible Series B Preferred Stock (the “Series B Preferred”) in connection with the 5-year, $60 million senior secured term loan (the “Term Loan”), funded by an affiliate of Golden Gate Capital. The fair value of the Series B Preferred at issuance was approximately $15 million which was recorded as a derivative liability. As of May 2, 2015 and January 31, 2015, the fair value of the derivative liability was approximately $19 million and $28 million, respectively. See Note 10, “Fair Value Measurements” for further discussion on the derivative liability.

6. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	May 2, 2015	January 31, 2015
	(In thousands)
Accrued compensation and benefits	$11,983	$12,528
Accrued gift cards	7,439	8,905
Sales taxes payable	2,359	3,720
Other	22,073	23,030
Total other current liabilities	$43,854	$48,183
7. DEBT
Credit Facility
On December 7, 2011, the Company entered into a 5-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “Wells Credit Facility”). Borrowings under the Wells Credit Facility bear interest at a floating rate (as defined in the Wells Credit Facility, 1.93% as of May 2, 2015) which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate. Extensions of credit under the Wells Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Wells Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The Wells Credit Facility is secured by liens and security interests with (a) a first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) a second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The Wells Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The Wells Credit Facility is scheduled to mature on December 7, 2016. At May 2, 2015, the Company had no direct borrowings and $8.9 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under the Wells Credit Facility at May 2, 2015 was approximately $42.5 million.
In the second quarter of fiscal 2015, the Company borrowed $15 million on the Wells Credit Facility primarily for the purposes of financing inventory purchases in advance of the peak back-to-school selling season. The Company expects to repay such borrowings during the third quarter of fiscal 2015. The Company is not subject to any financial covenant restrictions under the Wells Credit Facility. Although the Company continued to make progress with respect to its comparable store net sales and gross margins in fiscal 2014, if the Company were to experience a decline in same-store sales and gross margins in the future, the Company may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund the Company's operations, which sources might not be available. Based on current forecasts, the Company believes that its cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet the Company's operating and capital expenditure needs for the next twelve months.
Term Loan
On December 7, 2011, the Company obtained the Term Loan funded by an affiliate of Golden Gate Capital. The Term Loan bears interest at a rate of 5.50% per annum to be paid in cash, due and payable quarterly in arrears, and 7.50% per annum, due and payable in kind (“PIK”) annually in arrears, with such PIK interest then due and payable being added to the outstanding principal balance of the Term Loan at the end of each fiscal year, and with adjustments to the cash and PIK portion of the interest rate in accordance with the Term Loan agreement, following principal prepayments. Annual cash interest for fiscal 2015 is expected to be approximately $4.3 million. The Term Loan is guaranteed by each of the Company’s subsidiaries and will be guaranteed by any future domestic subsidiaries of the Company. The Term Loan is secured by liens and security interests with (a) a first priority security interest in all long-term assets of the Company and PacSun Stores and all other assets not subject to a first lien and security interest pursuant to the Wells Credit Facility, (b) a first priority pledge of the equity interests of Miraloma and (c) a second priority security interest in all assets of the Company and PacSun Stores subject to a first lien and security interest pursuant to the Wells Credit Facility. The Term Loan also contains covenants substantially identical to those in the Wells Credit Facility. The principal balance and any unpaid interest related to the Term Loan is due on December 7, 2016. The Company is not subject to any financial covenant restrictions under the Term Loan.
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
On July 1, 2014, the Company modified certain terms associated with the Miraloma Note and the PacSun Stores Note. The note modification executed by Miraloma (the "New Miraloma Note”) (i) provided for an additional advance of $0.3 million to fund the payment of fees, commissions and expenses incurred by the Company in connection with the New Miraloma Note, resulting in a new principal balance of $15.9 million; (ii) extended the maturity date of the Miraloma Note to July 1, 2021; (iii) reduced the interest rate to 5.25% per annum; and (iv) provided that the Miraloma Note may not be prepaid prior to July 1, 2017 and thereafter may be prepaid only upon payment of prepayment fees pursuant to a schedule set forth in the note modification. The amended note executed by PacSun Stores (the "New PacSun Stores Note”) (i) provided for an additional advance of $0.2 million to fund the payment of fees, commissions and expenses incurred by the Company in connection with the New PacSun Stores Note, resulting in a new principal balance of $12.3 million; (ii) extended the maturity date of the PacSun Stores Note to July 1, 2021; (iii) reduced the interest rate to 5.25% per annum; and (iv) provided that the PacSun Stores Note may not be prepaid prior to July 1, 2017 and thereafter may be prepaid only upon payment of prepayment fees pursuant to a schedule set forth in the note modification.
As of May 2, 2015, the remaining aggregate principal payments due under the Term Loan and the Mortgage Debt are as follows:

	(In thousands)
	2015	2016	2017	2018	2019	Thereafter	Total
Mortgage Debt	$548	$577	$608	$641	$675	$24,746	$27,795
Term Loan (1)	—	75,623	—	—	—	—	75,623
Total	$548	$76,200	$608	$641	$675	$24,746	$103,418
		Less: Term Loan discount					(7,600)
		Less: Current portion of long-term debt					(548)
		Total long-term debt					$95,270
(1) Upon maturity of the Term Loan, $26.6 million of PIK interest will become due and payable, of which $15.6 million is included in the Term Loan balance and $1.4 million is accrued and included in other current liabilities as of May 2, 2015.
The Company recorded interest expense of $4.1 million and $3.9 million during the first quarters of fiscal 2015 and 2014, respectively.
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
The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the quarter ended May 2, 2015. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be significantly limited.

9. SHAREHOLDERS’ DEFICIT
Preferred Stock
In conjunction with the Term Loan, the Company issued the Series B Preferred to an affiliate of Golden Gate Capital which, based on the initial conversion ratio, gives that affiliate the right to purchase up to 13.5 million shares of the Company’s common stock. The Series B Preferred shares have an exercise price initially equal to $1.75 per share of the Company’s underlying common stock. The initial holder of the Series B Preferred is entitled to customary registration rights with respect to the underlying common stock. See Note 10, “Fair Value Measurements–Recurring Fair Value Measurements” for further discussion on the accounting treatment of the Series B Preferred.
Stock-Based Compensation
During the first quarter of fiscal 2015, the Company maintained two stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the "2005 Plan”) and (2) the amended and restated Employee Stock Purchase Plan (the “ESPP”). The types of awards that could be granted under the 2005 Plan included stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the 2005 Plan included officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2005 Plan was determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the 2005 Plan is ten years after the grant date of the award. The 2005 Plan expired on March 22, 2015. Therefore, as of May 2, 2015, there were no remaining shares of the Company's common stock available for award grants under the 2005 Plan. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, will become available for future award grants under other successive plans, as applicable. On March 19, 2015, the Board of Directors approved the 2015 Long-Term Incentive Plan (the "2015 Plan") to replace the expiring 2005 Plan. On June 4, 2015, the 2015 Plan was approved by the Company’s shareholders. As of June 4, 2015, there were 7.0 million shares available for new grants under the 2015 Plan.
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
Stock Options
Under the 2005 Plan, incentive and nonqualified stock options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s shares at the respective grant dates. No stock options were granted by the Company during the first quarter of fiscal 2015 or fiscal 2014. A summary of stock option (incentive and nonqualified) activity for the first quarter of fiscal 2015 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000s)
Outstanding at January 31, 2015	1,913,227	$4.11
Granted	—	—
Exercised	—	—
Forfeited or expired	(30,667)	10.28
Outstanding at May 2, 2015	1,882,560	$4.01	1.53	$50
Vested and expected to vest at May 2, 2015	1,881,835	$4.01	1.53	$49
Exercisable at May 2, 2015	1,853,812	$4.03	1.51	$46
There were no stock options exercised during the first quarters of fiscal 2015 or 2014.

Restricted Stock Awards
A summary of service-based restricted stock awards activity under the 2005 Plan for the first quarter of fiscal 2015 is presented in the following table. Except as described below, such restricted stock awards contain a service-based restriction as to vesting. These awards generally vest over 4 years with 25% of the grant vesting each year on the anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 31, 2015	964,001	$1.99
Granted	2,750,000	2.81
Vested	(331,895)	2.11
Forfeited	(15,000)	1.98
Outstanding at May 2, 2015	3,367,106	$2.65
The weighted-average grant-date fair value per share of service-based restricted stock awards granted during the first quarter of fiscal 2015 and 2014 was $2.81 and $2.99, respectively. The total fair value of service-based restricted stock awards vested during the first quarter of fiscal 2015 and 2014 was $1.0 million and $1.2 million, respectively.
Performance-Based Awards
During the first quarter of fiscal 2012, the Company granted 675,000 performance-based restricted stock awards which only vest upon the achievement of certain financial targets. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during fiscal 2012 was $1.77. During the first quarter of fiscal 2015, 200,000 shares with a fair value totaling $0.6 million vested as a result of the Company achieving certain financial targets in fiscal 2014. There were no performance-based restricted stock awards granted in the first quarter of fiscal 2015.
Restricted Stock Units
A summary of restricted stock units activity under the 2005 Plan for the first quarter of fiscal 2015 is presented below. Restricted stock units contain a service-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 31, 2015	150,000	$2.25
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at May 2, 2015	150,000	$2.25
Stock-based compensation expense recognized related to nonvested stock options, restricted stock awards and restricted stock units during the first quarter of fiscal 2015 and 2014 was $0.8 million and $0.5 million, respectively. At May 2, 2015, the Company had approximately $6.6 million of stock-based compensation cost related to non-vested stock options, service-based restricted stock awards, performance-based restricted stock awards, and restricted stock units expected to be recognized over a weighted-average period of approximately 3.4 years.
Employee Stock Purchase Plan (“ESPP”)
The Company’s ESPP provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each annual purchasing period, whichever is lower. The ESPP covers substantially all employees who have three months of service with the Company, excluding senior executives. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. On March 20, 2014, the Board of Directors approved an amendment to the ESPP to increase the number of authorized shares thereunder from 2.1 million shares to 2.5 million shares. Such amendment was approved by the shareholders at the 2014 annual meeting of shareholders.
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
Recurring Fair Value Measurements
Derivative Liability
The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option-pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions as of:

	May 2, 2015	May 3, 2014
Stock price	$2.02	$2.79
Conversion price	$1.75	$1.75
Expected volatility	76%	75%
Expected term (in years)	6.6	7.6
Risk free interest rate	1.87%	2.20%
Expected dividends	$—	$—
The following table presents the activity recorded for the derivative liability during the first quarter ended:

	May 2, 2015	May 3, 2014
	(In thousands)
Beginning balance	$28,448	$30,720
Gain on change in fair value	(9,081)	(1,225)
Balance at end of first quarter	$19,367	$29,495
Changes in the fair value of the derivative liability are included in gain on derivative liability in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Operations.
Non-Recurring Fair Value Measurements
On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its store-level long-lived assets at fair value based on Level 3 inputs including, but not limited to, comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During the first quarters of fiscal 2015 and 2014 the Company recorded $0.5 million and $0.8 million of impairment charges, respectively, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.
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
Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $9 million and $7 million outstanding at May 2, 2015 and January 31, 2015, respectively, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
Minimum Royalties
The Company has licensing arrangements under which the Company sells certain branded apparel and pays the licensor royalties. The contractually obligated minimum guaranteed royalty payments were approximately $6 million at both May 2, 2015 and January 31, 2015.
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
Cautionary Note Regarding Forward-Looking Statements
This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2015 (our “2014 Annual Report”), we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this Report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

•	our capital expenditure plans for fiscal 2015; and

•	potential recording of non-cash impairment charges for under-performing stores in future quarters.
All forward-looking statements included in this Report are based on information available to us as of the date hereof, and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. See Item 1A, Risk Factors, in our 2014 Annual Report, which are hereby incorporated by reference in this Report for a discussion of these risks and uncertainties. We assume no obligation to update or revise any such forward-looking statements to reflect events or circumstances that occur after such statements are made.
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

Cash flow and liquidity (working capital)
We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. In the second quarter of fiscal 2015, we borrowed $15 million on the Wells Credit Facility primarily for the purposes of financing inventory purchases in advance of the peak back-to-school selling season. We expect to repay such borrowings during the third quarter of fiscal 2015. We are not subject to any financial covenant restrictions under the Wells Credit Facility.
Although we continued to make progress with respect to our comparable store net sales and gross margins in fiscal 2014, if we were to experience a decline in same-store sales and gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that our cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet our operating and capital expenditure needs for the next twelve months.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report on Form 10-K for the year ended January 31, 2015.
Results of Operations
The following table sets forth selected income statement data expressed as a percentage of net sales for the fiscal periods indicated. The discussion that follows should be read in conjunction with the table:

	For the First Quarter Ended
	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	73.2	73.9
Gross margin	26.8	26.1
Selling, general and administrative expenses	31.3	30.4
Operating loss	(4.5)	(4.3)
Gain on derivative liability	(5.5)	(0.7)
Interest expense, net	2.5	2.3
Loss before income taxes	(1.5)	(5.9)
Income taxes	0.6	0.2
Net loss	(2.1)%	(6.1)%
The first quarter (13 weeks) ended May 2, 2015 as compared to the first quarter (13 weeks) ended May 3, 2014
Net Sales
Net sales were $166.5 million for the first quarter of fiscal 2015 versus $171.1 million for the first quarter of fiscal 2014. The components of this $4.6 million decrease in net sales are as follows:

$ millions	Attributable to
$(3.4)	Decrease in comparable store sales.
(1.2)	Decrease in non-comparable sales.
$(4.6)	Total
For the first quarter of fiscal 2015, comparable store net sales decreased 2%, average sales transactions increased 13% and total transactions decreased 13%, as compared to the same period a year ago. E-commerce net sales decreased 3% for the first quarter of fiscal 2015 compared to fiscal 2014. Excluding the impact of e-commerce net sales, comparable retail store net sales for the first quarter of fiscal 2015 decreased 2% compared to fiscal 2014. The comparable store net sales decrease resulted from a 3% decrease in Men’s sales and a 2% decrease in Women’s sales. The decrease in Men’s sales was due to shorts, swimwear and non-apparel. The decrease in Women's sales was due to bottoms and non-apparel. Apparel represented 80% of total Men’s sales for the first quarter of fiscal 2015 versus 79% in the first quarter of fiscal 2014, while Women’s apparel represented 92% of total Women's sales for the first quarter of fiscal 2015 versus 91% in the first quarter of fiscal 2014. Combined accessories and footwear were 15% of total sales for the first quarter of fiscal 2015 versus 16% for the first quarter of fiscal 2014.

Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $44.6 million for the first quarter of fiscal 2015 versus $44.7 million for the first quarter of fiscal 2014. As a percentage of net sales, gross margin was 26.8% for the first quarter of fiscal 2015 compared to 26.1% for the first quarter of fiscal 2014. The components of this 0.7% increase in gross margin as a percentage of net sales were as follows:

%	Attributable to
1.3	Increase in merchandise margin to 55.6% from 54.3%.
(0.6)	Increase in occupancy costs as a percentage of net sales.
0.7	Total
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $52.1 million for the first quarter of fiscal 2015 compared to $52.0 million for the first quarter of fiscal 2014. As a percentage of net sales, these expenses increased to 31.3% in the first quarter of fiscal 2015 from 30.4% in the first quarter of fiscal 2014. The components of this 0.9% increase in SG&A as a percentage of net sales were as follows:

%	Attributable to
1.3	Increase in payroll and payroll related costs.
(0.4)	Decrease in depreciation and other costs.
0.9	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges of approximately $0.5 million and $0.8 million during the first quarters of fiscal 2015 and 2014, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.
Gain on Derivative Liability
We recorded a non-cash gain of $9.1 million related to our derivative liability in the first quarter of fiscal 2015, compared to a non-cash gain of $1.2 million for the first quarter of fiscal 2014. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements–Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was $4.1 million in the first quarter of fiscal 2015 compared to $3.9 million in the first quarter of 2014. Interest expense, net, for the first quarters of fiscal 2015 and 2014 was primarily related to interest costs associated with the Term Loan and mortgage debt described in Note 7 to the Condensed Consolidated Financial Statements.
Income Taxes
We recognized income tax expense of $0.9 million and $0.4 million for the first quarters of fiscal 2015 and 2014, respectively. For fiscal 2015, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.
Net Loss
Our net loss for the first quarter of fiscal 2015 was $3.5 million, or $(0.05) per diluted share, versus a net loss of $10.4 million, or $(0.15) per diluted share, for the first quarter of fiscal 2014. Included in the net loss for the first quarter of fiscal 2015 was a non-cash gain of $9.1 million, or $0.13 per diluted share related to our derivative liability, versus a non-cash gain of $1.2 million, or $0.02 per diluted share, for the same period a year ago.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow and with short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. In the second quarter of fiscal 2015, we borrowed $15 million on the Wells Credit Facility primarily for the purposes of financing inventory purchases in advance of the peak back-to-school selling season. We expect to repay such borrowings during the third quarter of fiscal 2015. We are not subject to any financial covenant restrictions under the Wells Credit Facility.
Although we continued to make progress with respect to our comparable store net sales and gross margins in fiscal 2014, if we were to experience a decline in same-store sales and gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that our cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet our operating and capital expenditure needs for the next twelve months.

	For the First Quarters Ended
	May 2, 2015	May 3, 2014
	(In thousands)
Net cash used in operating activities	$(4,316)	$(4,737)
Net cash used in investing activities	(2,064)	(2,862)
Net cash used in financing activities	(976)	(217)
Net decrease in cash and cash equivalents	$(7,356)	$(7,816)
Operating Cash Flows
Net cash used in operating activities in the first quarter of fiscal 2015 was $4.3 million, compared to $4.7 million of cash used in the first quarter of fiscal 2014. This decrease of $0.4 million was due primarily to a slight increase in operating costs and timing of vendor payments. Our primary use of cash in the first quarter of fiscal 2015 and 2014 was to purchase merchandise inventories. Non-cash adjustments to reconcile our net loss to net cash used in operating activities were approximately $(1.5) million in the first quarter of fiscal 2015 and approximately $6.5 million in the first quarter of fiscal 2014, and were primarily related to depreciation and amortization expense and the gain on our derivative liability in both periods.
Working Capital
Working capital at May 2, 2015, was approximately $6.6 million compared to approximately $7.5 million at January 31, 2015, a decrease of approximately $0.9 million. The changes in working capital were as follows:

$ millions	Description
$7.5	Working capital at January 31, 2015
(7.4)	Decrease in cash and cash equivalents.
(7.7)	Decrease in inventories, net of accounts payable.
9.1	Decrease in derivative liability.
5.1	Increase in other current assets, net of other current liabilities.
$6.6	Working capital at May 2, 2015

Investing Cash Flows
Net cash used in investing activities in the first quarter of fiscal 2015 was $2.1 million compared to $2.9 million used in investing activities for the first quarter of fiscal 2014, a decrease in cash outflow of $0.8 million. Investing cash outflows in the first quarter of fiscal 2015 and 2014 were primarily comprised of capital expenditures for refreshing existing stores and information technology investments. We expect total capital expenditures for fiscal 2015 to be approximately $20 million.
Financing Cash Flows
Net cash used in financing activities in the first quarter of fiscal 2015 was $1.0 million compared to net cash used in financing activities of $0.2 million for the first quarter of fiscal 2014. The primary uses of cash for financing activities in the first quarters of fiscal 2015 and 2014 were principal payments under our mortgage debt and capital lease obligations, as well as required statutory tax withholding payments associated with the vesting of restricted stock awards for certain executive officers.
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
Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for computer equipment. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At May 2, 2015, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations	$356	$78	$126	$81	$71
Term loan	93	4	89	—	—
Mortgage debt	36	2	4	4	26
Letters of credit	9	9	—	—	—
Guaranteed minimum royalties	6	2	3	1	—
Capital lease obligations	1	1	—	—	—
Total	$501	$96	$222	$86	$97
Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for the first quarter of fiscal 2015 and fiscal 2014 were approximately $34.6 million and $34.3 million, respectively. Total CAM expenses could fluctuate from year-to-year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases can be found below under the caption “Operating Leases.”

Obligations under our Executive Deferred Compensation Plan are equal to approximately $2 million as of May 2, 2015, and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.
Operating Leases
We lease our retail stores and certain equipment under operating lease agreements expiring at various dates through January 2026. Many of our retail store leases require us to pay CAM charges, insurance and property taxes. In addition, many of our retail store leases require us to pay percentage rent ranging from 2% to 20% when sales volumes exceed certain minimum sales levels. The initial terms of such leases are typically 8 to 10 years, some of which contain renewal options exercisable at our discretion. Most leases also contain rent escalation clauses that come into effect at various times throughout the lease term. Rent expense is recorded under the straight-line method over the life of the lease (see “Straight-Line Rent” in Note 1 to the Consolidated Financial Statements in our 2014 Annual Report). Other rent escalation clauses can take effect based on changes in primary mall tenants throughout the term of a given lease. Many leases also contain cancellation or kick-out clauses in our favor that relieve us of any future obligation under a lease if specified criteria are met. These cancellation provisions typically apply if annual store sales levels do not exceed $1 million or mall occupancy targets are not achieved within the first 36 months of the lease. Generally, we are not required to make payments to our landlords in order to exercise our cancellation rights under these provisions. The Wells Credit Facility and Term Loan do not preclude the transfer or disposal of assets related to the stores we are projecting to close by the end of fiscal 2015. None of our retail store leases contain purchase options.

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
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past, including the first quarter of fiscal 2015.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk in connection with the Wells Credit Facility. Generally, direct borrowings under the Wells Credit Facility bear interest at a floating rate (as defined in the Wells Credit Facility, 1.93% as of May 2, 2015) which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate. See Note 7 to the Consolidated Financial Statements in our 2014 Annual Report.
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

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 2, 2015.
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
ITEM 1A. RISK FACTORS
We have included in Part I, Item 1A of our 2014 Annual Report descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). We believe there are no material changes from the disclosure provided in our 2014 Annual Report with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: June 4, 2015	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 4, 2015	By:	/s/ MICHAEL W. KAPLAN
Michael W. Kaplan
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/2004
3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/1998
3.3	Sixth Amended and Restated Bylaws of the Company	10-Q	9/6/2013
3.4	Certificate of Determination of Preferences of Convertible Series B Preferred Stock of the Company	8-K	12/7/2011
10.1+	Pacific Sunwear of California, Inc. 2015 Long-Term Incentive Plan
31.1+	Certification of Gary H. Schoenfeld pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Michael W. Kaplan pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Gary H. Schoenfeld and Michael W. Kaplan pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

**
These interactive files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under these sections.