Form 10-Q
period 2015-08-01
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2015-09-10
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 1, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On September 8, 2015, the registrant had 70,079,068 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended August 1, 2015
Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets—August 1, 2015 and January 31, 2015	3
Condensed Consolidated Statements of Operations and Comprehensive Operations—Second quarters (13 weeks) and first halves (26 weeks) ended August 1, 2015 and August 2, 2014	4
Condensed Consolidated Statements of Cash Flows—First halves (26 weeks) ended August 1, 2015 and August 2, 2014	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24

SIGNATURE PAGE	25

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	August 1, 2015	January 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,697	$22,588
Inventories	128,565	81,658
Prepaid expenses	13,488	12,692
Other current assets	5,669	3,992
Total current assets	161,419	120,930
Property and equipment, net	86,989	88,751
Deferred income taxes	6,034	6,034
Intangible assets, net	10,742	11,069
Other assets	24,694	25,495
TOTAL ASSETS	$289,878	$252,279

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$90,966	$36,775
Derivative liability	3,650	28,448
Other current liabilities	49,500	48,183
Total current liabilities	144,116	113,406
LONG-TERM LIABILITIES:
Deferred lease incentives	12,950	10,804
Deferred rent	14,541	14,694
Long-term debt	96,148	94,424
Other liabilities	25,527	28,368
Total long-term liabilities	149,166	148,290
Commitments and contingencies (Note 11)
SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 70,075,507 and 69,265,844 shares issued and outstanding, respectively	701	693
Additional paid-in capital	25,542	24,384
Accumulated deficit	(29,647)	(34,494)
Total shareholders’ deficit	(3,404)	(9,417)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$289,878	$252,279

See Notes to Condensed Consolidated Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	For the Second Quarter Ended		For the First Half Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$195,622	$211,749	$362,125	$382,892
Cost of goods sold, including buying, distribution and occupancy costs	145,139	150,210	266,997	276,690
Gross margin	50,483	61,539	95,128	106,202
Selling, general and administrative expenses	53,857	60,563	105,998	112,589
Operating income (loss)	(3,374)	976	(10,870)	(6,387)
Gain on derivative liability	(15,717)	(10,434)	(24,798)	(11,659)
Interest expense, net	4,281	4,075	8,425	7,952
Income (loss) before income taxes	8,062	7,335	5,503	(2,680)
Income tax (benefit) expense	(275)	(166)	656	216
Net income (loss)	$8,337	$7,501	$4,847	$(2,896)
Comprehensive income (loss)	$8,337	$7,501	$4,847	$(2,896)

Net income (loss) per share:
Basic	$0.12	$0.11	$0.07	$(0.04)
Diluted	$0.12	$0.10	$0.07	$(0.04)
Weighted-average shares outstanding:
Basic	69,819,615	69,069,770	69,625,420	68,989,675
Diluted	69,894,694	73,197,282	71,847,929	68,989,675

See Notes to Condensed Consolidated Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, All Amounts in Thousands)

	For the First Half Ended
	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,847	$(2,896)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,353	12,092
Asset impairment	602	1,663
Loss on disposal of property and equipment	47	106
Gain on derivative liability	(24,798)	(11,659)
Amortization of debt discount	2,005	1,482
Non-cash stock-based compensation	1,414	837
Change in assets and liabilities:
Inventories	(46,907)	(47,865)
Prepaid expenses and other current assets	(2,473)	(4,193)
Other assets	336	(575)
Accounts payable	54,191	46,111
Other current liabilities	(5,381)	6,923
Deferred lease incentives	2,146	(349)
Deferred rent	(153)	(481)
Other long-term liabilities	(2,322)	(91)
Net cash (used in) provided by operating activities	(6,093)	1,105
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and intangible assets	(6,762)	(7,919)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	15,000	—
Payments under credit facility borrowings	(10,000)	—
Proceeds from mortgage borrowings	—	618
Principal payments under mortgage borrowings	(267)	(293)
Payments for debt issuance costs	—	(116)
Principal payments under capital lease obligations	(520)	(222)
Proceeds from issuance of stock-based compensation	302	373
Statutory withholding payments for stock-based compensation	(551)	—
Net cash provided by financing activities	3,964	360
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,891)	(6,454)
CASH AND CASH EQUIVALENTS, beginning of period	22,588	27,769
CASH AND CASH EQUIVALENTS, end of period	$13,697	$21,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,938	$3,105
Cash paid for income taxes	$277	$834
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property, equipment and intangible asset purchases accrued at end of period	$2,162	$1,776

See Notes to Condensed Consolidated Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of August 1, 2015, the Company leased and operated 608 stores in each of the 50 states and Puerto Rico.
2. BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the Company’s fiscal quarter ended and first half ended August 1, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016 (“fiscal 2015”).
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

Anti-dilutive options and nonvested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the nonvested share is greater than the market price of the Company’s common stock. Options to purchase 5.2 million shares of common stock in the first half of 2014 were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

	For the Second Quarter Ended		For the First Half Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(in thousands)
Shares used in computing basic net income (loss) per share	69,820	69,070	69,625	68,990
Dilutive effect of options, restricted stock and convertible preferred stock	75	4,127	2,223	—
Shares used in computing diluted net income (loss) per share	69,895	73,197	71,848	68,990
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for periods beginning after December 15, 2015. The new guidance is not expected to have a material impact on the Company's financial position.
In June 2015, the FASB issued ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which permits an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is not expected to have a material impact on the Company's financial position.
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

	For the Second Quarter Ended		For the First Half Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(In thousands)
Impairment charges	$61	$880	$602	$1,663

	August 1, 2015	August 2, 2014
	(In thousands)
Carrying value of assets tested for impairment	$825	$2,341
Carrying value of assets with impairment	$89	$1,198
Fair value of assets impaired	$28	$318
Number of stores tested for impairment	20	47
Number of stores with impairment	4	17
The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $0.1 million and $0.9 million, respectively, during the second quarters ended August 1, 2015 and August 2, 2014 and $0.6 million and $1.7 million during the first half of fiscal 2015 and 2014, respectively. The decrease in the number of stores tested for impairment year-over-year was primarily related to the Company's closure of certain underperforming stores.

See Note 10, "Fair Value Measurements" for further discussion related to impairment of long-lived assets.
5. DERIVATIVE LIABILTY
As disclosed in Note 9, "Shareholders' Equity," the Company issued 1,000 shares of its Convertible Series B Preferred Stock (the “Series B Preferred”) in connection with the 5-year, $60 million senior secured term loan (the “Term Loan”), funded by an affiliate of Golden Gate Capital. The fair value of the Series B Preferred at issuance was approximately $15 million which was recorded as a derivative liability. As of August 1, 2015 and January 31, 2015, the fair value of the derivative liability was $3.7 million and $28.4 million, respectively. See Note 10, “Fair Value Measurements” for further discussion on the derivative liability.
6. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	August 1, 2015	January 31, 2015
	(In thousands)
Accrued compensation and benefits	$8,930	$12,528
Accrued gift cards	6,707	8,905
Credit facility borrowings	5,000	—
Sales taxes payable	3,234	3,720
Other	25,629	23,030
Total other current liabilities	$49,500	$48,183
7. DEBT
Credit Facility
On December 7, 2011, the Company entered into a 5-year, $100 million revolving credit facility with Wells Fargo Bank, N.A (the “Wells Credit Facility”). Borrowings under the Wells Credit Facility bear interest at a floating rate (as defined in the Wells Credit Facility, 1.94% as of August 1, 2015) which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate. Extensions of credit under the Wells Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Wells Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The Wells Credit Facility is secured by liens and security interests with (a) a first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) a second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The Wells Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The Wells Credit Facility is scheduled to mature on December 7, 2016. As of August 1, 2015, the Company had $5.0 million of direct borrowings and $7.7 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under the Wells Credit Facility at August 1, 2015 was $70.6 million.
During the third quarter of fiscal 2015, the Company borrowed an additional $10 million on the Wells Credit Facility primarily to fund inventory purchases for the peak back-to-school selling season, and subsequently repaid $10 million. The Company is not subject to any financial covenant restrictions under the Wells Credit Facility. Although the Company made progress with respect to its comparable store net sales and gross margins in fiscal 2014, the Company experienced declines in comparable store sales and gross margins in the first half of fiscal 2015. If the Company were to continue to experience a decline in same-store sales and gross margins in the future, the Company may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund the Company's operations, which sources might not be available. Based on current forecasts, the Company believes that its cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet the Company's operating and capital expenditure needs for the next twelve months.
Term Loan
On December 7, 2011, the Company obtained the Term Loan funded by an affiliate of Golden Gate Capital. The Term Loan bears interest at a rate of 5.50% per annum to be paid in cash, due and payable quarterly in arrears, and 7.50% per annum, due and payable in kind (“PIK”) annually in arrears, with such PIK interest then due and payable being added to the outstanding principal balance of the Term Loan at the end of each fiscal year, and with adjustments to the cash and PIK portion of the interest rate in accordance with the Term Loan agreement, following principal prepayments. Annual cash interest for fiscal 2015 is expected to be approximately $4 million. The Term Loan is guaranteed by each of the Company’s subsidiaries and will be guaranteed by any future domestic subsidiaries of the Company. The Term Loan is secured by liens and security interests with (a) a first priority security interest in all long-term assets of the Company and PacSun Stores and all other assets not subject to a first lien and security interest pursuant to the Wells Credit Facility, (b) a first priority pledge of the equity interests of Miraloma and (c) a second priority security interest in all assets of the Company and PacSun Stores subject to a first lien and security interest pursuant to the Wells Credit Facility. The Term Loan also contains covenants substantially identical to those in the Wells Credit Facility. The principal balance and any unpaid interest related to the Term Loan is due on December 7, 2016. The Company is not subject to any financial covenant restrictions under the Term Loan.
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
On July 1, 2014, the Company modified certain terms associated with the Miraloma Note and the PacSun Stores Note. The note modification executed by Miraloma (the "New Miraloma Note”) (i) provided for an additional advance of $0.3 million to fund the payment of fees, commissions and expenses incurred by the Company in connection with the New Miraloma Note, resulting in a new principal balance of $15.9 million; (ii) extended the maturity date of the Miraloma Note to July 1, 2021; (iii) reduced the interest rate to 5.25% per annum; and (iv) provided that the Miraloma Note may not be prepaid prior to July 1, 2017 and thereafter may be prepaid only upon payment of prepayment fees pursuant to a schedule set forth in the New Miraloma Note. The amended note executed by PacSun Stores (the "New PacSun Stores Note”) (i) provided for an additional advance of $0.2 million to fund the payment of fees, commissions and expenses incurred by the Company in connection with the New PacSun Stores Note, resulting in a new principal balance of $12.3 million; (ii) extended the maturity date of the PacSun Stores Note to July 1, 2021; (iii) reduced the interest rate to 5.25% per annum; and (iv) provided that the PacSun Stores Note may not be prepaid prior to July 1, 2017 and thereafter may be prepaid only upon payment of prepayment fees pursuant to a schedule set forth in the New PacSun Stores Note.
As of August 1, 2015, the remaining aggregate principal payments due under the Term Loan and the Mortgage Debt are as follows:

	(In thousands)
	2015	2016	2017	2018	2019	Thereafter	Total
Mortgage Debt	$555	$585	$616	$649	$684	$24,572	$27,661
Term Loan (1)	—	75,623	—	—	—	—	75,623
Total	$555	$76,208	$616	$649	$684	$24,572	$103,284
		Less: Term Loan discount					(6,581)
		Less: Current portion of long-term debt					(555)
		Total long-term debt					$96,148
(1) Upon maturity of the Term Loan, $26.6 million of PIK interest will become due and payable, of which $15.6 million is included in the Term Loan balance and $2.9 million is accrued and included in other current liabilities as of August 1, 2015.
The Company recorded interest expense of $4.3 million and $4.1 million during the second quarters of fiscal 2015 and 2014, respectively, and $8.4 million and $8.0 million in the first half of fiscal 2015 and 2014, respectively.

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
The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the quarter ended August 1, 2015. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be significantly limited.
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
Stock-Based Compensation
During the first half of fiscal 2015, the Company maintained three stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the "2005 Plan”), (2) the 2015 Long-Term Incentive Plan (the "2015 Plan") and (3) the amended and restated Employee Stock Purchase Plan (the “ESPP”).
The types of awards that could be granted under the 2005 Plan included stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the 2005 Plan included officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2005 Plan was determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the 2005 Plan is ten years after the grant date of the award. The 2005 Plan expired on March 22, 2015. Therefore, as of August 1, 2015, there were no remaining shares of the Company's common stock available for award grants under the 2005 Plan.
On March 19, 2015, the Board of Directors approved the 2015 Plan to replace the expiring 2005 Plan. On June 4, 2015, the 2015 Plan was approved by the Company’s shareholders. Initially, 7.0 million shares were available for grants under the 2015 Plan. The types of awards that can be granted under the 2015 Plan include stock options, stock appreciation rights, restricted stock and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock. Persons eligible to receive awards under the 2015 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2015 Plan are determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the 2015 Plan is ten years after the grant date of the award. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, will become available for future award grants under the 2015 Plan. As of August 1, 2015, there were 6.8 million shares of the Company's common stock available for award grants under the 2015 Plan.
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
Stock Options
Under the 2005 Plan, incentive and nonqualified stock options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s common shares at the respective grant dates. No stock options were granted by the Company during the first half of fiscal 2015 or fiscal 2014 under either the 2005 Plan or the 2015 Plan. A summary of stock option (incentive and nonqualified) activity for the first half of fiscal 2015 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000s)
Outstanding at January 31, 2015	1,913,227	$4.11
Granted	—	—
Exercised	—	—
Forfeited or expired	(75,925)	12.63
Outstanding at August 1, 2015	1,837,302	$3.75	1.3	$—
Vested and expected to vest at August 1, 2015	1,836,958	$3.76	1.3	$—
Exercisable at August 1, 2015	1,830,436	$3.76	1.3	$—
There were no stock options exercised during the first half of fiscal 2015 or 2014.
Restricted Stock Awards
A summary of service-based restricted stock awards activity under the 2005 Plan for the first half of fiscal 2015 is presented in the following table. No restricted stock awards were granted under the 2015 Plan during the first half of fiscal 2015. Except as described below, such restricted stock awards contain a service-based restriction as to vesting. These awards generally vest over 4 years with 25% of the shares vesting each year on the anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 31, 2015	964,001	$1.99
Granted	2,750,000	2.81
Vested	(359,268)	2.16
Forfeited	(25,749)	2.13
Outstanding at August 1, 2015	3,328,984	$2.65
The weighted-average grant-date fair value per share of service-based restricted stock awards granted during the first half of fiscal 2015 and 2014 was $2.81 and $2.86, respectively. The total fair value of service-based restricted stock awards vested during the first half of fiscal 2015 and 2014 was $1.0 million and $1.2 million, respectively.
Performance-Based Restricted Stock Awards
During the first quarter of fiscal 2012, the Company granted 675,000 performance-based restricted stock awards under the 2005 Plan which only vest upon the achievement of certain financial targets. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during fiscal 2012 was $1.77. During the first quarter of fiscal 2015, 200,000 shares with a fair value totaling $0.6 million vested as a result of the Company achieving certain financial targets in fiscal 2014. There were no performance-based restricted stock awards granted in the first half of fiscal 2015.

Restricted Stock Units
A summary of restricted stock units activity under the 2005 Plan and the 2015 Plan for the first half of fiscal 2015 is presented below. Restricted stock units contain a service-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 31, 2015	150,000	$2.25
Granted	125,000	1.42
Vested	(150,000)	2.25
Forfeited	—	—
Outstanding at August 1, 2015	125,000	$1.42
The weighted-average grant-date fair value per share of restricted stock units granted during the first half of fiscal 2015 and 2014 was $1.42 and $2.25, respectively. The total fair value of awards vested during the first half of fiscal 2015 and 2014 was $0.2 million and $0.3 million, respectively.
Stock-based compensation expense recognized related to nonvested stock options, restricted stock awards and restricted stock units during the second quarter of fiscal 2015 and 2014 was $0.7 million and $0.3 million, respectively, and during the first half of fiscal 2015 and 2014 was $1.4 million and $0.8 million, respectively. At August 1, 2015, the Company had approximately $6.3 million of stock-based compensation cost related to non-vested stock options, service-based restricted stock awards, performance-based restricted stock awards, and restricted stock units expected to be recognized over a weighted-average period of approximately 3.2 years.
Employee Stock Purchase Plan (“ESPP”)
The Company’s ESPP provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each annual purchasing period, whichever is lower. The ESPP covers substantially all employees who have three months of service with the Company, excluding senior executives. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. On March 20, 2014, the Board of Directors approved an amendment to the ESPP to increase the number of authorized shares thereunder from 2.1 million shares to 2.5 million shares. Such amendment was approved by the shareholders at the 2014 annual meeting of shareholders. Shares issued under the ESPP during the first half of fiscal 2015 and 2014 were 294,743 and 174,335, respectively.
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

Recurring Fair Value Measurements
Derivative Liability
The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option-pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions as of:

	August 1, 2015	August 2, 2014
Stock price	$0.64	$1.93
Conversion price	$1.75	$1.75
Expected volatility	68%	76%
Expected term (in years)	6.4	7.4
Risk free interest rate	1.83%	2.16%
Expected dividends	$—	$—
The following table presents the activity recorded for the derivative liability during the first half ended:

	August 1, 2015	August 2, 2014
	(In thousands)
Beginning balance	$28,448	$30,720
Gain on change in fair value	(9,081)	(1,225)
Balance at end of first quarter	$19,367	$29,495
Gain on change in fair value	(15,717)	(10,434)
Balance at end of second quarter	$3,650	$19,061
Changes in the fair value of the derivative liability are included in gain on derivative liability in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Operations.
Non-Recurring Fair Value Measurements
On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its store-level long-lived assets at fair value based on Level 3 inputs including, but not limited to, comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During the first half of fiscal 2015 and 2014 the Company recorded $0.6 million and $1.7 million of impairment charges, respectively, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations.
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
Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. On February 21, 2014, the plaintiff filed her motion to certify a class with respect to several claims. The Company’s opposition to such motion was filed on June 30, 2014 and the plaintiff's reply to such opposition was filed on November 4, 2014. The hearing on the plaintiff’s motion will now be held on November 24, 2015. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.

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
Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $8 million and $7 million outstanding at August 1, 2015 and January 31, 2015, respectively, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
Minimum Royalties
The Company has licensing arrangements under which the Company sells certain branded apparel and pays the licensor royalties. The contractually obligated minimum guaranteed royalty payments were approximately $6 million at both August 1, 2015 and January 31, 2015.
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
Cautionary Note Regarding Forward-Looking Statements
This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2015 (our “2014 Annual Report”), we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this Report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

•	our capital expenditure plans for the remainder of fiscal 2015; and

•	potential recording of non-cash impairment charges for under-performing stores in future quarters.
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

Cash flow and liquidity (working capital)
We evaluate cash flow from operations, liquidity and working capital to determine our short-term operational financing needs. As of August 1, 2015, there was $5 million outstanding on the Wells Credit Facility. During the third quarter of fiscal 2015, we borrowed an additional $10 million on the Wells Credit Facility primarily to fund inventory purchases for the peak back-to-school selling season, and subsequently repaid $10 million. We are not subject to any financial covenant restrictions under the Wells Credit Facility.
Although we made progress with respect to our comparable store net sales and gross margins during fiscal years 2012, 2013 and 2014, we experienced declines in comparable store sales and gross margins in the first half of fiscal 2015. If we were to continue to experience a decline in same-store sales and gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that our cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet our operating and capital expenditure needs for the next twelve months. The Wells Credit Facility and Term Loan are each scheduled to mature on December 7, 2016. Management is considering various approaches to refinancing this indebtedness, which could include the sales and leasebacks of our corporate headquarters in Anaheim, California and distribution center in Olathe, Kansas. Such transactions would require the consent of our mortgage holder (ANICO), as well as Wells Fargo and an affiliate of Golden Gate Capital, and there can be no assurance that such consents would be obtained or that such transactions would be consummated.
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
Results of Operations
The following table sets forth selected income statement data expressed as a percentage of net sales for the fiscal periods indicated. The discussion that follows should be read in conjunction with the table:

	For the Second Quarter Ended		For the First Half Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	74.2	70.9	73.7	72.3
Gross margin	25.8	29.1	26.3	27.7
Selling, general and administrative expenses	27.5	28.6	29.3	29.4
Operating income (loss)	(1.7)	0.5	(3.0)	(1.7)
Gain on derivative liability	(8.0)	(4.9)	(6.8)	(3.0)
Interest expense, net	2.2	1.9	2.3	2.0
Income (loss) before income taxes	4.1	3.5	1.5	(0.7)
Income tax (benefit) expense	(0.2)	—	0.2	0.1
Net income (loss)	4.3%	3.5%	1.3%	(0.8)%
The second quarter (13 weeks) ended August 1, 2015 as compared to the second quarter (13 weeks) ended August 2, 2014
Net Sales
Net sales were $195.6 million for the second quarter of fiscal 2015 versus $211.7 million for the second quarter of fiscal 2014. The components of this $16.1 million decrease in net sales are as follows:

$ millions	Attributable to
$(12.8)	Decrease in comparable store sales.
(3.3)	Decrease in non-comparable sales.
$(16.1)	Total
For the second quarter of fiscal 2015, comparable store net sales decreased 6%, average sales transactions increased 8% and total transactions decreased 13%, as compared to the same period a year ago. E-commerce net sales increased 2% for the second quarter of fiscal 2015 compared to fiscal 2014. Excluding the impact of e-commerce net sales, comparable retail store net sales for the second quarter of fiscal 2015 decreased 7% compared to fiscal 2014. The comparable store net sales decrease resulted from an 8% decrease in Men’s sales and a 4% decrease in Women’s sales. The decrease in Men’s sales was due primarily to declines in tops, bottoms, swimwear and accessories. The decrease in Women's sales was due primarily to declines in footwear and accessories. Apparel represented 81% of total Men’s sales for both the second quarters of fiscal 2015 and 2014, while Women’s apparel represented 93% of total Women's sales for the second quarter of fiscal 2015 versus 91% in the second quarter of fiscal 2014. Combined accessories and footwear were 13% of total sales for the second quarter of fiscal 2015 versus 14% for the second quarter of fiscal 2014.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $50.5 million for the second quarter of fiscal 2015 versus $61.5 million for the second quarter of fiscal 2014. As a percentage of net sales, gross margin was 25.8% for the second quarter of fiscal 2015 compared to 29.1% for the second quarter of fiscal 2014. The components of this 3.3% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(1.1)	Decrease in merchandise margin to 51.2% from 52.3%.
(1.8)	Increase in occupancy costs as a percentage of net sales.
(0.4)	Increase in buying, distribution and shipping costs.
(3.3)	Total
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $53.9 million for the second quarter of fiscal 2015 compared to $60.6 million for the second quarter of fiscal 2014. As a percentage of net sales, these expenses decreased to 27.5% in the second quarter of fiscal 2015 from 28.6% in the second quarter of fiscal 2014. The components of this 1.1% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
1.0	Increase in payroll and payroll related costs.
(2.1)	Decrease in depreciation, consulting and other costs.
(1.1)	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges of approximately $0.1 million and $0.9 million during the second quarters of fiscal 2015 and 2014, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.
Gain on Derivative Liability
We recorded a non-cash gain of $15.7 million related to our derivative liability in the second quarter of fiscal 2015, compared to a non-cash gain of $10.4 million for the second quarter of fiscal 2014. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements–Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was $4.3 million in the second quarter of fiscal 2015 compared to $4.1 million in the second quarter of 2014. Interest expense, net, for the second quarters of fiscal 2015 and 2014 was primarily related to interest costs associated with the Term Loan and mortgage debt described in Note 7 to the Condensed Consolidated Financial Statements.
Income Taxes
We recognized an income tax benefit of $0.3 million and $0.2 million for the second quarters of fiscal 2015 and 2014, respectively. For fiscal 2015, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.

Net Income
Our net income for the second quarter of fiscal 2015 was $8.3 million, or $0.12 per diluted share, versus net income of $7.5 million, or $0.10 per diluted share, for the second quarter of fiscal 2014. Included in the net income for the second quarter of fiscal 2015 was a non-cash gain of $15.7 million, or $0.22 per diluted share related to our derivative liability, versus a non-cash gain of $10.4 million, or $0.14 per diluted share, for the same period a year ago.
The first half (26 weeks) ended August 1, 2015 as compared to the first half (26 weeks) ended August 2, 2014
Net Sales
Net sales were $362.1 million for the first half of fiscal 2015 versus $382.9 million for the first half of fiscal 2014. The components of this $20.8 million decrease in net sales are as follows:

$ millions	Attributable to
$(16.2)	Decrease in comparable store sales.
(4.6)	Decrease in non-comparable sales.
$(20.8)	Total
For the first half of fiscal 2015, comparable store net sales decreased 4%, average sales transactions increased 10% and total transactions decreased 13%, as compared to the same period a year ago. E-commerce net sales remained flat the first half of fiscal 2015 compared to the first half of fiscal 2014. Excluding the impact of e-commerce net sales, comparable retail store net sales for the first half of fiscal 2015 decreased 5% compared to the first half of fiscal 2014. The comparable store net sales decrease resulted from a 6% decrease in Men’s sales and a 3% decrease in Women’s sales. The decrease in Men’s sales was due primarily to declines in tops, bottoms, swimwear and accessories. The decrease in Women's sales was due primarily to declines in footwear and accessories. Apparel represented 81% of total Men’s sales for the first half of fiscal 2015 versus 80% in the first half of fiscal 2014, while Women’s apparel represented 93% of total Women's sales for the first half of fiscal 2015 versus 91% in the first half of fiscal 2014. Combined accessories and footwear were 14% of total sales for the first half of fiscal 2015 versus 15% for the first half of fiscal 2014.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $95.1 million for the first half of fiscal 2015 versus $106.2 million for the first half of fiscal 2014. As a percentage of net sales, gross margin was 26.3% for the first half of fiscal 2015 compared to 27.7% for the first half of fiscal 2014. The components of this 1.4% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(1.3)	Increase in occupancy costs as a percentage of net sales.
(0.1)	Increase in buying and distribution costs.
(1.4)	Total
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $106.0 million for the first half of fiscal 2015 compared to $112.6 million for the first half of fiscal 2014. As a percentage of net sales, these expenses decreased to 29.3% in the first half of fiscal 2015 from 29.4% in the first half of fiscal 2014. The components of this 0.1% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
1.2	Increase in payroll and payroll related costs as a percentage of net sales.
(1.3)	Decrease in depreciation, consulting and other costs.
(0.1)	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges of approximately $0.6 million and $1.7 million during the first halves of fiscal 2015 and 2014, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values.

Gain on Derivative Liability
We recorded a non-cash gain of $24.8 million related to our derivative liability in the first half of fiscal 2015, compared to a non-cash gain of $11.7 million for the first half of fiscal 2014. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements–Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was $8.4 million in the first half of fiscal 2015 compared to $8.0 million in the first half of 2014. Interest expense, net, for the first halves of fiscal 2015 and 2014 was primarily related to interest costs associated with the Term Loan and mortgage debt described in Note 7 to the Condensed Consolidated Financial Statements.
Income Taxes
We recognized income tax expense of $0.7 million and $0.2 million for the first halves of fiscal 2015 and 2014, respectively. For fiscal 2015, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.
Net Income (Loss)
Our net income for the first half of fiscal 2015 was $4.8 million, or $0.07 per diluted share, versus a net loss of $2.9 million, or $0.04 per diluted share, for the first half of fiscal 2014. Included in the net income for the first half of fiscal 2015 was a non-cash gain of $24.8 million, or $0.35 per diluted share related to our derivative liability, versus a non-cash gain of $11.7 million, or $0.17 per diluted share, for the same period a year ago.
Liquidity and Capital Resources
We have historically financed our operations primarily from internally generated cash flow and with short-term and long-term borrowings. Our primary cash requirements have been for the financing of inventories and construction of newly opened, remodeled, expanded or relocated stores. As of August 1, 2015, there was $5 million outstanding on the Wells Credit Facility. During the third quarter of fiscal 2015, we borrowed an additional $10 million on the Wells Credit Facility primarily to fund inventory purchases for the peak back-to-school selling season, and subsequently repaid $10 million. We are not subject to any financial covenant restrictions under the Wells Credit Facility.
Although we made progress with respect to our comparable store net sales and gross margins during fiscal years 2012, 2013 and 2014, we experienced declines in comparable store sales and gross margins in the first half of fiscal 2015. If we were to continue to experience a decline in same-store sales and gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that our cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet our operating and capital expenditure needs for the next twelve months. The Wells Credit Facility and Term Loan are each scheduled to mature on December 7, 2016. Management is considering various approaches to refinancing this indebtedness, which could include the sales and leasebacks of our corporate headquarters in Anaheim, California and distribution center in Olathe, Kansas. Such transactions would require the consent of our mortgage holder (ANICO), as well as Wells Fargo and an affiliate of Golden Gate Capital, and there can be no assurance that such consents would be obtained or that such transactions would be consummated.

	For the First Half Ended
	August 1, 2015	August 2, 2014
	(In thousands)
Net cash (used in) provided by operating activities	$(6,093)	$1,105
Net cash used in investing activities	(6,762)	(7,919)
Net cash provided by financing activities	3,964	360
Net decrease in cash and cash equivalents	$(8,891)	$(6,454)
Operating Cash Flows
Net cash used in operating activities in the first half of fiscal 2015 was $6.1 million, compared to $1.1 million of cash provided by operating activities the first half of fiscal 2014. This decrease of $7.2 million was due primarily to the gain in our derivative liability, which was $24.8 million in the first half of fiscal 2015, compared to $11.7 million in the first half of fiscal 2014. This gain also contributed to our net income of $4.8 million for the first half of 2015, compared to a net loss of $2.9 million for the first half of fiscal 2014. Other non-cash adjustments to reconcile our net income (loss) to net cash provided by (used in) operating activities were primarily related to depreciation and amortization expense in both periods. Our primary use of cash in the first half of fiscal 2015 and 2014 was to purchase merchandise inventories.
Working Capital
Working capital at August 1, 2015 was $17.3 million, compared to $7.5 million at January 31, 2015, an increase of $9.8 million. The changes in working capital were as follows:

$ millions	Description
$7.5	Working capital at January 31, 2015
(8.9)	Decrease in cash and cash equivalents.
(7.3)	Decrease in inventories, net of accounts payable.
24.8	Decrease in derivative liability.
1.2	Increase in other current assets, net of other current liabilities.
$17.3	Working capital at August 1, 2015

Investing Cash Flows
Net cash used in investing activities in the first half of fiscal 2015 was $6.8 million, compared to $7.9 million used in investing activities for the first half of fiscal 2014, a decrease in cash outflow of $1.1 million. Investing cash outflows in the first half of fiscal 2015 and 2014 were primarily comprised of capital expenditures for refreshing existing stores and information technology investments. We expect total capital expenditures for fiscal 2015 to be approximately $15 million.
Financing Cash Flows
Net cash provided by financing activities in the first half of fiscal 2015 was $4.0 million, compared to net cash provided by financing activities of $0.4 million for the first half of fiscal 2014. The primary uses of cash for financing activities in the first halves of fiscal 2015 and 2014 were principal payments under our mortgage debt and capital lease obligations, as well as required statutory tax withholding payments associated with the vesting of restricted stock awards for certain executive officers. These uses of cash were partially offset by proceeds from stock option exercises during both periods. In addition, during the first half of fiscal 2015, we borrowed $15.0 million on our line of credit, and subsequently repaid $10.0 million of these borrowings. These borrowings were primarily for the purpose of financing inventory purchases in advance of the peak back-to-school selling season.
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

Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for information technology assets. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At August 1, 2015, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations	$357	$76	$127	$79	$75
Term loan	92	4	88	—	—
Mortgage debt	36	2	4	4	26
Letters of credit	8	8	—	—	—
Guaranteed minimum royalties	6	2	3	1	—
Capital lease obligations	1	1	—	—	—
Total	$500	$93	$222	$84	$101
Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for the first half of fiscal 2015 and fiscal 2014 were $69.5 million and $68.6 million, respectively. Total CAM expenses could fluctuate from year-to-year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases can be found below under the caption “Operating Leases.”

Obligations under our Executive Deferred Compensation Plan were $1.9 million as of August 1, 2015, and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.
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
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past, including the first half of fiscal 2015.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk in connection with the Wells Credit Facility. Generally, direct borrowings under the Wells Credit Facility bear interest at a floating rate (as defined in the Wells Credit Facility, 1.94% as of August 1, 2015) which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate. See Note 7 to the Consolidated Financial Statements in our 2014 Annual Report.
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
We are exposed to market risks related to fluctuations in the market price of our common stock. The derivative liability associated with the Series B Preferred is recorded at fair value using an options pricing model which is dependent on the market price of our common stock. Changes in the value of the derivative are included as a component of earnings in current operations. A sensitivity analysis was performed with respect to the Series B Preferred to determine the impact of fluctuations in the market price of our common stock. The sensitivity analysis determined that the impact of a market price fluctuation of 10% would change the fair value of the derivative liability by approximately $0.5 million. See Note 10 to the Condensed Consolidated Financial Statements for further discussion of our derivative liability and valuation thereof.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 1, 2015.
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
ITEM 1A. RISK FACTORS
We have included in Part I, Item 1A of our 2014 Annual Report descriptions of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Other than the Risk Factors below, we believe there are no material changes from the disclosure provided in our 2014 Annual Report with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
We are not currently in compliance with the NASDAQ Global Select Market $1.00 minimum bid price requirement. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.
Our common stock is currently listed on the NASDAQ Global Select Market (“NASDAQ”). Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards. On September 1, 2015, we received a letter from NASDAQ (the “Notice”) notifying us that the closing bid price of our common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, we no longer comply with the minimum bid price requirement for continued listing on NASDAQ. The Notice also stated that we have been provided an initial cure period of 180 calendar days, or until February 29, 2016, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to February 29, 2016. If we do not regain compliance by February 29, 2016, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of the NASDAQ Global Select Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second cure period by effecting a reverse stock split, if necessary. If we need the second cure period, we intend to effect a reverse stock split, if necessary, during such period and would seek shareholder approval for the reverse stock split at our annual meeting of shareholders in June 2016. As part of its review process, NASDAQ will make a determination of whether it believes that we will be able to cure this deficiency. Should NASDAQ conclude that we will not be able to cure the deficiency, NASDAQ will provide notice that our securities will be subject to delisting. Our failure to regain compliance with the minimum bid price requirement under the NASDAQ listing rules may result in the delisting of our common stock.
If our common stock were to be delisted from NASDAQ, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading would likely reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from NASDAQ and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock. As a result, the ability of our stockholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our stock from NASDAQ would also make it more difficult for us to raise additional capital.
If recent declines in our comparable store net sales and gross margins continue, they could have a material adverse impact on our business, profitability and liquidity.
Although we made progress with respect to our comparable store net sales and gross margins during fiscal years 2012, 2013 and 2014, we experienced declines in comparable store sales and gross margins in the first half of fiscal 2015. If we were to continue to experience a decline in same-store sales and gross margins in the future, we may be required to access most, if not all, of the Wells Credit Facility and would potentially require other sources of financing to fund our operations, which sources might not be available. Based on current forecasts, we believe that our cash flows from operations and working capital, along with the availability under the Wells Credit Facility, will be sufficient to meet our operating and capital expenditure needs for the next twelve months. The Wells Credit Facility and Term Loan are each scheduled to mature on December 7, 2016. Management is considering various approaches to refinancing this indebtedness, which could include the sales and leasebacks of our corporate headquarters in Anaheim, California and distribution center in Olathe, Kansas. Such transactions would require the consent of our mortgage holder (ANICO), as well as Wells Fargo and an affiliate of Golden Gate Capital, and there can be no assurance that such consents would be obtained or that such transactions would be consummated.
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

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: September 10, 2015	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: September 10, 2015	By:	/s/ CHRISTOPHER R. TEDFORD
Christopher R. Tedford
Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Filing Date
3.1	Third Amended and Restated Articles of Incorporation of the Company	10-Q	8/31/2004
3.2	Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company	8-K	12/24/1998
3.3	Sixth Amended and Restated Bylaws of the Company	10-Q	9/6/2013
3.4	Certificate of Determination of Preferences of Convertible Series B Preferred Stock of the Company	8-K	12/7/2011
31.1+	Certification of Gary H. Schoenfeld pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Christopher R. Tedford pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certifications of Gary H. Schoenfeld and Christopher R. Tedford pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

**
These interactive files are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and are otherwise not subject to liability under these sections.