Form 10-Q
period 2015-10-31
PACIFIC SUNWEAR OF CALIFORNIA INC
filed 2015-12-08
CIK 874841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On December 7, 2015, the registrant had 70,121,374 shares of Common Stock outstanding.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
FORM 10-Q
For the Quarter Ended October 31, 2015
Index

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets—October 31, 2015 and January 31, 2015	3
Condensed Consolidated Statements of Operations and Comprehensive Operations—Third quarters (13 weeks) and first three quarters (39 weeks) ended October 31, 2015 and November 1, 2014	4
Condensed Consolidated Statements of Cash Flows—First three quarters (39 weeks) ended October 31, 2015 and November 1, 2014	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26

SIGNATURE PAGE	27

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	October 31, 2015	January 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,349	$22,588
Inventories	139,623	81,658
Prepaid expenses	12,460	12,692
Other current assets	6,740	3,992
Total current assets	170,172	120,930
Property and equipment, net	87,850	88,751
Deferred income taxes	6,034	6,034
Intangible assets, net	10,498	11,069
Other assets	24,299	25,495
TOTAL ASSETS	$298,853	$252,279

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$69,340	$36,775
Line of credit	35,000	—
Derivative liability	932	28,448
Other current liabilities	48,535	48,183
Total current liabilities	153,807	113,406
LONG-TERM LIABILITIES:
Deferred lease incentives	14,260	10,804
Deferred rent	14,537	14,694
Long-term debt	97,023	94,424
Other liabilities	25,429	28,368
Total long-term liabilities	151,249	148,290
Commitments and contingencies (Note 11)
SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 170,859,375 shares authorized; 70,085,318 and 69,265,844 shares issued and outstanding, respectively	701	693
Additional paid-in capital	26,094	24,384
Accumulated deficit	(32,998)	(34,494)
Total shareholders’ deficit	(6,203)	(9,417)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$298,853	$252,279

See Notes to Condensed Consolidated Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS (Unaudited, All Amounts in Thousands Except Share and Per Share Amounts)

	For the Third Quarter Ended		For the Three Quarters Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$205,921	$212,292	$568,046	$595,184
Cost of goods sold, including buying, distribution and occupancy costs	154,139	155,609	421,136	432,299
Gross margin	51,782	56,683	146,910	162,885
Selling, general and administrative expenses	53,430	58,020	159,428	170,609
Operating loss	(1,648)	(1,337)	(12,518)	(7,724)
Gain on derivative liability	(2,718)	(4,881)	(27,516)	(16,540)
Interest expense, net	4,328	3,867	12,753	11,819
Income (loss) before income taxes	(3,258)	(323)	2,245	(3,003)
Income tax expense	93	146	749	362
Net income (loss)	$(3,351)	$(469)	$1,496	$(3,365)
Comprehensive income (loss)	$(3,351)	$(469)	$1,496	$(3,365)

Net income (loss) per share:
Basic	$(0.05)	$(0.01)	$0.02	$(0.05)
Diluted	$(0.05)	$(0.01)	$0.02	$(0.05)
Weighted-average shares outstanding:
Basic	70,082,048	69,235,168	69,777,630	69,018,319
Diluted	70,082,048	69,235,168	70,203,837	69,018,319

See Notes to Condensed Consolidated Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, All Amounts in Thousands)

	For the Three Quarters Ended
	October 31, 2015	November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,496	$(3,365)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,513	18,060
Asset impairment	980	3,119
Loss on disposal of property and equipment	66	122
Gain on derivative liability	(27,516)	(16,540)
Amortization of debt discount	3,024	2,239
Non-cash stock-based compensation	1,966	1,202
Change in assets and liabilities:
Inventories	(57,965)	(46,084)
Prepaid expenses and other current assets	(2,516)	(2,451)
Other assets	480	(1,600)
Accounts payable	32,565	35,603
Other current liabilities	(1,643)	7,130
Deferred lease incentives	3,456	(1,299)
Deferred rent	(157)	(513)
Other long-term liabilities	(2,420)	97
Net cash used in operating activities	(32,671)	(4,280)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and intangible assets	(12,284)	(11,320)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings	45,000	—
Payments under credit facility borrowings	(10,000)	—
Proceeds from mortgage borrowings	—	618
Principal payments under mortgage borrowings	(403)	(422)
Payments for debt issuance costs	—	(116)
Principal payments under capital lease obligations	(632)	(344)
Proceeds from issuance of stock-based compensation	302	374
Statutory withholding payments for stock-based compensation	(551)	—
Net cash provided by financing activities	33,716	110
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,239)	(15,490)
CASH AND CASH EQUIVALENTS, beginning of period	22,588	27,769
CASH AND CASH EQUIVALENTS, end of period	$11,349	$12,279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,585	$4,656
Cash paid for income taxes	$349	$874
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
Property, equipment and intangible asset purchases accrued at end of period	$2,564	$975

See Notes to Condensed Consolidated Financial Statements.

PACIFIC SUNWEAR OF CALIFORNIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF BUSINESS
Pacific Sunwear of California, Inc. (together with its wholly-owned subsidiaries, the “Company” or “PacSun”) is a leading specialty retailer rooted in the action sports, fashion and music influences of the California lifestyle. The Company sells a combination of branded and proprietary casual apparel, accessories and footwear designed to appeal to teens and young adults. It operates a nationwide, primarily mall-based chain of retail stores under the names “Pacific Sunwear” and “PacSun.” In addition, the Company operates an e-commerce website at www.pacsun.com which sells PacSun merchandise online, provides content and community for its target customers and provides information about the Company. The Company, a California corporation, was incorporated in August 1982. As of October 31, 2015, the Company leased and operated 611 stores in each of the 50 states and Puerto Rico.
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
In the opinion of management, all adjustments consisting only of normal recurring entries necessary for a fair presentation have been included. The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements as well as the reported revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the Company’s fiscal quarter ended and first three quarters ended October 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2016 (“fiscal 2015”).
Liquidity
During the first three quarters ended October 31, 2015, the Company's operating results included declining comparable store net sales and gross margins, losses from operations of $13 million, as compared to losses of $8 million for the same period a year ago, and cash flows used in operations of $33 million, as compared to $4 million for the same period a year ago. As of October 31, 2015, the Company had cash and cash equivalents of $11 million and borrowings of $35 million under its $100 million revolving credit facility (the "Wells Credit Facility") with Wells Fargo Bank, N.A. (“Wells Fargo”), which is scheduled to mature on December 7, 2016. During the fourth quarter of fiscal 2015, the Company expects to borrow up to an additional $35 million under the Wells Credit Facility primarily to fund inventory purchases for the peak holiday selling season. The Company currently anticipates that a substantial portion of these borrowings will be repaid prior to the end of the fourth quarter. The Company also has a $60 million term loan with an affiliate of Golden Gate Capital (“Golden Gate”), which is scheduled to mature on December 7, 2016 (the “Term Loan”). Upon maturity of the Term Loan, $27 million of payable-in-kind (“PIK”) interest also will become due and payable. Accordingly, in light of the upcoming maturity of the Term Loan and the Wells Credit Facility, the Company is considering various alternatives regarding the Term Loan, including discussions with Golden Gate. As part of such evaluation, the Company is considering the sales and leasebacks of its corporate headquarters in Anaheim, California and the distribution center in Olathe, Kansas, as a source of potential additional liquidity. There can be no assurance that any contemplated alternatives can be achieved.
The Company has historically financed its operations primarily from internally generated cash flow and with short- and long-term borrowings. In addition, the Company recently implemented an annual cost reduction program in the third quarter of fiscal 2015 which the Company believes will yield approximately $15 million of annual cost savings during fiscal 2016 (the “Cost Reduction Program”). The Cost Reduction Program is planned to be principally achieved through more streamlined in-store execution, reductions in selling, general and administrative expenses and capital expenditures, and through the restructuring of certain positions and departments at the corporate headquarters. Based on current forecasts, the Company believes that its cash flows from operations, together with its working capital, cash reserves, availability under the Wells Credit Facility and expected benefits associated with the Cost Reduction Program, will be sufficient to fund the Company's operating and capital expenditure needs through December 7, 2016, the scheduled maturity date of the Term Loan and the Wells Credit Facility. However, if the Company's comparable store net sales and gross margins continue to decline, and if the Company continues to experience negative operating results, the Company may deplete all of its cash reserves and be required to access most, if not all, of the Wells Credit Facility, and may be restricted from additional borrowings if it fails to comply with the minimum excess availability covenant in the Wells Credit

Facility (see Note 7). The Company also could potentially require other sources of financing to fund its operations and to refinance the Term Loan, which sources might not be available on a timely basis, or at all. Should the Company be unable to execute its plans, remain in compliance with the Term Loan or the Wells Credit Facility or obtain additional or alternative financing, it may be unable to repay the Term Loan and continue as a going concern for a reasonable period of time. The accompanying unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of these uncertainties.
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
Earnings Per Share
Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock and nonvested restricted stock using the treasury stock method, if dilutive. In periods where a net loss is reported, incremental shares are excluded as their effect would be anti-dilutive. In such circumstances, the weighted-average number of shares outstanding in the basic and diluted earnings per common share calculations will be the same. Anti-dilutive options and nonvested shares are excluded from the computation of diluted earnings per share because either the option exercise price or the grant date fair value of the nonvested shares is greater than the market price of the Company’s common stock. Stock options and nonvested shares totaling 0.1 million and 1.3 million in the third quarter of fiscal 2015 and 2014, respectively, and 4.2 million in the first three quarters of fiscal 2014, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

	For the Third Quarter Ended		For the Three Quarters Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(in thousands)
Shares used in computing basic net income (loss) per share	70,082	69,235	69,778	69,018
Dilutive effect of options, restricted stock and convertible preferred stock	—	—	426	—
Shares used in computing diluted net income (loss) per share	70,082	69,235	70,204	69,018
Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for periods beginning after December 15, 2015. The new guidance is not expected to have a material impact on the Company's financial position.
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

	For the Third Quarter Ended		For the Three Quarters Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(In thousands)
Impairment charges	$378	$377	$980	$2,040

	October 31, 2015	November 1, 2014
	(In thousands)
Carrying value of assets tested for impairment	$1,005	$1,466
Carrying value of assets with impairment	$564	$558
Fair value of assets impaired	$186	$181
Number of stores tested for impairment	38	48
Number of stores with impairment	8	12
The long-lived assets disclosed above that were written down to their respective fair values consisted primarily of leasehold improvements, furniture, fixtures and equipment. The Company recognized impairment charges of $0.4 million during each of the third quarters ended October 31, 2015 and November 1, 2014, and $1.0 million and $2.0 million during the first three quarters of fiscal 2015 and 2014, respectively. The decrease in the number of stores tested for impairment year-over-year was primarily related to the Company's closure of certain underperforming stores. In addition, during the third quarter of fiscal 2014, the Company determined that certain software previously capitalized for internal use was abandoned. As a result, the Company recorded an impairment charge of $1.1 million and accrued approximately $0.4 million related to future software maintenance costs.
See Note 10, "Fair Value Measurements" for further discussion related to impairment of long-lived assets.
5. DERIVATIVE LIABILTY
As disclosed in Note 9, "Shareholders' Equity," the Company issued 1,000 shares of its Convertible Series B Preferred Stock (the “Series B Preferred”) in connection with the 5-year, $60 million senior secured term loan (the “Term Loan”), funded by an affiliate of Golden Gate Capital. The fair value of the Series B Preferred at issuance was approximately $15 million which was recorded as a derivative liability. As of October 31, 2015 and January 31, 2015, the fair value of the derivative liability was $0.9 million and $28.4 million, respectively. See Note 10, “Fair Value Measurements” for further discussion on the derivative liability.
6. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following:

	October 31, 2015	January 31, 2015
	(In thousands)
Accrued compensation and benefits	$11,504	$12,528
Accrued gift cards	6,423	8,905
Sales taxes payable	3,330	3,720
Other	27,278	23,030
Total other current liabilities	$48,535	$48,183

7. DEBT
Credit Facility
On December 7, 2011, the Company entered into a 5-year, $100 million revolving credit facility (the "Wells Credit Facility") with Wells Fargo Bank, N.A ("Wells Fargo"). Borrowings under the Wells Credit Facility bear interest at a floating rate (as defined in the Wells Credit Facility, 1.94% as of October 31, 2015) which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate. Extensions of credit under the Wells Credit Facility are limited to a borrowing base consisting of specified percentages of eligible categories of assets, which is primarily eligible inventory that is subject to seasonal fluctuations. The Wells Credit Facility is available for direct borrowings and allows for the issuance of letters of credit, and up to $12.5 million is available for swing-line loans. The Wells Credit Facility is secured by liens and security interests with (a) a first priority security interest in the current and certain related assets of the Company including cash, cash equivalents, deposit accounts, securities accounts, credit card receivables and inventory, and (b) a second priority security interest in all assets and properties of the Company that are not secured by a first lien and security interest. The Wells Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, liquidate or dissolve, sell, transfer, lease or dispose of assets, or make loans, investments or guarantees. The Wells Credit Facility is scheduled to mature on December 7, 2016. As of October 31, 2015, the Company had $35 million of direct borrowings and $14 million in letters of credit outstanding under the Wells Credit Facility. The remaining availability under the Wells Credit Facility at October 31, 2015 was $22 million.
Pursuant to the terms of the Wells Credit Facility agreement, the Company is required to maintain minimum excess availability of $10 million (“Minimum Availability”) and is also subject to more frequent debt compliance reporting (“Weekly Borrowing Base Delivery Event”) and certain cash control requirements (“Cash Dominion Event”) if its availability under the Wells Credit Facility falls below $35 million and $25 million, respectively. In October 2015, Wells Fargo granted the Company a temporary reduction of the Cash Dominion Event through the end of December 31, 2015 from the $25 million threshold to an amount equal to at least 15% of the Loan Cap, defined as the lesser of the aggregate commitments of $100 million and the borrowing base. The Company is currently in compliance with the Minimum Availability covenant and the Cash Dominion Event requirement and expects to remain in compliance after the additional draw of $35 million in the fourth quarter of 2015. Based on current forecasts, the Company anticipates its available borrowings under the Wells Credit Facility will result in a Weekly Borrowing Base Delivery Event and a Cash Dominion Event in early fiscal 2016 for which the Company may seek to obtain waivers from Wells Fargo and Golden Gate similar to the waivers described above. There can be no assurances that such waivers will be obtained.
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
Pursuant to the terms of the Term Loan credit agreement, the Company also is required to comply with the same Minimum Availability covenant, and is also subject to the same Weekly Borrowing Base Delivery Event and the Cash Dominion Event requirements as are provided in the Wells Credit Facility agreement. In October 2015, Golden Gate granted the Company a temporary reduction of the Cash Dominion Event through the end of December 31, 2015 from the $25 million threshold to an amount equal to at least 15% of the Loan Cap under the Wells Credit Facility. The Company is currently in compliance with the Minimum Availability covenant and the Cash Dominion Event requirement and expects to remain in compliance after the additional draw of $35 million under the Wells Credit Facility in the fourth quarter of fiscal 2015. Based on current forecasts, the Company anticipates its available borrowings under the Wells Credit Facility will result in a Weekly Borrowing Base Delivery Event and a Cash Dominion Event in early fiscal 2016 for which the Company may seek to obtain waivers from Wells Fargo and Golden Gate similar to the waivers described above. There can be no assurances that such waivers will be obtained.

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
As of October 31, 2015, the remaining aggregate principal payments due under the Term Loan and the Mortgage Debt are as follows:

	(In thousands)
	2015	2016	2017	2018	2019	Thereafter	Total
Mortgage Debt	$562	$592	$624	$658	$693	$24,395	$27,524
Term Loan (1)	—	75,623	—	—	—	—	75,623
Total	$562	$76,215	$624	$658	$693	$24,395	$103,147
		Less: Term Loan discount					(5,562)
		Less: Current portion of long-term debt					(562)
		Total long-term debt					$97,023
(1) Upon maturity of the Term Loan, $26.6 million of PIK interest will become due and payable, of which $15.6 million is included in the Term Loan balance and $4.3 million is accrued and included in other current liabilities as of October 31, 2015.
The Company recorded interest expense of $4.3 million and $3.9 million during the third quarters of fiscal 2015 and 2014, respectively, and $12.8 million and $11.8 million during the first three quarters of fiscal 2015 and 2014, respectively.
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
The Company continues to monitor whether an ownership change has occurred under Internal Revenue Code Section 382 (“Section 382”). Based on available information at the reporting date, the Company believes it has not experienced an ownership change through the quarter ended October 31, 2015. The determination of whether or not an ownership change under Section 382 has occurred requires the Company to evaluate certain acquisitions and dispositions of ownership interests over a rolling three-year period. As a result, future acquisitions and dispositions could result in an ownership change of the Company under Section 382. If an ownership change were to occur, the Company’s ability to utilize federal net operating loss carryforwards could be significantly limited.

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
Stock-Based Compensation
During the first three quarters of fiscal 2015, the Company maintained three stock-based incentive plans: (1) the 2005 Performance Incentive Plan (the "2005 Plan”), (2) the 2015 Long-Term Incentive Plan (the "2015 Plan") and (3) the amended and restated Employee Stock Purchase Plan (the “ESPP”).
The types of awards that could be granted under the 2005 Plan included stock options, stock appreciation rights, restricted stock, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock. Persons eligible to receive awards under the 2005 Plan included officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2005 Plan was determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the 2005 Plan is ten years after the grant date of the award. The 2005 Plan expired on March 22, 2015. Therefore, as of October 31, 2015, there were no remaining shares of the Company's common stock available for award grants under the 2005 Plan.
On March 19, 2015, the Board of Directors approved the 2015 Plan to replace the expiring 2005 Plan. On June 4, 2015, the 2015 Plan was approved by the Company’s shareholders. Initially, 7.0 million shares were available for grants under the 2015 Plan. The types of awards that can be granted under the 2015 Plan include stock options, stock appreciation rights, restricted stock and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock. Persons eligible to receive awards under the 2015 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company and certain consultants and advisors to the Company or any of its subsidiaries. The vesting of awards under the 2015 Plan are determined at the date of grant. Each award expires on a date determined at the date of grant; however, the maximum term of options and stock appreciation rights under the 2015 Plan is ten years after the grant date of the award. Any shares subject to awards under prior stock plans that are canceled, forfeited or otherwise terminate without having vested or been exercised, will become available for future award grants under the 2015 Plan. As of October 31, 2015, there were 5.5 million shares of the Company's common stock available for award grants under the 2015 Plan.
The Company accounts for stock-based compensation expense in accordance with ASC Topic 718, “Stock Compensation”. The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its stock options. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense to be recognized during the vesting period. The expected term of options granted is derived primarily from historical data on employee exercises adjusted for expected changes to option terms, if any. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based primarily on the historical volatility of the Company’s common stock. The Company records stock-based compensation expense using the straight-line method over the vesting period, which is generally three to four years. The Company’s stock-based awards generally begin vesting one year after the grant date and, for stock options, expire in seven to ten years, or three months after termination of employment with the Company. The Company’s stock-based compensation expense resulted from awards of stock options, restricted stock, and stock appreciation rights, as well as from shares issued under the ESPP.

Stock Options
Under the 2005 Plan, incentive and nonqualified stock options have been granted to employees and directors to purchase common stock at prices equal to the fair value of the Company’s common shares at the respective grant dates. No stock options were granted by the Company during the first three quarters of fiscal 2015 or fiscal 2014 under either the 2005 Plan or the 2015 Plan. A summary of stock option (incentive and nonqualified) activity for the first three quarters of fiscal 2015 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs.)	Aggregate Intrinsic Value ($000s)
Outstanding at January 31, 2015	1,913,227	$4.11
Granted	—	—
Exercised	—	—
Forfeited or expired	(92,727)	11.10
Outstanding at October 31, 2015	1,820,500	$3.75	1.0	$—
Vested and expected to vest at October 31, 2015	1,820,317	$3.75	1.0	$—
Exercisable at October 31, 2015	1,814,257	$3.76	1.0	$—
There were no stock options exercised during the first three quarters of fiscal 2015 or 2014.
Restricted Stock Awards
A summary of service-based restricted stock awards activity under the 2005 Plan and 2015 Plan for the first three quarters of fiscal 2015 is presented in the following table. Except as described below, such restricted stock awards contain a service-based restriction as to vesting. These awards generally vest over 4 years with 25% of the shares vesting each year on the anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 31, 2015	964,001	$1.99
Granted	3,850,000	2.12
Vested	(369,079)	2.16
Forfeited	(156,353)	2.20
Outstanding at October 31, 2015	4,288,569	$2.08
The weighted-average grant-date fair value per share of service-based restricted stock awards granted during the first three quarters of fiscal 2015 and 2014 was $2.12 and $2.51, respectively. The total fair value of service-based restricted stock awards vested during the first three quarters of fiscal 2015 and 2014 was $1.0 million and $1.2 million, respectively.
Performance-Based Restricted Stock Awards
During the first quarter of fiscal 2012, the Company granted 675,000 performance-based restricted stock awards under the 2005 Plan which only vest upon the achievement of certain financial targets. The weighted-average grant-date fair value per share of performance-based restricted stock awards granted during fiscal 2012 was $1.77. During the first quarter of fiscal 2015, 200,000 shares with a fair value totaling $0.6 million vested as a result of the Company achieving certain financial targets in fiscal 2014. There were no performance-based restricted stock awards granted in the first three quarters of fiscal 2015.

Restricted Stock Units
A summary of restricted stock units activity under the 2005 Plan and the 2015 Plan for the first three quarters of fiscal 2015 is presented below. Restricted stock units contain a service-based restriction as to vesting. These awards generally vest 100% on the first anniversary of the grant date.

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 31, 2015	150,000	$2.25
Granted	125,000	1.42
Vested	(150,000)	2.25
Forfeited	—	—
Outstanding at October 31, 2015	125,000	$1.42
The weighted-average grant-date fair value per share of restricted stock units granted during the first three quarters of fiscal 2015 and 2014 was $1.42 and $2.25, respectively. The total fair value of awards vested during the first three quarters of fiscal 2015 and 2014 was $0.2 million and $0.3 million, respectively.
Stock-based compensation expense recognized related to nonvested stock options, restricted stock awards and restricted stock units during the third quarter of fiscal 2015 and 2014 was $0.6 million and $0.4 million, respectively, and during the first three quarters of fiscal 2015 and 2014 was $2.0 million and $1.2 million, respectively. At October 31, 2015, the Company had approximately $6.0 million of stock-based compensation cost related to non-vested stock options, service-based restricted stock awards, performance-based restricted stock awards, and restricted stock units expected to be recognized over a weighted-average period of approximately 3.2 years.
Employee Stock Purchase Plan (“ESPP”)
The Company’s ESPP provides a method for Company employees to voluntarily purchase Company common stock at a 10% discount from fair market value as of the beginning or the end of each annual purchasing period, whichever is lower. The ESPP covers substantially all employees who have three months of service with the Company, excluding senior executives. The ESPP is intended to constitute an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. On March 20, 2014, the Board of Directors approved an amendment to the ESPP to increase the number of authorized shares thereunder from 2.1 million shares to 2.5 million shares. Such amendment was approved by the shareholders at the 2014 annual meeting of shareholders. Shares issued under the ESPP during the first three quarters of fiscal 2015 and 2014 were 294,743 and 174,335, respectively, resulting in proceeds from the issuance of common stock of $0.3 million and $0.4 million, respectively.
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

Recurring Fair Value Measurements
Derivative Liability
The Series B Preferred shares are required to be measured at fair value each reporting period. The fair value of the Series B Preferred shares was estimated using an option-pricing model that requires Level 3 inputs, which are highly subjective and determined using the following significant assumptions as of:

	October 31, 2015	November 1, 2014
Stock price	$0.27	$1.52
Conversion price	$1.75	$1.75
Expected volatility	69%	76%
Expected term (in years)	6.1	7.1
Risk free interest rate	1.70%	2.05%
Expected dividends	$—	$—
The following table presents the activity recorded for the derivative liability during the first three quarters ended:

	October 31, 2015	November 1, 2014
	(In thousands)
Beginning balance	$28,448	$30,720
Gain on change in fair value	(9,081)	(1,225)
Balance at end of first quarter	$19,367	$29,495
Gain on change in fair value	(15,717)	(10,434)
Balance at end of second quarter	$3,650	$19,061
Gain on change in fair value	(2,718)	(4,881)
Balance at end of third quarter	$932	$14,180
Changes in the fair value of the derivative liability are included in gain on derivative liability in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Operations.
Non-Recurring Fair Value Measurements
On a non-recurring basis, using a discounted cash flow model, the Company measures certain of its store-level long-lived assets at fair value based on Level 3 inputs including, but not limited to, comparable store sales and margin growth, projected operating costs based primarily on historical trends, and an estimated weighted-average cost of capital rate. During the first three quarters of fiscal 2015 and 2014 the Company recorded $1.0 million and $2.0 million of impairment charges, respectively, in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Operations. In addition, during the third quarter of fiscal 2014, the Company determined that certain software previously capitalized for internal use was abandoned. As a result, the Company recorded an impairment charge of $1.1 million and accrued approximately $0.4 million related to future software maintenance costs.
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
Tamara Beeney, individually and on behalf of other members of the general public similarly situated vs. Pacific Sunwear of California, Inc. and Pacific Sunwear Stores Corporation, Superior Court of California, County of Orange, Case No. 30-2011-00459346-CU-OE-CXC. On March 18, 2011, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging violations of California’s wage and hour, overtime, meal break and rest break rules and regulations, among other things. The complaint seeks class certification, the appointment of the plaintiff as class representative, and an unspecified amount of damages and penalties. The Company has filed an answer denying all allegations regarding the plaintiff’s claims and asserting various defenses. On February 21, 2014, the plaintiff filed her motion to certify a class with respect to several claims. The Company’s opposition to such motion was filed on June 30, 2014 and the plaintiff's reply to such opposition was filed on November 4, 2014. The hearing on the plaintiff’s motion was held on November 24, 2015. At such hearing, the Court certified a class with respect to two of the plaintiff's claims and refused to certify a class with respect to the plaintiff's three remaining claims. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company’s operating results.
Shayna Broadstone, an individual, on behalf of herself and all others similarly situated, vs. Pacific Sunwear of California, Inc., Pacific Sunwear Stores Corp, and Does 1-100, Superior Court for the State of California, County of Los Angeles, Case No. BC594799. On September 16, 2015, the plaintiff in this matter filed a putative class action lawsuit against the Company alleging claims for four violations of California's wage and hour rules and regulations with regard to the Company's "on call" shifts for its retail associates. The complaint seeks class certification, appointment of the plaintiff as a class representative, and an unspecified amount of damages and penalties. The action is stayed until the date of the first status conference. The Company believes that three of the plaintiff's four claims are barred by the relevant statutes of limitation, and that all of the claims are subject to a valid arbitration agreement which prohibits the plaintiff from pursuing her claims on a collective basis. As the ultimate outcome of this matter is uncertain, no amounts have been accrued by the Company as of the date of this report. Depending on the actual outcome of this case, provisions could be recorded in the future which may have a material adverse effect on the Company's operating results.
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
Letters of Credit
The Company has issued guarantees in the form of commercial letters of credit, of which there were approximately $14 million and $7 million outstanding at October 31, 2015 and January 31, 2015, respectively, as security for merchandise shipments from overseas. All in-transit merchandise covered by letters of credit is accrued for in accounts payable.
Minimum Royalties
The Company has licensing arrangements under which the Company sells certain branded apparel and pays the licensor royalties. The contractually obligated minimum guaranteed royalty payments were approximately $7 million and $6 million at October 31, 2015 and January 31, 2015, respectively.
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
Cautionary Note Regarding Forward-Looking Statements
This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements be subject to the safe harbors created thereby. In Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended January 31, 2015 (our “2014 Annual Report”), we provide cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in the forward-looking statements contained herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, identifiable by the use of words or phrases such as “will result,” “expects to,” “will continue,” “anticipates,” “plans,” “intends,” “estimated,” “projects” and “outlook”) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Examples of forward-looking statements in this Report include, but are not limited to, the following categories of expectations about:

•	the sufficiency of operating cash flows, working capital and available credit to meet our operating and capital expenditure requirements;

•	our capital expenditure plans for the remainder of fiscal 2015;

•	potential recording of non-cash impairment charges for under-performing stores in future quarters; and

•	the ability to achieve planned cost reductions of $15 million in fiscal 2016.
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

Cash flow and liquidity (working capital)
During the first three quarters ended October 31, 2015, our operating results included declining comparable store net sales and gross margins, losses from operations of $13 million, as compared to losses of $8 million for the same period a year ago, and cash flows used in operations of $33 million, as compared to $4 million for the same period a year ago. As of October 31, 2015, we had cash and cash equivalents of $11 million and borrowings of $35 million under our $100 million revolving credit facility (the "Wells Credit Facility") with Wells Fargo Bank, N.A. (“Wells Fargo”), which is scheduled to mature on December 7, 2016. During the fourth quarter of fiscal 2015, we expect to borrow up to an additional $35 million under the Wells Credit Facility primarily to fund inventory purchases for the peak holiday selling season. We currently anticipate that a substantial portion of these borrowings will be repaid prior to the end of the fourth quarter. We also have a $60 million term loan with an affiliate of Golden Gate Capital (“Golden Gate”), which is scheduled to mature on December 7, 2016 (the “Term Loan”). Upon maturity of the Term Loan, $27 million of payable-in-kind (“PIK”) interest also will become due and payable. Accordingly, in light of the upcoming maturity of the Term Loan and the Wells Credit Facility we are considering various alternatives regarding the Term Loan, including discussions with Golden Gate. As part of such evaluation, we are considering the sales and leasebacks of our corporate headquarters in Anaheim, California and our distribution center in Olathe, Kansas, as a source of additional liquidity. There can be no assurance that any contemplated alternatives can be achieved.
We have historically financed our operations primarily from internally generated cash flow and with short- and long-term borrowings. In addition, we recently implemented an annual cost reduction program in the third quarter of fiscal 2015 which we believe will yield approximately $15 million of annual cost savings during fiscal 2016 (the “Cost Reduction Program”). The Cost Reduction Program is planned to be principally achieved through more streamlined in-store execution, reductions in selling, general and administrative expenses and capital expenditures, and through the restructuring of certain positions and departments at the corporate headquarters. Based on current forecasts, we believe that our cash flows from operations, together with our working capital, cash reserves, availability under the Wells Credit Facility and expected benefits associated with the Cost Reduction Program, will be sufficient to fund our operating and capital expenditure needs through December 7, 2016, the scheduled maturity date of the Term Loan and the Wells Credit Facility. However, if our comparable store net sales and gross margins continue to decline, and if we continue to experience negative operating results, we may deplete all of our cash reserves and be required to access most, if not all, of the Wells Credit Facility, and may be restricted from additional borrowings if we fail to comply with the minimum excess availability covenant in the Wells Credit Facility (see Note 7 to the unaudited condensed consolidated financial statements within this quarterly report). We also could potentially require other sources of financing to fund our operations and to refinance the Term Loan, which sources might not be available on a timely basis, or at all. Should we be unable to execute our plans, remain in compliance with the Term Loan or the Wells Credit Facility or obtain additional or alternative financing, we may be unable to repay the Term Loan and continue as a going concern for a reasonable period of time. The accompanying unaudited condensed consolidated financial statements within this Report do not include any adjustments that might result from the outcome of these uncertainties.
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

Results of Operations
The following table sets forth selected income statement data expressed as a percentage of net sales for the fiscal periods indicated. The discussion that follows should be read in conjunction with the table:

	For the Third Quarter Ended		For the Three Quarters Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying, distribution and occupancy costs	74.9	73.3	74.1	72.6
Gross margin	25.1	26.7	25.9	27.4
Selling, general and administrative expenses	25.9	27.3	28.1	28.7
Operating income (loss)	(0.8)	(0.6)	(2.2)	(1.3)
Gain on derivative liability	(1.3)	(2.3)	(4.8)	(2.8)
Interest expense, net	2.1	1.9	2.2	2.0
Income (loss) before income taxes	(1.6)	(0.2)	0.4	(0.5)
Income tax (benefit) expense	—	—	0.1	0.1
Net income (loss)	(1.6)%	(0.2)%	0.3%	(0.6)%
The third quarter (13 weeks) ended October 31, 2015 as compared to the third quarter (13 weeks) ended November 1, 2014
Net Sales
Net sales were $205.9 million for the third quarter of fiscal 2015 versus $212.3 million for the third quarter of fiscal 2014. The components of this $6.4 million decrease in net sales are as follows:

$ millions	Attributable to
$(5.2)	Decrease in comparable store sales.
(1.2)	Decrease in non-comparable sales.
$(6.4)	Total
For the third quarter of fiscal 2015, comparable store net sales decreased 3%, average sales per transaction increased 6% and total transactions decreased 8%, as compared to the same period a year ago. E-commerce net sales increased 8% for the third quarter of fiscal 2015 compared to fiscal 2014. Excluding the impact of e-commerce net sales, comparable retail store net sales for the third quarter of fiscal 2015 decreased 3% compared to fiscal 2014. The comparable store net sales decrease resulted from a 3% decrease in Men’s sales and a 2% decrease in Women’s sales. The decrease in Men’s sales was due primarily to declines in tops and accessories. The decrease in Women's sales was due primarily to declines in footwear and accessories. Apparel represented 84% of total Men’s sales for the third quarter of fiscal 2015 versus 82% in the third quarter of 2014, while Women’s apparel represented 95% of total Women's sales for the third quarter of fiscal 2015 versus 89% in the third quarter of fiscal 2014. Combined accessories and footwear were 12% of total sales for the third quarter of fiscal 2015 versus 15% for the third quarter of fiscal 2014.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $51.8 million for the third quarter of fiscal 2015 versus $56.7 million for the third quarter of fiscal 2014. As a percentage of net sales, gross margin was 25.1% for the third quarter of fiscal 2015 compared to 26.7% for the third quarter of fiscal 2014. The components of this 1.6% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(0.9)	Decrease in merchandise margin to 48.9% from 49.8%.
(0.9)	Increase in occupancy costs.
0.2	Decrease in buying, distribution and shipping costs.
(1.6)	Total
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $53.4 million for the third quarter of fiscal 2015 compared to $58.0 million for the third quarter of fiscal 2014. As a percentage of net sales, these expenses decreased to 25.9% in the third quarter of fiscal 2015 from 27.3% in the third quarter of fiscal 2014. The components of this 1.4% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
0.2	Increase in payroll and payroll related costs as a percentage of net sales.
(1.6)	Decrease in consulting, depreciation and other costs.
(1.4)	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges of approximately $0.4 million during both of the third quarters of fiscal 2015 and 2014 to write-down the carrying value of certain long-lived store assets to their estimated fair values. In addition, during the third quarter of fiscal 2014 it was determined that certain software licenses were abandoned, and as a result, we recorded an asset impairment charge of $1.1 million and accrued approximately $0.4 million related to future maintenance costs.
Gain on Derivative Liability
We recorded a non-cash gain of $2.7 million related to our derivative liability in the third quarter of fiscal 2015, compared to a non-cash gain of $4.9 million for the third quarter of fiscal 2014. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements–Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was $4.3 million in the third quarter of fiscal 2015 compared to $3.9 million in the third quarter of 2014. Interest expense, net, for the third quarters of fiscal 2015 and 2014 was primarily related to interest costs associated with the Term Loan and mortgage debt described in Note 7 to the Condensed Consolidated Financial Statements.
Income Tax Expense
We recognized income tax expense of $0.1 million during the third quarters of both fiscal 2015 and 2014. For fiscal 2015, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.
Net Loss
Our net loss for the third quarter of fiscal 2015 was $3.4 million, or $(0.05) per diluted share, versus net loss of $0.5 million, or $(0.01) per diluted share, for the third quarter of fiscal 2014. Included in the net loss for the third quarter of fiscal 2015 was a non-cash gain of $2.7 million, or $0.04 per diluted share related to our derivative liability, versus a non-cash gain of $4.9 million, or $0.07 per diluted share, for the same period a year ago.
The first three quarters (39 weeks) ended October 31, 2015 as compared to the first three quarters (39 weeks) ended November 1, 2014
Net Sales
Net sales were $568.0 million for the first three quarters of fiscal 2015 versus $595.2 million for the first three quarters of fiscal 2014. The components of this $27.2 million decrease in net sales are as follows:

$ millions	Attributable to
$(21.4)	Decrease in comparable store sales.
(5.8)	Decrease in non-comparable sales.
$(27.2)	Total
For the first three quarters of fiscal 2015, comparable store net sales decreased 4%, average sales per transaction increased 9% and total transactions decreased 12%, as compared to the same period a year ago. E-commerce net sales increased 2% during the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014. Excluding the impact of e-commerce net sales, comparable retail store net sales for the first three quarters of fiscal 2015 decreased 4% compared to the first three quarters of fiscal 2014. The comparable store net sales decrease resulted from a 5% decrease in Men’s sales and a 2% decrease in Women’s sales. The decrease in Men’s sales was due primarily to declines in tops, bottoms, swimwear and accessories. The decrease in Women's sales was due primarily to declines in bottoms, footwear and accessories. Apparel represented 82% of total Men’s sales for the first three quarters of fiscal 2015 versus 81% in the first three quarters of fiscal 2014, while Women’s apparel represented 93% of total Women's sales for the first three quarters of fiscal 2015 versus 91% in the first three quarters of fiscal 2014. Combined accessories and footwear were 13% of total sales for the first three quarters of fiscal 2015 versus 15% for the first three quarters of fiscal 2014.
Gross Margin
Gross margin, after buying, distribution and occupancy costs, was $146.9 million for the first three quarters of fiscal 2015 versus $162.9 million for the first three quarters of fiscal 2014. As a percentage of net sales, gross margin was 25.9% for the first three quarters of fiscal 2015 compared to 27.4% for the first three quarters of fiscal 2014. The components of this 1.5% decrease in gross margin as a percentage of net sales were as follows:

%	Attributable to
(0.2)	Decrease in merchandise margin to 51.8% from 52.0%.
(1.1)	Decrease in store occupancy costs.
(0.2)	Decrease in buying, distribution and other costs.
(1.5)	Total
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $159.4 million for the first three quarters of fiscal 2015 compared to $170.6 million for the first three quarters of fiscal 2014. As a percentage of net sales, these expenses decreased to 28.1% in the first three quarters of fiscal 2015 from 28.7% in the first three quarters of fiscal 2014. The components of this 0.6% decrease in SG&A as a percentage of net sales were as follows:

%	Attributable to
0.8	Increase in payroll and payroll related costs.
(1.4)	Decrease in consulting, depreciation and other costs.
(0.6)	Total
We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets (or asset group) may not be recoverable. Based on management’s review of the historical operating performance, including sales trends, gross margin rates, current cash flows from operations and the projected outlook for each of our stores, we determined that certain stores would not be able to generate sufficient cash flows over the remaining term of the related leases to recover our investment in the respective stores. As a result, we recorded non-cash impairment charges of approximately $1.0 million and $2.0 million during the first three quarters of fiscal 2015 and 2014, respectively, to write-down the carrying value of certain long-lived store assets to their estimated fair values. In addition, during the third quarter of fiscal 2014 it was determined that certain software licenses were abandoned, and as a result, we recorded an asset impairment charge of $1.1 million and accrued approximately $0.4 million related to future maintenance costs.
Gain on Derivative Liability
We recorded a non-cash gain of $27.5 million related to our derivative liability in the first three quarters of fiscal 2015, compared to a non-cash gain of $16.5 million for the first three quarters of fiscal 2014. See Note 10 to the Condensed Consolidated Financial Statements “Fair Value Measurements–Recurring Fair Value Measurements-Derivative Liability” for further discussion of the derivative liability.
Interest Expense, Net
Interest expense, net, was $12.8 million in the first three quarters of fiscal 2015 compared to $11.8 million in the first three quarters of 2014. Interest expense, net, for the first three quarters of fiscal 2015 and 2014 was primarily related to interest costs associated with the Term Loan and mortgage debt described in Note 7 to the Condensed Consolidated Financial Statements.
Income Tax Expense
We recognized income tax expense of $0.7 million and $0.4 million for the first three quarters of fiscal 2015 and 2014, respectively. For fiscal 2015, we expect to continue to maintain a valuation allowance against deferred tax assets resulting in minimal income tax expense for the year. Information regarding the realizability of our deferred tax assets and our assessment of a need for a valuation allowance is contained in Note 8 to the Condensed Consolidated Financial Statements.
Net Income (Loss)
Our net income for the first three quarters of fiscal 2015 was $1.5 million, or $0.02 per diluted share, versus a net loss of $3.4 million, or $(0.05) per diluted share, for the first three quarters of fiscal 2014. Included in the net income for the first three quarters of fiscal 2015 was a non-cash gain of $27.5 million, or $0.39 per diluted share related to our derivative liability, versus a non-cash gain of $16.5 million, or $0.24 per diluted share, for the same period a year ago.
Liquidity and Capital Resources
During the first three quarters ended October 31, 2015, our operating results included declining comparable store net sales and gross margins, losses from operations of $13 million, as compared to losses of $8 million for the same period a year ago, and cash flows used in operations of $33 million, as compared to $4 million for the same period a year ago. As of October 31, 2015, we had cash and cash equivalents of $11 million and borrowings of $35 million under our $100 million revolving credit facility (the "Wells Credit Facility") with Wells Fargo Bank, N.A. (“Wells Fargo”), which is scheduled to mature on December 7, 2016. During the fourth quarter of fiscal 2015, we expect to borrow up to an additional $35 million under the Wells Credit Facility primarily to fund inventory purchases for the peak holiday selling season. We currently anticipate that a substantial portion of these borrowings will be repaid prior to the end of the fourth quarter. We also have a $60 million term loan with an affiliate of Golden Gate Capital (“Golden Gate”), which is scheduled to mature on December 7, 2016 (the “Term Loan”). Upon maturity of the Term Loan, $27 million of payable-in-kind (“PIK”) interest also will become due and payable. Accordingly, in light of the upcoming maturity of the Term Loan and the Wells Credit Facility we are considering various alternatives regarding the Term Loan, including discussions with Golden Gate. As part of such evaluation, we are considering the sales and leasebacks of our corporate headquarters in Anaheim, California and our distribution center in Olathe, Kansas, as a source of additional liquidity. There can be no assurance that any contemplated alternatives can be achieved.
We have historically financed our operations primarily from internally generated cash flow and with short- and long-term borrowings. In addition, we recently implemented an annual cost reduction program in the third quarter of fiscal 2015 which we believe will yield approximately $15 million of annual cost savings during fiscal 2016 (the “Cost Reduction Program”). The Cost Reduction Program is planned to be principally achieved through more streamlined in-store execution, reductions in selling, general and administrative expenses and capital expenditures, and through the restructuring of certain positions and departments at the corporate headquarters. Based on current forecasts, we believe that our cash flows from operations, together with our working capital, cash reserves, availability under the Wells Credit Facility and expected benefits associated with the Cost Reduction Program, will be sufficient to fund our operating and capital expenditure needs through December 7, 2016, the scheduled maturity date of the Term Loan and the Wells Credit Facility. However, if our comparable store net sales and gross margins continue to decline, and if we continue to experience negative operating results, we may deplete all of our cash reserves and be required to access most, if not all, of the Wells Credit Facility, and may be restricted from additional borrowings if we fail to comply with the minimum excess availability covenant in the Wells Credit Facility (see Note 7 to the unaudited condensed consolidated financial statements within this quarterly report). We also could potentially require other sources of financing to fund our operations and to refinance the Term Loan, which sources might not be available on a timely basis, or at all. Should we be unable to execute our plans, remain in compliance with the Term Loan or the Wells Credit Facility or obtain additional or alternative financing, we may be unable to repay the Term Loan and continue as a going concern for a reasonable period of time. The accompanying unaudited condensed consolidated financial statements within this Report do not include any adjustments that might result from the outcome of these uncertainties.

	For the Three Quarters Ended
	October 31, 2015	November 1, 2014
	(In thousands)
Net cash used in operating activities	$(32,671)	$(4,280)
Net cash used in investing activities	(12,284)	(11,320)
Net cash provided by financing activities	33,716	110
Net decrease in cash and cash equivalents	$(11,239)	$(15,490)
Operating Cash Flows
Net cash used in operating activities in the first three quarters of fiscal 2015 was $32.7 million, compared to $4.3 million of cash used in operating activities the first three quarters of fiscal 2014. This decrease of $28.4 million was due primarily to the gain in our derivative liability, which was $27.5 million in the first three quarters of fiscal 2015, compared to $16.5 million in the first three quarters of fiscal 2014. This gain also contributed to our net income of $1.5 million for the first three quarters of 2015, compared to a net loss of $3.4 million for the first three quarters of fiscal 2014. Other non-cash adjustments to reconcile our net income (loss) to net cash used in operating activities were primarily related to depreciation and amortization expense in both periods. Our primary use of cash in the first three quarters of fiscal 2015 and 2014 was to purchase merchandise inventories.

Working Capital
Working capital at October 31, 2015 was $16.4 million, compared to $7.5 million at January 31, 2015, an increase of $8.9 million. The changes in working capital were as follows:

$ millions	Description
$7.5	Working capital at January 31, 2015
(11.2)	Decrease in cash and cash equivalents.
(35.0)	Increase in line of credit balance.
25.4	Decrease in inventories, net of accounts payable.
27.5	Decrease in derivative liability.
2.2	Increase in other current assets, net of other current liabilities.
16.4	Working capital at October 31, 2015

Investing Cash Flows
Net cash used in investing activities in the first three quarters of fiscal 2015 was $12.3 million, compared to $11.3 million used in investing activities for the first three quarters of fiscal 2014, an increase in cash outflow of $1.0 million. Investing cash outflows in the first three quarters of fiscal 2015 and 2014 were primarily comprised of capital expenditures for the construction of new stores and for refreshing existing stores, as well as, information technology investments. We expect total capital expenditures for fiscal 2015 to be approximately $15 to $20 million.
Financing Cash Flows
Net cash provided by financing activities in the first three quarters of fiscal 2015 was $33.7 million, compared to net cash provided by financing activities of $0.1 million for the first three quarters of fiscal 2014. The primary uses of cash for financing activities in the first three quarters of fiscal 2015 and 2014 were principal payments under our mortgage debt and capital lease obligations, as well as required statutory tax withholding payments associated with the vesting of restricted stock awards for certain executive officers. These uses of cash were partially offset by proceeds from the issuance of stock-based compensation during both periods. In addition, during the first three quarters of fiscal 2015, we borrowed $45.0 million on our line of credit, and subsequently repaid $10.0 million of these borrowings. These borrowings were primarily for the purpose of financing inventory purchases in advance of peak selling seasons, including Back-to-School and the Holidays.
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

Contractual Obligations
We have minimum annual rental commitments under existing store leases as well as a minor amount of capital leases for information technology assets. We lease all of our retail store locations under operating leases. We lease equipment, from time to time, under both capital and operating leases. In addition, at any time we are contingently liable for commercial letters of credit with foreign suppliers of merchandise. At October 31, 2015, our future financial commitments under all existing contractual obligations were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Operating lease obligations	$360	$76	$127	$79	$78
Term loan	91	4	87	—	—
Mortgage debt	35	2	4	4	25
Letters of credit	14	14	—	—	—
Guaranteed minimum royalties	7	2	4	1	—
Capital lease obligations	1	1	—	—	—
Total	$508	$99	$222	$84	$103
Operating lease obligations consist primarily of future minimum lease commitments related to store operating leases. The contractual obligations table above does not include common area maintenance (“CAM”) charges, insurance, or tax obligations, which are also required contractual obligations under our store operating leases. In many of our leases, CAM charges are not fixed and can fluctuate significantly from year to year for any particular store. Total store rental expenses, including CAM, for the first three quarters of fiscal 2015 and fiscal 2014 were $105 million and $103 million, respectively. Total CAM expenses could fluctuate from year-to-year as long-term leases come up for renewal at current market rates in excess of original lease terms and as we continue to close stores. Additional information regarding operating leases can be found below under the caption “Operating Leases.”
Obligations under our Executive Deferred Compensation Plan were $2.0 million as of October 31, 2015, and have been excluded from the contractual obligations table above as we are unable to reasonably determine the amount or the timing of the future payments.
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
Inflation
We do not believe that inflation has had a material effect on our results of operations in the recent past, including the first three quarters of fiscal 2015.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk in connection with the Wells Credit Facility. Generally, direct borrowings under the Wells Credit Facility bear interest at a floating rate (as defined in the Wells Credit Facility, 1.94% as of October 31, 2015) which, at the Company’s option, may be determined by reference to a LIBOR Rate or a Base Rate. See Note 7 to the Consolidated Financial Statements in our 2014 Annual Report.
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
We are exposed to market risks related to fluctuations in the market price of our common stock. The derivative liability associated with the Series B Preferred is recorded at fair value using an options pricing model which is dependent on the market price of our common stock. Changes in the value of the derivative are included as a component of earnings in current operations. A sensitivity analysis was performed with respect to the Series B Preferred to determine the impact of fluctuations in the market price of our common stock. The sensitivity analysis determined that the impact of a market price fluctuation of 10% would change the fair value of the derivative liability by approximately $0.2 million. See Note 10 to the Condensed Consolidated Financial Statements for further discussion of our derivative liability and valuation thereof.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls and procedures are also designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2015.
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
Our liquidity has been adversely impacted by our negative operating results and we cannot assure you that we will have sufficient liquidity going forward if certain negative trends continue, or if we are not able to refinance the Term Loan in light of the upcoming maturity of the Wells Credit Facility and the Term Loan.
We have historically financed our operations primarily from internally generated cash flow and with short- and long-term borrowings. In addition, we recently implemented an annual cost reduction program in the third quarter of fiscal 2015 which we believe will yield approximately $15 million of annual cost savings during fiscal 2016 (the “Cost Reduction Program”). The Cost Reduction Program is planned to be principally achieved through more streamlined in-store execution, reductions in selling, general and administrative expenses and capital expenditures, and through the restructuring of certain positions and departments at the corporate headquarters. Based on current forecasts, we believe that our cash flows from operations, together with our working capital, cash reserves, availability under the Wells Credit Facility and expected benefits associated with the Cost Reduction Program, will be sufficient to fund our operating and capital expenditure needs through December 7, 2016, the scheduled maturity date of the Term Loan and the Wells Credit Facility. However, if our comparable store net sales and gross margins continue to decline, and if we continue to experience negative operating results, we may deplete all of our cash reserves and be required to access most, if not all, of the Wells Credit Facility, and may be restricted from additional borrowings if we fail to comply with the minimum excess availability covenant in the Wells Credit Facility (see Note 7 to the unaudited condensed consolidated financial statements within this quarterly report). We also could potentially require other sources of financing to fund our operations and to refinance the Term Loan, which sources might not be available on a timely basis, or at all. Should we be unable to execute our plans, remain in compliance with the Term Loan or the Wells Credit Facility or obtain additional or alternative financing, we may be unable to repay the Term Loan and continue as a going concern for a reasonable period of time.
We are not currently in compliance with the NASDAQ Global Select Market $1.00 minimum bid price requirement and the NASDAQ Global Select Market minimum public float requirement of $15 million. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.
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
Additionally, on October 29, 2015, we received a second notice from NASDAQ stating that, for the last 30 consecutive business days, we had not met the $15 million minimum market value of publicly held shares continued listing standard as required by NASDAQ Listing Rule 5450(b)(3)(C). As provided in the NASDAQ rules, we have 180 calendar days, or until April 26, 2016, to regain compliance. To regain compliance, the market value of our publicly held shares must be $15 million or more for a minimum of ten consecutive business days at any time prior to April 26, 2016.
If we have not regained compliance with such standard prior to April 26, 2016, we will consider whether to apply to transfer our common stock to the NASDAQ Capital Market. The ability to transfer to the NASDAQ Capital Market would be dependent upon our meeting the applicable listing requirements for that exchange. If we are eligible to, and decide to, transition to the NASDAQ Capital Market, the transition would not impact our obligation to file periodic reports and other reports with the Securities and Exchange Commission under applicable federal securities laws. If we do not transfer our securities to the NASDAQ Capital Market or regain compliance with Rule 5450(b)(3)(C) by April 26, 2016, the NASDAQ staff will issue a notice that our securities are subject to delisting. We would then have the right to appeal the decision to a NASDAQ Listing Qualifications Panel. We have not yet determined what other actions we may pursue to regain compliance with the above NASDAQ continued listing requirement, and there can be no assurance that we will be able to regain compliance with such requirement.
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

PACIFIC SUNWEAR OF CALIFORNIA, INC. (Registrant)
Date: December 8, 2015	By:	/s/ GARY H. SCHOENFELD
Gary H. Schoenfeld
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: December 8, 2015	By:	/s/ CHRISTOPHER R. TEDFORD
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